Form 10-Q
period 2013-09-30
Premier, Inc.
filed 2013-11-12
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-36092
______________________________________________________________________
 Premier, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________

Delaware	35-2477140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13034 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(704) 357-0022
(Registrant's telephone number, including area code)_____________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐
No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 11, 2013, there were 32,374,751 shares of the registrant's Class A common stock, par value $0.01 per share, and 112,607,832 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended September 30, 2013 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Purchasing Partners, L.P., a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business, which changed its name to “Premier Healthcare Alliance, L.P.” ("Premier LP") in connection with the Reorganization (as defined herein). Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization," occurred by which Premier GP became the general partner of Premier LP and Premier Healthcare Solutions, Inc., a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.," now Premier Healthcare Solutions, Inc., ("PHSI"), became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc., a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services ("PSCI"), historically conducted all of our business. Upon the consummation of the Reorganization and the IPO, our assets and business operations are substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and the IPO, and we will conduct all of our business through Premier LP and its subsidiaries.
Because the Reorganization and the IPO had not yet been consummated and Premier, Inc. had no substantial assets and conducted no substantial activities as of September 30, 2013, the financial statements and other information of PHSI and its consolidated subsidiaries are included in this Quarterly Report as of September 30, 2013 and for the quarters ended September 30, 2013 and 2012. For more information about the Reorganization and the IPO, refer to Note 5 - Subsequent Events to the Premier, Inc. Notes to Financial Statements of this Quarterly Report.
Throughout this Quarterly Report, references to "member owners" refer collectively to our past, present and future customers, or members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and the IPO, as described in the final prospectus, dated September 25, 2013, filed with the United States Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on September 27, 2013 relating to the Registration Statement on Form S-1 (File No. 333-190828), and any amendment or supplement thereto (the "Prospectus"), beneficially own shares of Premier, Inc. Class B common stock, par value $0.000001 per share, (the "Class B common stock"), and Class B common units after giving effect to the Reorganization, provided, that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Quarterly Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks related to future acquisition opportunities, potential litigation, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in our specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or regulatory healthcare environment, Premier’s compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on our software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier’s member owners or between Premier's member owners and itself, Premier’s ability to effectively deploy the net proceeds from future issuances of Premier, Inc.'s Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, Premier's entitlement to a 70% rather than 80% dividends received deduction with respect to dividends received from Premier LP's corporate subsidiaries, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a public company, Premier's inexperience and lack of operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock and the risk factors discussed under the heading "Risk Factors" in the Prospectus.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of Premier's periodic and current filings with the SEC, as well as those discussed under the "Risk Factors" and "Forward Looking Statements" section of the Prospectus, which are available on Premier's website at http://investors.premierinc.com/. You should not place undue reliance on any of Premier's forward looking statements which speak only as of the date they are made, and Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Cash	$1	$1
Other assets	126,776	—
Total assets	$126,777	$1

Stockholder's Equity
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	$—	$—
Class A common stock, par value $0.01 per share, 500,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	1	1
Class B common stock, par value $0.000001 per share, 600,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	—	—
Additional paid-in capital	325,066	—
Accumulated deficit	(198,290)	—
Total stockholder's equity	$126,777	$1
See accompanying notes to financial statements.

PREMIER, INC.
Statement of Income
Three Months Ended September 30, 2013
(Unaudited)

Operating expenses:
Selling, general and administrative expense	$325,066
Loss before income taxes	325,066
Income tax benefit	(126,776)
Net loss	$(198,290)

Weighted average shares outstanding - basic and diluted	100

Loss per share - basic and diluted	$(1,982.90)
See accompanying notes to financial statements.

PREMIER, INC.
Statement of Cash Flows
Three Months Ended September 30, 2013
(Unaudited)

Operating activities
Net loss	$(198,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	325,066
Change in other current assets	(126,776)
Net cash provided by operating activities	—
Cash and cash equivalents at beginning of period	1
Cash and cash equivalents at end of Period	$1

See accompanying notes to financial statements.

PREMIER, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Premier, Inc. is a holding company and was incorporated in the state of Delaware on May 14, 2013 for the sole purpose of becoming the managing member of Premier Services, LLC. Premier Services, LLC will act as the general partner of Premier Healthcare Alliance, L.P. ("Premier LP") upon completion of the initial public offering ("IPO") and Reorganization.
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. Premier, Inc. believes that all disclosures are adequate to make the information presented not misleading and should be read in conjunction with the financial statements and related footnotes contained in the prospectus, dated September 25, 2013, filed with the SEC (the "Prospectus").
The preparation of Premier, Inc.'s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) STOCKHOLDERS' EQUITY
Premier, Inc. has been capitalized with the issuance of 100 shares of Class A common stock with a par value of $0.01 per share for a total of $1.00.
Holders of Class A common stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders, (ii) to receive dividends, when and if declared by the board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class of series of stock having a preference over or the right to participate with the Class A common stock with respect to the payment of dividends or other distributions and (iii) receive pro rata, based on the number of shares of Class A common stock held, the remaining assets available for distribution upon the dissolution or liquidation of Premier, Inc., after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any.
Holders of Class B common stock are (i) entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and (ii) not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, Inc., other than dividends payable in shares of Premier, Inc.'s common stock. Class B common stock will not be listed on any exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
(3) EARNINGS PER SHARE
Basic earnings per share of Premier, Inc. is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.

The following table provides a reconciliation of common shares used for basic earnings per share and diluted earnings per share for the three months ended September 30, 2013:

Weighted average number of common shares used for basic earnings per share (a)	100
Effect of potentially dilutive shares (b)	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	100
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	—
(a) Weighted average number of common shares used for basic earnings per share excludes 46,206 weighted average shares of non-vested restricted stock units and 54,125 weighted average shares of non-vested performance share awards for the three months ended September 30, 2013.
(b) The effect of 26,408 restricted stock units for the three months ended September 30, 2013 was excluded from the diluted weighted average shares outstanding due to the net loss sustained for the period.
(c) Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted average market price of Premier, Inc.'s common stock during the period.
(4) STOCK-BASED COMPENSATION
Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $0.3 million for the three months ended September 30, 2013, with a resulting deferred tax asset of $0.1 million included in other assets on the balance sheet, calculated at a rate of 39%. At September 30, 2013, there is $64.8 million of unrecognized stock-based compensation related to non-vested awards that will be amortized over 2.75 years.
Premier, Inc. 2013 Equity Incentive Plan
The Premier, Inc. 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of September 30, 2013, there are 7,667,770 shares available for grant under the 2013 Equity Incentive Plan.
On September 25, 2013, certain of Premier Inc.'s employees and members of the board of directors were granted restricted stock units, performance award units and/or stock options. In addition, on September 25, 2013, all employees of Premier, Inc. were granted a one-time celebration award of restricted stock units, which vest in full on July 1, 2016.
Restricted Stock Units. On September 25, 2013, Premier, Inc. granted 414,987 restricted stock units to certain employees, 11,112 restricted stock units to non-employee directors and 282,800 celebration restricted stock units to all employees, with a grant date fair value of $27.00 per share. The employee restricted stock units vest in full on July 1, 2016 and the non-employee board of director restricted stock units vest in full on September 25, 2014.
Performance Share Awards. On September 25, 2013, Premier, Inc. granted 829,922 performance share awards, with a grant date fair value of $27.00 per share to certain employees. The performance share awards vest on July 1, 2016, either in part or in full, contingent upon the achievement of certain performance criteria.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier, Inc. or immediately upon an employee's termination with Premier, Inc., depending on the termination circumstances. On September 25, 2013, Premier, Inc. granted 2,054,192 stock options, with an exercise price equal to the fair market value of a share of Premier, Inc.'s common stock on the grant date of $27.00 per share, to certain employees. The stock options vest in three equal annual installments, commencing on the first anniversary of July 1, 2013.
For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

Expected life (1)	6 years
Expected dividend (2)	—
Expected volatility (3)	42.00%
Risk-free interest rate (4)	1.71%
(1) The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier Inc.'s employees.
(2) No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.
(3) The expected volatility rate is based on the observed historical volatilities of comparable companies.
(4) The risk-free interest rate was interpolated from the five-year and seven-year United States constant maturity market yield as of the date of the grant.
(5) SUBSEQUENT EVENTS
Initial Public Offering
On October 1, 2013, Premier, Inc. consummated its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share. This included 4,222,793 shares sold pursuant to the overallotment option granted to the underwriters by Premier, Inc., which was exercised in full prior to the consummation of the IPO, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions but before expenses.
Premier, Inc. used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A Common Stock by the underwriters to Premier, Inc. in connection with the IPO. All Class B common units purchased by Premier, Inc. with the net proceeds from this offering automatically converted to Class A common units, pursuant to the terms of the Amended and Restated Limited Partnership Agreement of Premier LP (the "LP Agreement"), and were contributed by Premier, Inc. to Premier GP.
Reorganization
On October 1, 2013 (the "Effective Date"), Premier, Inc. consummated the Reorganization. In connection with the Reorganization and IPO, immediately following the Effective Date, all of Premier LP's limited partners that approved the Reorganization received an amount of Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Additionally, immediately following the effective date of the LP Agreement, all of the stockholders (consisting of member owners) of PHSI that approved the Reorganization contributed their PHSI common stock to Premier LP in exchange for additional Class B common units based on such stockholder's percentage interest in the fair market valuation of PHSI and Premier LP prior to the Reorganization. As a result of the foregoing contributions, PHSI became a wholly owned subsidiary of Premier LP.
In connection with the Reorganization, the member owners purchased from Premier, Inc. 112,607,832 shares of Class B common stock, for par value, $0.000001 per share, which number of shares of Class B common stock equaled the number of Class B common units held by the member owners immediately following the IPO, pursuant to a stock purchase agreement.
Below is a summary of the principal documents that effected the Reorganization and define and regulate the governance and control relationships among Premier, Inc., Premier LP and the member owners after the completion of the Reorganization and IPO.
LP Agreement
In connection with the Reorganization and IPO, the LP Agreement made Premier GP the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As such, Premier, Inc., the sole member of Premier GP, is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier, Inc. to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to the holders of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, Inc., which Premier, Inc. will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreement, and (iii) meet its obligations to the member owners under the exchange agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier, Inc. elects to pay some or all of the consideration to such member owners in cash. In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier, Inc's Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in Premier, Inc.'s GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units), (iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above.
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier, Inc.'s member owners entered into a voting trust agreement, which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the voting trust agreement, the member owners will retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the voting trust agreement, the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters.
Exchange Agreement
In connection with the Reorganization and IPO, Premier, Inc., Premier LP and the member owners entered into an exchange agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the exchange agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner will have the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier, Inc.'s audit committee (or another committee of independent directors) of Premier, Inc.'s board of directors. This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the exchange agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier, Inc. and the member owners entered into a registration rights agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the registration rights agreement, as soon as practicable from the date that is 12 full calendar months after the completion of this offering, Premier, Inc. must use all reasonable efforts to cause a resale shelf registration statement to become effective for resales from time to time of its Class A common stock that may be issued to the member owners in exchange for their Class B common units pursuant to the exchange agreement, subject to various restrictions. Subject to certain exceptions, Premier, Inc. will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier, Inc. will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier, Inc.'s election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier, Inc. will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier, Inc. will either proceed with the company-directed underwritten public offering (such decision being in Premier, Inc.'s sole discretion) or notify the member owners that Premier, Inc. will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier, Inc.'s Class A common stock, Premier, Inc. may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, Inc., as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The registration rights agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
Tax Receivable Agreement
In connection with the Reorganization and IPO, Premier, Inc. entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the tax receivable agreement, Premier, Inc. has agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier, Inc. actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the exchange agreement, and of certain other tax benefits related to Premier, Inc. entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.
GPO Participation Agreement
In connection with the Reorganization and IPO, Premier, Inc.'s member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of its GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or member facilities, through Premier, Inc's GPO supplier contracts. In addition, Premier, Inc's two largest regional GPO member owners, which represented approximately 17% of Premier LP's gross administrative fees revenue for fiscal year 2013, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP subject to certain termination rights, these GPO participation agreements will be for an initial five-year term, although Premier LP's two largest regional GPO member owners have entered into agreements with seven-year terms.
The terms of the GPO participation agreements vary as a result of provisions in Premier, Inc.'s existing arrangements with member owners that conflict with the terms of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In certain other instances, Premier LP and member owners have entered into GPO participation agreements with certain terms that vary from the standard form, which were approved by the member agreement review committee of Premier, Inc.'s board of directors, based upon regulatory constraints, pending merger and acquisition activity or other circumstances affecting those member owners.
Effects of the Reorganization
Immediately following the consummation of the Reorganization and IPO:

•
Premier, Inc. became the sole member of Premier GP and Premier GP became the general partner of Premier LP. Through Premier GP, Premier, Inc. exercises indirect control over the business operated by Premier LP, subject to certain limited partner approval rights. Premier GP has no employees and acts solely through its board of managers and appointed officers in directing the affairs of Premier LP;

•	the member owners hold 112,607,832 shares of Class B common stock and 112,607,832 Class B common units;

•	Premier GP holds 32,374,751 Class A common units;

•	through their holdings of Class B common stock, the member owners have approximately 78% of the voting power in Premier, Inc.;

•	the investors in the IPO collectively own all of Premier, Inc.'s outstanding shares of Class A common stock and collectively have approximately 22% of the voting power in Premier, Inc.; and

•	Premier LP is the operating partnership and parent company to all of Premier, Inc.'s other operating subsidiaries, including PSCI and PHSI.
Any newly admitted Premier LP limited partners must also become parties to the exchange agreement, the registration rights agreement, the voting trust agreement and the tax receivable agreement, in each case on the same terms and conditions as the member owners (except that any Class B common units acquired by such newly admitted Premier LP limited partners will not be subject to the seven-year vesting schedule set forth in the LP Agreement and the exchange agreement). Any newly admitted Premier LP limited partner will also enter into a GPO participation agreement with Premier LP.
Unaudited Pro Forma Consolidated Financial Statements
The unaudited pro forma consolidated balance sheet as of September 30, 2013 and the unaudited pro forma consolidated statement of income for the three months ended September 30, 2013 present the results of PHSI and giving pro forma effect to Premier, Inc. and the Reorganization, IPO and the use of the net proceeds from the IPO as if such transactions occurred on July 1, 2013 for the consolidated statement of income and as of September 30, 2013 for the consolidated balance sheet.
The pro forma adjustments give effect to:

•
the Reorganization, including (i) the issuance of 32,374,751 shares of Class A common stock in the IPO, or approximately 22% of the Class A common stock and Class B common stock, collectively, outstanding after the Reorganization and IPO, at an IPO price of $27.00 per share and the use of the net proceeds therefrom to purchase (A) Class A common units from Premier LP, (B) Class B common units from PHSI and (C) Class B common units from Premier, Inc.'s member owners, (ii) the entry by Premier LP, Premier GP and the member owners into the LP Agreement and (iii) the issuance of 112,607,832 shares of Class B common stock to the member owners;

•
payments to each member owner of revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through Premier LP's GPO supplier contracts (and, in addition, Premier LP's two largest regional GPO member owners, which represented approximately 17% of Premier LP's gross administrative fees revenue for fiscal year 2013, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP);

•
the change from the 99% noncontrolling interest held by the limited partners of Premier LP prior to the Reorganization to the approximately 78% noncontrolling interest held by the limited partners of Premier LP subsequent to the Reorganization and IPO;

•
the change in the allocation of Premier LP's income from 1% of operating income and 5% of investment income to PHSI prior to the Reorganization and IPO to approximately 22% of Premier LP's income to Premier, Inc. (indirectly through Premier GP) subsequent to the Reorganization and IPO as the result of the modified income allocation provisions of the LP Agreement and Premier, Inc.'s purchase of approximately 22% of the common units;

•
adjustments that give effect to the tax receivable agreement, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier, Inc.'s purchase of Class B common units from the member owners; and

•
payments due to member owners pursuant to the tax receivable agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier, Inc. actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in the tax basis of Premier LP's assets resulting from Premier, Inc.'s purchase of Class B common units from the member owners and of certain other tax benefits related to Premier, Inc. entering into the tax receivable agreement.

The unaudited pro forma consolidated financial information reflects the manner in which Premier, Inc. accounted for the Reorganization and IPO. Specifically, Premier, Inc. accounted for the Reorganization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification Topic 805, Business Combinations. Accordingly, after the Reorganization, the assets and liabilities of Premier, Inc. are reflected at their carryover basis. The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect Premier, Inc.'s results of operations or financial position that would have occurred had it operated as a public company during the periods presented. The unaudited pro forma consolidated financial information should not be relied upon as being indicative of Premier, Inc.'s financial condition or results of operations had the Reorganization and IPO and the contemplated use of the estimated net proceeds from the IPO occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project Premier, Inc.'s results of operations or financial position for any future period or date.
The unaudited pro forma consolidated financial statements should be read together with "Unaudited Pro Forma Consolidated Financial Information," "Structure," "Selected Consolidated Financial and Other Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes appearing in the Prospectus, Premier, Inc.'s financial statements as of and for the three months ended September 30, 2013 and with PHSI's consolidated financial statements as of and for the three months ended September 30, 2013 and 2012 included under Item 1 of this Quarterly Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 2 of this Quarterly Report.

PREMIER, INC.
Pro Forma Consolidated Balance Sheet
September 30, 2013
(Unaudited)
(In thousands, except share data)

	PHSI	Pro Forma Adjustments		Premier, Inc. Pro Forma
Assets
Cash and cash equivalents	$75,351	$277,814	(1)	$353,165
Marketable securities	57,500	—		57,500
Accounts receivable, net	61,968	—		61,968
Inventories - finished goods	13,029	—		13,029
Prepaid expenses and other current assets	34,576	(5,555)	(2)	29,021
Due from related party	788	—		788
Deferred tax assets	7,691	—		7,691
Total current assets	250,903	272,259		523,162
Investments	10,773	—		10,773
Property and equipment, net	119,538	—		119,538
Restricted cash	5,000	—		5,000
Deferred tax assets	13,328	294,950	(3)	308,278
Goodwill	84,626	—		84,626
Intangible assets, net	9,262	—		9,262
Other assets	28,410	—		28,410
Total assets	$521,840	$567,209		$1,089,049

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$16,899	$—		$16,899
Accrued expenses	25,486	—		25,486
Revenue share obligations	5,085	—		5,085
Accrued compensation and benefits	22,374	—		22,374
Deferred revenue	17,492	—		17,492
Current portion of notes payable	7,438	—		7,438
Current portion of lines of credit	60,000	—		60,000
Payable pursuant to tax receivable agreement	—	10,142	(3)	10,142
Income tax payable	—	8,425	(4)	8,425
Other current liabilities	2,402	—		2,402
Total current liabilities	157,176	18,567		175,743
Notes payable, less current portion	20,293	—		20,293
Lines of credit, less current portion	11,508	—		11,508
Payable pursuant to tax receivable agreement, less current portion	—	194,651	(3)	194,651
Deferred compensation plan obligations	27,653	—		27,653
Deferred rent	15,841	—		15,841
Other long-term liabilities	5,387	—		5,387
Total liabilities	237,858	213,218		451,076
Redeemable limited partners' capital	207,066	212,595	(5)	419,661
Stockholders' equity:
Series A Preferred stock, par value $0.01, 400,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, par value $0.01, 12,250,000 shares authorized; 5,626,784 shares issued and outstanding, no shares outstanding on a pro forma basis	56	(56)	(6)	—
Class A common stock, par value $0.01, 500,000,000 shares authorized; 32,374,751 shares issued and outstanding on a pro forma basis	—	324	(6)	324
Class B common stock, par value $0.000001, 600,000,000 shares authorized; 112,607,832 shares issued and outstanding on a pro forma basis	—	—	(6)	—
Additional paid-in capital	28,503	149,748	(7)	178,251
Retained earnings	50,321	(8,623)	(8)	41,698
Noncontrolling interest	(1,964)	—		(1,964)
Accumulated other comprehensive income	—	3	(5)	3
Total stockholders' equity	76,916	141,396		218,312
Total liabilities, redeemable limited partners' capital and stockholders' equity	$521,840	$567,209		$1,089,049

PREMIER, INC.
Pro Forma Consolidated Statement of Income
Three Months Ended September 30, 2013
(Unaudited)
(In thousands, except per share data)

	PHSI	Pro Forma Adjustments		Premier, Inc. Pro Forma
Net revenue:
Net administrative fees	$143,576	$(41,263)	(9)	$102,313
Other services and support	53,252	—		53,252
Services	196,828	(41,263)		155,565
Products	43,748	—		43,748
	240,576	(41,263)		199,313
Cost of revenue:
Services	27,488	—		27,488
Products	40,038	—		40,038
	67,526	—		67,526
Gross profit	173,050	(41,263)		131,787
Operating expenses:
Selling, general and administrative	62,318	325		62,643
Research and development	852	—		852
Amortization of purchased intangible assets	601	—		601
	63,771	325		64,096
Operating income	109,279	(41,588)		67,691
Equity in net income of unconsolidated affiliates	4,114	—		4,114
Interest and investment income, net	220	—		220
Gain on disposal of assets	4	—		4
Other income, net	4,338	—		4,338
Income before income taxes	113,617	(41,588)		72,029
Income tax expense	891	5,870	(10)	6,761
Net income	112,726	(47,458)		65,268
Add: Net loss attributable to noncontrolling interest in SVS, LLC	210	—		210
Less: Net income attributable to noncontrolling interest in Premier LP	(113,214)	62,184	(11)	(51,030)
Net (loss) income attributable to noncontrolling interest	(113,004)	62,184		(50,820)
Net (loss) income attributable to PHSI/Premier, Inc. shareholders	$(278)	$14,726		$14,448

Weighted average shares outstanding of Class A common stock:
Basic	5,627			32,375	(13)
Diluted	5,627			32,401	(13)

(Loss) earnings per share of Class A common stock:
Basic	$(0.05)			$0.45	(12)
Diluted	$(0.05)			$0.45	(12)

(1)
Reflects net effect on cash and cash equivalents of the receipt of gross proceeds from the IPO of $874.1 million (with an IPO price of $27.00 per share of Class A common stock) and the purchase of units from the member owners described above.

(In thousands)
Actual cash as reported		$75,351
Pro forma adjustments
Gross proceeds from the IPO	874,118
Underwriting discounts, commissions and other expenses	(52,447)
Purchases of Class B common units from the member owners	(543,857)
		277,814
Pro forma cash balance		$353,165

(2)	Reflects the reduction of prepaid expenses related to the IPO, with an offset to the proceeds of the IPO in additional paid-in capital.

(3)
Premier LP intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the initial sale of Class B common units by PHSI and the member owners will result in adjustments to the tax basis of the assets of Premier LP. These increases in tax basis are expected to increase (for tax purposes) the depreciation and amortization deductions by Premier LP, and therefore, to reduce the amount of income tax that Premier, Inc. would otherwise be required to pay in the future. In connection with the Reorganization and IPO, Premier, Inc. has entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO, pursuant to which Premier, Inc. agrees to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that Premier, Inc. actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the sale or exchange of Class B common units by the member owners. The unaudited pro forma consolidated financial statements reflect adjustments (shown in the pro forma adjustments column above) to give effect to the Section 754 election and the tax receivable agreement based on the following assumptions:

•
The unaudited pro forma consolidated financial statements include adjustments to reflect the expected increase in deferred tax assets representing the income tax effects of the increases in the tax basis as a result of Premier LP's election under Section 754 of the Code in connection with the initial sale of Class B common units described above. This adjustment is calculated based on an estimated effective income tax rate for Premier, Inc. of 39%, which includes a provision for U.S. federal income taxes and assumes (i) Premier, Inc.'s estimated statutory rates apportioned to each state and local tax jurisdiction, (ii) that there are no material changes in the relevant tax law, and (iii) that Premier, Inc. earns sufficient taxable income in each year to realize the full tax benefit of the amortization of its assets.

•
Premier, Inc. will determine the adjustments in connection with the Section 754 election by first calculating the excess of each selling member owner's and PHSI's assumed selling price over such person's share of Premier LP's tax basis in its assets attributable to the Class B common units being sold to Premier, Inc. Premier, Inc. will then allocate the aggregate excess among Premier LP's assets following applicable tax regulations governing adjustments that result from the Section 754 election. Premier, Inc. will determine each selling member owner's share of the tax basis in Premier LP's assets attributable to the Class B common units sold to Premier, Inc. by multiplying the member owner's tax capital account balance as of the date of sale as maintained in Premier LP's books and records by a fraction, the numerator of which is the number of Class B common units sold to us, and the denominator of which is the number of Class B common units held by the selling member owner immediately prior to the sale. For purposes of the calculation, the assumed selling price per Class B common unit will equal the price paid per share of the Class A common stock by the underwriters to Premier, Inc. in the IPO. The adjustments are expected to increase Premier LP's basis in its assets (for tax purposes), and Premier, Inc. will calculate the amount of any depreciation, amortization and other deductions to which it will be entitled as a result of these adjustments. Premier, Inc. will then calculate Premier, Inc.'s tax liability with and without the deductions attributable to these adjustments, assuming that Premier, Inc. earns sufficient taxable income in each year to realize the full benefit of the deductions. Premier, Inc. will compute the estimated tax benefit attributable to the election as the excess of Premier, Inc.'s tax liability as so computed without the deductions over Premier, Inc.'s tax liability as so computed with the deductions. Additionally, the tax receivable agreement payments may give rise to adjustments that result in Premier LP becoming entitled to additional deductions, and the calculation of Premier, Inc.'s liability under the tax receivable agreement would take these adjustments and additional resulting deductions into account.

•
Premier LP's election under Section 754 of the Code is at the discretion of Premier LP and is not subject to review or approval by the IRS or other tax authorities. The computation of the adjustments resulting from the Section 754 election and Premier, Inc.'s tax liability is subject to audit by the IRS and other tax authorities in the same manner as all other items reported on income tax returns.

•
The unaudited pro forma consolidated financial statements include cumulative adjustments of $204.8 million, of which $10.1 million is expected to be paid in the next 12 months, and is reflected as a current liability with the remaining balance classified as a long-term liability, to reflect a liability equal to 85% of the estimated realizable tax benefit resulting from the estimated increase in tax basis due to Premier LP's Section 754 election in connection with the initial sale by the member owners, of the Class B common units described above as an increase to payable pursuant to the tax receivable agreement.

•
The unaudited pro forma consolidated financial statements include adjustments to reflect deferred tax assets for the change in the allocation of Premier LP's income from 1% of operating income and 5% of investment income to PHSI prior to the Reorganization to approximately 22% of Premier LP's income to Premier, Inc. (indirectly through Premier GP), measured by the difference in the tax basis of Premier, Inc.'s investment in Premier LP as compared to its GAAP carrying value. The adjustments related to Premier LP's Section 754 election described above are a component of Premier, Inc.'s tax basis in Premier LP.

Pursuant to the terms of the exchange agreement, the member owners and new limited partners admitted to Premier LP following the completion of the IPO may subsequently exchange Class B common units in Premier LP for shares of Premier, Inc.'s Class A common stock, cash or a combination of both. Any subsequent exchanges of Class B common units for shares of Premier, Inc.'s Class A common stock pursuant to the exchange agreement may result in increases in the tax basis of the tangible and intangible assets of Premier LP (85% of the realized tax benefits from which will be due to the limited partners and recorded as an additional payable pursuant to the tax receivable agreement) that otherwise would not have been available. These subsequent exchanges have not been reflected in the unaudited pro forma consolidated financial statements.
In addition, the pro forma adjustment reflects $0.1 million of Premier, Inc. deferred taxes related to stock-based compensation.

(4)	Reflects income taxes payable due as a result of the purchase of Class B common units from PHSI.

(5)
Reflects the increase in the noncontrolling interest held by the limited partners in Premier L.P. resulting from the net proceeds from the IPO used to purchase Class A common units from Premier LP of $247.7 million and Class B common units from PHSI of $21.7 million, net of taxes of $8.4 million, and the contribution of the common stock of PHSI in connection with the Reorganization of $76.9 million. This is offset by an adjustment of $133.7 million to reflect the approximately 78% controlling interest held by the limited partners of Premier LP subsequent to the Reorganization and IPO, which is reflected in redeemable limited partners' capital on the unaudited pro forma consolidated balance sheets. Immediately following the effective date of the LP Agreement, all of Premier LP's limited partners that approved the Reorganization received Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Premier, Inc. used a portion of the net proceeds from the IPO to purchase (i) Class A common units, (ii) Class B common units from PHSI and (iii) Class B common units from the member owners, resulting in a reduction in the noncontrolling interest attributable to the limited partners from 99% to approximately 78%.

(6)
Reflects (i) the exchange of the existing PHSI shares of common stock, common stock subscribed and related subscriptions receivable for Class B common units, (ii) the issuance of Class B common stock in connection with the Reorganization and (iii) the issuance of Class A common stock in connection with the IPO.

(7)	Reflects the impact of the adjustments in notes (1), (2), (3), (5) and (6) above to additional paid-in capital:

•
an increase of $90.0 million due to an increase in deferred tax assets described in note (3) of $294.8 million offset by an increase in payables pursuant to the tax receivable agreement of $204.8 million;

•
an increase of $821.7 million from the net proceeds from the IPO less the par value of the shares of Class A common stock sold in the IPO of $0.3 million and less prepaid offering expenses of $5.6 million; and

•
a decrease of $756.4 million to reflect the difference between the consideration paid to acquire the Class A and B common units and the adjustment to the carrying value of the noncontrolling interest described in note (5) above.

In addition, Premier, Inc. recorded stock-based compensation expense for the three months ended September 30, 2013 of $0.3 million. The total adjustment to additional paid-in capital is an increase of $149.7 million.

(8)
Reflects Premier, Inc.'s net loss attributable to stock-based compensation, net of tax, for the three months ended September 30, 2013, and income tax expense as a result of the purchase of Class B common units from PHSI.

(9)
Following the completion of the Reorganization and the IPO, Premier LP became contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through Premier LP's GPO supplier contracts. In addition, Premier LP's two largest regional GPO member owners, which represented approximately 17% of its gross administrative fees revenue for fiscal year 2013, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. Historically, Premier LP has not generally had a contractual requirement to pay revenue share to member owners participating in its GPO programs, but has paid semi-annual distributions of partnership income. In the case of the three month period ended September 30, 2013, the board of directors approved a distribution on Premier LP income in the amount of $78.0 million, of which $11.8 million has been paid as of September 30, 2013, calculated in a consistent manner with its historical semi-annual distributions pursuant to the historical limited partnership agreement of Premier LP, to its member owners who approved the Reorganization. This distribution is not reflected in these unaudited pro forma consolidated financial statements. In addition, certain members that have not owned, or do not currently own, limited partnership interests in Premier LP, common stock of PHSI or common units, as the context may require, or non-owner members, have historically operated under, and following the consummation of the Reorganization and IPO continue to operate under, contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that Premier LP will provide to its member owners under the GPO participation agreements following consummation of the Reorganization and the IPO. As a result, Premier LP's revenue share expense is expected to be approximately 36% of gross administrative fees following the consummation of the Reorganization and the IPO, compared to approximately 9% of gross administrative fees for the three months ended September 30, 2013, which will result in a decrease in net revenue for the three months ended September 30, 2013 on a pro forma basis when compared to the actual net revenue for the same period. These unaudited pro forma consolidated financial statements assume that all of Premier LP's member owners prior to the Reorganization continued as member owners subsequent to the Reorganization and IPO and, therefore, do not reflect any possible loss in revenue if any member owners cease to continue as member owners. Pro forma revenue share is calculated at 30% from their respective dates of conversion from non-owner members to member owners.

(10)
Upon the completion of the Reorganization and the IPO, Premier, Inc. became subject to additional U.S. federal, state and local income taxes with respect to its additional allocable share of any taxable income of Premier LP. As a result, there is a pro forma adjustment to income tax expense to reflect an estimated effective income tax rate of 39%, which includes a provision for U.S. federal income taxes and assumes Premier, Inc.'s estimated statutory rates apportioned to each state and local tax jurisdiction. The low effective tax rate is attributable to the flow through of partnership income which is not subject to federal income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners.

(11)	Reflects the reduction in noncontrolling interest in Premier LP from 99% to approximately 78%.

(12)
Pro forma basic earnings per share was computed by dividing the pro forma net income attributable to Premier, Inc. by the 32,374,751 shares of Class A common stock that were issued and sold in the IPO and pro forma diluted earnings per share was computed by dividing the pro forma net income attributable to Premier, Inc. by the 32,374,751 shares of Class A common stock that were issued and sold in the IPO plus 26,408 dilutive shares. The shares of Class B common stock do not share in Premier, Inc.'s earnings and are therefore not included in the weighted average shares outstanding or earnings per share.

(13)	Reflects the issuance of 32,374,751 shares of Class A common stock in the IPO, as well as the dilutive impact of 26,408 shares.

Item 1. Financial Statements (continued)
PREMIER HEALTHCARE SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$75,351	$198,296
Marketable securities	57,500	57,323
Accounts receivable (net of $732 and $671 allowance for doubtful accounts, respectively)	61,968	62,162
Inventories - finished goods	13,029	12,741
Prepaid expenses and other current assets	34,576	25,466
Due from related party	788	1,650
Deferred tax assets	7,691	8,403
Total current assets	250,903	366,041
Investments	10,773	6,676
Property and equipment (net of $161,440 and $153,446 accumulated depreciation, respectively)	119,538	115,587
Restricted cash	5,000	5,000
Deferred tax assets	13,328	15,077
Goodwill	84,626	61,410
Intangible assets (net of $17,839 and $17,238 accumulated amortization, respectively)	9,262	4,292
Other assets	28,410	24,833
Total assets	$521,840	$598,916

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$16,899	$21,788
Accrued expenses	25,486	28,883
Revenue share obligations	5,085	10,532
Accrued compensation and benefits	22,374	51,359
Deferred revenue	17,492	18,880
Current portion of notes payable	7,438	4,441
Current portion of lines of credit	60,000	7,708
Other current liabilities	2,402	1,557
Total current liabilities	157,176	145,148
Notes payable, less current portion	20,293	22,468
Lines of credit, less current portion	11,508	—
Deferred compensation plan obligations	27,653	24,081
Deferred rent	15,841	15,779
Other long-term liabilities	5,387	6,037
Total liabilities	237,858	213,513
Commitments and contingencies (Note 15)
Redeemable limited partners' capital	207,066	307,635
Stockholders' equity:
Series A Preferred stock, par value $0.01, 400,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 12,250,000 shares authorized; 5,626,784 and 5,653,390 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	56	57
Additional paid-in-capital	28,503	28,866
Common stock subscribed, 0 and 23,266 shares at September 30, 2013 and June 30, 2013, respectively	—	300
Subscriptions receivable	—	(300)
Retained earnings	50,321	50,599
Noncontrolling interest	(1,964)	(1,754)
Total stockholders' equity	76,916	77,768
Total liabilities, redeemable limited partners' capital and stockholders' equity	$521,840	$598,916
See accompanying notes to consolidated financial statements.

PREMIER HEALTHCARE SOLUTIONS, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Net revenue:
Net administrative fees	$143,576	$117,489
Other services and support	53,252	48,147
Services	196,828	165,636
Products	43,748	32,930
	240,576	198,566
Cost of revenue:
Services	27,488	24,080
Products	40,038	30,152
	67,526	54,232
Gross profit	173,050	144,334
Operating expenses:
Selling, general and administrative	62,318	55,732
Research and development	852	3,638
Amortization of purchased intangible assets	601	385
	63,771	59,755
Operating income	109,279	84,579
Equity in net income of unconsolidated affiliates	4,114	2,781
Interest and investment income, net	220	224
Gain on disposal of assets	4	—
Other income, net	4,338	3,005
Income before income taxes	113,617	87,584
Income tax expense	891	2,517
Net income	112,726	85,067
Add: Net loss attributable to noncontrolling interest in SVS, LLC	210	305
Less: Net income attributable to noncontrolling interest in Premier LP	(113,214)	(83,116)
Net income attributable to noncontrolling interest	(113,004)	(82,811)
Net (loss) income attributable to PHSI shareholders	$(278)	$2,256

Weighted average shares outstanding - basic and diluted	5,627	6,090

(Loss) earnings per share attributable to PHSI - basic and diluted	$(0.05)	$0.37

See accompanying notes to consolidated financial statements.

PREMIER HEALTHCARE SOLUTIONS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$112,726	$85,067
Net unrealized gain on marketable securities	26	102
Total comprehensive income	112,752	85,169
Less: Comprehensive income attributable to noncontrolling interest	(113,030)	(82,913)
Comprehensive (loss) income attributable to PHSI	$(278)	$2,256

See accompanying notes to consolidated financial statements.

PREMIER HEALTHCARE SOLUTIONS, INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2013
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2013	5,653	$57	$28,866	23	$300	$(300)	$50,599	$(1,754)	$77,768
Repurchase of common stock	(49)	(1)	(663)	—	—	—	—	—	(664)
Payment on stock subscriptions	23	—	300	(23)	(300)	300	—	—	300
Net loss	—	—	—	—	—	—	(278)	—	(278)
Net loss attributable to noncontrolling interest in SVS, LLC	—	—	—	—	—	—	—	(210)	(210)
Balance at September 30, 2013	5,627	$56	$28,503	—	$—	$—	$50,321	$(1,964)	$76,916

See accompanying notes to consolidated financial statements.

PREMIER HEALTHCARE SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities
Net income	$112,726	$85,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,957	6,775
Equity in net income of unconsolidated affiliates	(4,114)	(2,781)
Deferred taxes	2,461	1,059
Amortization of discounts on investments, net	26	5
Gain on disposal of assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other current assets	(11,277)	(1,481)
Other assets	(10)	(3,480)
Accounts payable, accrued expenses and other current liabilities	(44,205)	(33,208)
Long-term liabilities	(590)	5,380
Net cash provided by operating activities	63,970	57,336
Investing activities
Purchase of marketable securities	(19,151)	(6,522)
Proceeds from sale of marketable securities	18,974	46,977
Acquisition of SYMMEDRx, net of cash acquired	(28,740)	—
Distributions received on equity investment	—	3,235
Purchases of property and equipment	(12,299)	(12,255)
Net cash (used in) provided by investing activities	(41,216)	31,435
Financing activities
Payments made on notes payable	(1,475)	(2,200)
Proceeds from lines of credit	63,800	2,070
Proceeds from issuance of common stock	300	—
Distributions to limited partners of Premier LP	(208,324)	(182,613)
Net cash used in financing activities	(145,699)	(182,743)
Net decrease in cash and cash equivalents	(122,945)	(93,972)
Cash and cash equivalents at beginning of year	198,296	140,822
Cash and cash equivalents at end of year	$75,351	$46,850

Supplemental schedule of noncash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$7,860	$2,120
Payable to member owners incurred upon repurchase of ownership interest	$1,652	$2,315
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$28,009	$101
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$6,186	$3,677

See accompanying notes to consolidated financial statements.

PREMIER HEALTHCARE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier Healthcare Solutions, Inc. ("PHSI" or the "Company") is a for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (owners of PHSI are referred to herein as "member owners") located in the United States. The Company, together with its subsidiaries and affiliates, is a national healthcare alliance that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, derive intelligence from the Company's data warehouse, mitigate the risk of innovation and disseminate best practices that will help its member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. The supply chain services segment includes one of the largest healthcare GPO's in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance services.
Basis of Presentation and Consolidation
The Company, through its wholly owned subsidiary Premier Plans, LLC ("Premier Plans"), holds a 1% controlling general partner interest in and, as a result, consolidates the financial statements of Premier Purchasing Partners, L.P. ("Premier LP"). The limited partners' 99% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that all disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Prospectus.
The Company has reclassified certain prior period amounts to be consistent with the current period presentation.
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including allowances for doubtful accounts, useful lives of property and equipment, values of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the Prospectus.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") relating to reporting of amounts reclassified out of accumulated other comprehensive income. The update requires presentation of information about significant amounts reclassified from each component of accumulated other comprehensive income, the sources of the items reclassified, and the income statement lines affected, either parenthetically on the face of the financial statements or in the notes to the financial statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a material effect on the Company's consolidated financial statements.
(3) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the supply chain services segment and the performance services segment. The supply chain services segment includes the Company's GPO, a specialty pharmacy and direct sourcing activities. The performance services segment includes the Company's informatics, collaborative, advisory services and insurance services businesses.
The Company uses segment adjusted EBITDA (as defined herein) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses segment adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines segment adjusted EBITDA as the segment's net revenue less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. The Company considers non‑recurring items to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of segment adjusted EBITDA.
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.

The following table presents segment adjusted EBITDA and other information (in thousands) as utilized by the Company's chief operating decision maker.

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended September 30, 2013
Supply Chain Services:
Net administrative fees	$143,576
Other services and support	134
Services	143,710
Products	43,748
Total Supply Chain Services	187,458	$125,480	$327	$300
Performance Services	53,118	16,329	7,435	11,979
Corporate	—	(17,475)	1,195	20
Total	$240,576	$124,334	$8,957	$12,299

Three Months Ended September 30, 2012
Supply Chain Services:
Net administrative fees	$117,489
Other services and support	39
Services	117,528
Products	32,930
Total Supply Chain Services	150,458	$98,267	$308	$265
Performance Services	48,108	12,000	5,497	11,824
Corporate	—	(15,578)	970	166
Total	$198,566	$94,689	$6,775	$12,255
The following table presents total assets (in thousands) as utilized by the Company's chief operating decision maker.

Total Assets
September 30, 2013
Supply Chain Services	$211,423
Performance Services	227,773
Corporate	82,644
Total	$521,840

June 30, 2013
Supply Chain Services	$332,261
Performance Services	194,414
Corporate	72,241
Total	$598,916

A reconciliation of segment adjusted EBITDA to operating income is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Segment Adjusted EBITDA	$124,334	$94,689
Depreciation and amortization	(8,356)	(6,390)
Amortization of purchased intangible assets	(601)	(385)
Merger and acquisition related expenses (a)	(142)	—
Strategic and financial restructuring expenses (b)	(1,842)	(554)
Equity in net income of unconsolidated affiliates (c)	(4,114)	(2,781)
Operating income	$109,279	$84,579

(a)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx, LLC ('SYMMEDRx").

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)
Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(4) BUSINESS ACQUISITIONS
On July 19, 2013, the Company purchased all the issued and outstanding units of SYMMEDRx for $28.8 million. The Company funded the acquisition by drawing on its senior secured revolving credit facility (see Note 6 - Lines of Credit for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, is to continue to strengthen the Company's ability to drive improvement in member cost savings.
The purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired from SYMMEDRx. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment.
The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values, which is subject to adjustment once the valuation is complete, is as follows (in thousands):

Net tangible liabilities acquired	$(7)
Intangible assets acquired	5,571
Goodwill	23,216
Total	$28,780
The purchase price allocation is expected to be finalized in the quarter ended December 31, 2013.
(5) GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2013	$31,765	$29,645	$61,410
SYMMEDRx acquisition	—	23,216	23,216
Balance at September 30, 2013	$31,765	$52,861	$84,626

Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	September 30, 2013	June 30, 2013
Identifiable intangible assets acquired:
Technology	5.0 years	$16,670	$11,570
Member relationships	8.7 years	6,520	6,260
Trade names	5.0 years	3,911	3,700
	6.5 years	27,101	21,530
Accumulated amortization		(17,839)	(17,238)
Total identifiable intangible assets acquired, net		$9,262	$4,292
Amortization expense of intangible assets totaled $0.6 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively.
The estimated future amortization expense of intangible assets is as follows:

Twelve Months Ending September 30,
2014	$2,764
2015	2,659
2016	1,644
2017	1,310
2018	885
Total amortization expense	$9,262
The net carrying value of intangible assets by segment is as follows (in thousands):

	September 30, 2013	June 30, 2013
Supply Chain Services	$2,175	$2,436
Performance Services	7,087	1,856
Total	$9,262	$4,292
(6) LINES OF CREDIT
On December 16, 2011, the Company entered into a $100.0 million senior secured revolving credit facility with Wells Fargo Bank, National Association (the "Revolving Facility"), which includes an accordion feature granting the Company the ability to increase the size of the Revolving Facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of the London Interbank Offered Rate, (“LIBOR”), the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. In November 2012, the Company borrowed $10.0 million on its Revolving Facility, and repaid it in full in March 2013. In July 2013, the Company borrowed $30.0 million on its Revolving Facility and in September 2013, the Company borrowed an additional $30.0 million on its Revolving Facility. At September 30, 2013 and June 30, 2013, there was $60.0 million and $0, respectively, outstanding on the Revolving Facility. The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA (as defined in the Revolving Facility agreement) coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. The Company was in compliance with such negative covenants at September 30, 2013. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of the Company's subsidiaries and secured by substantially all of the assets of such subsidiaries.

On August 17, 2012, SVS, LLC d/b/a S2S Global ("S2S Global"), a direct sourcing business of which the Company acquired 60% of the outstanding shares of common stock on December 6, 2011, obtained a revolving line of credit with a one‑year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. The amended revolving line of credit has a maturity date of December 16, 2014. At September 30, 2013 and June 30, 2013, S2S Global had $11.5 million and $7.7 million, respectively, outstanding on the revolving line of credit, which is included in lines of credit, less current portion in the accompanying consolidated balance sheets.
Principal payments of the lines of credit are as follows (in thousands):

Twelve Months Ending September 30,
2014	$60,000
2015	11,508
Total principal payments	$71,508
(7) NOTES PAYABLE
At September 30, 2013 and June 30, 2013, the Company had $24.3 million and $23.4 million, respectively, in non-interest bearing notes payable outstanding to departed member owners, of which $4.2 million and $4.2 million, respectively, are included in current portion of notes payable and $20.1 million and $19.2 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets.
During 2011, the Company entered into a financing agreement related to certain software licenses, payable in five installments with the final installment due on July 1, 2014. At September 30, 2013 and June 30, 2013, the Company had $3.2 million and $3.2 million, respectively, outstanding on these non-interest bearing notes payable which are included in current portion of notes payable and notes payable, less current portion, respectively, in the accompanying consolidated balance sheets.
Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending September 30,
2014	$7,438
2015	3,995
2016	4,072
2017	8,301
2018	3,671
Thereafter	254
Total principal payments	$27,731

(8) FAIR VALUE MEASUREMENTS
Recurring Measurements
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Cash equivalents	$25,439	$25,439	$—	$—
Corporate debt securities	57,500	—	57,500	—
Deferred compensation plan assets	29,071	29,071	—	—
Total assets	$112,010	$54,510	$57,500	$—

June 30, 2013
Cash equivalents	$170,510	$170,510	$—	$—
Corporate debt securities	57,323	—	57,323	—
Deferred compensation plan assets	24,489	24,489	—	—
Total assets	$252,322	$194,999	$57,323	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($1.5 million and $0.4 million at September 30, 2013 and June 30, 2013, respectively) and other assets ($27.6 million and $24.1 million at September 30, 2013 and June 30, 2013, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's corporate debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
Non-recurring Measurements
The Company's financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable, accrued liabilities, lines of credit and notes payable, which are reflected at cost in the accompanying consolidated balance sheets. With the exception of notes payable, the Company believes cost approximates fair value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 7 - Notes Payable for more information) by approximately $1.0 million and $1.1 million at September 30, 2013 and June 30, 2013, respectively, based on an assumed market interest rate of 1.6% and 1.7%, respectively, at September 30, 2013 and June 30, 2013.

(9) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, corporate debt securities, government securities and other securities with maturities generally ranging from three to 12 months from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. Marketable securities, classified as available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2013
Corporate debt securities	$57,487	$19	$(6)	$57,500

June 30, 2013
Corporate debt securities	$57,336	$12	$(25)	$57,323
(10) INVESTMENTS
Innovatix provides group purchasing services to alternate site providers in specific classes of trade. PSCI held 50% of the membership units in Innovatix at September 30, 2013 and June 30, 2013. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $9.8 million and $5.7 million at September 30, 2013 and June 30, 2013, respectively.
Premier Insurance Exchange, Risk Retention Group ("PRx"), a Vermont domiciled reciprocal risk retention group currently in run‑off, historically provided directors and officers and primary hospital professional liability insurance to members of the Company. The Company has an investment in PRx and its allocated share of PRx capital was 14% at September 30, 2013 and June 30, 2013. The Company accounts for this investment using the equity method of accounting and the carrying value of its investment in PRx was zero at September 30, 2013 and June 30, 2013.
Global Healthcare Exchange, LLC ("GHx"), a privately held limited liability company, is an internet‑based trading exchange developed to reduce costs and improve efficiencies for all participants in the healthcare supply chain. Premier LP held 13% of the membership units in GHx at September 30, 2013 and June 30, 2013. The Company accounts for its investment in GHx using the equity method of accounting and the carrying value of its investment in GHx was zero at September 30, 2013 and June 30, 2013.
(11) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company and PSCI, both subchapter C corporations. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners. The Company and PSCI are subject to U.S. federal and state income taxes.
For the three months ended September 30, 2013 and 2012, the Company recorded a tax expense on income before taxes of $0.9 million and $2.5 million, respectively, which equates to an effective tax rate of 0.8% and 2.9%, respectively. For the three months ended September 30, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
(12) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 99% ownership of Premier LP. Pursuant to the terms of the historical limited partnership agreement, Premier LP is required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partners' withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control. At September 30, 2013, the redemption value of the redeemable limited partners' capital approximates its carrying value.

The table below shows the changes in the redeemable limited partners' capital from June 30, 2013 to September 30, 2013 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Redeemable Limited Partners' Capital
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Distributions and reductions applied to receivables from limited partners	30,362	(28,009)	—	2,353
Repurchase of redeemable limited partnership interest	—	(1,652)	—	(1,652)
Net income attributable to Premier LP	—	113,214	—	113,214
Distributions to limited partners	—	(214,510)	—	(214,510)
Net unrealized gain on marketable securities	—	—	26	26
September 30, 2013	$(34,069)	$241,122	$13	$207,066
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new partners or non-interest bearing loans (contribution loans) provided to existing partners. Four interest bearing notes receivable were executed by partners of Premier LP during the three months ended September 30, 2013. These amounts are reflected as a reduction in redeemable limited partners' capital (which includes such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid.
During the three months ended September 30, 2013, four partners withdrew from Premier LP. The limited partnership agreement provides for the payment of the partnership interest to former partners to occur five years from the date of withdrawal from the partnership without interest. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets. In certain circumstances, Premier LP may provide an accelerated payout option to former partners on a discounted basis.
Premier LP maintains a distribution policy in which semi-annual cash distributions are made each February attributable to the recently completed six months ended December 31 and each September attributable to the recently completed six months ended June 30. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP distributed $214.5 million to its limited partners in September 2013, of which $2.8 million was retained to reduce limited partner notes payable and related interest obligations and an additional $3.4 million was retained to reduce other amounts payable by limited partners to the Company, resulting in a cash distribution of $208.3 million.
(13) EARNINGS PER SHARE
Basic earnings per share of the Company is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method. Common stock subscribed is included in the calculation of basic earnings per share since the subscribed shares have full voting and dividend participation rights on the day of subscription. There are no potentially dilutive securities outstanding as of September 30, 2013 and 2012, respectively.
(14) RELATED PARTY TRANSACTIONS
Premier LP and its wholly owned subsidiary, Provider Select, LLC, maintain a group purchasing agreement with GYNHA Services, Inc. ("GNYHA") whereby GNYHA utilizes the Company's GPO supplier contracts. GNYHA converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA owned approximately 15% of the outstanding partnership interests in Premier LP as of September 30, 2013. Net administrative fees revenue recorded under the arrangement with GNYHA was $17.4 million for the three months ended September 30, 2013. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, net, were $0.0 million and $1.1 million as of September 30, 2013 and June 30, 2013, respectively.
PSCI's 50% ownership share of Innovatix's net income included in other income, net in the accompanying consolidated statements of income is $4.1 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $8.2 million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and June 30, 2013, the Company has recorded Innovatix revenue share obligations, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, of $9.0 million and $2.8 million, respectively.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.1 million and $1.0 million from AEIX for the three months ended September 30, 2013 and 2012, respectively, and annual incentive management fees of $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and June 30, 2013, $0.6 million and $0.5 million, respectively, in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.
(15) COMMITMENTS AND CONTINGENCIES
The Company is not currently involved in any significant litigation. However, the Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to the Company or its business, specifically those with respect to antitrust or healthcare laws, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company's business, financial condition and results of operations.
(16) SUBSEQUENT EVENTS
Reorganization and IPO
On October 1, 2013, Premier consummated its IPO and, immediately subsequent, the Reorganization became effective, at which time Premier, Inc. became the sole member of Premier GP and Premier GP became the general partner of Premier LP. Premier LP became the operating partnership and parent company to all of Premier's other operating subsidiaries, including PSCI and PHSI. As a result, consolidated financial statements will not be presented for PHSI, but rather Premier, Inc., in subsequent periods.
As part of the Reorganization and IPO, PHSI sold its 1% controlling general partner interest in Premier LP to Premier, Inc. for $30.1 million, resulting in estimated taxes payable of $8.4 million. See Note 5 - Subsequent Events of Premier, Inc.'s financial statements for more information.
Acquisition
On October 31, 2013, Premier completed the acquisition of a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting. The terms of the acquisition were not material to the Company.
Revolving Facility
On October 11, 2013, Premier repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013.

Distributions to Limited Partners
On November 8, 2013, the board of directors of Premier, Inc. approved the distribution of partnership income to the limited partners of Premier LP of $78.0 million, of which $11.8 million was paid as of September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report and the Prospectus. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Risk Factors" in the Prospectus and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.
Business Overview
Our Business
We are a national healthcare alliance, consisting of approximately 2,900 U.S. hospitals, approximately 100,000 alternate sites and approximately 400,000 physicians, that plays an important role in the U.S. healthcare industry. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS informatics products, advisory services and performance improvement collaborative programs.
As of September 30, 2013, we were owned by 181 U.S. hospitals, health systems and other healthcare organizations and, upon the consummation of the Reorganization and IPO on October 1, 2013, all of them were issued shares of Class B common stock representing approximately 78% of our outstanding Class A common stock and Class B common stock. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations and we continually seek to add new members that are at the forefront of innovation in the healthcare industry.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies, spread the cost of their development, derive intelligence from our data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services. Our supply chain services segment includes one of the largest healthcare GPOs in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our technology‑enabled performance improvement collaboratives.
Reorganization and IPO
On October 1, 2013, Premier completed its IPO by issuing 32,374,751 shares of its Class A common stock, at a price of $27.00 per share, which included 4,222,793 shares sold pursuant to the overallotment option granted to the underwriters by Premier, raising net proceeds of approximately $821.7 million, after underwriting discounts and commissions but before expenses. In addition, on October 1, 2013, upon the consummation of the IPO, Premier completed the Reorganization. See Note 5 - Subsequent Events to Premier, Inc.'s financial statements for more information.
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $5.2 million during fiscal year 2013 and an additional $1.8 million during the first quarter of 2014. We expect to incur up to $0.5 million of additional strategic and financial restructuring expenses in the second quarter of 2014. In addition, we anticipate future ongoing incremental expenses associated with being a public company to approximate between $4.0 million and $5.0 million on an annual basis, excluding compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
SYMMEDRx Acquisition
On July 19, 2013, we purchased all the issued and outstanding units of SYMMEDRx for $28.8 million. We funded the acquisition by drawing on our senior secured revolving credit facility (see Note 6 - Lines of Credit to the consolidated financial statements of PHSI for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, is to continue to strengthen our ability to drive improvement in member cost savings (see Note 4 - Business Acquisitions to the consolidated financial statements of PHSI for more information).
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See "Cautionary Note Regarding Forward-Looking Statements."
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on, and bear financial risk for, outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, population health management and our Enterprise Provider Analytics Platform.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of (i) service revenue, which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of GPO administrative fees in our supply chain services segment. Other services and support revenue consists primarily of fees generated by our performance services segment in connection with our SaaS informatics products subscriptions, advisory services and performance improvement collaborative subscriptions. Product revenue consists of specialty pharmacy and direct sourcing product sales, which are included in the supply chain services segment.
Supply Chain Services
Supply chain services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), specialty pharmacy revenue and direct sourcing revenue.
The success of our supply chain services revenue streams are influenced by the following factors:

•	Net administrative fee revenue - The number of members that utilize our GPO supplier contracts and the volume of their purchases.

•
Revenue share - The number of members with contractual arrangements that provide for differing levels of revenue share and their use of our GPO supplier contracts relative to our member owners' use of our GPO supplier contracts.

•
Specialty pharmacy revenue - The number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans.

•	Direct sourcing revenue - The number of members that purchase products through our direct sourcing activities and the impact of competitive pricing.
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from endorsed commercial insurance programs.
Our performance services growth will be dependent upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members and the renewal of existing subscriptions to our SaaS informatics products.

Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including advisory services to members and implementation services related to SaaS informatics products. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internal use software.
Cost of product revenue consists of purchase and shipment costs for specialty pharmaceuticals and direct sourced medical products. Our cost of product revenue will be influenced by the cost and availability of specialty pharmaceuticals and the manufacturing and transportation costs associated with direct sourced medical products.
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative employees and indirect costs associated with employees that primarily support revenue-generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will increase as we incur additional expenses related to being a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
Research and development expenses consist of employee-related compensation and benefits expenses, and third-party consulting fees of technology professionals, incurred to develop, support and maintain our software‑related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net consists primarily of equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix. A change in the number of, and use by, members that participate in our GPO programs through Innovatix could have a significant effect on the amounts earned from this investment. Other income, net also includes interest income, net, and realized gains and losses on our marketable securities as well as gain or loss on disposal of assets.
Income Tax Expense
Income tax expense includes the income tax expense attributable to PHSI and PSCI. The low effective tax rate is attributable to the flow through of partnership income which is not subject to federal income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners.
Net Income Attributable to Noncontrolling Interest
As of September 30, 2013, PHSI owns a 1% controlling general partner interest in Premier LP through its wholly owned subsidiary Premier Plans and a 60% voting and economic interest in S2S Global and therefore consolidates their operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (99%) and the portion of net loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced to approximately 78% upon the Reorganization.
Other Key Business Metrics
The other key business metrics we consider are adjusted EBITDA, segment adjusted EBITDA and adjusted fully distributed net income.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items, and including equity in net income of unconsolidated affiliates. For all non-GAAP financial measures, we consider non-recurring items to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on disposal of assets.
We define segment adjusted EBITDA as the segment's net revenue less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
We define adjusted fully distributed net income as net income attributable to PHSI (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP, and (iv) reflecting an adjustment for income tax expense on pro forma fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to PHSI before merger and acquisition related expenses and non-recurring or non-cash items and the effects of noncontrolling interests in Premier LP.
Adjusted EBITDA is a supplemental financial measure used by us and by external users of our financial statements. We consider Adjusted EBITDA an indicator of the operational strength and performance of our business. Adjusted EBITDA allows us to assess our performance without regard to financing methods and capital structure and without the impact of other matters that we do not consider indicative of the operating performance of our business. Segment Adjusted EBITDA is the primary earnings measure we use to evaluate the performance of our business segments.
We use Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, beginning on October 31, 2014, and each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Revolving Facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, Adjusted EBITDA is not a measurement of financial performance under GAAP, has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income or any other measure of our performance derived in accordance with GAAP. Some of the limitations of Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Revolving Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, Adjusted EBITDA and Segment Adjusted EBITDA are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
We also urge you to review the reconciliation of these non-GAAP measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes included in the Prospectus, and to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Results of Operations
Our historical consolidated operating results do not reflect (i) the Reorganization, (ii) the IPO and the contemplated use of the estimated net proceeds from the IPO or (iii) additional expenses we will incur as a public company. As a result, our historical consolidated operating results will not be indicative of what our results of operations will be for future periods. Therefore, in addition to presenting the historical actual results, we have presented pro forma results reflecting the Reorganization for all periods presented to provide a more indicative presentation of the future results.
The following table summarizes our historical results of operations for PHSI, and the pro forma consolidated results of operations for Premier, Inc. for the periods shown (in thousands):

	Three Months Ended September 30,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$143,576	59.7%	$117,489	59.2%	$102,313	51.3%	$100,032	55.2%
Other services and support	53,252	22.1%	48,147	24.2%	53,252	26.7%	48,147	26.6%
Services	196,828	81.8%	165,636	83.4%	155,565	78.0%	148,179	81.8%
Products	43,748	18.2%	32,930	16.6%	43,748	22.0%	32,930	18.2%
	240,576	100.0%	198,566	100.0%	199,313	100.0%	181,109	100.0%
Cost of revenue:
Services	27,488	11.4%	24,080	12.1%	27,488	13.8%	24,080	13.3%
Products	40,038	16.7%	30,152	15.2%	40,038	20.1%	30,152	16.6%
	67,526	28.1%	54,232	27.3%	67,526	33.9%	54,232	29.9%
Gross profit	173,050	71.9%	144,334	72.7%	131,787	66.1%	126,877	70.1%
Operating expenses:
Selling, general and administrative	62,318	26.0%	55,732	28.1%	62,643	31.4%	55,732	30.8%
Research and development	852	0.3%	3,638	1.8%	852	0.4%	3,638	2.0%
Amortization of purchased intangible assets	601	0.2%	385	0.2%	601	0.3%	385	0.2%
Total operating expenses	63,771	26.5%	59,755	30.1%	64,096	32.1%	59,755	33.0%
Operating income	109,279	45.4%	84,579	42.6%	67,691	34.0%	67,122	37.1%
Other income, net	4,338	1.8%	3,005	1.5%	4,338	2.1%	3,005	1.6%
Income before income taxes	113,617	47.2%	87,584	44.1%	72,029	36.1%	70,127	38.7%
Income tax expense	891	0.4%	2,517	1.3%	6,761	3.4%	8,144	4.5%
Net income	112,726	46.8%	85,067	42.8%	65,268	32.7%	61,983	34.2%
Add: Net loss attributable to noncontrolling interest in S2S Global	210	0.1%	305	0.2%	210	0.1%	305	0.2%
Less: Net income attributable to noncontrolling interest in Premier LP	(113,214)	(47.1)%	(83,116)	(41.9)%	(51,030)	(25.6)%	(48,398)	(26.7)%
Net income attributable to noncontrolling interest	(113,004)	(47.0)%	(82,811)	(41.7)%	(50,820)	(25.5)%	(48,093)	(26.5)%
Net (loss) income attributable to PHSI/Premier, Inc. shareholders	$(278)	(0.2)%	$2,256	1.1%	$14,448	7.2%	$13,890	7.7%

Adjusted EBITDA (1)	$124,334	51.7%	$94,689	47.7%	$83,071	41.7%	$77,232	42.6%
Adjusted Fully Distributed Net Income (2)	NM		NM		$43,983	22.1%	$41,882	23.1%
NM - not meaningful

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Three Months Ended September 30,
	Actual		Pro Forma
	2013	2012	2013	2012
Net income	$112,726	$85,067	$65,268	$61,983
Interest and investment income, net (a)	(220)	(224)	(220)	(224)
Income tax expense	891	2,517	6,761	8,144
Depreciation and amortization	8,356	6,390	8,356	6,390
Amortization of purchased intangible assets	601	385	601	385
EBITDA	122,354	94,135	80,766	76,678
Stock-based compensation	—	—	325	—
Acquisition related expenses (b)	142	—	142	—
Strategic and financial restructuring expenses (c)	1,842	554	1,842	554
Gain on disposal of assets (d)	(4)	—	(4)	—
Adjusted EBITDA	$124,334	$94,689	$83,071	$77,232

Segment Adjusted EBITDA:
Supply Chain Services	$125,480	$98,267	$84,217	$80,810
Performance Services	16,329	12,000	16,329	12,000
Corporate (e)	(17,475)	(15,578)	(17,475)	(15,578)
Adjusted EBITDA	124,334	94,689	83,071	77,232
Depreciation and amortization	(8,356)	(6,390)	(8,356)	(6,390)
Amortization of purchased intangible assets	(601)	(385)	(601)	(385)
Stock-based compensation	—	—	(325)	—
Acquisition related expenses (b)	(142)	—	(142)	—
Strategic and financial restructuring expenses (c)	(1,842)	(554)	(1,842)	(554)
Equity in net income of unconsolidated affiliates	(4,114)	(2,781)	(4,114)	(2,781)
	109,279	84,579	67,691	67,122
Stock-based compensation in Premier, Inc.	—	—	325	—
Pro forma adjustment for revenue share post-IPO	—	—	41,263	17,457
Operating income	$109,279	$84,579	$109,279	$84,579

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx.

(c)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(d)	Represents gains on disposal of property and equipment.

(e)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)
The table that follows shows the reconciliation of pro forma net income attributable to PHSI/Premier, Inc. shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended September 30,
	Pro Forma
	2013	2012
Adjusted Fully Distributed Net Income
Net income attributable to Premier, Inc. shareholders	$14,448	$13,890
Income tax expense	6,761	8,144
Stock-based compensation	325	—
Acquisition related expenses (a)	142	—
Strategic and financial restructuring expenses (b)	1,842	554
Net income attributable to noncontrolling interest in Premier LP (c)	51,030	48,398
Fully distributed income before income taxes	74,548	70,986
Income tax expense on fully distributed income before income taxes (d)	30,565	29,104
Adjusted Fully Distributed Net Income	$43,983	$41,882

(a)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(d)
Reflects income tax expense at an estimated effective income tax rate of 41% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Comparison of the three months ended September 30, 2013 and 2012
Net Revenue
The following table summarizes our actual and pro forma net revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended September 30,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Unaudited)
Supply Chain Services:
Net administrative fees	$143,576	60%	$117,489	59%	$102,313	51%	$100,032	55%
Other services and support	134	—%	39	—%	134	—%	39	—%
Services	143,710	60%	117,528	59%	102,447	51%	100,071	55%
Products	43,748	18%	32,930	17%	43,748	22%	32,930	18%
Total Supply Chain Services	187,458	78%	150,458	76%	146,195	73%	133,001	73%
Performance Services:
Other services and support	53,118	22%	48,108	24%	53,118	27%	48,108	27%
Total net revenue	$240,576	100%	$198,566	100%	$199,313	100%	$181,109	100%
Total net revenue for the three months ended September 30, 2013 was $240.6 million, an increase of $42.0 million, or 21%, from $198.6 million for the three months ended September 30, 2012. On a pro forma basis, total net revenue for the three months ended September 30, 2013 was $199.3 million, an increase of $18.2 million, or 10%, from $181.1 million for the three months ended September 30, 2012.

Supply Chain Services
Our supply chain services segment net revenue for the three months ended September 30, 2013 was $187.5 million, an increase of $37.0 million, or 25%, from $150.5 million for the three months ended September 30, 2012. On a pro forma basis, our supply chain services segment net revenue for the three months ended September 30, 2013 was $146.2 million, an increase of $13.2 million, or 10%, from $133.0 million for the three months ended September 30, 2012.
Net administrative fees revenue in our supply chain services segment for the three months ended September 30, 2013 was $143.6 million, an increase of $26.1 million, or 22%, from $117.5 million for the three months ended September 30, 2012. Of the $26.1 million increase in net administrative fees revenue, $1.9 million was attributable to growth in gross administrative fees and $24.2 million was as a result of decreased revenue share. The decrease in revenue share is a result of the benefit of the conversion of certain members with contractual fee share agreements to member owners during fiscal year 2013. While we are seeing continuing increases in our member owner and non-member owner purchase volume, we have experienced a timing lag during the three months ended September 30, 2013 in administrative fees relative to the conversion and contract update of newly added member owners that joined during fiscal year 2013.
On a pro forma basis, which reflects revenue share to member owners at 30%, net administrative fees revenue was $102.3 million, an increase of $2.3 million, or 2%, from $100.0 million. Gross administrative fees increased $1.9 million, primarily reflecting an increase in gross administrative fees from non-owner members, including Innovatix. Revenue share decreased $0.4 million. We expect net administrative fees revenue in our supply chain services segment to grow as we add new members and our existing members increase their volume of purchases under our GPO supplier contracts.
Product revenue in our supply chain services segment for the three months ended September 30, 2013 was $43.7 million, an increase of $10.8 million, or 33%, from $32.9 million for the three months ended September 30, 2012. Product revenue in our supply chain services segment increased for the three months ended September 30, 2013 primarily due to an increase in direct sourcing revenue of $8.1 million and specialty pharmacy revenue of $2.7 million. The increase in direct sourcing revenue is a result of growth in our members purchasing our products through our direct sourcing program. The increase in specialty pharmacy revenue is the result of growth of historical patient prescriptions and the expansion of specialty pharmacy product sales to our members. We expect both our specialty pharmacy and direct sourcing program revenue to continue to grow as we further expand our product sales to existing members and as additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended September 30, 2013 was $53.1 million, an increase of $5.0 million, or 10%, from $48.1 million for the three months ended September 30, 2012. The increase was primarily attributable to new SaaS informatics products subscriptions and from increased revenue from advisory services. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended September 30,
	Actual
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Unaudited)
Cost of revenue:
Products	$40,038	17%	$30,152	15%
Services	27,488	11%	24,080	12%
Total cost of revenue	$67,526	28%	$54,232	27%
Cost of revenue by segment:
Supply Chain Services	$40,968	17%	$31,357	16%
Performance Services	26,558	11%	22,875	11%
Total cost of revenue	$67,526	28%	$54,232	27%

Cost of revenue for the three months ended September 30, 2013 was $67.5 million, an increase of $13.3 million, or 25%, from $54.2 million for the three months ended September 30, 2012. Cost of product revenue increased by $9.9 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional specialty pharmaceuticals and directly sourced medical products to new and existing members. Cost of service revenue increased by $3.4 million primarily due to an increase in amortization of internally-developed software applications, expenses related to informatics products under reseller agreements and labor associated with advisory services engagements. We expect cost of service revenue to increase as we expand our performance improvement collaboratives and advisory services to members and continue to develop new and existing internally developed software applications.
Cost of revenue for the supply chain services segment for the three months ended September 30, 2013 was $41.0 million, an increase of $9.6 million, or 31%, from $31.4 million for the three months ended September 30, 2012. The increase is primarily attributable to the growth in specialty pharmacy and direct sourcing, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because revenue from group purchasing administrative fees represents the majority of supply chain services net revenue and is growing at a lower rate than product revenue from specialty pharmacy and direct sourcing.
Cost of revenue for the performance services segment for the three months ended September 30, 2013 was $26.6 million, an increase of $3.7 million, or 16%, from $22.9 million for the three months ended September 30, 2012. The increase is primarily attributable to the increase in amortization of internally-developed software applications and labor associated with advisory services engagements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended September 30,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Unaudited)
Operating expenses:
Selling, general and administrative	$62,318	26%	$55,732	28%	$62,643	31%	$55,732	31%
Research and development	852	1%	3,638	2%	852	1%	3,638	2%
Amortization of purchased intangible assets	601	—%	385	—%	601	—%	385	—%
Total operating expenses	63,771	27%	59,755	30%	64,096	32%	59,755	33%
Operating expenses by segment:
Supply Chain Services	$25,451	11%	$23,924	12%	$25,451	13%	$23,924	14%
Performance Services	17,667	7%	18,729	9%	17,667	9%	18,729	10%
Total segment operating expenses	43,118	18%	42,653	21%	43,118	22%	42,653	24%
Corporate	20,653	9%	17,102	9%	20,978	10%	17,102	9%
Total operating expenses	$63,771	27%	$59,755	30%	$64,096	32%	$59,755	33%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2013 were $62.3 million, an increase of $6.6 million, or 12%, from $55.7 million for the three months ended September 30, 2012. The increase was primarily attributable to $1.8 million of additional legal, accounting and other expenses directly related to the Reorganization, as well as increased headcount, employee-related expenses and travel-related expenses.
On a pro forma basis, selling, general and administrative expenses for the three months ended September 30, 2013 were $62.6 million, an increase of $6.9 million, or 12%, from $55.7 million for the three months ended September 30, 2012. The increase was primarily attributable to $1.8 million of additional legal, accounting and other expenses directly related to the Reorganization, as well as increased headcount, employee-related expenses and travel-related expenses. We incurred $0.3 million of stock-based compensation for the three months ended September 30, 2013 at Premier, Inc. We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization.

Research and Development
Research and development expenses for the three months ended September 30, 2013 were $0.9 million, a decrease of $2.7 million, or 75%, from $3.6 million for the three months ended September 30, 2012. The decrease was primarily a result of higher outside contractor expenses in the prior fiscal year related to the development and testing activities associated with PremierConnect, our integrated performance platform. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended September 30, 2013 was $0.6 million, an increase of $0.2 million, or 50%, from $0.4 million for the three months ended September 30, 2012. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisition of SYMMEDRx in July 2013.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended September 30, 2013 was $4.3 million, an increase of $1.3 million, or 43%, from $3.0 million for the three months ended September 30, 2012. This increase is attributable to an increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the three months ended September 30, 2013 was $0.9 million, a decrease of $1.6 million, or 64%, from $2.5 million for the three months ended September 30, 2012, which is primarily attributable to lower taxable income. Our effective tax rate was 0.8% for the three months ended September 30, 2013 and 2.9% for the three months ended September 30, 2012. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
On a pro forma basis, income tax expense for the three months ended September 30, 2013, which is calculated on the new higher ownership percentage, was $6.8 million, a decrease of $1.3 million, or 16%, from $8.1 million for the three months ended September 30, 2012. The decrease is primarily attributable to lower taxable income. Our effective tax rate was 9.4% for the three months ended September 30, 2013 and 11.6% for the three months ended September 30, 2012. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended September 30, 2013 was $113.0 million, an increase of $30.2 million, or 36%, from $82.8 million for the three months ended September 30, 2012. This increase was primarily attributable to higher income of Premier LP, of which 99% was allocated to the limited partners of Premier LP.
On a pro forma basis, net income attributable to noncontrolling interest for the three months ended September 30, 2013 was $50.8 million, an increase of $2.7 million, or 6%, from $48.1 million for the three months ended September 30, 2012. This increase was primarily attributable to higher income of Premier LP, of which approximately 78% was allocated to the limited partners of Premier LP, reflecting the ownership structure in connection with the Reorganization.

Adjusted EBITDA

	Three Months Ended September 30,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Unaudited)
Adjusted EBITDA by segment:
Supply Chain Services	125,480	52%	98,267	50%	84,217	42%	80,810	45%
Performance Services	16,329	7%	12,000	6%	16,329	8%	12,000	7%
Total Segment Adjusted EBITDA	141,809	59%	110,267	56%	100,546	50%	92,810	52%
Corporate	(17,475)	(7)%	(15,578)	(8)%	(17,475)	(8)%	(15,578)	(9)%
Total Adjusted EBITDA	$124,334	52%	$94,689	48%	$83,071	42%	$77,232	43%
Adjusted EBITDA for the three months ended September 30, 2013 was $124.3 million, an increase of $29.6 million, or 31%, from $94.7 million for the three months ended September 30, 2012. On a pro forma basis, Adjusted EBITDA for the three months ended September 30, 2013 was $83.1 million, an increase of $5.9 million, or 8%, from $77.2 million for the three months ended September 30, 2012.
Segment Adjusted EBITDA for the supply chain services segment of $125.5 million for the three months ended September 30, 2013 reflects an increase of $27.2 million, or 28%, compared to $98.3 million for the three months ended September 30, 2012, primarily as a result of increased net administrative fees revenue driven by the $24.2 million decrease in revenue share from the conversion of certain members to member owners during fiscal 2013, as well as growth in direct sourcing and specialty pharmacy. On a pro forma basis, Segment Adjusted EBITDA for the supply chain services segment was $84.2 million for the three months ended September 30, 2013, an increase of $3.4 million, or 4%, compared to $80.8 million for the three months ended September 30, 2012, primarily as a result of growth in net administrative fees revenue, direct sourcing and specialty pharmacy.
Segment Adjusted EBITDA for the performance services segment of $16.3 million for the three months ended September 30, 2013 reflects an increase of $4.3 million, or 36%, compared to $12.0 million for the three months ended September 30, 2012, primarily as a result of revenue growth from the sale of new SaaS informatics products and advisory services engagements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Emerging Growth Company
We are an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we are eligible and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, delayed application of newly adopted or revised accounting standards, exemption from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under the Prospectus, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act. Accordingly, we could remain an "emerging growth company" until as late as June 30, 2019.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including those related to reserves for bad debts, useful lives of fixed assets, value of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies described in the Prospectus.
New Accounting Standards
In February 2013, the FASB issued an ASU relating to reporting of amounts reclassified out of accumulated other comprehensive income. The update requires presentation of information about significant amounts reclassified from each component of accumulated other comprehensive income, the sources of the items reclassified, and the income statement lines affected, either parenthetically on the face of the financial statements or in the notes to the financial statements. The update is effective for fiscal years and interim periods within those years, beginning after December 15, 2012, and did not have a material effect on our consolidated financial statements.
Liquidity and Capital Resources
Our principal source of cash has primarily been cash provided by operating activities. From time-to-time we have used, and expect to use in the future, borrowings under our lines of credit as a source of liquidity. Our primary cash requirements involve ordinary expenses, working capital fluctuations, capital expenditures and acquisitions. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Historically, the vast majority of our excess cash has been distributed to our member owners.
As of September 30, 2013 and June 30, 2013, we had cash and cash equivalents totaling $75.4 million and $198.3 million, respectively, and marketable securities with maturities ranging from three to twelve months totaling $57.5 million and $57.3 million, respectively. For the three months ended September 30, 2013 and 2012, we financed our operations primarily through internally generated cash flows and borrowings on the Revolving Facility.
As of September 30, 2013, the outstanding balance on the Revolving Facility was $60.0 million. On July 18, 2013 we made a $30.0 million draw on the Revolving Facility and on September 16, 2013 we made an additional $30.0 million draw on the Revolving Facility (see Note 6 - Lines of Credit to the consolidated financial statements of PHSI for more information). On October 11, 2013, we repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013.
On November 8, 2013, the board of directors of Premier, Inc. approved the distribution of partnership income to the limited partners of Premier LP of $78.0 million, of which $11.8 million was paid as of September 30, 2013.
Following the Reorganization, we expect to retain a significantly greater portion of the annual earnings of Premier LP to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect annual earnings, the proceeds from the IPO and occasional credit line borrowings to provide us with liquidity to fund our working capital requirements, revenue share obligations, federal and income tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements, however, strategic growth initiatives may require the use of the portion of the proceeds from the IPO received by Premier LP, as well as the proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$63,970	$57,336
Investing activities	(41,216)	31,435
Financing activities	(145,699)	(182,743)
Net decrease in cash	$(122,945)	$(93,972)
Discussion of cash flows for the three months ended September 30, 2013 and 2012
Net cash provided by operating activities was $64.0 million for the three months ended September 30, 2013, an increase of $6.7 million compared to $57.3 million for the three months ended September 30, 2012. Operating cash flows increased primarily due to the increase in net income, but were partially offset by working capital changes.
Net cash used in investing activities was $41.2 million for the three months ended September 30, 2013 compared to net cash provided by investing activities of $31.4 million for the three months ended September 30, 2012. Our investing activities for the three months ended September 30, 2013 primarily consisted of the acquisition of SYMMEDRx, net of cash acquired, for $28.7 million, capital expenditures of $12.3 million for property and equipment, and purchases of marketable securities which substantially netted the proceeds from the sale of marketable securities. Our investing activities for the three months ended September 30, 2012 primarily consisted of proceeds from the sale of marketable securities of $47.0 million and distributions from Innovatix of $3.2 million, partially offset by capital expenditures of $12.3 million for property and equipment and purchases of marketable securities of $6.5 million.
Net cash used in financing activities was $145.7 million and $182.7 million for the three months ended September 30, 2013 and 2012, respectively. Our financing activities for the three months ended September 30, 2013 primarily included net cash distribution payments to Premier LP limited partners of $208.3 million in September 2013, partially offset by proceeds of $63.8 million from withdrawal on our revolving lines of credit. Our financing activities for the three months ended September 30, 2012 primarily comprised of net cash distribution payments to Premier LP limited partners of $182.6 million in September 2012.
Contractual Obligations
At September 30, 2013, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancelable office space lease agreements.
On December 16, 2011, we entered into the Revolving Facility with Wells Fargo Bank, National Association, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of LIBOR, the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. On July 18, 2013 we made a $30.0 million draw on the Revolving Facility and on September 16, 2013 we made an additional $30.0 million draw on the Revolving Facility. At September 30, 2013, $60.0 million was outstanding on the Revolving Facility. On October 11, 2013, we repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013. The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. We were in compliance with such financial and negative covenants at September 30, 2013. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of our subsidiaries and secured by substantially all of the assets of such subsidiaries.
On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. The amended revolving line of credit has a maturity date of December 16, 2014. At September 30, 2013, S2S Global had $11.5 million outstanding on the revolving line of credit reflected in lines of credit, less current portion in the accompanying consolidated balance sheet.
Pursuant to the terms of PHSI's stockholderss' agreement in effect prior to the IPO, PHSI has been granted a right of refusal with regard to all proposed transfers of PHSI common stock. The stockholders' agreement also grants PHSI the right, but not the obligation, to purchase a stockholder's shares of PHSI common stock for a period of 90 days after the occurrence of any of the following events: (i) a material breach of PHSI's stockholders' agreement by such stockholder, (ii) a change in control with respect to such stockholder, or (iii) such stockholder's expression of its desire to withdraw from PHSI. In the event the directors of PHSI vote to expel a stockholder pursuant to the terms of the stockholders' agreement, PHSI will be required to purchase such stockholders' shares of PHSI.
Pursuant to the terms of the limited partnership agreement of Premier LP in effect prior to the Reorganization, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the withdrawal of such limited partner from Premier LP or such limited partner's failure to comply with applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, the redeemable limited partners' capital of $207.1 million as of September 30, 2013 is classified as temporary equity in the mezzanine section of the consolidated balance sheet since (i) the withdrawal of the limited partnership interest was at the option of each limited partner; and (ii) the conditions of the repurchase were not solely within our control. However, pursuant to the LP Agreement, in the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in our GPO programs; (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units); (iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions); or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above.
In connection with the Reorganization and IPO, we entered into a tax receivable agreement with the member owners, pursuant to which we agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the exchange agreement, and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. We invest our excess cash in a portfolio of individual cash equivalents and marketable securities. We do not currently hold, and we have never held, any derivative financial instruments. As a result, we do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested principal funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities. Substantially all of our financial transactions are conducted in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 12a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently involved in any significant litigation. However, we are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on our business, financial condition and results of operations.
Item 1A. Risk Factors
During the quarter ended September 30, 2013, there were no material changes to the risk factors disclosed in "Risk Factors" in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 25, 2013, the Registration Statement on Form S-1 (File No. 333-190828) we filed with the SEC covering our initial public offering of up to 32,374,751 shares of our Class A Common Stock (including shares subject to the underwriters' option to purchase additional shares) was declared effective. On October 1, 2013, we completed our IPO by issuing all 32,274,751 shares of Class A common stock at a price to the public of $27.00 per share. J.P. Morgan Securities LLC, Bank of America, Merrill Lynch and Wells Fargo Securities, LLC served as joint book-running managers for the offering. Citigroup Global Markets Inc., Piper Jaffray & Co., Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as co-managers.
The aggregate gross proceeds from the shares of Class A common stock sold by us were $874.1 million. The aggregate net proceeds to us from the offering were approximately $821.7 million, after deducting an aggregate of $52.4 million in underwriting discounts and commissions paid to the underwriters incurred in connection with the offering. In addition to underwriting discounts and commissions, we incurred approximately $5.6 million in offering related expenses.
As contemplated in the Prospectus, as of the date of the Quarterly Report, we used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units of Premier LP from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units of Premier LP from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP from Premier LP, in each case for a price per unit equal to the price paid per share of Class A common stock by the underwriters to us in connection with the IPO. All Class B common units purchased by us with the net proceeds from this offering automatically converted to Class A common units of Premier LP, pursuant to the terms of the LP Agreement, and were contributed by us to Premier GP.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date: November 12, 2013	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
3.1
Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

3.2	Bylaws of Premier, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)
4.1
Form of Class A common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Amendment No. 1 to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

9.1
Voting Trust Agreement Relating to Shares of Class B common stock of Premier, Inc. entered into as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P., the holders of Class B common stock of Premier, Inc. and Wells Fargo Delaware Trust Company, N.A. (Incorporated by reference to Exhibit 9.1 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.1
Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of September 25, 2013 and effective as of October 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.2
Exchange Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P. and its limited partners. (Incorporated by reference to Exhibit 10.2 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.3
Tax Receivable Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the Limited Partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.3 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.4
Registration Rights Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the Limited Partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.4 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.5
Stock Purchase Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.5 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.6
Unit Pull/Call Agreement entered into as of July 1, 2013 by and among Premier Healthcare Alliance, L.P., Premier Healthcare Solutions, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.6 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.7
Contribution Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among the stockholders of Premier Healthcare Solutions, Inc. and Premier Purchasing Partners, L.P. (Incorporated by reference to Exhibit 10.7 to the Form 8-K of Premier, Inc. filed on October 7, 2013 - Commission File No. 001-36092.)

10.8
Form of GPO Participation Agreement by and among Premier Purchasing Partners, L.P. and its limited partners. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.9
Premier, Inc. 2013 Equity Incentive Plan. +(Incorporated by reference to Exhibit 10.6 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.10
Form of Performance Share Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan +(Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.11
Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan +(Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.12	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan *
10.13
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2013 Equity Incentive Plan +(Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.14
Amendment 2013-1 to Premier, Inc. Annual Incentive Compensation Plan, effective August 16, 2013 +(Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.15
Amendment 2013-1 to Premier, Inc. Long-Term Incentive Compensation Plan for the Period July 1, 2010 through June 30, 2013, effective August 16, 2013 +(Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.16
Second Amendment to the Premier, Inc. Deferred Compensation Plan, effective January 1, 2014 +(Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

Exhibit No.	Description
10.17
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. + (Incorporated by reference to Exhibit 10.22 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.18
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.23 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.19
Senior Executive Employment Agreement dated as of September 13, 2013 by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.24 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.20
Executive Employment Agreement dated as of September 18, 2013, by and between Wes Champion and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.35 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.21
Executive Employment Agreement dated as of September 17, 2013, by and between Keith Figlioli and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.36 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.22
Executive Employment Agreement dated as of September 16, 2013, by and between Durral Gilbert and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.37 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.23
Executive Employment Agreement dated as of September 17, 2013, by and between Jeffrey W. Lemkin and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.38 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.24
Executive Employment Agreement dated as of September 11, 2013, by and between Kelli Price and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.39 to the Registration Statement, Amendment No. 2, to Form S-1 of Premier, Inc. filed on September 25, 2013 - Commission File No. 333-190828.)

10.25
Premier, Inc. Directors' Compensation Policy +(Incorporated by reference to Exhibit 10.21 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.26
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. +(Incorporated by reference to Exhibit 10.29 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.27
Amendment No. 2, dated as of September 11, 2013, to the Loan Agreement dated as of December 16, 2011, among Premier, Inc., Premier Purchasing Partners, L.P., certain subsidiary guarantors and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.34 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.