Form 10-Q/A
period 2013-09-30
Premier, Inc.
filed 2014-02-14
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q/A
Amendment No. 1
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

BASIS FOR AMENDMENT
This Amendment No. 1 on Form 10-Q/A ("Amendment No.1") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2013 originally filed on November 12, 2013, and is being filed for the purpose of revising the pro forma consolidated balance sheet and pro forma loss per share included in Note 5 “Subsequent Events” of the Premier, Inc. unaudited financial statements as of and for the three months ended September 30, 2013. Additionally, Part I, Item 4. Controls and Procedures and Part II, Item 6. Exhibits have been amended to update the Company's evaluation of its controls and procedures, and to provide currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively.
 Subsequent to the filing of the original Form 10-Q, the Company identified errors in the presentation of certain pro forma balance sheet and pro forma loss per share information related to its redeemable limited partner’s capital. Prior to and subsequent to the Company’s Reorganization and IPO (as defined in this Amendment No. 1), the Company reflects limited partners’ capital on the consolidated balance sheets as redeemable limited partners’ capital in temporary equity, rather than permanent equity, at the greater of book value or the redemption amount per the limited partnership agreement. However, following the IPO, limited partners are now able to exchange Class B common units (as defined in this Amendment No. 1) for cash or our Class A common stock which is currently greater than the book value redemption amount per the limited partnership agreement. As a result, the Company has revised its pro forma balance sheet as of September 30, 2013 to reflect a $2.6 billion non-cash increase in redeemable limited partner’s capital, based on the redemption amount at the IPO price of Class A common stock at $27.00. There is a corresponding offset to additional paid-in capital and retained earnings, which will create an accumulated deficit on the balance sheet. These balance sheet items represent non-cash activity and do not impact the Company’s operating performance. The Company has also assessed this balance sheet treatment of temporary equity on the calculation of earnings per share for GAAP purposes. As a result of the member owners being party to multiple agreements in conjunction with the Company’s Reorganization and IPO, GAAP per-share earnings have been adjusted to reflect the adjustment to redeemable limited partners’ capital to the redemption amount.
Except for the changes listed above, this Amendment No. 1 makes no other changes to the originally filed Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. For the convenience of the reader, this Amendment No. 1 sets forth the originally filed Form 10-Q as amended hereby, in its entirety.

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

•	adjustments to reflect redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement;

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

PREMIER, INC.
Pro Forma Consolidated Balance Sheet
September 30, 2013
(Unaudited)
(In thousands, except share data)

	PHSI	Pro Forma Adjustments (Revised)		Premier, Inc. Pro Forma (Revised)
Assets
Cash and cash equivalents	$75,351	$277,814	(1)	$353,165
Marketable securities	57,500	—		57,500
Accounts receivable, net	61,968	—		61,968
Inventories - finished goods	13,029	—		13,029
Prepaid expenses and other current assets	34,576	(5,555)	(2)	29,021
Due from related party	788	—		788
Deferred tax assets	7,691	—		7,691
Total current assets	250,903	272,259		523,162
Investments	10,773	—		10,773
Property and equipment, net	119,538	—		119,538
Restricted cash	5,000	—		5,000
Deferred tax assets	13,328	294,950	(3)	308,278
Goodwill	84,626	—		84,626
Intangible assets, net	9,262	—		9,262
Other assets	28,410	—		28,410
Total assets	$521,840	$567,209		$1,089,049

Liabilities, redeemable limited partners' capital and stockholders' equity (deficit)
Accounts payable	$16,899	$—		$16,899
Accrued expenses	25,486	—		25,486
Revenue share obligations	5,085	—		5,085
Accrued compensation and benefits	22,374	—		22,374
Deferred revenue	17,492	—		17,492
Current portion of notes payable	7,438	—		7,438
Current portion of lines of credit	60,000	—		60,000
Payable pursuant to tax receivable agreement	—	10,142	(3)	10,142
Income tax payable	—	8,425	(4)	8,425
Other current liabilities	2,402	—		2,402
Total current liabilities	157,176	18,567		175,743
Notes payable, less current portion	20,293	—		20,293
Lines of credit, less current portion	11,508	—		11,508
Payable pursuant to tax receivable agreement, less current portion	—	194,651	(3)	194,651
Deferred compensation plan obligations	27,653	—		27,653
Deferred rent	15,841	—		15,841
Other long-term liabilities	5,387	—		5,387
Total liabilities	237,858	213,218		451,076
Redeemable limited partners' capital	207,066	2,799,276	(5)	3,006,342
Stockholders' equity (deficit):
Series A Preferred stock, par value $0.01, 400,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, par value $0.01, 12,250,000 shares authorized; 5,626,784 shares issued and outstanding, no shares outstanding on a pro forma basis	56	(56)	(6)	—
Class A common stock, par value $0.01, 500,000,000 shares authorized; 32,374,751 shares issued and outstanding on a pro forma basis	—	324	(6)	324
Class B common stock, par value $0.000001, 600,000,000 shares authorized; 112,607,832 shares issued and outstanding on a pro forma basis	—	—	(6)	—
Additional paid-in capital	28,503	(28,503)	(7)	—
Retained earnings (accumulated deficit)	50,321	(2,417,053)	(8)	(2,366,732)
Noncontrolling interest	(1,964)	—		(1,964)
Accumulated other comprehensive income	—	3	(5)	3
Total stockholders' equity (deficit)	76,916	(2,445,285)		(2,368,369)
Total liabilities, redeemable limited partners' capital and stockholders' equity (deficit)	$521,840	$567,209		$1,089,049

PREMIER, INC.
Pro Forma Consolidated Statement of Income
Three Months Ended September 30, 2013
(Unaudited)
(In thousands, except per share data)

	PHSI	Pro Forma Adjustments		Premier, Inc. Pro Forma (Revised)
Net revenue:
Net administrative fees	$143,576	$(41,263)	(9)	$102,313
Other services and support	53,252	—		53,252
Services	196,828	(41,263)		155,565
Products	43,748	—		43,748
	240,576	(41,263)		199,313
Cost of revenue:
Services	27,488	—		27,488
Products	40,038	—		40,038
	67,526	—		67,526
Gross profit	173,050	(41,263)		131,787
Operating expenses:
Selling, general and administrative	62,318	325		62,643
Research and development	852	—		852
Amortization of purchased intangible assets	601	—		601
	63,771	325		64,096
Operating income	109,279	(41,588)		67,691
Equity in net income of unconsolidated affiliates	4,114	—		4,114
Interest and investment income, net	220	—		220
Gain on disposal of assets	4	—		4
Other income, net	4,338	—		4,338
Income before income taxes	113,617	(41,588)		72,029
Income tax expense	891	5,870	(10)	6,761
Net income	112,726	(47,458)		65,268
Add: Net loss attributable to noncontrolling interest in SVS, LLC	210	—		210
Less: Net income attributable to noncontrolling interest in Premier LP	(113,214)	62,184	(11)	(51,030)
Net (loss) income attributable to noncontrolling interest	(113,004)	62,184		(50,820)
Net (loss) income attributable to PHSI/Premier, Inc. shareholders	$(278)	$14,726		$14,448

Weighted average shares outstanding of Class A common stock:
Basic	5,627			32,375	(13)
Diluted	5,627			32,375	(13)

Loss per share of Class A common stock:
Basic	$(0.05)			$(79.00)	(12)
Diluted	$(0.05)			$(79.00)	(12)

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

Reflects the increase in redeemable limited partners' capital of $2,586.7 million to record the balance at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement, at the date of the Reorganization. This results in an offsetting decrease in retained earnings of $41.7 million, followed by an offsetting decrease in additional paid-in-capital of $178.3 million and with a final offsetting increase in accumulated deficit of $2,366.7 million.

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

•
a decrease of $756.4 million to reflect the difference between the consideration paid to acquire the Class A and B common units and the adjustment to the carrying value of the noncontrolling interest described in note (5) above; and

•	a decrease in the remaining balance of additional paid-in-capital related to the increase in redeemable limited partners' capital to its redemption value, as described in note (5) above.
In addition, Premier, Inc. recorded stock-based compensation expense for the three months ended September 30, 2013 of $0.3 million.

(8)
Reflects Premier, Inc.'s net loss attributable to stock-based compensation, net of tax, for the three months ended September 30, 2013, and income tax expense as a result of the purchase of Class B common units from PHSI, as well as the decrease in retained earnings and increase in accumulated deficit related to the increase in redeemable limited partners' capital to its redemption value, as described in note (5) above.

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

(12)
Pro forma basic earnings per share was computed by dividing the pro forma net income attributable to Premier, Inc., after the $2,586.7 million adjustment of redeemable limited partners' capital to redemption amount, by the 32,374,751 shares of Class A common stock that were issued and sold in the IPO and pro forma diluted earnings per share was computed by dividing the pro forma net income attributable to Premier, Inc., after the $2,586.7 million adjustment of redeemable limited partners' capital to redemption amount, by the 32,374,751 shares of Class A common stock that were issued and sold in the IPO.

(13)
Reflects the issuance of 32,374,751 shares of Class A common stock in the IPO. The impact of 26,408 shares were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. In addition, the conversion of 112,607,832 Class B common units into Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the periods presented.

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
As of the end of the period covered by this Quarterly Report, we initially carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this initial evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. However, subsequent to the end of the period covered by this Quarterly Report, we carried out another evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our further evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness in internal control over financial reporting related to the pro forma presentation of redeemable limited partners' capital and pro forma loss per share discussed below.
Changes in Internal Control Over Financial Reporting
The Company identified errors in the presentation of certain pro forma information in the pro forma consolidated balance sheet and pro forma consolidated statement of income as of and for the three months ended September 30, 2013 included in the footnotes to the financial statements of Premier, Inc. for the quarter ended September 30, 2013 related to the pro forma redemption amount of redeemable limited partners’ capital in temporary equity with a corresponding offset to pro forma additional paid-in capital and pro forma retained earnings (accumulated deficit) in stockholders’ equity (deficit) as well as the presentation of pro forma earnings (loss) per share. The pro forma errors indicated to management that deficiencies existed in internal control over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal control over financial reporting related to the presentation of pro forma redeemable limited partners’ capital in temporary equity. Actions have already been implemented to remediate this material weakness, including augmenting the Company’s accounting resources. Additionally, the Company will implement a more formal review and documentation process for complex, non-routine transactions on a systematic basis. For additional information about the pro forma adjustments, see note 5 to the financial statements of Premier, Inc. appearing in Part I of this report.
Except as noted in the preceding paragraph, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PREMIER, INC.

Date: February 14, 2014	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
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