Form 10-Q
period 2013-12-31
Premier, Inc.
filed 2014-02-14
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
(704) 357-0022
(Registrant's telephone number, including area code)_____________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐
No   ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of February 12, 2014, there were 32,374,818 shares of the registrant's Class A common stock, par value $0.01 per share, and 112,607,832 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended December 31, 2013 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization," occurred by which Premier GP became the general partner of Premier LP and Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc." With the Reorganization, PHSI has become our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc., a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services ("PSCI"), historically conducted all of our business. Upon the consummation of the Reorganization and the IPO, our assets and business operations are substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and the IPO, and we conduct all of our business through Premier LP and its subsidiaries.
Because the Reorganization and the IPO had not yet been consummated and Premier, Inc. had no substantial assets and conducted no substantial activities until October 1, 2013, the financial statements and other information of PHSI and its consolidated subsidiaries are included in this Quarterly Report for periods prior to October 1, 2013. For more information about the Reorganization and the IPO, refer to Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements of this Quarterly Report.
Throughout this Quarterly Report, references to "member owners" refer collectively to our past, present and future customers, or members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and the IPO, as described in the final prospectus, dated September 25, 2013, filed with the United States Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on September 27, 2013 relating to the Registration Statement on Form S-1 (File No. 333-190828), and any amendment or supplement thereto (the "Prospectus"), beneficially own shares of Premier, Inc. Class B common stock, par value $0.000001 per share, (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units") after giving effect to the Reorganization, provided, that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Quarterly Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks related to future acquisition opportunities and integration of acquisitions, potential litigation, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or regulatory healthcare environment, Premier’s compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on our software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier’s member owners or between Premier's member owners and itself, Premier’s ability to effectively deploy the net proceeds from future issuances of Premier's Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, Premier's entitlement to a 70% rather than 80% dividends received deduction with respect to dividends received from Premier LP's corporate subsidiaries, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a public company, Premier's inexperience and lack of operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock and the risk factors discussed under the heading "Risk Factors" in the Prospectus.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of Premier's periodic and current filings with the SEC, as well as those discussed under the "Risk Factors" and "Forward Looking Statements" section of the Prospectus, which are available on Premier's website at http://investors.premierinc.com/. You should not place undue reliance on any of Premier's forward looking statements which speak only as of the date they are made. Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$158,059	$198,296
Marketable securities	75,802	57,323
Accounts receivable (net of $714 and $671 allowance for doubtful accounts, respectively)	68,688	62,162
Inventories - finished goods	16,116	12,741
Prepaid expenses and other current assets	27,232	25,466
Due from related parties	2,212	1,650
Deferred tax assets	9,969	8,403
Total current assets	358,078	366,041
Property and equipment (net of $169,013 and $153,446 accumulated depreciation, respectively)	124,096	115,587
Restricted cash	5,000	5,000
Marketable securities	174,824	—
Deferred tax assets	293,916	15,077
Goodwill	90,285	61,410
Intangible assets (net of $18,594 and $17,238 accumulated amortization, respectively)	10,672	4,292
Other assets	38,763	31,509
Total assets	$1,095,634	$598,916

Liabilities, redeemable limited partners' capital and stockholders' (deficit) equity
Accounts payable	$24,062	$21,788
Accrued expenses	32,496	28,883
Revenue share obligations	49,182	10,532
Limited partners' distribution payable	17,419	—
Accrued compensation and benefits	30,054	51,359
Deferred revenue	18,150	18,880
Current portion of tax receivable agreement	6,966	—
Current portion of notes payable and line of credit	20,432	12,149
Other current liabilities	13,279	1,557
Total current liabilities	212,040	145,148
Notes payable, less current portion	19,757	22,468
Tax receivable agreement, less current portion	179,111	—
Deferred compensation plan obligations	29,605	24,081
Deferred rent	15,902	15,779
Other long-term liabilities	5,592	6,037
Total liabilities	462,007	213,513
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	4,118,121	307,635
Stockholders' (deficit) equity:
Series A Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
PHSI Common stock, $0.01 par value, 12,250,000 shares authorized; 0 and 5,653,390 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	57
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 32,374,818 and 0 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	324	—
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 112,607,832 and 0 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	—
Additional paid-in-capital	—	28,866
PHSI Common stock subscribed, 0 and 23,266 shares at December 31, 2013 and June 30, 2013, respectively	—	300
Subscriptions receivable	—	(300)
(Accumulated deficit) retained earnings	(3,482,996)	50,599
Accumulated other comprehensive loss	(15)	—
Noncontrolling interest	(1,807)	(1,754)
Total stockholders' (deficit) equity	(3,484,494)	77,768
Total liabilities, redeemable limited partners' capital and stockholders' (deficit) equity	$1,095,634	$598,916
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue:
Net administrative fees	$102,130	$120,630	$245,706	$238,119
Other services and support	58,197	50,635	111,449	98,782
Services	160,327	171,265	357,155	336,901
Products	48,582	35,160	92,330	68,090
	208,909	206,425	449,485	404,991
Cost of revenue:
Services	29,017	25,590	56,505	49,670
Products	43,720	32,586	83,758	62,738
	72,737	58,176	140,263	112,408
Gross profit	136,172	148,249	309,222	292,583
Operating expenses:
Selling, general and administrative	73,126	61,436	135,769	117,168
Research and development	1,042	2,372	1,894	6,010
Amortization of purchased intangible assets	755	384	1,356	769
	74,923	64,192	139,019	123,947
Operating income	61,249	84,057	170,203	168,636
Equity in net income of unconsolidated affiliates	4,491	3,396	8,605	6,177
Interest and investment income, net	21	94	241	318
Gain on disposal of assets	—	—	4	—
Other income, net	4,512	3,490	8,850	6,495
Income before income taxes	65,761	87,547	179,053	175,131
Income tax expense	14,284	2,166	15,048	4,683
Net income	51,477	85,381	164,005	170,448
Add: Net (income) loss attributable to noncontrolling interest in SVS, LLC	(157)	394	53	699
Less: Net income attributable to noncontrolling interest in Premier LP	(44,916)	(83,784)	(158,130)	(167,201)
Net income attributable to noncontrolling interest	(45,073)	(83,390)	(158,077)	(166,502)
Net income attributable to shareholders	6,404	1,991	5,928	3,946
Adjustment of redeemable limited partners' capital to redemption amount	(3,719,812)	—	(3,719,812)	—
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(3,713,408)	$1,991	$(3,713,884)	$3,946

Weighted average shares outstanding:
Basic	32,375	6,040	19,001	6,032
Diluted	32,375	6,040	19,001	6,032

(Loss) earnings per share attributable to shareholders:
Basic	$(114.70)	$0.33	$(195.46)	$0.65
Diluted	$(114.70)	$0.33	$(195.46)	$0.65

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$51,477	$85,381	$164,005	$170,448
Net unrealized (loss) gain on marketable securities	(83)	(25)	(57)	77
Total comprehensive income	51,394	85,356	163,948	170,525
Less: Comprehensive income attributable to noncontrolling interest	(45,009)	(83,365)	(158,038)	(166,579)
Comprehensive income attributable to Premier, Inc.	$6,385	$1,991	$5,910	$3,946

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
Six Months Ended December 31, 2013
(Unaudited)
(In thousands)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2013	5,653	$57	—	$—	—	$—	$28,866	23	$300	$(300)	$50,599	$(1,754)	$—	$77,768
Repurchase of PHSI common stock	(49)	(1)	—	—	—	—	(645)	—	—	—	—	—	—	(646)
Payment on stock subscriptions	23	—	—	—	—	—	300	(23)	(300)	300	—	—	—	300
Issuance of Class A common stock at IPO	—	—	32,375	324	—	—	821,347	—	—	—	—	—	—	821,671
Purchase of Class A common units from Premier LP	—	—	—	—	—	—	(247,742)	—	—	—	—	—	—	(247,742)
Purchase of Class B common units from PHSI	—	—	—	—	—	—	(30,072)	—	—	—	—	—	—	(30,072)
Contribution of PHSI common stock in connection with the IPO	(5,627)	(56)	—	—	—	—	(76,860)	—	—	—	—	—	—	(76,916)
Capitalized IPO-related costs	—	—	—	—	—	—	(5,757)	—	—	—	—	—	—	(5,757)
Increase in deferred tax asset related to the Reorganization	—	—	—	—	—	—	282,972	—	—	—	—	—	—	282,972
Increase in payables pursuant to the tax receivable agreement	—	—	—	—	—	—	(186,077)	—	—	—	—	—	—	(186,077)
Acquisition of noncontrolling interest from member owners, net of sale of Class B common stock	—	—	—	—	112,608	—	(412,860)	—	—	—	—	—	3	(412,857)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(180,289)	—	—	—	(3,539,523)	—	—	(3,719,812)
Stock-based compensation expense	—	—	—	—	—	—	6,819	—	—	—	—	—	—	6,819
Repurchase of vested restricted stock	—	—	—	—	—	—	(2)	—	—	—	—	—	—	(2)
Net income attributable to shareholders	—	—	—	—	—	—	—	—	—	—	5,928	—	—	5,928
Net loss attributable to noncontrolling interest in SVS, LLC	—	—	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Balance at December 31, 2013	—	$—	32,375	$324	112,608	$—	$—	—	$—	$—	$(3,482,996)	$(1,807)	$(15)	$(3,484,494)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities
Net income	$164,005	$170,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,912	13,778
Equity in net income of unconsolidated affiliates	(8,605)	(6,177)
Deferred taxes	2,593	(2,912)
Stock-based compensation	6,819	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(17,446)	(732)
Other assets	(1,751)	323
Inventories	(3,375)	(1,844)
Accounts payable, accrued expenses and other current liabilities	34,798	(15,447)
Long-term liabilities	(321)	4,130
Other operating activities	67	(46)
Net cash provided by operating activities	195,696	161,521
Investing activities
Purchase of marketable securities	(231,121)	(17,791)
Proceeds from sale of marketable securities	37,689	61,551
Acquisition of SYMMEDRx, net of cash acquired	(28,688)	—
Acquisition of Meddius, L.L.C., net of owner note receivable	(7,737)	—
Distributions received on equity investment	6,800	6,644
Purchases of property and equipment	(26,019)	(19,035)
Other investing activities	—	(1,000)
Net cash (used in) provided by investing activities	(249,076)	30,369
Financing activities
Payments made on notes payable	(1,926)	(6,831)
Proceeds from SVS, LLC revolving line of credit	5,200	3,004
Proceeds from senior secured line of credit	60,000	10,000
Payments on senior secured line of credit	(60,000)	—
Proceeds from issuance of Class A common stock in connection with the IPO, net of expenses	821,671	—
Purchases of Class B common units from member owners	(543,857)	—
Proceeds from issuance of PHSI common stock	300	—
Proceeds from notes receivable from partners	12,726	—
Repurchase of restricted units	(2)	—
Distributions to limited partners of Premier LP	(280,969)	(183,200)
Net cash provided by (used in) financing activities	13,143	(177,027)
Net (decrease) increase in cash and cash equivalents	(40,237)	14,863
Cash and cash equivalents at beginning of year	198,296	140,822
Cash and cash equivalents at end of year	$158,059	$155,685

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$7,860	$2,120
Payable to member owners incurred upon repurchase of ownership interest	$1,652	$7,918
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$28,009	$101
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$6,186	$3,677
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$17,419	$—
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and retained earnings (accumulated deficit)	$3,719,812	$—
Increase in deferred tax assets and additional paid-in-capital related to the Reorganization	$282,972	$—
Increase in payables and decrease in additional paid-in-capital pursuant to the tax receivable agreement	$186,077	$—
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$5,757	$—
Issuance of common stock for subscriptions receivable	$—	$150
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, as well as public stockholders. The Company, together with its subsidiaries and affiliates, is a national healthcare alliance that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company's data warehouse, mitigate the risk of innovation and disseminate best practices that will help its member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance services.
Basis of Presentation and Consolidation
The Company, through its wholly owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 22% controlling general partner interest in and, as a result, consolidates the financial statements of Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 78% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization," Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes, and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that all disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's final prospectus, dated September 25, 2013, filed with the SEC (the "Prospectus").
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
(2) INITIAL PUBLIC OFFERING AND REORGANIZATION
Initial Public Offering
On October 1, 2013, Premier consummated its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share. This included 4,222,793 shares sold pursuant to the overallotment option granted to the underwriters by Premier, which was exercised in full prior to the consummation of the IPO, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions, but before expenses.
Premier used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A Common Stock by the underwriters to Premier in connection with the IPO. All Class B common units purchased by Premier with the net proceeds from this offering automatically converted to Class A common units, pursuant to the terms of the Amended and Restated Limited Partnership Agreement of Premier LP (the "LP Agreement"), and were contributed by Premier to Premier GP.
Reorganization
On October 1, 2013 (the "Effective Date"), Premier consummated the Reorganization. In connection with the Reorganization and IPO, immediately following the Effective Date, all of Premier LP's limited partners that approved the Reorganization received an amount of Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Additionally, immediately following the Effective Date, all of the stockholders (consisting of member owners) of PHSI that approved the Reorganization contributed their PHSI common stock to Premier LP in exchange for additional Class B common units based on such stockholder's percentage interest in the fair market valuation of PHSI and Premier LP prior to the Reorganization. As a result of the foregoing contributions, PHSI became a wholly owned subsidiary of Premier LP.
In connection with the Reorganization, the member owners purchased from Premier 112,607,832 shares of Class B common stock, for par value, $0.000001 per share, which number of shares of Class B common stock equaled the number of Class B common units held by the member owners immediately following the IPO, pursuant to a stock purchase agreement.
Below is a summary of the principal documents that effected the Reorganization and define and regulate the governance and control relationships among Premier, Premier LP and the member owners after the completion of the Reorganization and IPO.
LP Agreement
In connection with the Reorganization and IPO, pursuant to the LP Agreement, Premier GP became the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to the holders of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreement and (iii) meet its obligations to the member owners under the exchange agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier's Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in Premier's GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units), (iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above.
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier's member owners entered into a voting trust agreement, which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the voting trust agreement, the member owners retained beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the voting trust agreement, the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters.
Exchange Agreement
In connection with the Reorganization and IPO, Premier, Premier LP and the member owners entered into an exchange agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the exchange agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner will have the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's audit committee (or another committee of independent directors). This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the exchange agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier and the member owners entered into a registration rights agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the registration rights agreement, as soon as practicable from the date that is 12 full calendar months after the completion of the IPO and Reorganization, Premier must use all reasonable efforts to cause a resale shelf registration statement to become effective for resales from time to time of its Class A common stock that may be issued to the member owners in exchange for their Class B common units pursuant to the exchange agreement, subject to various restrictions. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier's election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier will either proceed with the company-directed underwritten public offering (such decision being in Premier's sole discretion) or notify the member owners that Premier will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier's Class A common stock, Premier may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The registration rights agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
Tax Receivable Agreement
In connection with the Reorganization and IPO, Premier entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the tax receivable agreement, Premier has agreed to pay to the member owners for as long as the member owner remains a limited partner, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the exchange agreement, and of certain other tax benefits related to Premier entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.
GPO Participation Agreement
In connection with the Reorganization and IPO, Premier's member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of its GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or member facilities, through Premier's GPO supplier contracts. In addition, Premier's two largest regional GPO member owners, which represented approximately 17% of Premier LP's gross administrative fees revenue for fiscal year 2013, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. Subject to certain termination rights, these GPO participation agreements will be for an initial five-year term, although Premier LP's two largest regional GPO member owners have entered into agreements with seven-year terms.
The terms of the GPO participation agreements vary as a result of provisions in Premier's existing arrangements with member owners that conflict with the terms of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In certain other instances, Premier LP and member owners have entered into GPO participation agreements with certain terms that vary from the standard form, which were approved by the member agreement review committee of Premier's board of directors, based upon regulatory constraints, pending merger and acquisition activity or other circumstances affecting those member owners.
Effects of the Reorganization
Immediately following the consummation of the Reorganization and IPO:

•
Premier became the sole member of Premier GP and Premier GP became the general partner of Premier LP. Through Premier GP, Premier exercises indirect control over the business operated by Premier LP, subject to certain limited partner approval rights. Premier GP has no employees and acts solely through its board of managers and appointed officers in directing the affairs of Premier LP;

•	the member owners hold 112,607,832 shares of Class B common stock and 112,607,832 Class B common units;

•	Premier GP holds 32,374,751 Class A common units;

•	through their holdings of Class B common stock, the member owners have approximately 78% of the voting power in Premier;

•	the investors in the IPO collectively own all of Premier's outstanding shares of Class A common stock and collectively have approximately 22% of the voting power in Premier; and

•	Premier LP is the operating partnership and parent company to all of Premier's other operating subsidiaries, including Premier Supply Chain Improvement, Inc. ("PSCI") and PHSI.
Any newly admitted Premier LP limited partners will also become parties to the exchange agreement, the registration rights agreement, the voting trust agreement and the tax receivable agreement, in each case on the same terms and conditions as the then existing member owners (except that any Class B common units acquired by such newly admitted Premier LP limited partners will not be subject to the seven-year vesting schedule set forth in the LP Agreement and the exchange agreement). Any newly admitted Premier LP limited partner will also enter into a GPO participation agreement with Premier LP.
Impact of the Reorganization
The impact of the Reorganization gives effect to:

•
the Reorganization, including (i) the issuance of 32,374,751 shares of Class A common stock in the IPO, or approximately 22% of the Class A common stock and Class B common stock, collectively, outstanding after the Reorganization and IPO, at an IPO price of $27.00 per share and the use of the net proceeds therefrom to purchase (A) Class A common units from Premier LP, (B) Class B common units from PHSI and (C) Class B common units from Premier's member owners, (ii) the entry by Premier LP, Premier GP and the member owners into the LP Agreement and (iii) the issuance of 112,607,832 shares of Class B common stock to the member owners;

•
the change from the 99% noncontrolling interest held by the limited partners of Premier LP prior to the Reorganization to the approximately 78% noncontrolling interest held by the limited partners of Premier LP subsequent to the Reorganization and IPO;

•
the change in the allocation of Premier LP's income from 1% of operating income and 5% of investment income to PHSI prior to the Reorganization and IPO to approximately 22% of Premier LP's income to Premier (indirectly through Premier GP) subsequent to the Reorganization and IPO as the result of the modified income allocation provisions of the LP Agreement and Premier's purchase of approximately 22% of the common units;

•	adjustments to reflect redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement;

•
adjustments that give effect to the tax receivable agreement, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners; and

•
payments due to member owners pursuant to the tax receivable agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners and of certain other tax benefits related to Premier entering into the tax receivable agreement.

Premier accounted for the Reorganization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification Topic 805, Business Combinations. Accordingly, after the Reorganization, the assets and liabilities of Premier are reflected at their carryover basis.
The following table presents the adjustments to the balance sheet upon the consummation of the IPO and Reorganization at October 1, 2013 (in thousands):

Assets
Cash and cash equivalents	$277,814	(1)
Prepaid expenses and other current assets	(5,757)	(2)
Total current assets	272,057
Deferred tax assets	282,972	(3)
Total assets	$555,029

Liabilities, redeemable limited partners' capital and stockholders' deficit
Payable pursuant to tax receivable agreement	$6,966	(3)
Total current liabilities	6,966
Payable pursuant to tax receivable agreement, less current portion	179,111	(3)
Total liabilities	186,077
Redeemable limited partners' capital	2,799,275	(4)
Stockholders' deficit:
Common stock, par value $0.01, 12,250,000 shares authorized; no shares outstanding	(56)	(5)
Class A common stock, par value $0.01, 500,000,000 shares authorized; 32,374,751 shares issued and outstanding	324	(5)
Class B common stock, par value $0.000001, 600,000,000 shares authorized; 112,607,832 shares issued and outstanding	—	(5)
Additional paid-in capital	(28,828)	(6)
Accumulated deficit	(2,401,766)	(7)
Accumulated other comprehensive income	3	(4)
Total stockholders' deficit	(2,430,323)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$555,029

(1)
Reflects net effect on cash and cash equivalents of the receipt of gross proceeds from the IPO of $874.1 million (with an IPO price of $27.00 per share of Class A common stock) and the purchase of units from the member owners described above, as follows (in thousands):

Gross proceeds from the IPO	$874,118
Underwriting discounts, commissions and other expenses	(52,447)
Purchases of Class B common units from the member owners	(543,857)
Net cash proceeds from IPO	$277,814

(2)	Reflects the reduction of prepaid expenses related to the IPO, with an offset to the proceeds of the IPO in additional paid-in capital.

(3)
Premier LP intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the initial sale of Class B common units by PHSI and the member owners will result in adjustments to the tax basis of the assets of Premier LP. These increases in tax basis increase (for tax purposes) the depreciation and amortization deductions by Premier LP, and therefore, reduce the amount of income tax that Premier would otherwise be required to pay in the future. In connection with the Reorganization and IPO, Premier has entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO, pursuant to which Premier agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the sale or exchange of Class B common units by the member owners. The unaudited adjustments give effect to the Section 754 election and the tax receivable agreement based on the following assumptions:

•
The increase in deferred tax assets representing the income tax effects of the increases in the tax basis as a result of Premier LP's election under Section 754 of the Code in connection with the initial sale of Class B common units described above. This adjustment is calculated based on an effective income tax rate for Premier of approximately 39%, which includes a provision for U.S. federal income taxes and assumes (i) Premier's statutory rates apportioned to each state and local tax jurisdiction, (ii) that there are no material changes in the relevant tax law, and (iii) that Premier earns sufficient taxable income in each year to realize the full tax benefit of the amortization of its assets.

•
Premier determined the adjustments in connection with the Section 754 election by first calculating the excess of each selling member owner's and PHSI's selling price over such person's share of Premier LP's tax basis in its assets attributable to the Class B common units sold to Premier. Premier then allocated the aggregate excess among Premier LP's assets following applicable tax regulations governing adjustments that result from the Section 754 election. Premier determined each selling member owner's share of the tax basis in Premier LP's assets attributable to the Class B common units sold to Premier by multiplying the member owner's tax capital account balance as of the date of sale as maintained in Premier LP's books and records by a fraction, the numerator of which was the number of Class B common units sold to Premier, and the denominator of which was the number of Class B common units held by the selling member owner immediately prior to the sale. For purposes of the calculation, the selling price per Class B common unit equal the price paid per share of the Class A common stock by the underwriters to Premier in the IPO. The adjustments increased Premier LP's basis in its assets (for tax purposes), and Premier calculates the amount of depreciation, amortization and other deductions to which it is entitled as a result of these adjustments. Premier then calculates Premier's tax liability with and without the deductions attributable to these adjustments, assuming that Premier earns sufficient taxable income in each year to realize the full benefit of the deductions. Premier computed the estimated tax benefit attributable to the election as the excess of Premier's tax liability as so computed without the deductions over Premier's tax liability as so computed with the deductions. Additionally, the tax receivable agreement payments give rise to adjustments that result in Premier LP becoming entitled to additional deductions, and the calculation of Premier's liability under the tax receivable agreement take these adjustments and additional resulting deductions into account.

•
Premier LP's election under Section 754 of the Code is at the discretion of Premier LP and is not subject to review or approval by the IRS or other tax authorities. The computation of the adjustments resulting from the Section 754 election and Premier's tax liability is subject to audit by the IRS and other tax authorities in the same manner as all other items reported on income tax returns.

•
The cumulative adjustments of $186.1 million, of which $7.0 million is expected to be paid in the next 12 months, and is reflected as a current liability with the remaining balance classified as a long-term liability, to reflect a liability equal to 85% of the realizable tax benefit resulting from the increase in tax basis due to Premier LP's Section 754 election in connection with the initial sale by the member owners of the Class B common units described above as an increase to payable pursuant to the tax receivable agreement.

•
Deferred tax assets for the change in the allocation of Premier LP's income from 1% of operating income and 5% of investment income to PHSI prior to the Reorganization to approximately 22% of Premier LP's income to Premier (indirectly through Premier GP), measured by the difference in the tax basis of Premier's investment in Premier LP as compared to its GAAP carrying value. The adjustments related to Premier LP's Section 754 election described above are a component of Premier's tax basis in Premier LP.

Pursuant to the terms of the exchange agreement, the member owners and new limited partners admitted to Premier LP following the completion of the IPO may subsequently exchange Class B common units in Premier LP for shares of Premier's Class A common stock, cash or a combination of both. Any subsequent exchanges of Class B common units for shares of Premier's Class A common stock pursuant to the exchange agreement may result in increases in the tax basis of the tangible and intangible assets of Premier LP (85% of the realized tax benefits from which will be due to the limited partners and recorded as an additional payable pursuant to the tax receivable agreement) that otherwise would not have been available. These subsequent exchanges have not been reflected in the consolidated financial statements.

(4)
Reflects the increase in the noncontrolling interest held by the limited partners in Premier L.P. resulting from the net proceeds from the IPO used to purchase Class A common units from Premier LP of $247.7 million and Class B common units from PHSI of $30.1 million, and the contribution of the common stock of PHSI in connection with the Reorganization of $76.9 million. This is offset by an adjustment of $131.0 million to reflect the approximately 78% controlling interest held by the redeemable limited partners of Premier LP subsequent to the Reorganization and IPO, which is reflected in redeemable limited partners' capital on the unaudited consolidated balance sheets. Immediately following the effective date of the LP Agreement, all of Premier LP's limited partners that approved the Reorganization received Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Premier used a portion of the net proceeds from the IPO to purchase (i) Class A common units, (ii) Class B common units from PHSI and (iii) Class B common units from the member owners, resulting in a reduction in the noncontrolling interest attributable to the limited partners from 99% to approximately 78%.

Reflects the increase in redeemable limited partners' capital of $2,575.6 million to record the balance at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement, at the date of the Reorganization. This results in an offsetting decrease in retained earnings of $50.1 million, followed by an offsetting decrease in additional paid-in-capital of $173.8 million and with a final offsetting increase in accumulated deficit of $2,351.7 million.

(5)
Reflects (i) the exchange of the existing PHSI shares of common stock, common stock subscribed and related subscriptions receivable for Class B common units, (ii) the issuance of Class B common stock in connection with the Reorganization and (iii) the issuance of Class A common stock in connection with the IPO.

(6)	Reflects the impact of the adjustments in notes (1), (2), (3), (4) and (5) above to additional paid-in capital:

•
an increase of $96.9 million due to an increase in deferred tax assets described in note (3) of $283.0 million offset by an increase in payables pursuant to the tax receivable agreement of $186.1 million;

•
an increase of $821.7 million from the net proceeds from the IPO less the par value of the shares of Class A common stock sold in the IPO of $0.3 million and less prepaid offering expenses of $5.8 million;

•
a decrease of $767.5 million to reflect the difference between the consideration paid to acquire the Class A and B common units and the adjustment to the carrying value of the noncontrolling interest described in note (4) above; and

•	a decrease in the remaining balance of additional paid-in-capital related to the increase in redeemable limited partners' capital to its redemption value, as described in note (4) above.

(7)	Reflects the decrease in retained earnings and increase in accumulated deficit related to the increase in redeemable limited partners' capital to its redemption value, as described in note (4) above.
In addition, following the completion of the Reorganization and the IPO:

•
Premier LP became contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through Premier LP's GPO supplier contracts. Historically, Premier LP did not generally have a contractual requirement to pay revenue share to member owners participating in its GPO programs, but paid semi-annual distributions of partnership income.

•	Premier records redeemable limited partners' capital at redemption value, which represents the greater of the book value or redemption amount per the LP Agreement, at the reporting date.

•	Premier became subject to additional U.S. federal, state and local income taxes with respect to its additional allocable share of any taxable income of Premier LP.

•	Noncontrolling interest in Premier LP decreased from 99% to approximately 78%.

(3) SIGNIFICANT ACCOUNTING POLICIES
The LP agreement includes a provision that provides for redemption of a limited partner’s interest upon termination as follows:   For Class B common units not yet eligible for exchange, those will be redeemed at a purchase price which is the lower of the limited partner’s capital account balance in Premier LP immediately prior to the IPO and the fair market value of the Class A common stock of the Company on the date of the termination at either  a) a five-year, unsecured, non-interest bearing term promissory note, (b) a cashier’s check or wire transfer of immediately available funds in an amount equal to the present value of the Class B unit redemption amount, or (c) payment on such other terms mutually agreed upon with Premier GP.   For Class B common units that are eligible for exchange, the limited partner is also required to exchange all eligible Class B common units on the next exchange date following the date of the termination.

A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the board of directors. Given the limited partners hold the majority of the votes of the board of directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects limited partners’ capital on the consolidated balance sheets as redeemable limited partners’ capital in temporary equity.  In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

There have been no material changes to the Company's significant accounting policies as described in the Prospectus, other than the addition of the significant accounting policy related to redeemable limited partners' capital above.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") relating to reporting of amounts reclassified out of accumulated other comprehensive income. The update requires presentation of information about significant amounts reclassified from each component of accumulated other comprehensive income, the sources of the items reclassified, and the income statement lines affected, either parenthetically on the face of the financial statements or in the notes to the financial statements. The update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a material effect on the Company's consolidated financial statements.
(4) SEGMENTS
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.

The following table presents segment adjusted EBITDA and other information (in thousands) as utilized by the Company's chief operating decision maker.

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended December 31, 2013
Supply Chain Services:
Net administrative fees	$102,130
Other services and support	173
Services	102,303
Products	48,582
Total Supply Chain Services	150,885	$85,119	$380	$503
Performance Services	58,024	17,731	8,357	10,953
Corporate	—	(19,445)	1,216	2,264
Total	$208,909	$83,405	$9,953	$13,720

Three Months Ended December 31, 2012
Supply Chain Services:
Net administrative fees	$120,630
Other services and support	55
Services	120,685
Products	35,160
Total Supply Chain Services	155,845	$99,089	$310	$125
Performance Services	50,580	13,733	5,724	6,641
Corporate	—	(17,002)	969	14
Total	$206,425	$95,820	$7,003	$6,780

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Six Months Ended December 31, 2013
Supply Chain Services:
Net administrative fees	$245,706
Other services and support	307
Services	246,013
Products	92,330
Total Supply Chain Services	338,343	$210,599	$707	$803
Performance Services	111,142	34,060	15,792	22,932
Corporate	—	(36,920)	2,413	2,284
Total	$449,485	$207,739	$18,912	$26,019

Six Months Ended December 31, 2012
Supply Chain Services:
Net administrative fees	$238,119
Other services and support	94
Services	238,213
Products	68,090
Total Supply Chain Services	306,303	$197,356	$618	$390
Performance Services	98,688	25,733	11,221	18,465
Corporate	—	(32,580)	1,939	180
Total	$404,991	$190,509	$13,778	$19,035
The following table presents total assets (in thousands) as utilized by the Company's chief operating decision maker.

Total Assets
December 31, 2013
Supply Chain Services	$313,577
Performance Services	247,305
Corporate	534,752
Total	$1,095,634

June 30, 2013
Supply Chain Services	$332,261
Performance Services	194,414
Corporate	72,241
Total	$598,916

A reconciliation of segment adjusted EBITDA to operating income is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Segment Adjusted EBITDA	$83,405	$95,820	$207,739	$190,509
Depreciation and amortization	(9,198)	(6,619)	(17,556)	(13,009)
Amortization of purchased intangible assets	(755)	(384)	(1,356)	(769)
Merger and acquisition related expenses (a)	(177)	—	(319)	—
Strategic and financial restructuring expenses (b)	(1,041)	(1,364)	(2,881)	(1,918)
Stock-based compensation expense	(6,494)	—	(6,819)	—
Equity in net income of unconsolidated affiliates (c)	(4,491)	(3,396)	(8,605)	(6,177)
Operating income	$61,249	$84,057	$170,203	$168,636

(a)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx, LLC ("SYMMEDRx") and Meddius, L.L.C. ("Meddius").

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)
Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(5) BUSINESS ACQUISITIONS
On October 31, 2013, Premier completed the acquisition of Meddius, a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting, for $8.1 million. The primary reason for the acquisition of Meddius is to augment the Company's capabilities for real-time data acquisition across the PremierConnect™ platform and associated applications. It will also allow the Company to explore new offerings in the market.
The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Meddius. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment. The Company plans to file an Internal Revenue Code Section 338(h)(10) election for the acquisition and treat the purchase as an asset acquisition for income tax purposes.
The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their fair values, is as follows (in thousands):

Net tangible assets acquired	$231
Intangible assets acquired	2,165
Goodwill	5,711
Total	$8,107
On July 19, 2013, the Company purchased all the issued and outstanding units of SYMMEDRx for $28.7 million. The Company funded the acquisition by drawing on its senior secured revolving credit facility (see Note 7 for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, is to continue to strengthen the Company's ability to drive improvement in member cost savings.
The purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired from SYMMEDRx. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment. The Company plans to deduct the recognized goodwill for income tax purposes.

The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their fair values is as follows (in thousands):

Net tangible liabilities assumed	$(7)
Intangible assets acquired	5,571
Goodwill	23,164
Total	$28,728
(6) GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2013	$31,765	$29,645	$61,410
SYMMEDRx acquisition	—	23,164	23,164
Meddius acquisition	—	5,711	5,711
Balance at December 31, 2013	$31,765	$58,520	$90,285
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	December 31, 2013	June 30, 2013
Identifiable intangible assets acquired:
Technology	5.0 years	$18,836	$11,570
Member relationships	8.7 years	6,520	6,260
Trade names	5.0 years	3,910	3,700
	5.8 years	29,266	21,530
Accumulated amortization		(18,594)	(17,238)
Total identifiable intangible assets acquired, net		$10,672	$4,292
Amortization expense of intangible assets totaled $0.8 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively and $1.4 million and $0.8 million for the six months ended December 31, 2013 and 2012, respectively.
The estimated future amortization expense of intangible assets is as follows:

Twelve Months Ending December 31,
2014	$3,208
2015	2,875
2016	1,990
2017	1,619
2018	980
Total amortization expense	$10,672
The net carrying value of intangible assets by segment is as follows (in thousands):

	December 31, 2013	June 30, 2013
Supply Chain Services	$1,914	$2,436
Performance Services	8,758	1,856
Total	$10,672	$4,292

(7) LINES OF CREDIT
The Company has a $100.0 million senior secured revolving credit facility with Wells Fargo Bank, National Association (the "Revolving Facility"), which includes an accordion feature granting the Company the ability to increase the size of the Revolving Facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of the London Interbank Offered Rate, (“LIBOR”), the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. In November 2012, the Company borrowed $10.0 million on its Revolving Facility, and repaid it in full in March 2013. In July 2013, the Company borrowed $30.0 million on its Revolving Facility, and in September 2013, the Company borrowed an additional $30.0 million on its Revolving Facility. On October 11, 2013, Premier repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013. At December 31, 2013 and June 30, 2013, there was $0 outstanding on the Revolving Facility.
The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA (as defined in the Revolving Facility agreement) coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. The Company was in compliance with such financial and negative covenants at December 31, 2013. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of the Company's subsidiaries and secured by substantially all of the assets of the Company and such subsidiaries.
On August 17, 2012, SVS, LLC d/b/a S2S Global ("S2S Global"), a direct sourcing business which the Company consolidates and owns 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one‑year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. The amended revolving line of credit has a maturity date of December 16, 2014. At December 31, 2013 and June 30, 2013, S2S Global had $12.9 million and $7.7 million, respectively, outstanding on the revolving line of credit, which is included in current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
Principal payments of the line of credit are as follows (in thousands):

Twelve Months Ending December 31,
2014	$12,908
Total principal payments	$12,908
(8) NOTES PAYABLE
At December 31, 2013 and June 30, 2013, the Company had $23.8 million and $23.4 million, respectively, in non-interest bearing notes payable outstanding to departed member owners, of which $4.3 million and $4.2 million, respectively, are included in current portion of notes payable and line of credit and $19.5 million and $19.2 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets.
During 2011, the Company entered into a financing agreement related to certain software licenses, payable in five installments with the final installment due on July 1, 2014. At December 31, 2013 and June 30, 2013, the Company had $3.2 million and $3.2 million, respectively, outstanding on these non-interest bearing notes payable which are included in current portion of notes payable and line of credit, and notes payable, less current portion, respectively, in the accompanying consolidated balance sheets.

Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending December 31,
2014	$7,524
2015	4,594
2016	3,996
2017	9,168
2018	1,745
Thereafter	254
Total principal payments	$27,281
(9) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash equivalents	$82,376	$82,376	$—	$—
Corporate debt securities	250,626	—	250,626	—
Deferred compensation plan assets	31,237	31,237	—	—
Total assets	$364,239	$113,613	$250,626	$—

June 30, 2013
Cash equivalents	$170,510	$170,510	$—	$—
Corporate debt securities	57,323	—	57,323	—
Deferred compensation plan assets	24,489	24,489	—	—
Total assets	$252,322	$194,999	$57,323	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($1.6 million and $0.4 million at December 31, 2013 and June 30, 2013, respectively) and other assets ($29.6 million and $24.1 million at December 31, 2013 and June 30, 2013, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's corporate debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 8 for more information) by approximately $0.9 million and $1.1 million at December 31, 2013 and June 30, 2013, respectively, based on an assumed market interest rate of 1.6% and 1.7%, respectively, at December 31, 2013 and June 30, 2013.

(10) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, corporate debt securities, government securities and other securities with maturities generally ranging from three to 24 months from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. Marketable securities, classified as available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2013
Corporate debt securities	$250,696	$25	$(95)	$250,626

June 30, 2013
Corporate debt securities	$57,336	$12	$(25)	$57,323
Corporate debt securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
(11) INVESTMENTS
Innovatix provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at December 31, 2013 and June 30, 2013. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $7.4 million and $5.7 million at December 31, 2013 and June 30, 2013, respectively.
Premier Insurance Exchange, Risk Retention Group ("PRx"), a Vermont domiciled reciprocal risk retention group currently in run‑off, historically provided directors and officers and primary hospital professional liability insurance to members of the Company. The Company has an investment in PRx and its allocated share of PRx capital was 10% and 14% at December 31, 2013 and June 30, 2013, respectively. The Company accounts for this investment using the equity method of accounting and the carrying value of its investment in PRx was zero at December 31, 2013 and June 30, 2013.
Global Healthcare Exchange, LLC ("GHX"), a privately held limited liability company, is an internet‑based trading exchange developed to reduce costs and improve efficiencies for all participants in the healthcare supply chain. The Company held 13% of the membership units in GHX at December 31, 2013 and June 30, 2013. The Company accounts for its investment in GHX using the equity method of accounting and the carrying value of its investment in GHX was zero at December 31, 2013 and June 30, 2013. Refer to Note 19 for information related to the anticipated sale of GHX during the three months ending March 31, 2014.
(12) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, which are all subchapter C corporations. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners. The Company, PHSI and PSCI are subject to U.S. federal and state income taxes.
For the three months ended December 31, 2013 and 2012, the Company recorded tax expense on income before taxes of $14.3 million and $2.2 million, respectively, which equates to an effective tax rate of 21.7% and 2.5%, respectively. For the six months ended December 31, 2013 and 2012, the Company recorded a tax expense on income before taxes of $15.0 million and $4.7 million, respectively, which equates to an effective tax rate of 8.4% and 2.7%, respectively. For the three and six months ended December 31, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to partnership income not being subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has increased from the prior year as a result of the Reorganization which created additional partnership income subject to tax at the Company level.
On October 1, 2013, the Company recorded deferred tax assets of $283.0 million associated with basis differences in assets upon acquiring an interest in Premier LP and making a Section 754 election in connection with the IPO. The Company also recorded $186.1 million in tax receivable agreement liabilities representing 85% of the tax savings that the Company will receive in connection with the Section 754 election.
(13) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 99% ownership of Premier LP at June 30, 2013. Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partners' withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, at June 30, 2013, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
Upon the consummation of the Reorganization and IPO, each limited partner's shares of PHSI were contributed for Class B common units. Commencing on October 31, 2014, and during each year thereafter, each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent audit committee of the board of directors.
Redeemable limited partners' capital represents the member owners' 78% ownership of Premier LP at December 31, 2013. Pursuant to the terms of the LP Agreement, effective October 1, 2013, a limited partner cannot transfer all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the board of directors. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital, which is recorded at the greater of the book value or redemption amount per the LP Agreement, is classified as temporary equity in the mezzanine section of the consolidated balance sheet at December 31, 2013.
The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2013 to December 31, 2013 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Receipts on receivables from limited partners	12,726	—	—	12,726
Distributions and reductions applied to receivables from limited partners	30,362	(28,009)	—	2,353
Repurchase of redeemable limited partnership interest	—	(1,652)	—	(1,652)
Net income attributable to Premier LP	—	158,130	—	158,130
Distributions to limited partners	—	(304,574)	—	(304,574)
Purchase of Class A common units from Premier LP	—	247,742	—	247,742
Purchase of Class B common units from PHSI	—	30,072	—	30,072
Contribution of PHSI common stock in connection with the IPO	—	76,916	—	76,916
Acquisition of noncontrolling interest from members	—	(131,000)	—	(131,000)
Net unrealized gain on marketable securities	—	—	(39)	(39)
Adjustment to redemption amount	—	3,719,812	—	3,719,812
December 31, 2013	$(21,343)	$4,139,516	$(52)	$4,118,121
The Company records redeemable limited partners' capital at the greater of the book value or redemption amount. The redemption amount is equal to the fair value of all Class B common units, as if immediately exchangeable into Class A common shares.

Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new partners or non-interest bearing loans (contribution loans) provided to existing partners and are reflected as a reduction in redeemable limited partners' capital (which includes such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by partners of Premier LP during the six months ended December 31, 2013.
During the six months ended December 31, 2013, no partners withdrew from Premier LP. The limited partnership agreement provides for the payment of the partnership interest to former partners to occur five years from the date of withdrawal from the partnership without interest. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets. In certain circumstances, Premier LP may provide an accelerated payout option to former partners on a discounted basis.
Prior to the consummation of the Reorganization and IPO, Premier LP maintained a discretionary distribution policy in which semi-annual cash distributions were made each February attributable to the recently completed six months ended December 31 and each September attributable to the recently completed six months ended June 30. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP distributed $214.5 million to its limited partners during the three months ended September 2013, of which $2.8 million was retained to reduce limited partner notes payable and related interest obligations and an additional $3.4 million was retained to reduce other amounts payable by limited partners to the Company, resulting in a cash distribution of $208.3 million. In addition, during the three months ended December 31, 2013, Premier LP distributed cash of $72.6 million to its limited partners.
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions will be required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis instead of a semi-annual basis due within 60 days of each calendar quarter-end. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP will make a quarterly distribution, payable on or before March 1, 2014, equal to Premier LP's total taxable income for the three months ended December 31, 2013, multiplied by the effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $17.4 million at December 31, 2013, is reflected in limited partners' distribution payable in the accompanying consolidated balance sheet.
(14) STOCKHOLDERS' EQUITY (DEFICIT)
In connection with the IPO, the Company issued 32,374,751 shares of its Class A common stock, for par value, $0.01 per share. In connection with the Reorganization, the Company issued 112,607,832 shares of its Class B common stock, for par value, $0.000001 per share.
Holders of Class A common stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders, (ii) receive dividends, when and if declared by the board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class of series of stock having a preference over or the right to participate with the Class A common stock with respect to the payment of dividends or other distributions and (iii) receive pro rata, based on the number of shares of Class A common stock held, the remaining assets available for distribution upon the dissolution or liquidation of Premier, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any.
Holders of Class B common stock are (i) entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and (ii) not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, other than dividends payable in shares of Premier's common stock. Class B common stock will not be listed on any exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
(15) (LOSS) EARNINGS PER SHARE
Basic earnings per share of Premier is computed by dividing net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount by the weighted average number of shares of common stock outstanding for the period. Net income (loss) atributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount reflects the adjustment to net income attributable to shareholders for the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.
The following table provides a reconciliation of net income attributable to shareholders to net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to shareholders	$6,404	$1,991	$5,928	$3,946
Adjustment of redeemable limited partners' capital to redemption amount	(3,719,812)	—	(3,719,812)	—
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(3,713,408)	$1,991	$(3,713,884)	$3,946
The following table provides a reconciliation of common shares used for basic (loss) earnings per share and diluted (loss) earnings per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013 (d)	2012 (e)	2013 (f)	2012 (e)
Weighted average number of common shares used for basic earnings per share (a)	32,375	6,040	19,001	6,032
Effect of potentially dilutive shares (b)	—	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	32,375	6,040	19,001	6,032
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	—	—	—	—
(a) Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the three and six months ended December 31, 2013.

(b)
The effect of 110,477 and 58,510 restricted stock units for the three and six months ended December 31, 2013, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. In addition, the conversion of 112,607,832 Class B common units into Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the periods presented.

(c) Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted average market price of Premier's common stock during the period.
(d) The weighted average shares calculations are based on the Premier, Inc. common shares outstanding for the three months ended December 31, 2013.
(e) The weighted average shares calculations are based on the PHSI common shares outstanding for the three and six months ended December 31, 2012.
(f) The weighted average shares calculations are based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to December 31, 2013.
As a result of the consummation of the IPO and Reorganization, effective October 1, 2013, (loss) earnings per share is not comparable for all periods presented. In addition, the loss per share for the six months ended December 31, 2013 may not be indicative of prospective (loss) earnings per share information.

(16) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $6.5 million and $6.8 million, respectively, for the three and six months ended December 31, 2013, with a resulting deferred tax benefit of $2.5 million and $2.6 million, respectively, calculated at a rate of 39%. At December 31, 2013, there is $58.9 million of unrecognized stock-based compensation related to non-vested awards that will be amortized over 2.5 years. There was no stock compensation expense for the three and six months ended December 31, 2012.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of December 31, 2013, there were 7,654,439 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock Units. On September 25, 2013, Premier granted 414,987 restricted stock units to certain employees, 11,112 restricted stock units to non-employee directors and 282,800 celebration restricted stock units to all employees, with a grant date fair value of $27.00 per share. The employee restricted stock units vest in full on June 30, 2016 and the non-employee board of director restricted stock units vest in full on September 25, 2014.
During the three months ended December 31, 2013, an additional 21,718 restricted stock units were granted to certain employees and 6,464 restricted stock units were granted to new non-employee directors, with an average grant date fair value of $32.85.
During the three months ended December 31, 2013, 146 restricted stock units vested and 8,734 restricted stock units were forfeited.
Performance Share Awards. On September 25, 2013, Premier granted 829,922 performance share awards, with a grant date fair value of $27.00 per share, to certain employees. The performance share awards vest on June 30, 2016, either in part or in full, contingent upon the achievement of certain performance criteria.
During the three months ended December 31, 2013, 1,760 performance share awards were forfeited.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. On September 25, 2013, Premier granted 2,054,192 stock options, with an exercise price equal to the fair market value of a share of Premier's common stock on the grant date of $27.00 per share, to certain employees. The stock options vest in three equal annual installments, commencing on the first anniversary of June 30, 2013.
During the three months ended December 31, 2013, 4,357 stock options were forfeited.
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

Expected life (1)	6 years
Expected dividend (2)	—
Expected volatility (3)	42.00%
Risk-free interest rate (4)	1.71%
Weighted average option grant date fair value	$11.46
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
(17) RELATED PARTY TRANSACTIONS
Premier LP and its wholly owned subsidiary, Provider Select, LLC, maintain a group purchasing agreement with GYNHA Services, Inc. ("GNYHA") whereby GNYHA utilizes the Company's GPO supplier contracts and other services provided by the Company. GNYHA converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA owned approximately 12% of the outstanding partnership interests in Premier LP as of December 31, 2013. Net administrative fees revenue recorded under the arrangement with GNYHA was $21.1 million and $38.6 million for the three and six months ended December 31, 2013, respectively. In addition, $1.0 million and $1.0 million was recorded during the three and six months ended December 31, 2013, respectively, for services and support revenue. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, were $1.5 million and $1.1 million as of December 31, 2013 and June 30, 2013, respectively.
The Company's 50% ownership share of Innovatix's net income included in other income, net, in the accompanying consolidated statements of income is $4.5 million and $3.4 million for the three months ended December 31, 2013 and 2012, respectively and $8.6 million and $6.2 million for the six months ended December 31, 2013 and 2012, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $8.5 million and $7.8 million for the three months ended December 31, 2013 and 2012, respectively and $16.7 million and $14.5 million for the six months ended December 31, 2013 and 2012, respectively. At December 31, 2013 and June 30, 2013, the Company had revenue share obligations to Innovatix of $2.7 million and $2.8 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.2 million and $1.1 million from AEIX for the three months ended December 31, 2013 and 2012, respectively, and $2.3 million and $2.2 million for the six months ended December 31, 2013 and 2012, respectively, and annual incentive management fees of $0.1 million and $0.2 million for the three months ended December 31, 2013 and 2012, respectively and $0.3 million and $0.3 million for the six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and June 30, 2013, $0.7 million and $0.5 million, respectively, in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.
(18) COMMITMENTS AND CONTINGENCIES
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
(19) SUBSEQUENT EVENTS
On January 23, 2014, GHX entered into a merger agreement pursuant to which a subsidiary of Thoma Bravo LLC, a private equity firm, will acquire all the outstanding membership interests of GHX. Upon completion of the sale, which is expected to occur during the three months ending March 31, 2014, the Company expects to receive proceeds of approximately $38.7 million, resulting in a gain on sale of investment of an equal amount. The Company may receive additional proceeds, if any, of up to approximately $543,000 subsequent to the close that would result in an additional gain on sale of investment of an equal amount. The Company expects to continue its existing business relationship with GHX. The transaction is subject to customary closing conditions, and there can be no assurances regarding whether or when the transaction will ultimately be completed.

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
As of December 31, 2013, we were controlled by 181 U.S. hospitals, health systems and other healthcare organizations, through the holdings of Class B common stock, which they received upon the consummation of the IPO and Reorganization on October 1, 2013. The Class B common stock represents approximately 78% of the total of our outstanding Class A comon stock and Class B common stock. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations and we continually seek to add new members that are at the forefront of innovation in the healthcare industry. Our Class A common stock is held by the public following the IPO.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services. Our supply chain services segment includes one of the largest healthcare GPOs in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our technology-enabled performance improvement collaboratives.
Reorganization and IPO
On October 1, 2013, we completed our IPO by issuing 32,374,751 shares of our Class A common stock, at a price of $27.00 per share, which included 4,222,793 shares sold pursuant to the overallotment option granted to the underwriters by us, raising net proceeds of approximately $821.7 million, after underwriting discounts and commissions but before expenses. In addition, on October 1, 2013, upon the consummation of the IPO, we completed the Reorganization. See Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements for more information.
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $5.2 million during fiscal year 2013 and an additional $2.9 million during the first six months of fiscal year 2014. In addition, we anticipate future ongoing incremental expenses associated with being a public company to approximate between $4.0 million and $5.0 million on an annual basis, excluding compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
Acquisitions
On October 31, 2013 we completed the acquisition of Meddius for $8.1 million. Meddius is a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting. The primary reason for the acquisition of Meddius is to augment the Company's capabilities for real-time data acquisition across the PremierConnect™ platform and associated applications. It will also allow us to explore new offerings in the market. See Note 5 - Business Acquisitions to the unaudited consolidated financial statements for more information.
On July 19, 2013, we completed the acquisition of SYMMEDRx for $28.7 million. We funded the acquisition by drawing on our senior secured revolving credit facility (see Note 7 - Lines of Credit to the unaudited consolidated financial statements for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, is to continue to strengthen our ability to drive improvement in member cost savings. See Note 5 - Business Acquisitions to the unaudited consolidated financial statements for more information.
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
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on, and bear financial risk for, outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, population health management and PremierConnect™ Enterprise, a cloud-based data warehousing, collaboration and content management solution that allows our members to aggregate and share information on one common platform that is both payor and supplier neutral.
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
The success of our supply chain services' revenue streams are influenced by the following factors:

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

Our performance services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members and the renewal of existing subscriptions to our SaaS informatics products.
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
Research and development expenses consist of employee-related compensation and benefits expenses, and third-party consulting fees of technology professionals, incurred to develop, support and maintain our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net, consists primarily of equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix. A change in the number of, and use by, members that participate in our GPO programs through Innovatix could have a significant effect on the amounts earned from this investment. Other income, net, also includes interest income, net, and realized gains and losses on our marketable securities as well as gain or loss on disposal of assets.
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. The low effective tax rate is attributable to the flow through of partnership income which is not subject to federal income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners.
Net Income Attributable to Noncontrolling Interest
As of December 31, 2013, we owned an approximate 22% controlling general partner interest in Premier LP through Premier GP and a 60% voting and economic interest in S2S Global and therefore consolidate our operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (78%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization.
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
We define adjusted fully distributed net income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP and (iv) reflecting an adjustment for income tax expense on pro forma fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items and the effects of noncontrolling interests in Premier LP.
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
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Revolving Facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, Adjusted EBITDA and Adjusted Fully Distributed Net Income are not a measurement of financial performance under GAAP, may have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income or any other measure of our performance derived in accordance with GAAP. Some of the limitations of Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Revolving Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, Adjusted EBITDA and Segment Adjusted EBITDA are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income is that it does not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income is not a measure of profitability under GAAP.
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

Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the IPO and Reorganization are not indicative of what our results of operations are for periods after the IPO and Reorganization. In addition to presenting the historical actual results, we have presented pro forma results reflecting the following for all periods presented, to provide a more indicative comparison between current and prior periods:

•
The contractual requirement under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through Premier LP's GPO supplier contracts. Historically, Premier LP did not generally have a contractual requirement to pay revenue share to member owners participating in its GPO programs, but paid semi-annual distributions of partnership income.

•	Additional U.S. federal, state and local income taxes with respect to its additional allocable share of any taxable income of Premier LP.

•	A decrease in noncontrolling interest in Premier LP from 99% to approximately 78%.

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
The following table summarizes our actual results of operations for Premier for the three months ended December 31, 2013 and 2012 and the pro forma consolidated results of operations for Premier for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$102,130	49%	$120,630	58%	$102,130	49%	$102,311	54%
Other services and support	58,197	28%	50,635	25%	58,197	28%	50,635	27%
Services	160,327	77%	171,265	83%	160,327	77%	152,946	81%
Products	48,582	23%	35,160	17%	48,582	23%	35,160	19%
	208,909	100%	206,425	100%	208,909	100%	188,106	100%
Cost of revenue:
Services	29,017	14%	25,590	12%	29,017	14%	25,590	14%
Products	43,720	21%	32,586	16%	43,720	21%	32,586	17%
	72,737	35%	58,176	28%	72,737	35%	58,176	31%
Gross profit	136,172	65%	148,249	72%	136,172	65%	129,930	69%
Operating expenses:
Selling, general and administrative	73,126	35%	61,436	30%	73,126	35%	61,436	33%
Research and development	1,042	1%	2,372	1%	1,042	1%	2,372	1%
Amortization of purchased intangible assets	755	—%	384	—%	755	—%	384	—%
Total operating expenses	74,923	36%	64,192	31%	74,923	36%	64,192	34%
Operating income	61,249	29%	84,057	41%	61,249	29%	65,738	35%
Other income, net	4,512	2%	3,490	1%	4,512	2%	3,490	2%
Income before income taxes	65,761	31%	87,547	42%	65,761	31%	69,228	37%
Income tax expense	14,284	6%	2,166	1%	5,175	2%	8,062	4%
Net income	51,477	25%	85,381	41%	60,586	29%	61,166	33%
Add: Net (income) loss attributable to noncontrolling interest in S2S Global	(157)	—%	394	—%	(157)	—%	394	—%
Less: Net income attributable to noncontrolling interest in Premier LP	(44,916)	(22)%	(83,784)	(40)%	(44,916)	(22)%	(52,413)	(28)%
Net income attributable to noncontrolling interest	(45,073)	(22)%	(83,390)	(40)%	(45,073)	(22)%	(52,019)	(28)%
Net income income attributable to shareholders	$6,404	3%	$1,991	1%	$15,513	7%	$9,147	5%

Adjusted EBITDA (1)	$83,405	40%	$95,820	46%	$83,405	40%	$77,501	41%
Adjusted Fully Distributed Net Income (2)					$43,256	21%	$41,882	22%

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Three Months Ended December 31,
	Actual		Pro Forma
	2013	2012	2013	2012
Net income	$51,477	$85,381	$60,586	$61,166
Interest and investment income, net (a)	(21)	(94)	(21)	(94)
Income tax expense	14,284	2,166	5,175	8,062
Depreciation and amortization	9,198	6,619	9,198	6,619
Amortization of purchased intangible assets	755	384	755	384
EBITDA	75,693	94,456	75,693	76,137
Stock-based compensation	6,494	—	6,494	—
Acquisition related expenses (b)	177	—	177	—
Strategic and financial restructuring expenses (c)	1,041	1,364	1,041	1,364
Gain on disposal of assets (d)	—	—	—	—
Adjusted EBITDA	$83,405	$95,820	$83,405	$77,501

Segment Adjusted EBITDA:
Supply Chain Services	$85,119	$99,089	$85,119	$80,770
Performance Services	17,731	13,733	17,731	13,733
Corporate (e)	(19,445)	(17,002)	(19,445)	(17,002)
Adjusted EBITDA	83,405	95,820	83,405	77,501
Depreciation and amortization	(9,198)	(6,619)	(9,198)	(6,619)
Amortization of purchased intangible assets	(755)	(384)	(755)	(384)
Stock-based compensation	(6,494)	—	(6,494)	—
Acquisition related expenses (b)	(177)	—	(177)	—
Strategic and financial restructuring expenses (c)	(1,041)	(1,364)	(1,041)	(1,364)
Equity in net income of unconsolidated affiliates	(4,491)	(3,396)	(4,491)	(3,396)
	61,249	84,057	61,249	65,738
Pro forma adjustment for revenue share post-IPO	—	—	—	18,319
Operating income	$61,249	$84,057	$61,249	$84,057

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses directly related to the acquisition of Meddius.

(c)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(d)	Represents gains on disposal of property and equipment.

(e)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended December 31,
	2013	2012
Pro Forma Adjusted Fully Distributed Net Income
Net income attributable to shareholders	$6,404	$1,991
Pro forma adjustment for revenue share post-IPO	—	(18,319)
Income tax expense	14,284	2,166
Stock-based compensation	6,494	—
Acquisition related expenses (a)	177	—
Strategic and financial restructuring expenses (b)	1,041	1,364
Net income attributable to noncontrolling interest in Premier LP (c)	44,916	83,784
Pro forma fully distributed income before income taxes	73,316	70,986
Income tax expense on fully distributed income before income taxes (d)	30,060	29,104
Pro Forma Adjusted Fully Distributed Net Income	$43,256	$41,882

(a)	Represents legal, accounting and other expenses directly related to the acquisition of Meddius.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(d)
Reflects income tax expense at an estimated effective income tax rate of 41% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the three months ended December 31, 2013 and 2012, respectively, and our pro forma net revenue for the three months ended December 31, 2012, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	Actual				Actual		Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$102,130	49%	$120,630	58%	$102,130	49%	$102,311	54%
Other services and support	173	—%	55	—%	173	—%	55	—%
Services	102,303	49%	120,685	58%	102,303	49%	102,366	54%
Products	48,582	23%	35,160	17%	48,582	23%	35,160	19%
Total Supply Chain Services	150,885	72%	155,845	75%	150,885	72%	137,526	73%
Performance Services:
Other services and support	58,024	28%	50,580	25%	58,024	28%	50,580	27%
Total net revenue	$208,909	100%	$206,425	100%	$208,909	100%	$188,106	100%
Total net revenue for the three months ended December 31, 2013 was $208.9 million, an increase of $2.5 million, or 1%, from $206.4 million for the three months ended December 31, 2012. Total net revenue, with revenue share to member owners at 30% for all periods presented, was $208.9 million for the three months ended December 31, 2013, an increase of $20.8 million, or 11%, from pro forma net revenue of $188.1 million for the three months ended December 31, 2012.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended December 31, 2013 was $150.9 million, a decrease of $4.9 million, or 3%, from $155.8 million for the three months ended December 31, 2012. Our supply chain services segment net revenue for the three months ended December 30, 2013 was $150.9 million, an increase of $13.4 million, or 10%, from pro forma supply chain services segment net revenue of $137.5 million for the three months ended December 31, 2012.

Net administrative fees revenue in our supply chain services segment for the three months ended December 31, 2013 was $102.1 million, a decrease of $18.5 million, or 15%, from $120.6 million for the three months ended December 31, 2012. Revenue share increased $20.6 million, reflecting $39.9 million of 30% revenue share payable to member owners after the Reorganization on October 1, 2013, as well as higher revenue share to non-owner members from increased gross administrative fees revenue. This increase was offset by a decrease in revenue share of $21.7 million, as a result of the conversion of certain members with contractual revenue share agreements to member owners during fiscal 2013. The net increase in revenue share was partly offset by increased gross administrative fees revenue of $2.1 million.
Based on 30% revenue share payable to member owners for both periods, net administrative fees revenue for the three months ended December 31, 2013 was $102.1 million, a decrease of $0.2 million, from pro forma net administrative fees revenue of $102.3 million for the three months ended December 31, 2012. Gross administrative fees revenue increased $2.1 million but was more than offset by $2.3 million of increased pro forma revenue share. The increase in pro forma revenue share was a result of higher gross administrative fees, primarily driven by Innovatix which has a 100% revenue share, and from amounts paid under certain member arrangements.
Product revenue in our supply chain services segment for the three months ended December 31, 2013 was $48.6 million, an increase of $13.4 million, or 38%, from $35.2 million for the three months ended December 31, 2012. Product revenue in our supply chain services segment increased for the three months ended December 31, 2013 primarily due to an increase in direct sourcing revenue of $13.6 million. The increase in direct sourcing revenue is a result of growth in our members purchasing our products through our direct sourcing program. We expect our direct sourcing program revenue to continue to grow as we further expand our product sales to existing members and as additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended December 31, 2013 was $58.0 million, an increase of $7.4 million, or 15%, from $50.6 million for the three months ended December 31, 2012. The increase was primarily attributable to $3.1 million of advisory services, $2.5 million of new SaaS informatics subscriptions, driven by our quality and population health management SaaS informatics products and PremierConnect™ platform and associated applications, as well as $1.8 million of revenue generated from performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	Actual
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$43,720	21%	$32,586	16%
Services	29,017	14%	25,590	12%
Total cost of revenue	$72,737	35%	$58,176	28%
Cost of revenue by segment:
Supply Chain Services	$44,449	21%	$34,068	17%
Performance Services	28,288	14%	24,108	11%
Total cost of revenue	$72,737	35%	$58,176	28%
Cost of revenue for the three months ended December 31, 2013 was $72.7 million, an increase of $14.5 million, or 25%, from $58.2 million for the three months ended December 31, 2012. Cost of product revenue increased by $11.1 million, which was primarily attributable to the increase in direct sourcing revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $3.4 million primarily due to an increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements. We expect cost of service revenue to increase as we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.

Cost of revenue for the supply chain services segment for the three months ended December 31, 2013 was $44.4 million, an increase of $10.3 million, or 30%, from $34.1 million for the three months ended December 31, 2012. The increase is primarily attributable to the growth in direct sourcing, which has higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because net administrative fees represents the majority of supply chain services net revenue and product revenue from direct sourcing is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended December 31, 2013 was $28.3 million, an increase of $4.2 million, or 17%, from $24.1 million for the three months ended December 31, 2012. The increase is primarily attributable to the increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	Actual
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$73,126	35%	$61,436	30%
Research and development	1,042	1%	2,372	1%
Amortization of purchased intangible assets	755	—%	384	—%
Total operating expenses	74,923	36%	64,192	31%
Operating expenses by segment:
Supply Chain Services	$26,189	12%	$26,393	13%
Performance Services	20,362	10%	18,464	9%
Total segment operating expenses	46,551	22%	44,857	22%
Corporate	28,372	14%	19,335	9%
Total operating expenses	$74,923	36%	$64,192	31%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended December 31, 2013 were $73.1 million, an increase of $11.7 million, or 19%, from $61.4 million for the three months ended December 31, 2012. The increase was attributable to $6.5 million of stock-based compensation expense recognized during the three months ended December 31, 2013, as well as higher employee-related and travel-related expenses due to increased selling and service personnel headcount and other general and administrative expenses attributable to operating as a public company.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to the initial year of operating as a public company.
Research and Development
Research and development expenses for the three months ended December 31, 2013 were $1.0 million, a decrease of $1.4 million, or 58%, from $2.4 million for the three months ended December 31, 2012. The decrease was primarily a result of higher outside contractor expenses in the prior fiscal year related to the development and testing activities associated with PremierConnect™ platform and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended December 31, 2013 was $0.8 million, an increase of $0.4 million, or 100%, from $0.4 million for the three months ended December 31, 2012. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisition of SYMMEDRx in July 2013 and Meddius in October 2013.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended December 31, 2013 was $4.5 million, an increase of $1.0 million, or 29%, from $3.5 million for the three months ended December 31, 2012. This increase is primarily attributable to an increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the three months ended December 31, 2013 was $14.3 million, an increase of $12.1 million from $2.2 million for the three months ended December 31, 2012, which is primarily attributable to taxes recorded on the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization and additional taxable income from the increase in net income attributable to shareholders which became approximately 22% for the three months ended December 31, 2013, from 1% for the three months ended December 31, 2012. Our effective tax rate was 21.7% and 2.5% for the three months ended December 31, 2013 and 2012, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
On a pro forma basis, income tax expense for the three months ended December 31, 2013 was $5.2 million, a decrease of $2.9 million, from $8.1 million of income tax expense on a pro forma basis, which reflects the impact of the Reorganization for the three months ended December 31, 2012. Since pro forma financial results give effect to the Reorganization for all periods presented, there is no tax expense attributable to the gain recognized by PHSI in connection with the sale of its 1% general partner interest in Premier LP. The decrease in tax expense is primarily attributable to lower taxable income in PHSI and PSCI compared to the prior year. The effective tax rate was 7.9% and 11.6% for the three months ended December 31, 2013 and 2012, respectively. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended December 31, 2013 was $45.1 million, a decrease of $38.3 million, or 46%, from $83.4 million for the three months ended December 31, 2012, as a result of the change in ownership of the limited partners from 99% to 78% in connection with the Reorganization. On a pro forma basis, net income attributable to noncontrolling interest was $45.1 million for the three months ended December 31, 2013, a decrease of $6.9 million, or 13%, from $52.0 million for the three months ended December 31, 2012. This decrease was attributable to lower income of Premier LP, driven by stock-based compensation expense recognized for the three months ended December 31, 2013, of which 78% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Three Months Ended December 31,
	Actual				Actual		Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	85,119	41%	99,089	48%	85,119	41%	80,770	43%
Performance Services	17,731	8%	13,733	6%	17,731	8%	13,733	7%
Total Segment Adjusted EBITDA	102,850	49%	112,822	54%	102,850	49%	94,503	50%
Corporate	(19,445)	(9)%	(17,002)	(8)%	(19,445)	(9)%	(17,002)	(9)%
Total Adjusted EBITDA	$83,405	40%	$95,820	46%	$83,405	40%	$77,501	41%

Adjusted EBITDA for the three months ended December 31, 2013 was $83.4 million, a decrease of $12.4 million, or 13%, from $95.8 million for the three months ended December 31, 2012. Adjusted EBITDA for the three months ended December 31, 2013 was $83.4 million an increase of $5.9 million, or 8%, from pro forma Adjusted EBITDA of $77.5 million for the three months ended December 31, 2012.
Segment Adjusted EBITDA for the supply chain services segment of $85.1 million for the three months ended December 31, 2013 reflects a decrease of $14.0 million, or 14%, compared to $99.1 million for the three months ended December 31, 2012. Segment Adjusted EBITDA for the supply chain services segment of $85.1 million for the three months ended December 31, 2013 reflects an increase of $4.3 million, or 5%, compared to pro forma Segment Adjusted EBITDA of $80.8 million for the three months ended December 31, 2012, primarily as a result of the growth in direct sourcing, as well as a decrease in operating expenses.
Segment Adjusted EBITDA for the performance services segment of $17.7 million for the three months ended December 31, 2013 reflects an increase of $4.0 million, or 29%, compared to $13.7 million for the three months ended December 31, 2012, primarily as a result of revenue growth from advisory services engagements, the sale of new SaaS informatics subscriptions and performance improvement collaboratives.
Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012
The following table summarizes our actual results of operations for Premier for the six months ended December 31, 2013 and 2012 and the pro forma consolidated results of operations for Premier for the six months ended December 31, 2013 and 2012 (in thousands):

	Six Months Ended December 31,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$245,706	55%	$238,119	59%	$204,443	50%	$202,343	55%
Other services and support	111,449	24%	98,782	24%	111,449	27%	98,782	27%
Services	357,155	79%	336,901	83%	315,892	77%	301,125	82%
Products	92,330	21%	68,090	17%	92,330	23%	68,090	18%
	449,485	100%	404,991	100%	408,222	100%	369,215	100%
Cost of revenue:
Services	56,505	12%	49,670	12%	56,505	14%	49,670	13%
Products	83,758	19%	62,738	16%	83,758	20%	62,738	17%
	140,263	31%	112,408	28%	140,263	34%	112,408	30%
Gross profit	309,222	69%	292,583	72%	267,959	66%	256,807	70%
Operating expenses:
Selling, general and administrative	135,769	31%	117,168	29%	135,769	33%	117,168	32%
Research and development	1,894	—%	6,010	1%	1,894	1%	6,010	2%
Amortization of purchased intangible assets	1,356	—%	769	—%	1,356	—%	769	—%
Total operating expenses	139,019	31%	123,947	30%	139,019	34%	123,947	34%
Operating income	170,203	38%	168,636	42%	128,940	32%	132,860	36%
Other income, net	8,850	2%	6,495	1%	8,850	2%	6,495	2%
Income before income taxes	179,053	40%	175,131	43%	137,790	34%	139,355	38%
Income tax expense	15,048	4%	4,683	1%	11,936	3%	16,206	5%
Net income	164,005	36%	170,448	42%	125,854	31%	123,149	33%
Add: Net loss attributable to noncontrolling interest in S2S Global	53	—%	699	—%	53	—%	699	—%
Less: Net income attributable to noncontrolling interest in Premier LP	(158,130)	(35)%	(167,201)	(41)%	(100,439)	(25)%	(105,181)	(28)%
Net income attributable to noncontrolling interest	(158,077)	(35)%	(166,502)	(41)%	(100,386)	(25)%	(104,482)	(28)%
Net income attributable to shareholders	$5,928	1%	$3,946	1%	$25,468	6%	$18,667	5%

Adjusted EBITDA (1)	$207,739	46%	$190,509	47%	$166,476	41%	$154,733	42%
Adjusted Fully Distributed Net Income (2)					$87,239	21%	$83,763	23%

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Six Months Ended December 31,
	Actual		Pro Forma
	2013	2012	2013	2012
Net income	$164,005	$170,448	$125,854	$123,149
Interest and investment income, net (a)	(241)	(318)	(241)	(318)
Income tax expense	15,048	4,683	11,936	16,206
Depreciation and amortization	17,556	13,009	17,556	13,009
Amortization of purchased intangible assets	1,356	769	1,356	769
EBITDA	197,724	188,591	156,461	152,815
Stock-based compensation	6,819	—	6,819	—
Acquisition related expenses (b)	319	—	319	—
Strategic and financial restructuring expenses (c)	2,881	1,918	2,881	1,918
Gain on disposal of assets (d)	(4)	—	(4)	—
Adjusted EBITDA	$207,739	$190,509	$166,476	$154,733

Segment Adjusted EBITDA:
Supply Chain Services	$210,599	$197,356	$169,336	$161,580
Performance Services	34,060	25,733	34,060	25,733
Corporate (e)	(36,920)	(32,580)	(36,920)	(32,580)
Adjusted EBITDA	207,739	190,509	166,476	154,733
Depreciation and amortization	(17,556)	(13,009)	(17,556)	(13,009)
Amortization of purchased intangible assets	(1,356)	(769)	(1,356)	(769)
Stock-based compensation	(6,819)	—	(6,819)	—
Acquisition related expenses (b)	(319)	—	(319)	—
Strategic and financial restructuring expenses (c)	(2,881)	(1,918)	(2,881)	(1,918)
Equity in net income of unconsolidated affiliates	(8,605)	(6,177)	(8,605)	(6,177)
	170,203	168,636	128,940	132,860
Pro forma adjustment for revenue share post-IPO	—	—	41,263	35,776
Operating income	$170,203	$168,636	$170,203	$168,636

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx and Meddius.

(c)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(d)	Represents gains on disposal of property and equipment.

(e)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Six Months Ended December 31,
	2013	2012
Pro Forma Adjusted Fully Distributed Net Income
Net income attributable to shareholders	$5,928	$3,946
Pro forma adjustment for revenue share post-IPO	(41,263)	(35,776)
Income tax expense	15,048	4,683
Stock-based compensation	6,819	—
Acquisition related expenses (a)	319	—
Strategic and financial restructuring expenses (b)	2,881	1,918
Net income attributable to noncontrolling interest in Premier LP (c)	158,130	167,201
Pro forma fully distributed income before income taxes	147,862	141,972
Income tax expense on fully distributed income before income taxes (d)	60,623	58,209
Pro Forma Adjusted Fully Distributed Net Income	$87,239	$83,763

(a)	Represents legal, accounting and other expenses directly related to the acquisition of SYMMEDRx and Meddius.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(d)
Reflects income tax expense at an estimated effective income tax rate of 41% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the six months ended December 31, 2013 and 2012 and pro forma net revenue for the six months ended December 31, 2013 and 2012 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$245,706	55%	$238,119	59%	$204,443	50%	$202,343	55%
Other services and support	307	—%	94	—%	307	—%	94	—%
Services	246,013	55%	238,213	59%	204,750	50%	202,437	55%
Products	92,330	20%	68,090	17%	92,330	23%	68,090	18%
Total Supply Chain Services	338,343	75%	306,303	76%	297,080	73%	270,527	73%
Performance Services:
Other services and support	111,142	25%	98,688	24%	111,142	27%	98,688	27%
Total net revenue	$449,485	100%	$404,991	100%	$408,222	100%	$369,215	100%
Total net revenue for the six months ended December 31, 2013 was $449.5 million, an increase of $44.5 million, or 11%, from $405.0 million for the six months ended December 31, 2012. On a pro forma basis, total net revenue for the six months ended December 31, 2013 was $408.2 million, an increase of $39.0 million, or 11%, from $369.2 million for the six months ended December 31, 2012.
Supply Chain Services
Our supply chain services segment net revenue for the six months ended December 31, 2013 was $338.3 million, an increase of $32.0 million, or 10%, from $306.3 million for the six months ended December 31, 2012. On a pro forma basis, our supply chain services segment net revenue for the six months ended December 31, 2013 was $297.1 million, an increase of $26.6 million, or 10%, from $270.5 million for the six months ended December 31, 2012.

Net administrative fees revenue in our supply chain services segment for the six months ended December 31, 2013 was $245.7 million, an increase of $7.6 million, or 3%, from $238.1 million for the six months ended December 31, 2012. Gross administrative fees increased $4.0 million. Revenue share decreased $2.2 million as a result of the benefit of approximately $41.9 million from the conversion of certain members with contractual revenue share arrangements to member owners during fiscal 2013 and higher revenue share on increased gross administrative fees revenue, but offset by $39.9 million of revenue share at 30% payable to member owners after the Reorganization on October 1, 2013.
On a pro forma basis, which reflects revenue share to member owners at 30% for both periods, net administrative fees revenue was $204.4 million, an increase of $2.1 million, or 1%, from $202.3 million. Gross administrative fees increased $4.0 million, but offset in part by $1.9 million of increased pro forma revenue share as a result of increased gross administrative fees, primarily driven by Innovatix which has a 100% revenue share. While we expect increases in our member purchase volume to occur for the remainder of the year, net administrative fees revenue has been impacted as a result of an expected timing lag of contract conversions among member owners that joined during fiscal year 2013.
Product revenue in our supply chain services segment for the six months ended December 31, 2013 was $92.3 million, an increase of $24.2 million, or 36%, from $68.1 million for the six months ended December 31, 2012, primarily due to an increase in direct sourcing revenue of $21.7 million and specialty pharmacy revenue of $2.5 million. The increase in direct sourcing revenue is a result of growth in our members purchasing our products through our direct sourcing program. The increase in specialty pharmacy revenue is the result of growth of historical patient prescriptions and the expansion of specialty pharmacy product sales to our members. We expect both our specialty pharmacy and direct sourcing program revenue to continue to grow as we further expand our product sales to existing members and as additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the six months ended December 31, 2013 was $111.1 million, an increase of $12.4 million, or 13%, from $98.7 million for the six months ended December 31, 2012. The increase was primarily attributable to $6.1 million of new SaaS informatics subscriptions, driven by our quality and population health management population health management SaaS informatics products and PremierConnect™ platform and associated applications, $4.5 million of advisory services, and revenue generated from performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	Actual
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$83,758	19%	$62,738	16%
Services	56,505	12%	49,670	12%
Total cost of revenue	$140,263	31%	$112,408	28%
Cost of revenue by segment:
Supply Chain Services	$85,417	19%	$65,425	16%
Performance Services	54,846	12%	46,983	12%
Total cost of revenue	$140,263	31%	$112,408	28%
Cost of revenue for the six months ended December 31, 2013 was $140.3 million, an increase of $27.9 million, or 25%, from $112.4 million for the six months ended December 31, 2012. Cost of product revenue increased by $21.1 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $6.8 million primarily due to an increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements. We expect cost of service revenue to increase as we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
Cost of revenue for the supply chain services segment for the six months ended December 31, 2013 was $85.4 million, an increase of $20.0 million, or 31%, from $65.4 million for the six months ended December 31, 2012. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have a higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because net administrative fees represents the majority of supply chain services net revenue and product revenue from direct sourcing and specialty pharmacy is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the six months ended December 31, 2013 was $54.8 million, an increase of $7.8 million, or 17%, from $47.0 million for the six months ended December 31, 2012. The increase is primarily attributable to the increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	Actual
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$135,769	31%	$117,168	29%
Research and development	1,894	—%	6,010	2%
Amortization of purchased intangible assets	1,356	—%	769	—%
Total operating expenses	139,019	31%	123,947	31%
Operating expenses by segment:
Supply Chain Services	51,640	12%	50,317	13%
Performance Services	38,029	8%	37,193	9%
Total segment operating expenses	89,669	20%	87,510	22%
Corporate	49,350	11%	36,437	9%
Total operating expenses	$139,019	31%	$123,947	31%
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended December 31, 2013 were $135.8 million, an increase of $18.6 million, or 16%, from $117.2 million for the six months ended December 31, 2012. The increase was attributable to $6.8 million of stock-based compensation expense for the six months ended December 31, 2013, $2.6 million of higher employee-related expenses related to increased selling and service personnel headcount, $1.8 million of higher travel-related expenses, $1.3 million of increased strategic and financial restructuring expenses and acquisition-related expenses and other general and administrative expenses related to operating as a public company.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to the initial year of operating as a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization.
Research and Development
Research and development expenses for the six months ended December 31, 2013 were $1.9 million, a decrease of $4.1 million, or 68%, from $6.0 million for the six months ended December 31, 2012. The decrease was primarily a result of higher outside contractor expenses in the prior fiscal year related to the development and testing activities associated with the PremierConnect™ platform and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the six months ended December 31, 2013 was $1.4 million, an increase of $0.6 million, or 75%, from $0.8 million for the six months ended December 31, 2012. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisitions of SYMMEDRx in July 2013 and Meddius in October 2013.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the six months ended December 31, 2013 was $8.9 million, an increase of $2.4 million, or 37%, from $6.5 million for the six months ended December 31, 2012. This increase is primarily attributable to an increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the six months ended December 31, 2013 was $15.0 million, an increase of $10.3 million from $4.7 million for the six months ended December 31, 2012, which is primarily attributable to taxes recorded on the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization, and additional taxable income from the increase in net income attributable to shareholders which became approximately 22% for the three months ended December 31, 2013 and 1% for the three months ended September 31, 2013, compared to 1% for the six months ended December 31, 2012. Our effective tax rate was 8.4% and 2.7% for the six months ended December 31, 2013 and 2012, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
On a pro forma basis, income tax expense for the six months ended December 31, 2013 was $11.9 million, a decrease of $4.3 million, or 27%, from $16.2 million of income tax expense on a pro forma basis for the six months ended December 31, 2012, which reflects the impact of the Reorganization for the three months ended September 30, 2013 and the six months ended December, 31, 2012. Since pro forma financial results give effect to the Reorganization for all periods presented, there is no tax expense attributable to the gain recognized by PHSI in connection with the sale of its 1% general partner interest in Premier LP. The decrease in tax expense is primarily attributable to lower taxable income in PHSI and PSCI compared to the prior year. The effective tax rate was 8.4% and 11.6% for the six months ended December 31, 2013 and 2012, respectively. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the six months ended December 31, 2013 was $158.1 million, a decrease of $8.4 million, or 5%, from $166.5 million for the six months ended December 31, 2012, primarily as a result of the change in ownership of the limited partners from 99% to 78%, as a result of the Reorganization.
On a pro forma basis, net income attributable to noncontrolling interest for the six months ended December 31, 2013 was $100.4 million, a decrease of $4.1 million, or 4%, from $104.5 million for the six months ended December 31, 2012. This decrease was attributable to lower income of Premier LP, driven by stock-based compensation expense recognized for the six months ended December 31, 2013, of which 78% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Six Months Ended December 31,
	Actual				Pro Forma
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	210,599	47%	197,356	49%	169,336	42%	161,580	44%
Performance Services	34,060	7%	25,733	6%	34,060	8%	25,733	7%
Total Segment Adjusted EBITDA	244,659	54%	223,089	55%	203,396	50%	187,313	51%
Corporate	(36,920)	(8)%	(32,580)	(8)%	(36,920)	(9)%	(32,580)	(9)%
Total Adjusted EBITDA	$207,739	46%	$190,509	47%	$166,476	41%	$154,733	42%

Adjusted EBITDA for the six months ended December 31, 2013 was $207.7 million, an increase of $17.2 million, or 9%, from $190.5 million for the six months ended December 31, 2012. On a pro forma basis, Adjusted EBITDA for the six months ended December 31, 2013 was $166.5 million, an increase of $11.8 million, or 8%, from $154.7 million for the six months ended December 31, 2012.
Segment Adjusted EBITDA for the supply chain services segment of $210.6 million for the six months ended December 31, 2013 reflects an increase of $13.2 million, or 7%, compared to $197.4 million for the six months ended December 31, 2012. On a pro forma basis, Segment Adjusted EBITDA for the supply chain services segment was $169.3 million for the six months ended December 31, 2013, an increase of $7.7 million, or 5%, compared to $161.6 million for the six months ended December 31, 2012, primarily as a result of growth in net administrative fees revenue and direct sourcing revenue, as well as a decrease in operating expenses.
Segment Adjusted EBITDA for the performance services segment of $34.1 million for the six months ended December 31, 2013 reflects an increase of $8.4 million, or 33%, compared to $25.7 million for the six months ended December 31, 2012, primarily as a result of revenue growth from the sale of new SaaS informatics subscriptions, advisory services engagements and performance improvement collaboratives.
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
We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting and regulatory standards.
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under the Prospectus, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, we could remain an "emerging growth company" until as late as June 30, 2019.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including those related to reserves for bad debts, useful lives of property and equipment, value of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The LP agreement includes a provision that provides for redemption of a limited partner’s interest upon termination as follows:   For Class B common units not yet eligible for exchange, those will be redeemed at a purchase price which is the lower of the limited partner’s capital account balance in Premier LP immediately prior to the IPO and the fair market value of the Class A common stock of the Company on the date of the termination at either  a) a five-year, unsecured, non-interest bearing term promissory note, (b) a cashier’s check or wire transfer of immediately available funds in an amount equal to the present value of the Class B unit redemption amount, or (c) payment on such other terms mutually agreed upon with Premier GP.   For Class B

common units that are eligible for exchange, the limited partner is also required to exchange all eligible Class B common units on the next exchange date following the date of the termination.

A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the board of directors. Given the limited partners hold the majority of the votes of the board of directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects limited partners’ capital on the consolidated balance sheets as redeemable limited partners’ capital in temporary equity.  In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

There have been no material changes to the Company's significant accounting policies as described in the Prospectus, other than the addition of the significant accounting policy related to redeemable limited partners' capital above.
New Accounting Standards
In February 2013, the FASB issued an ASU relating to reporting of amounts reclassified out of accumulated other comprehensive income. The update requires presentation of information about significant amounts reclassified from each component of accumulated other comprehensive income, the sources of the items reclassified, and the income statement lines affected, either parenthetically on the face of the financial statements or in the notes to the financial statements. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2012, and did not have a material effect on our consolidated financial statements.
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
As of December 31, 2013 and June 30, 2013, we had cash and cash equivalents totaling $158.1 million and $198.3 million, respectively, and marketable securities with maturities ranging from three to 24 months totaling $250.6 million and $57.3 million, respectively. For the six months ended December 31, 2013, we financed our operations primarily through internally generated cash flows and by drawing $60.0 million on the Revolving Facility.
As of December 31, 2013, there were no outstanding borrowings under the Revolving Facility. On July 18, 2013, we made a $30.0 million draw on the Revolving Facility and on September 16, 2013 we made an additional $30.0 million draw on the Revolving Facility (see Note 7 - Lines of Credit to the unaudited consolidated financial statements for more information). On October 11, 2013, we repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013.
For the six months ended December 31, 2012, we financed our operations primarily through internally generated cash flows.
Following the Reorganization, we expect to retain a significantly greater portion of our annual earnings to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect annual earnings, the proceeds from the IPO and occasional credit line borrowings to provide us with liquidity to fund our working capital requirements, revenue share obligations, federal and income tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives may require the use of a portion of the proceeds from the IPO, as well as proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$195,696	$161,521
Investing activities	(249,076)	30,369
Financing activities	13,143	(177,027)
Net (decrease) increase in cash	$(40,237)	$14,863
Discussion of cash flows for the six months ended December 31, 2013 and 2012
Net cash provided by operating activities was $195.7 million for the six months ended December 31, 2013, an increase of $34.2 million compared to $161.5 million for the six months ended December 31, 2012. Operating cash flows increased primarily due to higher net income after non-cash items and working capital changes.
Net cash used in investing activities was $249.1 million for the six months ended December 31, 2013 compared to net cash provided by investing activities of $30.4 million for the six months ended December 31, 2012. Our investing activities for the six months ended December 31, 2013 primarily consisted of (i) the net purchases of marketable securities of $193.4 million due to a decision to invest the proceeds from the IPO in longer term marketable securities, (ii) the acquisitions of SYMMEDRx and Meddius, net of cash acquired, for a total of $36.4 million and (iii) capital expenditures of $26.0 million for property and equipment, partially offset by distributions from Innovatix of $6.8 million. Our investing activities for the six months ended December 31, 2012 primarily consisted of net proceeds from the sale of marketable securities of $43.8 million and distributions from Innovatix of $6.6 million, partially offset by capital expenditures of $19.0 million for property and equipment.
Net cash provided by financing activities was $13.1 million for the six months ended December 31, 2013 compared to net cash used in financing activities of $177.0 million for the six months ended December 31, 2012. Our financing activities for the six months ended December 31, 2013 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $65.2 million from withdrawals on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, partially offset by (i) net cash payments to Premier LP limited partners of $281.0 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $1.9 million. Our financing activities for the six months ended December 31, 2012 were primarily comprised of net cash payments to Premier LP limited partners of $183.2 million in September 2012 and payments made on notes payable of $6.8 million, partially offset by proceeds of $13.0 million from withdrawals on our lines of credit.
Contractual Obligations
At December 31, 2013, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancelable office space lease agreements.
We have a Revolving Facility with Wells Fargo Bank, National Association, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of LIBOR, the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. On July 18, 2013 we made a $30.0 million draw on the Revolving Facility and on September 16, 2013 we made an additional $30.0 million draw on the Revolving Facility. On October 11, 2013, we repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013. At December 31, 2013, no balance was outstanding on the Revolving Facility. The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. The Company was in compliance with such financial and negative covenants at December 31, 2013. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of our subsidiaries and secured by substantially all of the assets of such subsidiaries.

On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. The amended revolving line of credit has a maturity date of December 16, 2014. At December 31, 2013 and June 30, 2013, S2S Global had $12.9 million and $7.7 million, respectively, outstanding on the revolving line of credit.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in internal control over financial reporting related to the pro forma presentation of redeemable limited partners' capital and pro forma loss per share discussed below.
Changes in Internal Control Over Financial Reporting
In connection with the preparation of this Quarterly Report the Company identified errors in the presentation of certain pro forma information in the pro forma consolidated balance sheet and pro forma consolidated statement of income as of and for the fiscal year ended June 30, 2013 and in the pro forma information in the footnotes to the financial statements of Premier, Inc. as of and for the quarter ended September 30, 2013 related to the pro forma redemption amount of redeemable limited partners’ capital in temporary equity with a corresponding offset to pro forma additional paid-in capital and pro forma retained earnings (accumulated deficit) in stockholders’ equity (deficit) as well as the presentation of pro forma earnings (loss) per share. The pro forma errors indicated to management that deficiencies existed in internal control over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal control over financial reporting related to the presentation of pro forma redeemable limited partners’ capital in temporary equity. Actions have already been implemented to remediate this material weakness, including augmenting the Company’s accounting resources. Additionally, the Company will implement a more formal review and documentation process of complex, non-routine transactions on a systematic basis.
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
Item 1A. Risk Factors
During the quarter ended December 31, 2013, there were no material changes to the risk factors disclosed in "Risk Factors" in the Prospectus.
Item 5. Other Information
In connection with the filing of this Form 10-Q, the Company identified errors in the presentation of certain pro forma information in the pro forma consolidated balance sheet and the pro forma consolidated statement of income as of and for the fiscal year ended June 30, 2013 related to the redemption amount of redeemable limited partners’ capital in temporary equity with a corresponding offset to additional paid-in capital and retained earnings (accumulated deficit) in stockholders’ deficit (equity) as well as the presentation of pro forma loss per share. The unaudited pro forma consolidated financial information of Premier, Inc. as of and for the year ended June 30, 2013 are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
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

10.12
Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan +(Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Premier, Inc. filed on November 12, 2013 - Commission File No. 000-36092.)

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

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
99.1	Unaudited Pro Forma Consolidated Financial Information as of and for the year ended June 30, 2013*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.