Form 10-Q
period 2014-03-31
Premier, Inc.
filed 2014-05-13
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 8, 2014, there were 32,375,186 shares of the registrant's Class A common stock, par value $0.01 per share, and 112,607,832 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended March 31, 2014 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization," occurred by which Premier GP became the general partner of Premier LP. Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.", became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc., ("PSCI") a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services, historically conducted all of our business. Upon the consummation of the Reorganization and the IPO, our assets and business operations are substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and the IPO, and we conduct all of our business through Premier LP and its subsidiaries.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks and expenses related to future acquisition opportunities and integration of acquisitions, potential litigation, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or regulatory healthcare environment, Premier's compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on our software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier's member owners or between Premier's member owners and itself, Premier's ability to effectively deploy the net proceeds from future issuances of Premier's Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, Premier's entitlement to a 70% rather than 80% dividends received deduction with respect to dividends received from Premier LP's corporate subsidiaries, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a public company, Premier's inexperience and lack of operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock and the risk factors discussed under the heading "Risk Factors" in the Prospectus.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$152,040	$198,296
Marketable securities	115,620	57,323
Accounts receivable (net of $973 and $671 allowance for doubtful accounts, respectively)	72,311	62,162
Inventories - finished goods	19,280	12,741
Prepaid expenses and other current assets	22,974	25,466
Due from related parties	1,446	1,650
Deferred tax assets	11,334	8,403
Total current assets	395,005	366,041
Property and equipment (net of $178,376 and $153,446 accumulated depreciation, respectively)	128,523	115,587
Restricted cash	5,000	5,000
Marketable securities	239,719	—
Deferred tax assets	292,303	15,077
Goodwill	90,285	61,410
Intangible assets (net of $19,396 and $17,238 accumulated amortization, respectively)	9,870	4,292
Other assets	39,166	31,509
Total assets	$1,199,871	$598,916

Liabilities, redeemable limited partners' capital and stockholders' (deficit) equity
Accounts payable	$23,813	$21,788
Accrued expenses	37,061	28,883
Revenue share obligations	54,605	10,532
Limited partners' distribution payable	21,352	—
Accrued compensation and benefits	36,851	51,359
Deferred revenue	19,581	18,880
Current portion of tax receivable agreement	6,966	—
Current portion of notes payable and line of credit	18,968	12,149
Other current liabilities	8,519	1,557
Total current liabilities	227,716	145,148
Notes payable, less current portion	18,790	22,468
Tax receivable agreement, less current portion	179,111	—
Deferred compensation plan obligations	30,318	24,081
Deferred rent	15,944	15,779
Other long-term liabilities	5,864	6,037
Total liabilities	477,743	213,513
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	3,669,325	307,635
Stockholders' (deficit) equity:
Series A Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
PHSI Common stock, $0.01 par value, 12,250,000 shares authorized; 0 and 5,653,390 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	57
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 32,374,942 and 0 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	324	—
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 112,607,832 and 0 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	—
Additional paid-in-capital	—	28,866
PHSI Common stock subscribed, 0 and 23,266 shares at March 31, 2014 and June 30, 2013, respectively	—	300
Subscriptions receivable	—	(300)
(Accumulated deficit) retained earnings	(2,946,265)	50,599
Accumulated other comprehensive income	21	—
Noncontrolling interest	(1,277)	(1,754)
Total stockholders' (deficit) equity	(2,947,197)	77,768
Total liabilities, redeemable limited partners' capital and stockholders' (deficit) equity	$1,199,871	$598,916
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue:
Net administrative fees	$108,087	$134,335	$353,793	$372,454
Other services and support	58,819	52,203	170,268	150,985
Services	166,906	186,538	524,061	523,439
Products	58,692	37,160	151,022	105,250
Net revenue	225,598	223,698	675,083	628,689
Cost of revenue:
Services	28,382	27,026	84,887	76,696
Products	52,742	34,567	136,500	97,305
Cost of revenue	81,124	61,593	221,387	174,001
Gross profit	144,474	162,105	453,696	454,688
Operating expenses:
Selling, general and administrative	73,327	59,965	209,096	177,133
Research and development	820	1,789	2,714	7,799
Amortization of purchased intangible assets	802	385	2,158	1,154
	74,949	62,139	213,968	186,086
Operating income	69,525	99,966	239,728	268,602
Equity in net income of unconsolidated affiliates	3,566	2,155	12,171	8,332
Interest and investment income, net	400	281	641	599
Gain on sale of investment	37,850	—	37,850	—
Other income (expense), net	52	(5)	56	(5)
Other income, net	41,868	2,431	50,718	8,926
Income before income taxes	111,393	102,397	290,446	277,528
Income tax expense	9,413	1,255	24,461	5,938
Net income	101,980	101,142	265,985	271,590
Net (income) loss attributable to noncontrolling interest in SVS, LLC	(530)	347	(477)	1,046
Net income attributable to noncontrolling interest in Premier LP	(87,925)	(97,260)	(246,055)	(264,463)
Net income attributable to noncontrolling interest	(88,455)	(96,913)	(246,532)	(263,417)
Net income attributable to shareholders	13,525	4,229	19,453	8,173
Adjustment of redeemable limited partners' capital to redemption amount	517,063	—	(3,202,749)	—
Net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$530,588	$4,229	$(3,183,296)	$8,173

Weighted average shares outstanding:
Basic	32,375	5,757	23,394	5,921
Diluted	32,556	5,757	23,394	5,921

Earnings (loss) per share attributable to shareholders:
Basic	$16.39	$0.73	$(136.07)	$1.38
Diluted	$16.30	$0.73	$(136.07)	$1.38

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$101,980	$101,142	$265,985	$271,590
Net unrealized gain (loss) on marketable securities	161	(3)	104	74
Total comprehensive income	102,141	101,139	266,089	271,664
Less: Comprehensive income attributable to noncontrolling interest	(88,580)	(96,912)	(246,618)	(263,491)
Comprehensive income attributable to Premier, Inc.	$13,561	$4,227	$19,471	$8,173

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2014
(Unaudited)
(In thousands)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2013	5,653	$57	—	$—	—	$—	$28,866	23	$300	$(300)	$50,599	$(1,754)	$—	$77,768
Repurchase of PHSI common stock	(49)	(1)	—	—	—	—	(645)	—	—	—	—	—	—	(646)
Payment on stock subscriptions	23	—	—	—	—	—	300	(23)	(300)	300	—	—	—	300
Issuance of Class A common stock at IPO	—	—	32,375	324	—	—	821,347	—	—	—	—	—	—	821,671
Purchase of Class A common units from Premier LP	—	—	—	—	—	—	(247,742)	—	—	—	—	—	—	(247,742)
Purchase of Class B common units from PHSI	—	—	—	—	—	—	(30,072)	—	—	—	—	—	—	(30,072)
Contribution of PHSI common stock in connection with the IPO	(5,627)	(56)	—	—	—	—	(76,860)	—	—	—	—	—	—	(76,916)
Capitalized IPO-related costs	—	—	—	—	—	—	(5,911)	—	—	—	—	—	—	(5,911)
Increase in deferred tax asset related to the Reorganization	—	—	—	—	—	—	282,972	—	—	—	—	—	—	282,972
Increase in payables pursuant to the tax receivable agreement	—	—	—	—	—	—	(186,077)	—	—	—	—	—	—	(186,077)
Acquisition of noncontrolling interest from member owners, net of sale of Class B common stock	—	—	—	—	112,608	—	(412,860)	—	—	—	—	—	3	(412,857)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(186,432)	—	—	—	(3,016,317)	—	—	(3,202,749)
Stock-based compensation expense	—	—	—	—	—	—	13,118	—	—	—	—	—	—	13,118
Repurchase of vested restricted stock	—	—	—	—	—	—	(4)	—	—	—	—	—	—	(4)
Net income attributable to shareholders	—	—	—	—	—	—	—	—	—	—	19,453	—	—	19,453
Net income attributable to noncontrolling interest in SVS, LLC	—	—	—	—	—	—	—	—	—	—	—	477	—	477
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	18	18
Balance at March 31, 2014	—	$—	32,375	$324	112,608	$—	$—	—	$—	$—	$(2,946,265)	$(1,277)	$21	$(2,947,197)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities
Net income	$265,985	$271,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,110	20,952
Equity in net income of unconsolidated affiliates	(12,171)	(8,332)
Deferred taxes	2,833	2,119
Gain on sale of investment	(37,850)	—
Stock-based compensation	13,118	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(17,872)	(3,961)
Other assets	(1,749)	(8,377)
Inventories	(6,539)	(1,858)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	51,265	(12,706)
Long-term liabilities	(8)	3,313
Other operating activities	(253)	5
Net cash provided by operating activities	285,869	262,745
Investing activities
Purchase of marketable securities	(369,122)	(40,029)
Proceeds from sale of marketable securities	71,459	91,379
Proceeds from sale of investment in Global Healthcare Exchange, LLC	37,850	—
Acquisition of SYMMEDRx, net of cash acquired	(28,690)	—
Acquisition of Meddius, L.L.C., net of owner note receivable	(7,737)	—
Distributions received on equity investment	10,650	9,910
Purchases of property and equipment	(39,842)	(27,899)
Other investing activities	—	(1,000)
Net cash (used in) provided by investing activities	(325,432)	32,361
Financing activities
Payments made on notes payable	(5,121)	(8,021)
Proceeds from SVS, LLC revolving line of credit	6,000	4,250
Proceeds from senior secured line of credit	60,000	10,000
Payments on senior secured line of credit	(60,000)	(10,000)
Proceeds from issuance of Class A common stock in connection with the IPO, net of expenses	821,671	—
Purchases of Class B common units from member owners	(543,857)	—
Proceeds from issuance of PHSI common stock	300	—
Proceeds from notes receivable from partners	12,706	—
Repurchase of restricted units	(4)	—
Distributions to limited partners of Premier LP	(298,388)	(314,907)
Net cash used in financing activities	(6,693)	(318,678)
Net decrease in cash and cash equivalents	(46,256)	(23,572)
Cash and cash equivalents at beginning of year	198,296	140,822
Cash and cash equivalents at end of year	$152,040	$117,250

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$7,860	$45,960
Payable to member owners incurred upon repurchase of ownership interest	$1,652	$14,391
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$28,009	$379
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$6,200	$7,669
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$21,352	$—
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and retained earnings (accumulated deficit)	$3,202,749	$—
Increase in deferred tax assets and additional paid-in-capital related to the Reorganization	$282,972	$—
Increase in payables and decrease in additional paid-in-capital pursuant to the tax receivable agreement	$186,077	$—
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$5,911	$—
Issuance of common stock for subscriptions receivable	$—	$375
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, and public stockholders. The Company, together with its subsidiaries and affiliates, is a national healthcare alliance that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
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
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization," Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes, and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) INITIAL PUBLIC OFFERING AND REORGANIZATION
Initial Public Offering
On October 1, 2013, Premier consummated its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions, but before expenses.
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
LP Agreement
In connection with the Reorganization and IPO, pursuant to the LP Agreement, Premier GP became the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to the holders of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreement and (iii) meet its obligations to the member owners under the exchange agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier's Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in Premier's GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units),

(iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above. There were no exchanges during the period from October 1, 2013 through March 31, 2014.
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier's member owners entered into a voting trust agreement, which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the voting trust agreement, the member owners retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the voting trust agreement, the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters.
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

•
adjustments that give effect to the tax receivable agreement, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners; and

•
estimated payments due to member owners pursuant to the tax receivable agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners and of certain other tax benefits related to Premier entering into the tax receivable agreement.

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
The following table presents the adjustments to the balance sheet upon the consummation of the IPO and Reorganization at October 1, 2013 (in thousands):

Assets
Cash and cash equivalents	$277,814	(1)
Prepaid expenses and other current assets	(5,911)	(2)
Total current assets	271,903
Deferred tax assets	282,972	(3)
Total assets	$554,875

Liabilities, redeemable limited partners' capital and stockholders' deficit
Payable pursuant to tax receivable agreement	$6,966	(3)
Total current liabilities	6,966
Payable pursuant to tax receivable agreement, less current portion	179,111	(3)
Total liabilities	186,077
Redeemable limited partners' capital	2,799,121	(4)
Stockholders' deficit:
Common stock, par value $0.01, 12,250,000 shares authorized; no shares outstanding	(56)	(5)
Class A common stock, par value $0.01, 500,000,000 shares authorized; 32,374,751 shares issued and outstanding	324	(5)
Class B common stock, par value $0.000001, 600,000,000 shares authorized; 112,607,832 shares issued and outstanding	—	(5)
Additional paid-in capital	(28,828)	(6)
Accumulated deficit	(2,401,766)	(7)
Accumulated other comprehensive income	3	(4)
Total stockholders' deficit	(2,430,323)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$554,875

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

•
Premier determined the adjustments in connection with the Section 754 election by first calculating the excess of each selling member owner's and PHSI's selling price over such person's share of Premier LP's tax basis in its assets attributable to the Class B common units sold to Premier. Premier then allocated the aggregate excess among Premier LP's assets following applicable tax regulations governing adjustments that result from the Section 754 election. Premier determined each selling member owner's share of the tax basis in Premier LP's assets attributable to the Class B common units sold to Premier by multiplying the member owner's tax capital account balance as of the date of sale as maintained in Premier LP's books and records by a fraction, the numerator of which was the number of Class B common units sold to Premier, and the denominator of which was the number of Class B common units held by the selling member owner immediately prior to the sale. For purposes of the calculation, the selling price per Class B common unit was equal to the net price paid per share of the Class A common stock by the underwriters to Premier in the IPO. The adjustments increased Premier LP's basis in its assets (for tax purposes), and Premier calculates the amount of depreciation, amortization and other deductions to which it is entitled as a result of these adjustments. Premier then calculates Premier's tax liability with and without the deductions attributable to these adjustments, assuming that Premier earns sufficient taxable income in each year to realize the full benefit of the deductions. Premier computed the estimated tax benefit attributable to the election as the excess of Premier's tax liability as so computed without the deductions over Premier's tax liability as so computed with the deductions. Additionally, the tax receivable agreement payments give rise to adjustments that result in Premier LP becoming entitled to additional deductions, and the calculation of Premier's liability under the tax receivable agreement take these adjustments and additional resulting deductions into account.

•
Premier LP's election under Section 754 of the Code is at the discretion of Premier LP and is not subject to review or approval by the IRS or other tax authorities. The computation of the adjustments resulting from the Section 754 election and Premier's tax liability is subject to audit by the IRS and other tax authorities in the same manner as all other items reported on income tax returns.

•
The cumulative adjustments of $186.1 million, of which $7.0 million is expected to be paid in the next 12 months, and is reflected as a current liability with the remaining balance classified as a long-term liability, to reflect a liability equal to 85% of the estimated realizable tax benefit resulting from the increase in tax basis due to Premier LP's Section 754 election in connection with the initial sale by the member owners of the Class B common units described above as an increase to payable pursuant to the tax receivable agreement.

•
Deferred tax assets are measured based on the difference in tax basis of Premier's investment in Premier LP as compared to its GAAP carrying value and include the change in allocations in connection with the Reorganization. The adjustments related to Premier LP's Section 754 election described above are a component of Premier's tax basis in Premier LP.

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

Reflects the increase in redeemable limited partners' capital of $2,575.5 million to record the balance at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement, at the date of the Reorganization. This results in an offsetting decrease in retained earnings of $50.1 million, followed by an offsetting decrease in additional paid-in-capital of $173.7 million and with a final offsetting increase in accumulated deficit of $2,351.7 million.

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

•
an increase of $821.7 million from the net proceeds from the IPO less the par value of the shares of Class A common stock sold in the IPO of $0.3 million and less prepaid offering expenses of $5.9 million;

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
Recently Issued Accounting Standards
There are no recently issued accounting standards that impact the Company.
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
The Company uses segment adjusted EBITDA (as defined herein) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses segment adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines segment adjusted EBITDA as the segment's net revenue less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Non-recurring items are expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of segment adjusted EBITDA.
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.
The following table presents segment adjusted EBITDA and other information (in thousands) as utilized by the Company's chief operating decision maker.

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended March 31, 2014
Supply Chain Services:
Net administrative fees	$108,087
Other services and support	197
Services	108,284
Products	58,692
Total Supply Chain Services	166,976	$91,477	$380	$1,098
Performance Services	58,622	20,307	8,622	12,267
Corporate	—	(20,479)	1,196	458
Total	$225,598	$91,305	$10,198	$13,823

Three Months Ended March 31, 2013
Supply Chain Services:
Net administrative fees	$134,335
Other services and support	421
Services	134,756
Products	37,160
Total Supply Chain Services	171,916	$112,389	$311	$740
Performance Services	51,782	16,322	5,924	8,082
Corporate	—	(17,987)	939	42
Total	$223,698	$110,724	$7,174	$8,864

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Nine Months Ended March 31, 2014
Supply Chain Services:
Net administrative fees	$353,793
Other services and support	504
Services	354,297
Products	151,022
Total Supply Chain Services	505,319	$302,076	$1,087	$1,901
Performance Services	169,764	54,367	24,414	37,344
Corporate	—	(57,399)	3,609	597
Total	$675,083	$299,044	$29,110	$39,842

Nine Months Ended March 31, 2013
Supply Chain Services:
Net administrative fees	$372,454
Other services and support	515
Services	372,969
Products	105,250
Total Supply Chain Services	478,219	$309,745	$929	$1,130
Performance Services	150,470	42,055	17,145	26,547
Corporate	—	(50,567)	2,878	222
Total	$628,689	$301,233	$20,952	$27,899
The following table presents total assets (in thousands) as utilized by the Company's chief operating decision maker.

Total Assets
March 31, 2014
Supply Chain Services	$351,653
Performance Services	254,161
Corporate	594,057
Total	$1,199,871

June 30, 2013
Supply Chain Services	$332,261
Performance Services	194,414
Corporate	72,241
Total	$598,916

A reconciliation of segment adjusted EBITDA to operating income is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Segment Adjusted EBITDA	$91,305	$110,724	$299,044	$301,233
Depreciation and amortization	(9,396)	(6,789)	(26,952)	(19,798)
Amortization of purchased intangible assets	(802)	(385)	(2,158)	(1,154)
Merger and acquisition related expenses (a)	(984)	—	(1,303)	—
Strategic and financial restructuring expenses (b)	(733)	(1,429)	(3,614)	(3,347)
Stock-based compensation expense	(6,299)	—	(13,118)	—
Equity in net income of unconsolidated affiliates (c)	(3,566)	(2,155)	(12,171)	(8,332)
Operating income	$69,525	$99,966	$239,728	$268,602

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)
Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(5) BUSINESS ACQUISITIONS
On October 31, 2013, Premier completed the acquisition of Meddius, L.L.C. ("Meddius"), a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting, for $8.1 million. The Company funded the acquisition with available cash on hand. The primary reason for the acquisition of Meddius is to augment the Company's capabilities for automated data acquisition across the PremierConnect™ platform and associated applications. It also allows the Company to explore new offerings in the market.
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
On July 19, 2013, the Company purchased all the issued and outstanding units of SYMMEDRx, LLC ("SYMMEDRx") for $28.7 million. The Company funded the acquisition by drawing on its senior secured revolving credit facility (see Note 7 for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, is to continue to strengthen the Company's ability to drive improvement in member cost savings.
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

The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their fair values is as follows (in thousands):

Net tangible liabilities assumed	$(7)
Intangible assets acquired	5,571
Goodwill	23,164
Total	$28,728
(6) GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2013	$31,765	$29,645	$61,410
SYMMEDRx acquisition	—	23,164	23,164
Meddius acquisition	—	5,711	5,711
Balance at March 31, 2014	$31,765	$58,520	$90,285
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	March 31, 2014	June 30, 2013
Identifiable intangible assets acquired:
Technology	5.0 years	$18,836	$11,570
Member relationships	8.7 years	6,520	6,260
Trade names	5.0 years	3,910	3,700
	5.8 years	29,266	21,530
Accumulated amortization		(19,396)	(17,238)
Total identifiable intangible assets acquired, net		$9,870	$4,292
Amortization expense of intangible assets totaled $0.8 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, and $2.2 million and $1.2 million for the nine months ended March 31, 2014 and 2013, respectively.
The estimated future amortization expense of intangible assets is as follows:

Twelve Months Ending March 31,
2015	$3,179
2016	2,599
2017	1,990
2018	1,495
2019	607
Total amortization expense	$9,870
The net carrying value of intangible assets by segment is as follows (in thousands):

	March 31, 2014	June 30, 2013
Supply Chain Services	$1,653	$2,436
Performance Services	8,217	1,856
Total	$9,870	$4,292

(7) LINES OF CREDIT
The Company has a $100.0 million senior secured revolving credit facility with Wells Fargo Bank, National Association (the "Revolving Facility"), which includes an accordion feature granting the Company the ability to increase the size of the Revolving Facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of the London Interbank Offered Rate, (“LIBOR”), the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. In November 2012, the Company borrowed $10.0 million on its Revolving Facility, and repaid it in full in March 2013. In July 2013, the Company borrowed $30.0 million on its Revolving Facility, and in September 2013, the Company borrowed an additional $30.0 million on its Revolving Facility. On October 11, 2013, Premier repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013. At March 31, 2014 and June 30, 2013, there was $0 outstanding on the Revolving Facility.
The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA (as defined in the Revolving Facility agreement) coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. The Company was in compliance with such financial and negative covenants at March 31, 2014. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of the Company's subsidiaries and secured by substantially all of the assets of the Company and such subsidiaries.
On August 17, 2012, SVS, LLC d/b/a S2S Global ("S2S Global"), a direct sourcing business which the Company consolidates and owns 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one‑year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at March 31, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.
At March 31, 2014 and June 30, 2013, S2S Global had $13.7 million and $7.7 million, respectively, outstanding on the revolving line of credit, which is included in current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
Principal payments of the S2S Global line of credit are as follows (in thousands):

Twelve Months Ending March 31,
2015	$13,708
Total principal payments	$13,708
(8) NOTES PAYABLE
At March 31, 2014 and June 30, 2013, the Company had $20.6 million and $23.4 million, respectively, in non-interest bearing notes payable outstanding to departed member owners, of which $2.0 million and $4.2 million, respectively, are included in current portion of notes payable and line of credit and $18.6 million and $19.2 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets.
During 2011, the Company entered into a financing agreement related to certain software licenses, payable in five installments with the final installment due on July 1, 2014. At March 31, 2014 and June 30, 2013, the Company had $3.2 million and $3.2 million, respectively, outstanding on these non-interest bearing notes payable which are included in current portion of notes payable and line of credit, and notes payable, less current portion, respectively, in the accompanying consolidated balance sheets.

Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending March 31,
2015	$5,260
2016	4,326
2017	4,646
2018	8,138
2019	1,426
Thereafter	254
Total principal payments	$24,050
(9) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Cash equivalents	$72,129	$72,129	$—	$—
Corporate debt securities	355,339	—	355,339	—
Deferred compensation plan assets	30,625	30,625	—	—
Total assets	$458,093	$102,754	$355,339	$—

June 30, 2013
Cash equivalents	$170,510	$170,510	$—	$—
Corporate debt securities	57,323	—	57,323	—
Deferred compensation plan assets	24,489	24,489	—	—
Total assets	$252,322	$194,999	$57,323	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($0.3 million and $0.4 million at March 31, 2014 and June 30, 2013, respectively) and other assets ($30.3 million and $24.1 million at March 31, 2014 and June 30, 2013, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's corporate debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 8 for more information) by approximately $0.8 million and $1.1 million at March 31, 2014 and June 30, 2013, respectively, based on an assumed market interest rate of 1.6% and 1.7%, respectively, at March 31, 2014 and June 30, 2013.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2014
Corporate debt securities	$355,248	$137	$(46)	$355,339

June 30, 2013
Corporate debt securities	$57,336	$12	$(25)	$57,323
Corporate debt securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
(11) INVESTMENTS
Innovatix provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at March 31, 2014 and June 30, 2013. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $7.1 million and $5.7 million at March 31, 2014 and June 30, 2013, respectively.
Premier Insurance Exchange, Risk Retention Group ("PRx"), a Vermont domiciled reciprocal risk retention group currently in run‑off, historically provided directors and officers and primary hospital professional liability insurance to members of the Company. The Company has an investment in PRx and its allocated share of PRx capital was 10% and 14% at March 31, 2014 and June 30, 2013, respectively. The Company accounts for this investment using the equity method of accounting and the carrying value of its investment in PRx was zero at March 31, 2014 and June 30, 2013.
Global Healthcare Exchange, LLC ("GHX"), a privately held limited liability company, is an internet‑based trading exchange developed to reduce costs and improve efficiencies for all participants in the healthcare supply chain. On March 11, 2014, a subsidiary of Thoma Bravo LLC, a private equity firm, acquired all the outstanding membership interests of GHX. Upon completion of the sale, the Company received proceeds of approximately $37.9 million, resulting in a gain on sale of investment of an equal amount. The Company may receive additional proceeds, if any, of up to approximately $543,000 subsequent to the close that would result in an additional gain on sale of investment of an equal amount. The Company held 13% of the membership units in GHX at June 30, 2013. The Company accounted for its investment in GHX using the equity method of accounting and the carrying value of its investment in GHX was zero at June 30, 2013.
(12) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, which are all subchapter C corporations. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. The Company, PHSI and PSCI are subject to U.S. federal and state income taxes.
For the three months ended March 31, 2014 and 2013, the Company recorded tax expense on income before taxes of $9.4 million and $1.3 million, respectively, which equates to an effective tax rate of 8.5% and 1.2%, respectively. For the nine months ended March 31, 2014 and 2013, the Company recorded a tax expense on income before taxes of $24.5 million and $5.9 million, respectively, which equates to an effective tax rate of 8.4% and 2.1%, respectively. For the three and nine months ended March 31, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to partnership income not being subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has increased from the prior year as a result of the Reorganization which created additional partnership income subject to tax at the Company level.

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
(13) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the limited partner's 99% ownership of Premier LP at June 30, 2013. Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partners' withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, at June 30, 2013, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
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
Redeemable limited partners' capital represents the member owners' 78% ownership of Premier LP at March 31, 2014. Pursuant to the terms of the LP Agreement, effective October 1, 2013, a limited partner cannot transfer all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the board of directors. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital, which is recorded at the greater of the book value or redemption amount per the LP Agreement, is classified as temporary equity in the mezzanine section of the consolidated balance sheet at March 31, 2014.
The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2013 to March 31, 2014 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Redeemable Limited Partners' Capital
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Receipts on receivables from limited partners	12,706	—	—	12,706
Distributions and reductions applied to receivables from limited partners	31,954	(28,009)	—	3,945
Repurchase of redeemable limited partnership interest	—	(1,652)	—	(1,652)
Net income attributable to Premier LP	—	246,055	—	246,055
Distributions to limited partners	—	(325,926)	—	(325,926)
Purchase of Class A common units from Premier LP	—	247,742	—	247,742
Purchase of Class B common units from PHSI	—	30,072	—	30,072
Contribution of PHSI common stock in connection with the IPO	—	76,916	—	76,916
Acquisition of noncontrolling interest from members	—	(131,000)	(3)	(131,003)
Net unrealized gain on marketable securities	—	—	86	86
Adjustment to redemption amount	—	3,202,749	—	3,202,749
March 31, 2014	$(19,771)	$3,689,026	$70	$3,669,325

The Company records redeemable limited partners' capital at the greater of the book value or redemption amount. The redemption amount is equal to the fair value of all Class B common units, as if immediately exchangeable into Class A common shares.
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2014.
During the nine months ended March 31, 2014, no limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's unvested Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
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
Premier LP made a quarterly distribution on February 27, 2014 to its limited partners of $17.4 million, equal to Premier LP's total taxable income for the three months ended December 31, 2013, multiplied by the effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable on or before May 30, 2014, equal to Premier LP's total taxable income for the three months ended March 31, 2014 multiplied by the effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $21.4 million at March 31, 2014 is reflected in limited partners' distribution payable in the accompanying consolidated balance sheet.
(14) STOCKHOLDERS' (DEFICIT) EQUITY
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

(15) EARNINGS (LOSS) PER SHARE
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
The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings(loss) per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014 (d)	2013 (e)	2014 (f)	2013 (e)
Weighted average number of common shares used for basic earnings (loss) per share (a)	32,375	5,757	23,394	5,921
Effect of potentially dilutive shares (b)	181	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings (loss) per share	32,556	5,757	23,394	5,921
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	—	—	—	—
(a) Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the three and nine months ended March 31, 2014.

(b)
The effect of 99,945 restricted stock units for the nine months ended March 31, 2014 were excluded from the diluted weighted average shares outstanding due to the net loss sustained. In addition, the conversion of 112,607,832 Class B common units into Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the periods presented.

(c) Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted average market price of Premier's common stock during the period.
(d) The weighted average shares calculations are based on the Premier, Inc. common shares outstanding for the three months ended March 31, 2014.
(e) The weighted average shares calculations are based on the PHSI common shares outstanding for the three and nine months ended March 31, 2013.
(f) The weighted average shares calculations are based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to March 31, 2014.
As a result of the consummation of the IPO and Reorganization, effective October 1, 2013, earnings (loss) per share is not comparable for all periods presented. In addition, the loss per share for the nine months ended March 31, 2014 may not be indicative of prospective earnings (loss) per share information.
(16) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $6.3 million and $13.1 million, respectively, for the three and nine months ended March 31, 2014, with a resulting deferred tax benefit of $2.4 million and $5.0 million, respectively, calculated at a rate of 38%. At March 31, 2014, there was $52.5 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.25 years. There was no stock compensation expense for the three and nine months ended March 31, 2013.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of March 31, 2014, there were 7,658,526 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock Units. On September 25, 2013, Premier granted 414,987 restricted stock units to certain executive level employees, 11,112 restricted stock units to non-employee directors and 282,800 restricted stock units to all non-executive level employees, with a grant date fair value of $27.00 per share. The employee restricted stock units vest in full on June 30, 2016 and the non-employee board of director restricted stock units vest in full on September 25, 2014.
During the nine months ended March 31, 2014, an additional 27,144 restricted stock units were granted to certain employees and 6,464 restricted stock units were granted to new non-employee directors, with an average grant date fair value of $32.95.
During the nine months ended March 31, 2014, 310 restricted stock units vested on a pro-rata basis related to qualifying terminations and 18,128 restricted stock units were forfeited.
Performance Share Awards. On September 25, 2013, Premier granted 829,922 performance share awards, with a grant date fair value of $27.00 per share, to certain employees. The performance share awards vest on June 30, 2016, either in part or in full, contingent upon the achievement of certain performance criteria.
During the nine months ended March 31, 2014, 1,760 performance share awards were forfeited.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. On September 25, 2013, Premier granted 2,054,192 stock options, with an exercise price equal to the fair market value of a share of Premier's common stock on the grant date of $27.00 per share, to certain employees. The stock options vest in three equal annual installments, commencing on June 30, 2014.
During the nine months ended March 31, 2014, 4,357 stock options were forfeited.
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
(17) RELATED PARTY TRANSACTIONS
GYNHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA owned approximately 12% of the outstanding partnership interests in Premier LP as of March 31, 2014. Net administrative fees revenue recorded with GNYHA was $26.3 million and $64.8 million for the three and nine months ended March 31, 2014, respectively. In addition, $0.1 million and $1.1 million were recorded during the three and nine months ended March 31, 2014, respectively, for services and support revenue. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, were $0.6 million and $1.1 million as of March 31, 2014 and June 30, 2013, respectively. In addition, approximately $6.2 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA at March 31, 2014.
The Company's 50% ownership share of Innovatix's net income included in other income, net, in the accompanying consolidated statements of income is $3.6 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively and $12.2 million and $8.3 million for the nine months ended March 31, 2014 and 2013, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $8.6 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively and $25.3 million and $22.7 million for the nine months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and June 30, 2013, the Company had revenue share obligations to Innovatix of $3.4 million and $2.8 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.3 million and $1.2 million from AEIX for the three months ended March 31, 2014 and 2013, respectively, and $3.6 million and $3.4 million for the nine months ended March 31, 2014 and 2013, respectively, and annual incentive management fees of $0.1 million and $0.0 million for the three months ended March 31, 2014 and 2013, respectively, and $0.4 million and $0.4 million for the nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and June 30, 2013, $0.9 million and $0.5 million, respectively, in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.
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
(19) SUBSEQUENT EVENTS
On April 7, 2014, Premier acquired MEMdata, LLC ("MEMdata"), an equipment planning, sourcing and analytics business focused on capital equipment needs for existing medical facilities, as well as those under construction. The Company funded the acquisition with available cash on hand. The primary reason for the acquisition of MEMdata is to enhance Premier's ability to drive meaningful supply chain savings for its hospital and health system members in the high-cost areas of construction and capital equipment acquisitions. The terms of the acquisition were not material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report and the Prospectus. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Risk Factors" in the Prospectus and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.
Business Overview
Our Business
We are a national healthcare alliance, consisting of approximately 3,000 U.S. hospitals, approximately 110,000 alternate sites and approximately 450,000 physicians, that plays an important role in the U.S. healthcare industry. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS informatics products, advisory services and performance improvement collaborative programs.
As of March 31, 2014, we were controlled by 181 U.S. hospitals, health systems and other healthcare organizations, through the holdings of Class B common stock, which they received upon the consummation of the IPO and Reorganization on October 1, 2013. The Class B common stock represents approximately 78% of the total of our outstanding Class A comon stock and Class B common stock. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations and we continually seek to add new members that are at the forefront of innovation in the healthcare industry. Our Class A common stock is held by the public following the IPO.
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
Reorganization and IPO
On October 1, 2013, we completed our IPO by issuing 32,374,751 shares of our Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million, after underwriting discounts and commissions, but before expenses. In addition, on October 1, 2013, upon the consummation of the IPO, we completed the Reorganization. See Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements for more information.
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $5.2 million during fiscal year 2013 and an additional $3.6 million during the first nine months of fiscal year 2014. In addition, we anticipate future ongoing incremental expenses associated with being a public company to approximate between $4.0 million and $5.0 million on an annual basis, excluding compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
Acquisitions
On October 31, 2013 we completed the acquisition of Meddius for $8.1 million. Meddius is a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting. The Company funded the acquisition with available cash on hand. The primary reason for the acquisition of Meddius is to augment the Company's capabilities for automated data acquisition across the PremierConnect™ platform and associated applications. It will also allow us to explore new offerings in the market. See Note 5 - Business Acquisitions to the unaudited consolidated financial statements for more information.
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
Gain on sale of investment
On March 11, 2014, a subsidiary of Thoma Bravo LLC, a private equity firm, acquired all the outstanding membership interests of GHX, in which the Company owned a 13% interest. Upon completion of the sale, the Company received proceeds of approximately $37.9 million, resulting in a gain on sale of investment of an equal amount. The Company may receive additional proceeds, if any, of up to approximately $543,000 subsequent to the close that would result in an additional gain on sale of investment of an equal amount. The Company expects to continue its existing business relationship with GHX.

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
Other Income, Net
Other income, net, consists primarily of equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix. A change in the number of, and use by, members that participate in our GPO programs through Innovatix could have a significant effect on the amounts earned from this investment. Other income, net, also includes interest income, net, and realized gains and losses on our marketable securities as well as gains or losses on disposal of assets.
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. The low effective tax rate is attributable to the flow through of partnership income which is not subject to federal income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners.
Net Income Attributable to Noncontrolling Interest
As of March 31, 2014, we owned an approximate 22% controlling general partner interest in Premier LP through Premier GP and a 60% voting and economic interest in S2S Global and therefore consolidate our operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (78%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table summarizes our actual results of operations for Premier for the three months ended March 31, 2014 and 2013 and the pro forma consolidated results of operations for Premier for the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	Actual				Actual		Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$108,087	48%	$134,335	60%	$108,087	48%	$104,762	54%
Other services and support	58,819	26%	52,203	23%	58,819	26%	52,203	27%
Services	166,906	74%	186,538	83%	166,906	74%	156,965	81%
Products	58,692	26%	37,160	17%	58,692	26%	37,160	19%
Net revenue	225,598	100%	223,698	100%	225,598	100%	194,125	100%
Cost of revenue:
Services	28,382	13%	27,026	12%	28,382	13%	27,026	14%
Products	52,742	23%	34,567	15%	52,742	23%	34,567	18%
Cost of revenue	81,124	36%	61,593	27%	81,124	36%	61,593	32%
Gross profit	144,474	64%	162,105	73%	144,474	64%	132,532	68%
Operating expenses:
Selling, general and administrative	73,327	33%	59,965	27%	73,327	33%	59,965	31%
Research and development	820	—%	1,789	1%	820	—%	1,789	1%
Amortization of purchased intangible assets	802	—%	385	—%	802	—%	385	—%
Total operating expenses	74,949	33%	62,139	28%	74,949	33%	62,139	32%
Operating income	69,525	31%	99,966	45%	69,525	31%	70,393	36%
Other income, net	41,868	19%	2,431	1%	41,868	19%	2,431	1%
Income before income taxes	111,393	49%	102,397	46%	111,393	49%	72,824	37%
Income tax expense	9,413	4%	1,255	1%	9,413	4%	8,469	4%
Net income	101,980	45%	101,142	45%	101,980	45%	64,355	33%
Net (income) loss attributable to noncontrolling interest in S2S Global	(530)	—%	347	—%	(530)	—%	347	—%
Net income attributable to noncontrolling interest in Premier LP	(87,925)	(39)%	(97,260)	(43)%	(87,925)	(39)%	(55,878)	(29)%
Net income attributable to noncontrolling interest	(88,455)	(39)%	(96,913)	(43)%	(88,455)	(39)%	(55,531)	(29)%
Net income income attributable to shareholders	$13,525	6%	$4,229	2%	$13,525	6%	$8,824	5%

Adjusted EBITDA (1)	$91,305	40%	$110,724	49%	$91,305	40%	$81,151	42%
Adjusted Fully Distributed Net Income (2)					$47,807	21%	$44,014	23%

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Three Months Ended March 31,
	Actual		Actual	Pro Forma
	2014	2013	2014	2013
Net income	$101,980	$101,142	$101,980	$64,355
Interest and investment income, net (a)	(400)	(281)	(400)	(281)
Income tax expense	9,413	1,255	9,413	8,469
Depreciation and amortization	9,396	6,789	9,396	6,789
Amortization of purchased intangible assets	802	385	802	385
EBITDA	121,191	109,290	121,191	79,717
Stock-based compensation	6,299	—	6,299	—
Acquisition related expenses (b)	984	—	984	—
Strategic and financial restructuring expenses (c)	733	1,429	733	1,429
Gain on sale of investment (d)	(37,850)	—	(37,850)	—
Other (income) expense, net	(52)	5	(52)	5
Adjusted EBITDA	$91,305	$110,724	$91,305	$81,151

Segment Adjusted EBITDA:
Supply Chain Services	$91,477	$112,389	$91,477	$82,816
Performance Services	20,307	16,322	20,307	16,322
Corporate (e)	(20,479)	(17,987)	(20,479)	(17,987)
Adjusted EBITDA	91,305	110,724	91,305	81,151
Depreciation and amortization	(9,396)	(6,789)	(9,396)	(6,789)
Amortization of purchased intangible assets	(802)	(385)	(802)	(385)
Stock-based compensation	(6,299)	—	(6,299)	—
Acquisition related expenses (b)	(984)	—	(984)	—
Strategic and financial restructuring expenses (c)	(733)	(1,429)	(733)	(1,429)
Equity in net income of unconsolidated affiliates	(3,566)	(2,155)	(3,566)	(2,155)
	69,525	99,966	69,525	70,393
Pro forma adjustment for revenue share post-IPO	—	—	—	29,573
Operating income	$69,525	$99,966	$69,525	$99,966

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(d)	Represents the gain on sale of GHX.

(e)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro Forma Adjusted Fully Distributed Net Income
Net income attributable to shareholders	$13,525	$4,229
Pro forma adjustment for revenue share post-IPO	—	(29,573)
Income tax expense	9,413	1,255
Stock-based compensation	6,299	—
Acquisition related expenses (a)	984	—
Strategic and financial restructuring expenses (b)	733	1,429
Gain on sale of investment (c)	(37,850)	—
Net income attributable to noncontrolling interest in Premier LP (d)	87,925	97,260
Pro forma fully distributed income before income taxes	81,029	74,600
Income tax expense on fully distributed income before income taxes (e)	33,222	30,586
Pro Forma Adjusted Fully Distributed Net Income	$47,807	$44,014

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Represents the gain on sale of GHX.

(d)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(e)
Reflects income tax expense at an estimated effective income tax rate of 41% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the three months ended March 31, 2014 and 2013, respectively, and our pro forma net revenue for the three months ended March 31, 2013, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	Actual				Actual		Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$108,087	48%	$134,335	60%	$108,087	48%	$104,762	54%
Other services and support	197	—%	421	—%	197	—%	421	—%
Services	108,284	48%	134,756	60%	108,284	48%	105,183	54%
Products	58,692	26%	37,160	17%	58,692	26%	37,160	19%
Total Supply Chain Services	166,976	74%	171,916	77%	166,976	74%	142,343	73%
Performance Services:
Other services and support	58,622	26%	51,782	23%	58,622	26%	51,782	27%
Total net revenue	$225,598	100%	$223,698	100%	$225,598	100%	$194,125	100%
Total net revenue for the three months ended March 31, 2014 was $225.6 million, an increase of $1.9 million, or 1%, from $223.7 million for the three months ended March 31, 2013. Total net revenue was $225.6 million for the three months ended March 31, 2014, an increase of $31.5 million, or 16%, from pro forma net revenue of $194.1 million for the three months ended March 31, 2013.

Supply Chain Services
Our supply chain services segment net revenue for the three months ended March 31, 2014 was $167.0 million, a decrease of $4.9 million, or 3%, from $171.9 million for the three months ended March 31, 2013. Our supply chain services segment net revenue for the three months ended March 31, 2014 was $167.0 million, an increase of $24.7 million, or 17%, from pro forma supply chain services segment net revenue of $142.3 million for the three months ended March 31, 2013.
Net administrative fees revenue in our supply chain services segment for the three months ended March 31, 2014 was $108.1 million, a decrease of $26.2 million, or 20%, from $134.3 million for the three months ended March 31, 2013. Revenue share increased $26.3 million, reflecting $42.8 million of 30% revenue share payable to member owners after the Reorganization on October 1, 2013. This increase was offset by a decrease in revenue share of $15.3 million, as a result of the conversion of certain members with contractual revenue share agreements to member owners during fiscal 2013, and from increased gross administrative fees revenue from member owners with a lower contractual revenue share, on average, compared to non-owner members.
Net administrative fees revenue for the three months ended March 31, 2014 was $108.1 million, an increase of $3.3 million, from pro forma net administrative fees revenue of $104.8 million for the three months ended March 31, 2013. The increase in net administrative fees revenue was primarily attributable to a decrease in revenue share as a result of increased gross administrative fees revenue from member owners relative to non-owner members.
Product revenue in our supply chain services segment for the three months ended March 31, 2014 was $58.7 million, an increase of $21.5 million, or 58%, from $37.2 million for the three months ended March 31, 2013. Product revenue in our supply chain services segment increased for the three months ended March 31, 2014 due to increased direct sourcing revenue, as a result of growth in our members purchasing our products through our direct sourcing program, and increased specialty pharmacy revenue, as a result of growth of historical patient prescriptions, the expansion of specialty pharmacy product sales to our members and the availability and associated sales of additional limited-distribution drugs available in the portfolio. We expect our direct sourcing and specialty pharmacy program revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended March 31, 2014 was $58.6 million, an increase of $6.8 million, or 13%, from $51.8 million for the three months ended March 31, 2013. The increase was primarily attributable to $4.1 million of new SaaS informatics products, driven by our population health management SaaS informatics products, $1.5 million of advisory services, and revenue generated from performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$52,742	23%	$34,567	16%
Services	28,382	13%	27,026	12%
Total cost of revenue	$81,124	36%	$61,593	28%
Cost of revenue by segment:
Supply Chain Services	$53,299	24%	$35,596	16%
Performance Services	27,825	12%	25,997	12%
Total cost of revenue	$81,124	36%	$61,593	28%
Cost of revenue for the three months ended March 31, 2014 was $81.1 million, an increase of $19.5 million, or 32%, from $61.6 million for the three months ended March 31, 2013. Cost of product revenue increased by $18.2 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $1.3 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
Cost of revenue for the supply chain services segment for the three months ended March 31, 2014 was $53.3 million, an increase of $17.7 million, or 50%, from $35.6 million for the three months ended March 31, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended March 31, 2014 was $27.8 million, an increase of $1.8 million, or 7%, from $26.0 million for the three months ended March 31, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$73,327	33%	$59,965	27%
Research and development	820	—%	1,789	1%
Amortization of purchased intangible assets	802	—%	385	—%
Total operating expenses	74,949	33%	62,139	28%
Operating expenses by segment:
Supply Chain Services	$26,185	12%	$26,397	12%
Performance Services	20,233	9%	15,387	7%
Total segment operating expenses	46,418	21%	41,784	19%
Corporate	28,531	12%	20,355	9%
Total operating expenses	$74,949	33%	$62,139	28%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2014 were $73.3 million, an increase of $13.3 million, or 22%, from $60.0 million for the three months ended March 31, 2013. The increase was attributable to $6.3 million of stock-based compensation expense and $1.0 million of acquisition-related expenses recognized during the three months ended March 31, 2014, as well as higher employee-related expenses due to increased selling and service personnel headcount and other general and administrative expenses attributable to operating as a public company.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.
Research and Development
Research and development expenses for the three months ended March 31, 2014 were $0.8 million, a decrease of $1.0 million, or 56%, from $1.8 million for the three months ended March 31, 2013. The decrease was primarily a result of a higher level of capitalized expenses in the current fiscal year from software in the development stages of production and higher non-capitalizable outside contractor expenses in the prior fiscal year related to the development and testing activities associated with PremierConnect™ platform and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended March 31, 2014 was $0.8 million, an increase of $0.4 million, or 100%, from $0.4 million for the three months ended March 31, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisition of SYMMEDRx in July 2013 and Meddius in October 2013. As we execute on our growth strategy and deploy capital from our IPO, we expect further increases in amortization of purchased intangible assets in connection with future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended March 31, 2014 was $41.9 million, an increase of $39.5 million from $2.4 million for the three months ended March 31, 2013. This increase is primarily attributable to the $37.9 million gain recognized in connection with the sale of our 13% equity interest in GHX, as well as a $1.4 million increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the three months ended March 31, 2014 was $9.4 million, an increase of $8.1 million from $1.3 million for the three months ended March 31, 2013, which is primarily attributable to additional taxable income from the increase in net income attributable to shareholders which was approximately 22% for the three months ended March 31, 2014, from 1% for the three months ended March 31, 2013. Our effective tax rate was 8.5% and 1.2% for the three months ended March 31, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
On a pro forma basis, income tax expense for the three months ended March 31, 2014 was $9.4 million, an increase of $0.9 million, from $8.5 million of income tax expense on a pro forma basis, which reflects the impact of the Reorganization for the three months ended March 31, 2013. The increase in tax expense is primarily attributable to additional taxable income in the Company, PHSI and PSCI compared to the prior year. The effective tax rate was 8.5% and 11.6% for the three months ended March 31, 2014 and 2013, respectively. The lower effective tax rate is primarily attributable to lower taxable income within PHSI and PSCI. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended March 31, 2014 was $88.5 million, a decrease of $8.4 million, or 9%, from $96.9 million for the three months ended March 31, 2013, primarily as a result of the change in ownership of the limited partners from 99% to 78% in connection with the Reorganization. On a pro forma basis, net income attributable to noncontrolling interest was $88.5 million for the three months ended March 31, 2014, an increase of $33.0 million, or 59%, from $55.5 million for the three months ended March 31, 2013. This increase was attributable to higher income of Premier LP, driven by the $37.9 million gain recognized on the sale of our investment in GHX for the three months ended March 31, 2014, of which 78% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Three Months Ended March 31,
	Actual				Actual		Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	91,477	41%	112,389	50%	91,477	41%	82,816	43%
Performance Services	20,307	8%	16,322	7%	20,307	9%	16,322	8%
Total Segment Adjusted EBITDA	111,784	50%	128,711	57%	111,784	50%	99,138	51%
Corporate	(20,479)	(9)%	(17,987)	(8)%	(20,479)	(9)%	(17,987)	(9)%
Total Adjusted EBITDA	$91,305	40%	$110,724	49%	$91,305	40%	$81,151	42%

Adjusted EBITDA for the three months ended March 31, 2014 was $91.3 million, a decrease of $19.4 million, or 18%, from $110.7 million for the three months ended March 31, 2013. Adjusted EBITDA for the three months ended March 31, 2014 was $91.3 million an increase of $10.1 million, or 12%, from pro forma Adjusted EBITDA of $81.2 million for the three months ended March 31, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $91.5 million for the three months ended March 31, 2014 reflects a decrease of $20.9 million, or 19%, compared to $112.4 million for the three months ended March 31, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Segment Adjusted EBITDA for the supply chain services segment of $91.5 million for the three months ended March 31, 2014 reflects an increase of $8.7 million, or 11%, compared to pro forma Segment Adjusted EBITDA of $82.8 million for the three months ended March 31, 2013, primarily as a result of the growth in direct sourcing, increased net administrative fees revenue and decreased operating expenses.
Segment Adjusted EBITDA for the performance services segment of $20.3 million for the three months ended March 31, 2014 reflects an increase of $4.0 million, or 25%, compared to $16.3 million for the three months ended March 31, 2013, as a result of growth from advisory services engagements, the sale of new SaaS informatics products and performance improvement collaboratives.

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013
The following table summarizes our actual results of operations for Premier for the nine months ended March 31, 2014 and 2013 and the pro forma consolidated results of operations for Premier for the nine months ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended March 31,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$353,793	52%	$372,454	59%	$312,530	49%	$307,105	54%
Other services and support	170,268	25%	150,985	24%	170,268	27%	150,985	27%
Services	524,061	78%	523,439	83%	482,798	76%	458,090	81%
Products	151,022	22%	105,250	17%	151,022	24%	105,250	19%
Net revenue	675,083	100%	628,689	100%	633,820	100%	563,340	100%
Cost of revenue:
Services	84,887	12%	76,696	12%	84,887	13%	76,696	14%
Products	136,500	20%	97,305	16%	136,500	21%	97,305	17%
Cost of revenue	221,387	33%	174,001	28%	221,387	35%	174,001	31%
Gross profit	453,696	67%	454,688	72%	412,433	65%	389,339	69%
Operating expenses:
Selling, general and administrative	209,096	31%	177,133	28%	209,096	33%	177,133	32%
Research and development	2,714	—%	7,799	1%	2,714	1%	7,799	1%
Amortization of purchased intangible assets	2,158	—%	1,154	—%	2,158	—%	1,154	—%
Total operating expenses	213,968	32%	186,086	29%	213,968	34%	186,086	33%
Operating income	239,728	36%	268,602	43%	198,465	31%	203,253	36%
Other income, net	50,718	8%	8,926	1%	50,718	8%	8,926	2%
Income before income taxes	290,446	43%	277,528	44%	249,183	39%	212,179	38%
Income tax expense	24,461	4%	5,938	1%	21,349	3%	24,675	5%
Net income	265,985	39%	271,590	43%	227,834	36%	187,504	33%
Net loss attributable to noncontrolling interest in S2S Global	(477)	—%	1,046	—%	(477)	—%	1,046	—%
Net income attributable to noncontrolling interest in Premier LP	(246,055)	(36)%	(264,463)	(43)%	(188,365)	(30)%	(161,059)	(29)%
Net income attributable to noncontrolling interest	(246,532)	(37)%	(263,417)	(43)%	(188,842)	(30)%	(160,013)	(28)%
Net income attributable to shareholders	$19,453	3%	$8,173	1%	$38,992	6%	$27,491	5%

Adjusted EBITDA (1)	$299,044	44%	$301,233	48%	$257,781	41%	$235,884	42%
Adjusted Fully Distributed Net Income (2)					$135,046	21%	$127,777	23%

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Nine Months Ended March 31,
	Actual		Pro Forma
	2014	2013	2014	2013
Net income	$265,985	$271,590	$227,834	$187,504
Interest and investment income, net (a)	(641)	(599)	(641)	(599)
Income tax expense	24,461	5,938	21,349	24,675
Depreciation and amortization	26,952	19,798	26,952	19,798
Amortization of purchased intangible assets	2,158	1,154	2,158	1,154
EBITDA	318,915	297,881	277,652	232,532
Stock-based compensation	13,118	—	13,118	—
Acquisition related expenses (b)	1,303	—	1,303	—
Strategic and financial restructuring expenses (c)	3,614	3,347	3,614	3,347
Gain on sale of investment (d)	(37,850)	—	(37,850)	—
Other (income) expense, net	(56)	5	(56)	5
Adjusted EBITDA	$299,044	$301,233	$257,781	$235,884

Segment Adjusted EBITDA:
Supply Chain Services	$302,076	$309,745	$260,813	$244,396
Performance Services	54,367	42,055	54,367	42,055
Corporate (e)	(57,399)	(50,567)	(57,399)	(50,567)
Adjusted EBITDA	299,044	301,233	257,781	235,884
Depreciation and amortization	(26,952)	(19,798)	(26,952)	(19,798)
Amortization of purchased intangible assets	(2,158)	(1,154)	(2,158)	(1,154)
Stock-based compensation	(13,118)	—	(13,118)	—
Acquisition related expenses (b)	(1,303)	—	(1,303)	—
Strategic and financial restructuring expenses (c)	(3,614)	(3,347)	(3,614)	(3,347)
Equity in net income of unconsolidated affiliates	(12,171)	(8,332)	(12,171)	(8,332)
	239,728	268,602	198,465	203,253
Pro forma adjustment for revenue share post-IPO	—	—	41,263	65,349
Operating income	$239,728	$268,602	$239,728	$268,602

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(d)	Represents the gain on sale of GHX.

(e)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Nine Months Ended March 31,
	2014	2013
Pro Forma Adjusted Fully Distributed Net Income
Net income attributable to shareholders	$19,453	$8,173
Pro forma adjustment for revenue share post-IPO	(41,263)	(65,349)
Income tax expense	24,461	5,938
Stock-based compensation	13,118	—
Acquisition related expenses (a)	1,303	—
Strategic and financial restructuring expenses (b)	3,614	3,347
Gain on sale of investment (c)	(37,850)	—
Net income attributable to noncontrolling interest in Premier LP (d)	246,055	264,463
Pro forma fully distributed income before income taxes	228,891	216,572
Income tax expense on fully distributed income before income taxes (e)	93,845	88,795
Pro Forma Adjusted Fully Distributed Net Income	$135,046	$127,777

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Represents the gain on sale of GHX.

(d)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(e)
Reflects income tax expense at an estimated effective income tax rate of 41% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the nine months ended March 31, 2014 and 2013 and pro forma net revenue for the nine months ended March 31, 2014 and 2013 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine Months Ended March 31,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$353,793	52%	$372,454	59%	$312,530	49%	$307,105	55%
Other services and support	504	—%	515	—%	504	—%	515	—%
Services	354,297	52%	372,969	59%	313,034	49%	307,620	55%
Products	151,022	22%	105,250	17%	151,022	24%	105,250	18%
Total Supply Chain Services	505,319	75%	478,219	76%	464,056	73%	412,870	73%
Performance Services:
Other services and support	169,764	25%	150,470	24%	169,764	27%	150,470	27%
Total net revenue	$675,083	100%	$628,689	100%	$633,820	100%	$563,340	100%
Total net revenue for the nine months ended March 31, 2014 was $675.1 million, an increase of $46.4 million, or 7%, from $628.7 million for the nine months ended March 31, 2013. On a pro forma basis, total net revenue for the nine months ended March 31, 2014 was $633.8 million, an increase of $70.5 million, or 13%, from $563.3 million for the nine months ended March 31, 2013.

Supply Chain Services
Our supply chain services segment net revenue for the nine months ended March 31, 2014 was $505.3 million, an increase of $27.1 million, or 6%, from $478.2 million for the nine months ended March 31, 2013. On a pro forma basis, our supply chain services segment net revenue for the nine months ended March 31, 2014 was $464.1 million, an increase of $51.2 million, or 12%, from $412.9 million for the nine months ended March 31, 2013.
Net administrative fees revenue in our supply chain services segment for the nine months ended March 31, 2014 was $353.8 million, a decrease of $18.7 million, or 5%, from $372.5 million for the nine months ended March 31, 2013. Gross administrative fees increased $4.5 million. Revenue share increased $23.2 million as a result of $82.6 million of revenue share payable to member owners at 30% after the Reorganization on October 1, 2013 and by higher revenue share on increased gross administrative fees revenue, offset by the benefit of approximately $54.3 million from the conversion of certain members with contractual revenue share arrangements to member owners during fiscal 2013.
On a pro forma basis, which reflects revenue share to member owners at 30% for both periods, net administrative fees revenue was $312.5 million, an increase of $5.4 million, or 2%, from $307.1 million. Gross administrative fees increased $4.5 million and pro forma revenue share decreased by $0.9 million. Pro forma revenue share decreased as a result of increased gross administrative fees revenue from member owners with a lower contractual revenue share, on average, compared to non-owner members. While we expect increases in our member purchases under our GPO contracts to occur for the remainder of the fiscal year, net administrative fees revenue has been impacted as a result of an expected timing lag of contract conversions among member owners that joined during fiscal year 2013.
Product revenue in our supply chain services segment for the nine months ended March 31, 2014 was $151.0 million, an increase of $45.7 million, or 43%, from $105.3 million for the nine months ended March 31, 2013, due to increased direct sourcing revenue, as a result of growth in our members purchasing our products through our direct sourcing program, and increased specialty pharmacy revenue, as a result of growth of historical patient prescriptions, the expansion of specialty pharmacy product sales to our members and the availability and associated sales of additional limited-distribution drugs available in the portfolio. We expect our direct sourcing and specialty pharmacy program revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the nine months ended March 31, 2014 was $169.8 million, an increase of $19.3 million, or 13%, from $150.5 million for the nine months ended March 31, 2013. The increase was primarily attributable to $10.4 million of new SaaS informatics products, $5.9 million of advisory services and revenue generated from performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine Months Ended March 31,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$136,500	20%	$97,305	16%
Services	84,887	12%	76,696	12%
Total cost of revenue	$221,387	33%	$174,001	28%
Cost of revenue by segment:
Supply Chain Services	$138,716	21%	$101,021	16%
Performance Services	82,671	12%	72,980	12%
Total cost of revenue	$221,387	33%	$174,001	28%
Cost of revenue for the nine months ended March 31, 2014 was $221.4 million, an increase of $47.4 million, or 27%, from $174.0 million for the nine months ended March 31, 2013. Cost of product revenue increased by $39.2 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $8.2 million primarily due to an increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
Cost of revenue for the supply chain services segment for the nine months ended March 31, 2014 was $138.7 million, an increase of $37.7 million, or 37%, from $101.0 million for the nine months ended March 31, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have a higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because net administrative fees represents the majority of supply chain services net revenue and product revenue from direct sourcing and specialty pharmacy is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the nine months ended March 31, 2014 was $82.7 million, an increase of $9.7 million, or 13%, from $73.0 million for the nine months ended March 31, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and labor associated with advisory services engagements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine Months Ended March 31,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$209,096	32%	$177,133	28%
Research and development	2,714	—%	7,799	2%
Amortization of purchased intangible assets	2,158	—%	1,154	—%
Total operating expenses	213,968	32%	186,086	30%
Operating expenses by segment:
Supply Chain Services	77,825	11%	76,714	13%
Performance Services	58,262	9%	52,580	8%
Total segment operating expenses	136,087	20%	129,294	21%
Corporate	77,881	12%	56,792	9%
Total operating expenses	$213,968	32%	$186,086	30%
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended March 31, 2014 were $209.1 million, an increase of $32.0 million, or 18%, from $177.1 million for the nine months ended March 31, 2013. The increase was attributable to $13.1 million of stock-based compensation expense for the nine months ended March 31, 2014, $10.0 million of higher employee-related expenses, primarily related to increased selling and service personnel headcount, $1.3 million of higher travel-related expenses, $1.3 million of increased acquisition-related expenses and other general and administrative expenses related to operating as a public company.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization.
Research and Development
Research and development expenses for the nine months ended March 31, 2014 were $2.7 million, a decrease of $5.1 million, or 65%, from $7.8 million for the nine months ended March 31, 2013. The decrease was primarily a result of a higher level of capitalized expenses in the current fiscal year from software in the development stages of production and higher non-capitalizable outside contractor expenses in the prior fiscal year related to the development and testing activities associated with PremierConnect™ platform and associated applications. Total research and development expenditures, which include capitalized software development costs, increased $2.8 million, or 10%, during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the nine months ended March 31, 2014 was $2.2 million, an increase of $1.0 million, or 83%, from $1.2 million for the nine months ended March 31, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisitions of SYMMEDRx in July 2013 and Meddius in October 2013. As we execute on our growth strategy and deploy capital from our IPO, we expect further increases in amortization of purchased intangible assets in connection with future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the nine months ended March 31, 2014 was $50.7 million, an increase of $41.8 million, or 470%, from $8.9 million for the nine months ended March 31, 2013. This increase is primarily attributable to the $37.9 million gain recognized in connection with the sale of our 13% equity interest in GHX, as well as a $2.8 million increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the nine months ended March 31, 2014 was $24.5 million, an increase of $18.6 million from $5.9 million for the nine months ended March 31, 2013, which is primarily attributable to taxes recorded on the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization, and additional taxable income from the increase in net income attributable to shareholders which became approximately 22% for the six months ended March 31, 2014 and 1% for the three months ended September 31, 2013, compared to 1% for the nine months ended March 31, 2013. Our effective tax rate was 8.4% and 2.1% for the nine months ended March 31, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
On a pro forma basis, income tax expense for the nine months ended March 31, 2014 was $21.3 million, a decrease of $3.4 million, or 14%, from $24.7 million of income tax expense on a pro forma basis for the nine months ended March 31, 2013, which reflects the impact of the Reorganization for the three months ended September 30, 2013 and the nine months ended March 31, 2013. Since pro forma financial results give effect to the Reorganization for all periods presented, there is no tax expense attributable to the gain recognized by PHSI in connection with the sale of its 1% general partner interest in Premier LP. The decrease in tax expense is primarily attributable to lower taxable income in PHSI and PSCI compared to the prior year. The effective tax rate was 8.6% and 11.6% for the nine months ended March 31, 2014 and 2013, respectively. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the nine months ended March 31, 2014 was $246.5 million, a decrease of $16.9 million, or 6%, from $263.4 million for the nine months ended March 31, 2013, primarily as a result of the change in ownership of the limited partners from 99% to 78%, as a result of the Reorganization.
On a pro forma basis, net income attributable to noncontrolling interest for the nine months ended March 31, 2014 was $188.8 million, an increase of $28.8 million, or 18%, from $160.0 million for the nine months ended March 31, 2013. This increase was attributable to higher income of Premier LP, primarily driven by the $37.9 million gain recognized on the sale of our investment in GHX for the three months ended March 31, 2014, of which 78% was allocated to the limited partners of Premier LP.

Adjusted EBITDA

	Nine Months Ended March 31,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	302,076	45%	309,745	49%	260,813	41%	244,396	43%
Performance Services	54,367	7%	42,055	7%	54,367	9%	42,055	8%
Total Segment Adjusted EBITDA	356,443	53%	351,800	56%	315,180	50%	286,451	51%
Corporate	(57,399)	(9)%	(50,567)	(8)%	(57,399)	(9)%	(50,567)	(9)%
Total Adjusted EBITDA	$299,044	44%	$301,233	48%	$257,781	41%	$235,884	42%
Adjusted EBITDA for the nine months ended March 31, 2014 was $299.0 million, a decrease of $2.2 million, or 1%, from $301.2 million for the nine months ended March 31, 2013. On a pro forma basis, Adjusted EBITDA for the nine months ended March 31, 2014 was $257.8 million, an increase of $21.9 million, or 9%, from $235.9 million for the nine months ended March 31, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $302.1 million for the nine months ended March 31, 2014 reflects a decrease of $7.6 million, or 2%, compared to $309.7 million for the nine months ended March 31, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. On a pro forma basis, Segment Adjusted EBITDA for the supply chain services segment was $260.8 million for the nine months ended March 31, 2014, an increase of $16.4 million, or 7%, compared to $244.4 million for the nine months ended March 31, 2013, primarily as a result of growth in net administrative fees revenue and direct sourcing revenue, as well as a decrease in operating expenses.
Segment Adjusted EBITDA for the performance services segment of $54.4 million for the nine months ended March 31, 2014 reflects an increase of $12.3 million, or 29%, compared to $42.1 million for the nine months ended March 31, 2013, as a result of recent acquisitions and revenue growth from the sale of new SaaS informatics subscriptions, advisory services engagements and performance improvement collaboratives.
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
New Accounting Standards
There are no recently issued accounting standards that impact the Company.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time-to-time we have used, and expect to use in the future, borrowings under our lines of credit as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures and acquisitions. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Historically, the vast majority of our excess cash has been distributed to our member owners.
As of March 31, 2014 and June 30, 2013, we had cash and cash equivalents totaling $152.0 million and $198.3 million, respectively, and marketable securities with maturities ranging from three to 24 months totaling $355.3 million and $57.3 million, respectively. For the nine months ended March 31, 2014, we financed our operations primarily through internally generated cash flows.
As of March 31, 2014, there were no outstanding borrowings under the Revolving Facility. On July 18, 2013, we made a $30.0 million draw on the Revolving Facility and on September 16, 2013 we made an additional $30.0 million draw on the Revolving Facility (see Note 7 - Lines of Credit to the unaudited consolidated financial statements for more information). On October 11, 2013, we repaid $30.0 million of the balance outstanding on the Revolving Facility and repaid the remaining balance of $30.0 million on October 18, 2013.
For the nine months ended March 31, 2013, we financed our operations primarily through internally generated cash flows.
It is our intent to retain a significantly greater portion of our earnings following the Reorganization to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect earnings, the proceeds from the IPO and occasional credit line borrowings to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of a portion of the proceeds from the IPO, as well as proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$285,869	$262,745
Investing activities	(325,432)	32,361
Financing activities	(6,693)	(318,678)
Net (decrease) increase in cash	$(46,256)	$(23,572)
Discussion of cash flows for the nine months ended March 31, 2014 and 2013
Net cash provided by operating activities was $285.9 million for the nine months ended March 31, 2014, an increase of $23.1 million compared to $262.7 million for the nine months ended March 31, 2013. Operating cash flows increased primarily due to working capital changes.
Net cash used in investing activities was $325.4 million for the nine months ended March 31, 2014 compared to net cash provided by investing activities of $32.4 million for the nine months ended March 31, 2013. Our investing activities for the nine months ended March 31, 2014 primarily consisted of (i) the net purchases of marketable securities of $297.7 million due to a decision to invest the proceeds from the IPO in longer term marketable securities, (ii) the acquisitions of SYMMEDRx and Meddius, net of cash acquired, for a total of $36.4 million and (iii) capital expenditures of $39.8 million for property and equipment, partially offset by proceeds from the sale of our investment in GHX of $37.9 million and distributions from Innovatix of $10.7 million. Our investing activities for the nine months ended March 31, 2013 primarily consisted of net proceeds from the sale of marketable securities of $51.4 million and distributions from Innovatix of $9.9 million, partially offset by capital expenditures of $27.9 million for property and equipment.
Net cash used in financing activities was $6.7 million for the nine months ended March 31, 2014 compared to $318.7 million for the nine months ended March 31, 2013. Our financing activities for the nine months ended March 31, 2014 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $65.2 million from withdrawals on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, offset by (i) net cash payments to Premier LP limited partners of $298.4 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $5.1 million. Our financing activities for the nine months ended March 31, 2013 were primarily comprised of (i) net cash payments to Premier LP limited partners of $314.9 million, (ii) payments on the line of credit of $10.0 million and (iii) payments made on notes payable of $8.0 million, partially offset by proceeds of $14.3 million from withdrawals on our lines of credit.
Contractual Obligations
At March 31, 2014, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancelable office space lease agreements.
We have a Revolving Facility with Wells Fargo Bank, National Association, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $100.0 million on terms and conditions mutually acceptable to the parties. Borrowings under the Revolving Facility generally bear interest at the lower of LIBOR, the Prime Rate or the Federal Funds Effective Rate, plus a margin ranging from 0.25% to 1.25% per annum, depending on the nature of the loan. At March 31, 2014, no balance was outstanding on the Revolving Facility. The Revolving Facility, which expires on December 16, 2014, includes restrictive covenants requiring the maintenance of certain financial and nonfinancial indicators, including a ratio of total liabilities to tangible net worth of less than or equal to 1.00 to 1.00, a minimum EBITDA coverage ratio of 3.00 to 1.00 and a maximum total leverage ratio of 1.50 to 1.00. The Revolving Facility also includes customary negative covenants, including restrictions on other indebtedness, liens, conduct of business, consolidations, mergers or dissolutions, asset dispositions, investments, restricted payments, prepayment of indebtedness, transactions with insiders, restricted actions, ownership of subsidiaries, sale-leaseback transactions and negative pledges. The Company was in compliance with such financial and negative covenants at March 31, 2014. Commitment fees on the Revolving Facility's unused commitments are 0.22% per annum. The Revolving Facility is guaranteed by substantially all of our subsidiaries and secured by substantially all of the assets of such subsidiaries.

On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further and amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at March 31, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.
At March 31, 2014 and June 30, 2013, S2S Global had $13.7 million and $7.7 million, respectively, outstanding on the revolving line of credit.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
Management has remediated the material weakness identified in the prior quarter and there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended March 31, 2014, there were no material changes to the risk factors disclosed in "Risk Factors" in the Prospectus.
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

PREMIER, INC.

Date: May 13, 2014	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial and accounting officer

Exhibit Index

Exhibit No.	Description
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