Form 10-K
period 2014-06-30
Premier, Inc.
filed 2014-09-04
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year ended June 30, 2014
Commission File Number 001-36092
 Premier, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2477140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13034 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 357-0022
_____________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 Par Value	NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐
    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,188.4 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 29, 2014, there were 32,376,283 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 112,020,016 shares of the Registrant’s Class B common stock, par value $0.000001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be held on or about December 5, 2014 are incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

EXPLANATORY NOTE
This report represents the annual report for the fiscal year ended June 30, 2014 for Premier, Inc. (this "Annual Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Annual Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization," occurred by which Premier GP became the general partner of Premier LP. Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.", became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc., ("PSCI"), a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services business, historically conducted all of our business. Following the consummation of the Reorganization and the IPO, our assets and business operations are substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and the IPO, and we conduct all of our business through Premier LP and its subsidiaries.
Because the Reorganization and the IPO had not yet been consummated and Premier, Inc. had no substantial assets and conducted no substantial activities until October 1, 2013, the financial statements and other information of PHSI and its consolidated subsidiaries are included in this Annual Report for periods prior to October 1, 2013. For more information about the Reorganization and the IPO, refer to Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements of this Annual Report.
Throughout this Annual Report, references to "member owners" refer collectively to our past, present and future customers, or members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and the IPO, as described in Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements of this Annual Report, beneficially own shares of Premier, Inc. Class B common stock, (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units") after giving effect to the Reorganization, provided, that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Annual Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payers, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks and expenses related to future acquisition opportunities and integration of acquisitions, potential litigation, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, the consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or regulatory healthcare environment, Premier's compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on Premier's software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier's member owners or between Premier's member owners and itself, Premier's ability to effectively deploy the net proceeds from future issuances of Premier's Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreements to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a newly public company, Premier's inexperience and limited operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, the impact of reduced disclosure requirements applicable to emerging growth companies, Premier's smaller public float, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock, possible future issuances of debt securities and the risk factors discussed under the heading "Risk Factors" in Item 1A, herein.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Annual Report and Premier's other periodic and current filings we make from time to time with the SEC. You should not place undue reliance on any of Premier's forward looking statements which speak only as of the date they are made. Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I

Item 1. Business

The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see "Item 1A, Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.

Our Company

Premier, Inc., incorporated in Delaware on May 14, 2013, is primarily owned by hospitals, health systems and other healthcare organizations (such owners are referred to herein as member owners) located in the United States, as well as public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of approximately 3,000 U.S. hospitals and 110,000 other providers to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and advisory and other services, we enable better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health Software-as-a-service (SaaS) informatics products, advisory services and performance improvement collaborative programs.

As of June 30, 2014, we were controlled by 180 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,200 owned, leased and managed acute care facilities and other non-acute care organizations. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations and we continually seek to add new members that are at the forefront of innovation in the healthcare industry. Our Class A common stock is generally held by the public and our Class B common stock is held by our member owners.

As a member-owned healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with our member hospitals, health systems and other healthcare organizations. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical proprietary data and encourages member participation in the development and introduction of new Premier products and services. Our interaction with our members provides us with a window into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly within the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise and customer engagement required to accelerate innovation, provide differentiated solutions and facilitate growth.

We generated net revenue of $910.5 million, $869.3 million and $768.3 million, net income of $332.6 million, $375.1 million, and $326.7 million and Adjusted EBITDA of $392.3 million, $419.0 million, and $359.6 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. On a pro forma basis, after giving effect to the Reorganization and the IPO, we generated net revenue of $869.3 million and $764.3 million, net income of $294.6 million and $247.3 million, and Adjusted EBITDA of $351.0 million and $314.0 million for the fiscal years ended June 30, 2014 and 2013, respectively.

We seek to address challenges facing healthcare delivery organizations through our comprehensive suite of solutions that we believe:

•	improve the efficiency and effectiveness of the healthcare supply chain;

•	deliver improvement in cost and quality;

•	innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations; and,

•	utilize data and analytics to drive increased connectivity, and clinical, financial and operational improvement.

       Our business model and solutions are designed to provide our members access to scale efficiencies, spread the cost of their development, derive intelligence from our data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare.

We deliver our solutions and manage our business through two reportable business segments: the supply chain services segment and the performance services segment. The supply chain services segment includes our GPO, a specialty pharmacy and direct sourcing activities. The performance services segment includes our informatics, collaborative, advisory services and insurance services businesses.
Industry Overview

        According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large and growing component of the U.S. economy expected to grow by an average of 5.8% per year for the period 2012-2022, reaching 19.9% of gross domestic product, or GDP, by 2022. According to data from the 2012 American Hospital Association's Annual Survey, published in the 2014 edition of the AHA Hospital Statistics™, there were approximately 5,000 U.S. community hospitals with approximately 800,500 staffed beds in the United States. Of these acute care facilities, approximately 3,100 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. According to the May 2014 edition of IMS Health’s Healthcare Market Index, in addition to U.S. hospitals, there were approximately 485,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care facilities and providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities creating integrated delivery networks.

Healthcare Supply Chain Services Industry

        According to CMS data, total spending on hospital services in the United States was approximately $882 billion, or approximately 32% of total healthcare expenditures, in 2012. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent between 20% and 30% of a hospital's budget according to Booz & Company. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to risk-based payment, and increasing focus on the growth of national health expenditures, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. Opportunities to drive cost out of the healthcare supply chain include improved pricing, appropriate resource utilization, and increased operational efficiency.

        From origination at the supplier to final consumption by the patient or provider, healthcare products pass through an extensive supply chain incorporating distributors, GPOs, pharmacy benefit managers, and retail, long-term care and specialty pharmacies, among others. In response to the national focus on the growth of healthcare expenditures, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out significant inefficiencies and cost.

        Hospitals and other healthcare providers in the United States frequently rely on GPOs to contract for goods and services to maximize value, centralize and standardize purchasing decisions and lower institutional costs. GPOs aggregate the purchasing requirements of their members, thereby lowering costs in both the purchasing function by eliminating members' needs to operate in-house contracting functions, and in the prices at which products and services are purchased. GPOs generally do not directly buy from suppliers or take possession of goods. Rather, they typically arrange contracts between their members and suppliers. This sourcing service is compensated by administrative fees paid by the suppliers to the GPOs. For suppliers, GPO-arranged contracts provide broader access to customer markets, greater volume of sales and savings on marketing and contracting costs.

Healthcare Performance Services Industry

        Legislative reform, unsustainable cost trends, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. According to a survey conducted by the Institute of Medicine's Committee on the Learning Healthcare System in America, there was an estimated $750 billion in unnecessary healthcare spending in 2009. In order to reduce this unnecessary spending, providers are facing a variety of incentives and disincentives, including fee-for-service payment cuts, readmission penalties, grants for effective use of technology and reimbursement tied to performance. Health systems will need to continually monitor performance and manage costs, while maintaining high levels of quality and testing new care delivery models. In response to this changing environment, we expect the markets for performance services and solutions in the areas of cost management, quality and safety and population health management to grow significantly.

We expect information technology to continue to play a key enabling role in efficiency and cost reduction, performance improvement and care transformation across the healthcare industry. In particular, the trends toward value-based purchasing and population-based healthcare are proving to require more sophisticated technology solutions. We expect demand for data management and data analytics products to complement a current focus on electronic medical record adoption. According to Frost and Sullivan, 50% of hospitals in the United States are expected to adopt data analytics capabilities by 2016, up from 10% in 2011. Similarly, the advisory services business is growing rapidly in the areas of business model redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.

Our Membership

        Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us with a window into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. Our members include approximately 3,000 U.S. hospitals and 110,000 other providers. Approximately 380 individuals, representing approximately 165 of our U.S. hospital members, sit on 25 of our strategic and sourcing committees and as part of these committees use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, senior executives from ten of our U.S. hospital members currently serve on our board of directors. Other than GNYHA Purchasing Alliance, LLC and its member organizations, which accounted for 8.4% of our net revenue in fiscal year 2014, no one member accounted for more than 5% of our net revenue in any of fiscal years 2014, 2013 or 2012. Total GPO purchasing volume was approximately $41 billion and $40 billion for the calendar years 2013 and 2012, respectively.

        The following table sets forth certain information with respect to retention rates for members participating in our GPO in the supply chain services segment and renewal rates for our SaaS informatics products subscriptions in the performance services segment for the fiscal years shown:

	Year Ended June 30,
	2014	2013	2012	3 Year Average
GPO retention rate (1)	99%	93%	99%	97%
SaaS institutional renewal rate (2)	94%	96%	92%	94%

(1)
The retention rate is calculated based upon the aggregate purchasing volume among all members participating in our GPO for such fiscal year less the annualized GPO purchasing volume for departed members for such fiscal year, divided by the aggregate purchasing volume among all members participating in our GPO for such fiscal year.

(2)
The renewal rate is calculated based upon the total number of members that have SaaS revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS revenue in the same period of the prior year.

Our Business Segments

We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services, as addressed in Note 16 - Segments to the audited consolidated financial statements of the Annual Report. We have no significant foreign operations or revenues.

Supply Chain Services

Our supply chain services segment assists our members in managing their non-labor expense categories through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites, a specialty pharmacy and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® collaborative. Our supply chain services segment consists of the following products and solutions:

Group Purchasing.   Our national portfolio of approximately 1,900 contracts with approximately 1,100 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

Our contract portfolio is designed to offer our healthcare provider members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to purchase products that meet our members' specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by the particular member with assistance from our field force. Since there are no specific fulfillment requirements in our single and multi-source contracts, in order to obtain certain pricing levels the particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a health system.

We continually innovate our GPO programs and supply chain platforms. For example, our EXPRESSbuy® product enables coordinated, limited-time, volume-driven purchasing opportunities that offer savings beyond regular contract pricing. Through a proprietary web-based application, we offer our members the opportunity to aggregate committed volumes and achieve additional price discounts while allowing our suppliers to sell targeted products, including time-sensitive or excess inventory, more efficiently and at reduced costs.

Our GPO programs target multiple markets, including acute care and alternate site settings. Our alternate site program, one of the largest in the United States, with approximately 110,000 members as of June 30, 2014, includes the following:

Continuum of Care.   Alternate sites served by our Continuum of Care GPO program include long-term care and senior living, ambulatory care, first responders and emergency medical services, home health, imaging centers and surgery centers. Our Continuum of Care GPO members have access to nearly all of our GPO supplier contracts including medical and surgical products, pharmaceuticals, laboratory supplies, facilities and construction, capital equipment, information technology, food and nutritional products and purchased services, as well as additional GPO supplier contracts accessed through our 50% ownership interest in Innovatix, LLC, one of the largest alternate site GPOs.

ProviderSelect MD®.   ProviderSelect MD® is one of the nation's largest group purchasing programs for physicians. Focused specifically on independent physician practices and chains, the program offers members access to nearly all of our GPO supplier contracts.

Premier REACH®.   Premier REACH® is a group purchasing program for non-healthcare entities, including education (e.g.; K-12 schools, colleges and universities, and early childhood education), hospitality, recreation (e.g.; stadiums, parks and fairgrounds) and employee food programs. Our Premier REACH® members have access to nearly all of our GPO supplier contracts including food service, facilities products and services, information technology and administrative services.

Specialty Pharmacy.   Through our specialty pharmacy business, we developed a complete service offering for our members to improve access to medication and to better manage patient therapy for chronically ill patients with specialty drug needs and genetic disorders. Our specialty pharmacy business provides traditional pharmacy dispensing services (i.e., retail and mail order), as well as “specialty pharmacy” services, which fully integrate the administrative coordination, patient care management, and data management reporting functions that ultimately service the needs of patients, providers, payers, and pharmaceutical manufacturers. The business was specifically designed to serve as a scaled solution for our members and to provide a specialty pharmacy “care hub” to meet the unique specialty pharmacy needs of health systems across the continuum of care. We provide robust clinical management programs that are targeted toward those disease states where best-in-class care pathways and interventions by clinically-trained pharmacists are essential for patient adherence and compliance. Our “care hub” capabilities enable members to more effectively care for complex patient populations, improve clinical quality and safety, and harness otherwise unavailable clinical data.

Direct Sourcing.   Our direct sourcing business, SVS, LLC d/b/a S2S Global ("S2S Global"), was established to help our members access a diverse product portfolio and to provide transparency to manufacturing costs and competitive pricing to our members. Through our 60% ownership interest in S2S Global, we facilitate the development of product specifications with our members, source or contract manufacture the products to member specifications and sell products to suppliers or directly to our members. By engaging with our members at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefits our members by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities under two distinct brands: PremierPro™, which is designated for our member owners, and Prime Plus™, which is designated for our other customers, primarily regional distributors with private-label product programs.

SaaS Informatics Products.   Members of our GPO also have access to PremierConnect® Supply Chain and its associated applications.

ASCEND® Collaborative.   Our ASCEND® Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the collaborative. Through our ASCEND® Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2014, approximately 485 U.S. hospital members, which represent approximately 75,000 hospital beds, participated in our ASCEND® Collaborative. These hospital member participants have identified approximately $250 million in additional savings as compared to their U.S. hospital peers not participating in ASCEND® since its inception in 2009. For calendar year 2013, these member participants had approximately $9.79 billion in committed annual supply chain purchasing spend.

Supply chain services net revenue grew from $664.1 million for fiscal year 2013 to $678.1 million for fiscal year 2014, representing net revenue growth of 2%, and accounted for 74% of our overall net revenue. Supply chain services segment net revenue grew from $591.0 million in fiscal year 2012 to $664.1 million in fiscal year 2013, representing net revenue growth of 12%, and in fiscal year 2013 accounted for 76% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.

Performance Services

Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and advisory services. We believe we are one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our performance services segment consists of the following primary products and solutions:

PremierConnect®:

Premier has created a world-class integrated technology platform called PremierConnect® that effectively integrates the full continuum of data in order to facilitate comprehensive performance improvement. The platform effectively brings data together in a meaningful way; applying collective best practice knowledge and benchmarks to identify opportunities, route those opportunities to the appropriate stakeholders; and then provides useful knowledge and a means for collaboration with other members to facilitate implementation. The end result is actionable information tied to knowledge.

Solutions on the platform include these domains: PremierConnect Quality, PremierConnect Safety, PremierConnect Supply Chain, PremierConnect Labor, PremierConnect Population Health, and PremierConnect® Enterprise Analytics. Discrete applications within these solutions allow members to analyze data with detailed standard and ad-hoc analyses, benchmarking, interactive dashboards, mobile access, and custom report services.

PremierConnect Quality

QualityAdvisor™ (QA). Our QualityAdvisorTM SaaS application offers the largest clinical comparative database in the United States, including patient, physician, procedure and product level information and provides detailed patient level transactional data to support process and outcomes improvement and cost reduction by (i) utilizing benchmarks to identify improvement opportunities and establish organizational goals, (ii) assessing effectiveness and cost of service with the ability to analyze procedure/charge-level detail, (iii) providing supply performance improvement teams and physicians with comparative data, (iv) evaluating service line performance and resource utilization analyses, and (v) pinpointing areas of care where process improvements will yield the greatest results. QA offers both 3M™ APR-DRG and CareScience® Analytics risk methodologies to analyze outcomes and we believe that QA data is the foundation for engaging clinicians in a data-driven discussion about resource utilization and product standardization as ways to safely reduce cost.

PhysicianFocus™ (PF). Our PhysicianFocusTM SaaS application provides a unique online experience for physicians to access their own performance data via an interactive dashboard that enables drill down to specific clinical populations and patients. Hospital administrators, administrative physicians (i.e., chief medical officers or department chairs), and practicing physicians leverage PF to support The Joint Commission's, or 'TJC's, Ongoing Professional Practice Evaluation (OPPE) and clinical integration capabilities needed to improve performance and perform well under healthcare reform.

Quality Measures Reporter® (QMR). Our Quality Measures Reporter® SaaS application is a performance measuring and reporting solution that is accessible through an application from multiple points in a member's facility. This application compares quality performance against national benchmarks and enables members to capture and review performance measures in real time to reveal performance improvement opportunities. Further, QMR supports domains required for national and state regulatory compliance and value-based purchasing reimbursement under the CMS Hospital Inpatient Quality Reporting Program and Hospital Outpatient Quality Reporting Program and the Joint Commission Core Measures.

PremierConnect Safety

SafetyAdvisor®. Our SafetyAdvisor® SaaS application is a real-time quality support system that generates actionable alerts and detailed reports on infection and harm rates in the health system. Premier has developed a user-friendly application allowing health systems to coordinate care and improve patient safety and clinical outcomes by automating this process. SafetyAdvisor® is a comprehensive application for infection prevention and medication management and enables risk reduction of infection by allowing clinicians to respond to potential outbreaks faster. In addition, SafetyAdvisor® enables providers to remain compliant with the National Healthcare Safety Network (NHSN) support and CMS reporting mandates. SafetyAdvisor® also enables pharmacists to more efficiently conduct medication management and improve patient care by identifying potential adverse drug events and alerting to nine pertinent patient safety scenarios. Reporting provides important data analysis, including medication utilization and comprehensive breakdown of pharmacy interventions.

PremierConnect Supply Chain

Supply Chain Advisor®.   Supply Chain Advisor® is our online automated contract management system that provides catalog services, an electronic price activation process and the ability to manage all contracts in one place, including regional or local agreements.

SupplyFocus®.   SupplyFocus® utilizes one of the largest comparative supply chain databases in the United States to provide benchmarking on supply chain indicators for acute care facilities across eight departments (pharmacy, catheter lab, food and nutrition, laundry and linen, laboratory, operating room, radiology and inventory turns).

SpendAdvisor®. Our SpendAdvisor® SaaS application is an automated supply chain analytics tool, which we believe is one of the industry’s most comprehensive and robust spend analytics offerings that combines innovative spend analytics and spend decision support. It offers analysis of supplier reported purchasing data using Premier contracts and uses data from pharmacy wholesalers to support analysis of pharmacy spend, including price verification, tier selection, conversions/generic equivalents, non-fulfillment, performance programs and other savings opportunities. Additionally, SpendAdvisor® offers advanced analytics and tier/conversion modeling on purchase order or invoice data submitted by the health system to identify price, negotiation and conversion savings opportunities. All data is cleansed, standardized and matched to Premier data to provide cross-references and benchmarks.

Supply Analytics. Our supply analytics solution represents the next generation of SaaS application designed to help members take cost out of their supply chain. The supply analytics tools build on the transaction date data contained in SpendAdvisor®, but also include operational metrics that help members better understand utilization patterns and benchmarks. Premier has developed an intuitive, user-friendly dashboard that allows users to quickly understand all purchasing trends within their organization, across all lines of business, including capital and purchased services.

Catalog Management. We recently launched catalog management services designed to help members maintain quality item data and up-to-date contract pricing in their Enterprise Resource Planning (ERP) systems. We leverage our own repository of supply chain data to help members cleanse and normalize the item and supplier information in their ERP systems. This solution is fully integrated with our GPO contract offerings, and helps members load the correct pricing in their systems. We leverage the recently acquired Meddius integration technology to maintain this information over time, and ensure ongoing accuracy.

EXPRESSBuy®. EXPRESSBuy® offers our members coordinated, limited-time, volume-driven purchasing opportunities that provide savings beyond regular contract pricing. Through a proprietary web-based application on PremierConnect®, we offer our members the opportunity to aggregate committed volumes and achieve additional price discounts while allowing our suppliers to sell targeted products, including time-sensitive or excess inventory, more efficiently and at reduced costs.

ValueAdvisor®. ValueAdvisor® SaaS application is a workflow and knowledge sharing tool that automates the value analysis process within a health system and supports collaboration with other members. Reporting capabilities enable organizations to track all items that are entered through the value analysis process, the status of the request and related request information.

PremierConnect Labor

OperationsAdvisor® Benchmarking. OperationsAdvisor® Benchmarking is a SaaS-based labor management application that serves both acute and ambulatory care settings and integrates productivity measurement with benchmarking, comparative data analysis, and quality measures. It measures performance against peer facilities at the corporate, facility and departmental levels. It also provides hospital-specific and department-specific cost, time and financial data for comparisons through a number of standard and ad hoc reporting capabilities. Members are able to compare operational performance against peers and national benchmarks, identify attainable performance improvement opportunities, and reduce labor costs.

OperationsAdvisor® Productivity. Our OperationsAdvisor® Productivity SaaS application allows hospitals and systems the ability to establish labor expense and productivity targets and measure performance on a daily, biweekly, or monthly basis. The reports graphically present actionable information to managers and help drive a culture of accountability using watch list and action planning features. OperationsAdvisor™ Productivity can also tie quality outcomes to productivity reporting for a comprehensive review of how staffing can affect other performance measures.

PremierConnect Population Health

PopulationFocus™. Our PopulationFocus™ SaaS application, which incorporates the solutions offered through our strategic partnership with Verisk Analytics Inc., enables healthcare providers to analyze discrete populations of patients whose care they are attempting to manage. Data for PopulationFocus™ is based on post-adjudicated healthcare claims acquired from payer entities (e.g., Medicare, commercial payers, third party administrators) for the specific set of patients within the defined population. The solution provides a web-based user interface that allows users to run reports and perform analysis on the defined population of patients, using the proprietary models and algorithms to produce value-added information used for decision-making.

CareFocus™. Our CareFocus™ SaaS application is offered through our strategic partnership with Phytel, Inc. CareFocus™ provides the technology, services and expertise to deliver timely, coordinated care to patients. The CareFocus™ solution affords our members the opportunity to close gaps in care and care transitions through ongoing patient engagement, visit reminders and post-discharge follow-up. By automating large-scale patient outreach and working in the background, it helps physicians efficiently reach patients who need follow-up, services and education in self-care.

PremierConnect® Enterprise Analytics

PremierConnect® Enterprise (PCE) is a next-generation, cloud-based enterprise data warehouse and end-to-end business intelligence platform, formerly referred to as the Enterprise Provider Analytics Platform. It includes: action-oriented analytics and predictive insights designed to manage the enterprise across the continuum of care; transformational services that build new competencies, including operational and technical agility; and access to the Data Alliance Collaborative, a national provider-led community for knowledge sharing and co-development.

Performance Improvement Collaboratives

QUEST® Collaborative. Through our QUEST® Collaborative (QUEST®), we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. QUEST® builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to hospitals for high quality in several clinical areas and reported quality data on its website. The collaborative currently targets improvements in six domains, including evidence-based care, cost of care, patient experience, harm avoidance, mortality and readmissions. As of June 30, 2014, QUEST® had approximately 350 participating U.S. hospitals working together and utilizing our SaaS informatics products to develop highly standardized quality, safety and cost metrics. QUEST® seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists today. We believe that our members who participate in QUEST® are better prepared to deal with healthcare reform requirements and, by improving in the six domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.

Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members' Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members.

PACT™-Partnership for Care Transformation Collaboratives. Our Partnership for Care Transformation Collaboratives, or PACT™ Collaboratives, are focused on helping members develop effective models of care for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care for a defined population (i.e., accountable care organizations). Our PACT™ Collaboratives provide members with the opportunity to share accountable care developmental strategies, programs, and other best practices. These collaboratives provide valuable assistance to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts.

Partnership for Patients Collaborative.   We participate in the CMS-established Partnership for Patients initiative, a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form the Partnership for Patients to decrease preventable hospital-acquired conditions and readmissions. Our Hospital Engagement Network (HEN) serves as a mobile classroom with Clinical Improvement Advisors (CIAs).

Data Alliance Collaborative. A group of the nation’s leading health systems have launched the Data Alliance Collaborative to ensure that healthcare providers get the technology and analytics they really need. These forward-thinking providers are working together with Premier to disrupt the way healthcare information technology is developed. Data Alliance Collaborative members are using integrated data - clinical, claims, labor, supply chain, administrative, financial, patient experience, genomics, etc. - to find new insights and answer the complex questions that transformation is putting to them. They are innovating collaboratively to meet their current needs and they are creating the conceptual and technical foundation that enables them to respond nimbly to an uncertain future.

Advisory Services.   Our advisory services, provided through Premier Performance Partners, seek to drive change and improvement in cost reduction, quality of care and patient safety. Premier Performance Partners offers expertise and capabilities in the following areas: clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items, reform readiness assessment, service line improvement, strategic and business planning and supply chain transformation.

Using various specialists and advisors, we provide wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs. Certain of these specialists, called performance partners, drive clinical, financial and operational improvement through the use of our SaaS informatics products. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using the QA application, these clinical performance partners mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts lasting from one to five years in duration.

We provide a data-driven approach and expertise to deliver guaranteed results in reducing costs, increasing margin and improving quality. Our consultants offer consultative services in the following areas: care coordination and physician engagement, clinical and operational performance, facilities and capital asset management, organizational transformation, physician preference items (PPI), population health operations and analytics, purchased services assessment, reform readiness, revenue cycle management and RAC readiness, service line improvement, strategic and business planning and supply chain transformation. We use an income statement method to address every area affecting the member's bottom line, finding opportunities in both revenue enhancement and expense management.

Insurance Services.   We provide insurance programs and services to assist U.S. hospital and healthcare system members with liability and benefits insurance services, along with risk management services. We design insurance programs and services for our members to improve their quality, patient safety and financial performance while lowering costs. We provide management services for American Excess Insurance Exchange, Risk Retention Group, a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain U.S. hospital and healthcare system members. We also negotiate the purchase of other insurance products from commercial insurance carriers on behalf of our members.

Pricing and Contracts

We generate revenue from our supply chain services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs and through product sales in connection with our specialty pharmacy and direct sourcing activities. Our performance services segment has three main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives, and (iii) professional fees for our advisory services.

Supply Chain Services

In connection with the Reorganization and IPO, our member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and the IPO. Pursuant to the terms of its GPO participation agreement, each of these member owners receive revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through our GPO supplier contracts. In addition, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fees revenue for fiscal year 2014, each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Subject to certain termination rights, these GPO participation agreements are for an initial five-year term, although our two largest regional GPO member owners have entered into agreements with seven-year terms. The terms of the GPO participation agreements vary as a result of provisions in our existing arrangements with member owners that conflict with the terms of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements with certain terms that vary from the standard form, which were approved by the member agreement review committee of our board of directors, based upon regulatory constraints, pending merger and acquisition activity or other exigent circumstances affecting those member owners. Historically, certain non-owner members have operated under, and following the completion of the Reorganization and IPO, continue to operate under, contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the current GPO participation agreements following the Reorganization.

In our specialty pharmacy, we earn revenue from product sales and other services. Revenues are earned through traditional pharmacy dispensing services (i.e., retail and mail order), as well as “specialty pharmacy” services, including administrative coordination, patient care management, and data management reporting functions. Our specialty pharmacy contracts generally range from one to three years in length and, except for exclusive networks, there are generally no guaranteed sales associated with a payer network contract.

In our direct sourcing activities, we earn revenue from product sales. Products are sold to our members through direct shipment and distributor and wholesale channels. Products are also sold to regional medical-surgical distributors and other non-healthcare industries (i.e. foodservice). We have contracts with our members that buy products through our direct shipment option. These contracts do not usually provide a guaranteed purchase or volume commitment requirement.

Performance Services

SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 110 to 160 days following contract execution before the SaaS informatics products can be fully utilized by the member.

Performance improvement collaborative and other service subscription revenue to support our offerings in cost management, quality and safety and population health management is recognized over the service period, which is generally one year.

       Professional fees for advisory services are sold under contracts, the terms of which vary based on the nature of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied. Fees are based either on time and materials or the savings that are delivered.

Sales

       We conduct sales through our embedded field force, our dedicated national sales team and our Premier Performance Partners advisors, collectively comprised of approximately 520 employees as of June 30, 2014.

       Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2014, our field force was deployed to nine regions across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.

       Our sales team provides national sales coverage for establishing initial member relationships and works with our field force to increase sales to existing members. We recently implemented regional sales teams to align with the nine regions in our field force model.

       Our Premier Performance Partners team identifies and targets advisory engagements and wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs.

Intellectual Property

       We offer our members a range of products to which we claim intellectual property rights, including online services, best practices content, databases, electronic tools, web-based applications, performance metrics, business methodologies, proprietary algorithms, software products and advisory services deliverables. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, domain names and other intellectual property rights that, in the aggregate, are of material importance to our business.

We protect our intellectual property by relying on federal, state and common law rights, as well as contractual arrangements. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

Research and Development

       Our research and development, or R&D, expenditures primarily consist of our strategic investment in internally developed software to further our initiatives, and new product development in the areas of cost management, quality and safety and population health management. We have also made significant investments in our recently introduced PremierConnectTM Enterprise offering, formerly called Enterprise Provider Analytics Platform. We expensed $3.4 million and $9.4 million for R&D activities and capitalized software development costs of $41.1 million and $31.3 million for fiscal years 2014 and 2013, respectively. We experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Competition

       The markets for our products and services in both our supply chain services segment and performance services segment are fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, user needs and the frequent introduction of new products and services. We have experienced and expect to continue to experience intense competition from a number of companies.

The primary competitors to our supply chain services segment are other large GPOs such as Amerinet Inc., HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc., MedAssets, Inc. and Novation LLC. In addition, we compete against certain healthcare provider-owned GPOs in this segment. Our specialty pharmacy competes with Caremark Inc. (owned by CVS Caremark Corporation), Curascript, Inc./Accredo (owned by Express Scripts Holding Co.), Diplomat Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.

The competitors in our performance services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Caradigm USA LLC, Cerner Corporation, Epic Systems Corporation, McKesson Corporation, Oracle Corporation and Truven Health Analytics Inc., and (ii) consulting and outsourcing firms such as The Advisory Board Company, Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc. and Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.).

With respect to our products and services across both segments, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvements through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. With respect to our products and services across both of our business segments, we also compete on the basis of price.

Government Regulation

General

       The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.

We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A - Risk Factors” for a more detailed discussion.

Affordable Care Act

       In March 2010, President Obama signed into law the PPACA, amended by the Affordable Care Act. The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. The timetable for implementing many provisions of the Affordable Care Act remains unsettled, and we do not know what effect the federal Affordable Care Act or state law proposals may have on our business.

Civil and Criminal Fraud and Abuse Laws

       We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. These laws and regulations include:

       Anti-Kickback Laws.     The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of "remuneration" has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Certain statutory and regulatory safe harbors exist that protect specified business arrangements from prosecution under the Anti-Kickback Statute if all elements of an applicable safe harbor are met, however these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud and abuse.

       HHS created certain safe harbor regulations which, if fully complied with, assure parties to a particular arrangement covered by a safe harbor that they will not be prosecuted under the Anti-Kickback Statute. However, these safe harbors are narrow and often difficult to comply with. We attempt to structure our group purchasing services and pricing discount arrangements with suppliers to meet the terms of the safe harbor for GPOs set forth at 42 C.F.R. § 1001.952(j) and the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. From time to time, HHS, through its Office of Inspector General, makes formal and informal inquiries, conducts investigations and audits the business practices of GPOs, including our GPO, the result of which could be new rules, regulations or in some cases, a formal enforcement action.

To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our Reorganization and IPO on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the DOJ will concur that these actions satisfy their applicable rules and regulations.

       False Claims Act.     Our business is also subject to numerous federal and state laws that forbid the submission or "causing the submission" of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the FCA prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the FERA have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

       Privacy and Security Laws.     HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individually identifiable health information, referred to as "protected health information." The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. In addition to establishing these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.

       Our specialty pharmacy, our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." From time to time, as part of our specialty pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives.  As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a "business associate" of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA require us to enter into "business associate agreements" with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

(i) as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,
(ii) that we will implement reasonable administrative, organizational, physical and technical safeguards to protect such information from misuse,
(iii) that we will enter into similar agreements with our agents and subcontractors that have access to the information,
(iv) that we will report security incidents and other inappropriate uses or disclosures of the information, and
(v) that we will assist the covered entity with certain of its duties under HIPAA.

       With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. On January 17, 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expand the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS. The 2013 final rule became effective on March 26, 2013 and the compliance date for most provisions was September 23, 2013. The modifications to the HIPAA Breach Notification Rule requirements are currently effective and being enforced.

       Transaction Requirements.     HIPAA also mandates format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. As of March 31, 2012, healthcare providers are required to comply with Version 5010. Use of the ICD-10 code sets is not mandated until October 1, 2014. We are actively working to make the proper modifications in preparation for the implementation of ICD-10.

       Other Federal and State Laws.     In addition to our obligations under HIPAA there are other federal laws that impose specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. Most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements, and special rules for so-called "sensitive" health information, such as mental health, genetic testing results, or HIV status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.

       We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal ONCHIT is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are yet unable to predict what, if any, impact the creation of such standards and the further developments at ONCHIT will have on the necessary specifications or demand for our products, services, or on associated compliance costs.

Antitrust Laws

       The Sherman Antitrust Act and related federal and state antitrust laws prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. The antitrust laws are complex laws that generally prohibit conspiracies and agreements between competitors that can unreasonably restrain trade. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, first issued in 1993, or the Healthcare Statements, the DOJ and the FTC set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers. Under this antitrust safety zone, the DOJ and FTC will not challenge, except in extraordinary circumstances, joint purchasing arrangements among healthcare providers that meet two basic conditions: (i) the purchases made by the healthcare providers account for less than 35% of the total sales of the purchased product or service in the relevant market; and (ii) the cost of the products and services purchased jointly account for less than 20% of the total revenues from all products and services sold by each competing participant in the joint purchasing arrangement.

       We have attempted to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. However, no assurance can be given that enforcement authorities will agree with this assessment. From time to time, the group purchasing industry comes under review by congress and other governmental bodies with respect to antitrust laws. In connection with the 2002 hearing by the U.S. Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights, we and other operators of GPOs formed the HSCA which developed a code of conduct to assure compliance with ethical and legal standards, including the antitrust laws. In addition, in 2002 we adopted our own Code of Conduct in consultation with a leading ethicist.

       On August 11, 2009, we and several other operators of GPOs received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among us and our members, distributors, manufacturers and other suppliers, and requesting certain information about the services we perform and the payments we receive in connection with our GPO programs. On September 25, 2009, we and several other operators of GPOs received a request for information from the GAO, also concerning our services and relationships with our members in connection with our GPO programs. Subsequently, we and other operators of GPOs received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled "Group Purchasing Organizations-Services Provided to Customers and Initiatives Regarding Their Business Practices." On that same day, the Minority Staff of the U.S. Senate Finance Committee released a report titled "Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations." On March 30, 2012, the GAO released a report titled "Group Purchasing Organizations-Federal Oversight and Self-Regulation."

       Congress, the DOJ, the FTC, the U.S. Senate or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors.

       During the past 15 years, we have been named as a defendant in lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. No such litigation is currently pending.

Governmental Audits

       Because we act as a GPO for healthcare providers that participate in governmental programs, our group purchasing services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and Medicaid standards and requirements. We will continue to respond to these government reviews and audits but cannot predict what the outcome of any future audits may be or whether the results of any audits could significantly or negatively impact our business, our financial condition or results of operations.

Compliance Department

       We have developed a compliance program that is designed to ensure that our operations are conducted in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with a compliance manual that has been developed to communicate our code of conduct, standards of conduct, and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics and Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.

Employees

       As of June 30, 2014, we employed approximately 1,600 persons, approximately 57% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange
Commission (the “SEC”). You may read and copy the documents that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain further information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also inspect these reports and other information without charge at a website maintained by the SEC. The address of this site is http://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.

We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), Instagram (http://instagram.com/premierha), Foursquare (https://foursquare.com/premierha) and Premier’s blog (http://actionforbetterhealthcare.com).

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. An investment in our Class A common stock involves a high degree of risk. Before evaluating our company or making an investment in our Class A common stock, you should carefully consider the following risks, as well as the other information contained in this annual report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects. As a result, the trading price of our Class A common stock could decline, and you may lose part or all of your investment. This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. Some statements in this annual report, including such statements in the following risk factors, constitute forward‑looking statements. See the section entitled “Cautionary Note Regarding Forward‑Looking Statements.” More detailed information concerning other risk factors as well as those described below is contained in other sections of this annual report.

Risks Related to Our Business

We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

We deliver products and services through two business segments: our supply chain services segment and our performance services segment. The market for our products and services in each segment is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, user needs and the frequent introduction of new products and services.

The primary competitors to our supply chain services segment are other large GPOs such as Amerinet Inc., HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc., MedAssets, Inc. and Novation LLC. In addition, we compete against certain healthcare provider‑owned GPOs in this segment. Our specialty pharmacy competes with Caremark Inc. (owned by CVS Caremark Corporation), Curascript, Inc./Accredo (owned by Express Scripts Holding Co.), Diplomat Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.

The competitors in our performance services segment range from smaller niche companies to large, well-financed and technologically‑sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Caradigm USA LLC, Cerner Corporation, Epic Systems Corporation, McKesson Corporation, Oracle Corporation and Truven Health Analytics Inc., and (ii) consulting and outsourcing firms such as The Advisory Board Company, Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc. and Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.).

With respect to our products and services across both segments, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater name recognition, have larger member bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services, and make more attractive offers to our members.

With respect to our products and services across both of our segments, we also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement and financial stress experienced by our members. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

We cannot be certain that we will be able to retain our current members or expand our member base in this competitive environment. If we do not retain current members or expand our member base, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members’ organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, certain of our members may also move their business to another GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

We may experience significant delays in, or an inability to increase, revenue if the sales cycle with potential new members takes longer than anticipated.

A key element of our strategy is to market the various products and services in our supply chain services and performance services segments directly to healthcare providers, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing members. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. If we are unable to sell additional products and services to existing members, or enter into and maintain favorable relationships with other healthcare providers, it could have a material adverse effect on our business, financial condition and results of operations.

Member participation in our GPO programs may be terminated with limited or no notice and/or without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.

Prior to our Reorganization, we generally provided products and services to our non-owner members participating in our GPO programs under contracts that could be cancelled with limited or no notice and/or without significant termination payments. In addition, we have had, and may in the future have, other members that participate in our GPO programs without a contractual relationship. In connection with the Reorganization, we entered into new GPO participation agreements, which became effective upon the completion of the Reorganization and our IPO, with all of our member owners existing immediately prior to the completion of the Reorganization. These GPO participation agreements are generally terminable at any time by either party, upon one year’s prior written notice, in the event of a change of control of the member owner, and are also terminable for convenience upon one year’s prior written notice, at any time after the second anniversary of the beginning of the applicable term, as well as terminable for cause under certain circumstances (including, due to a material breach of the terms of the GPO participation agreement). Also, in the event that a member owner ceases to be a party to a GPO participation agreement (except in certain limited circumstances), Premier LP will have the option to redeem all of such member owner’s Class B common units pursuant to the exchange agreement at a purchase price set forth in the LP Agreement. Therefore, our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services. We believe that establishing and maintaining a good professional reputation and name recognition are critical for attracting and retaining member participation in our GPO programs. Promotion and enhancement of our name will depend largely on our success in continuing to provide high quality products and services. Therefore, our brand name and reputation will suffer if members do not perceive our products and services to be effective or of high quality or if there are inaccuracies or defects in our solutions.

Members may also seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans or economic conditions in general.

When contracts are reduced, cancelled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially. Additionally, the loss of any of our members could negatively impact our membership‑driven business model strategy.

Our business strategy that involves reducing the prices for certain products and services in our supply chain services segment may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.

In order to maintain and develop new relationships with members in our supply chain services segment, we look for ways to reduce the prices that they pay for products and services. However, success in serving the members by reducing the prices they pay suppliers for products and services will reduce the administrative fees we receive in respect of such transactions that correlate to such prices.

In order to maintain or increase our revenues and margins while implementing these strategies, we would have to increase sales volumes of existing products and services or introduce and sell new products and services in amounts sufficient to compensate for the reduced revenue effect of price reductions. If our competitors in these lines of business similarly reduce or obtain lower prices for their members, as applicable, this may create further challenges. We cannot assure you that our business strategies will be successful, which could have a material adverse effect on our business, financial condition and results of operations.

The markets for our non-GPO services and products may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

While the products and services in our non-GPO lines of business are becoming more accepted, the market for these products and services remains narrowly based, and it is uncertain whether these products and services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives relating to businesses other than the GPO business, particularly if those businesses do not grow significantly. We are currently focusing on data analytics and other technology opportunities and our success will depend to a substantial extent on the willingness of potential new members, large and small, to increase their use of our SaaS informatics products. Many companies have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our services. Furthermore, some companies may be reluctant or unwilling to use our services, because they have concerns regarding the risks associated with the security and reliability of, among other things, the technology delivery model associated with these services. If companies do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition and results of operations.

Our members are highly dependent on payments from third‑party healthcare payers, including Medicare, Medicaid and other government‑sponsored programs, and reductions or changes in third‑party reimbursement could adversely affect these members and consequently our business.

Our members derive a substantial portion of their revenue from third‑party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members purchase or otherwise obtain through us is available to our members from governmental health programs, private health insurers, managed care plans and other third‑party payers. These third‑party payers are increasingly using their enhanced bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members’ ability to obtain adequate reimbursement for our products and services.

If third‑party payers do not approve products for reimbursement or fail to reimburse for them adequately, our members may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services. In addition, CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs to the extent that such fees meet CMS’s “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, which could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us. Any such changes, as well as other current and future efforts by payers to limit reimbursement for certain drugs may have an adverse impact on our business, financial condition and results of operations.

Government actions could also limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our members. Specifically, CMS may implement a competitive bidding program for selected items paid for by the Medicare program. We cannot predict which products from any of our businesses will ultimately be affected or whether or when the competitive bidding process will be extended to our businesses. The implementation of the competitive bidding program could have an adverse impact on our business, financial condition and results of operations.

We rely on the administrative fees we receive from our GPO suppliers and the failure to maintain contracts with these GPO suppliers could adversely affect our business, financial condition and results of operations. A termination of any relationship or agreement with a GPO supplier could also negatively affect our relationships with our members.

Historically, we have derived a substantial amount of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers who provide products and services to our members at reduced costs and who pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days’ notice. Therefore, we rely heavily on our relationships with our GPO suppliers. Supplier commitment to our GPO has been, and will continue to be, a crucial element to our supply chain services business model. There can be no assurances that our relationships with our suppliers will continue on existing terms or at all. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees pursuant to our arrangement with that supplier, which could adversely affect our business, financial condition and results of operations.

If we cannot demonstrate to our suppliers the value of our GPO or other products and services, we may lose contracts or favorable contract terms with our suppliers which may result in our inability to maintain our member agreements or win new business. In addition, if we lose a relationship with a GPO supplier we may not be able to negotiate similar arrangements for our members with other suppliers on the same terms and conditions or at all, which could damage our reputation with our members and, in turn, have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain our relationships with third‑party providers or maintain or enter into new strategic alliances, we may be unable to grow our current base business.

Our business strategy includes entering into and maintaining strategic alliances and affiliations with leading service providers and other GPOs. We work closely with our members to penetrate new product markets and expand our current market capabilities. We may not achieve our objectives through these relationships or through our relationships with our third‑party providers or strategic alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors, develop or acquire products and services that compete with our products and services, experience financial difficulties, be acquired by one of our competitors or other third party or exit the healthcare industry, any of which may adversely affect our relationship with them. In addition, in many cases, these companies may terminate their relationships with us for any reason with limited or no notice. If existing relationships with third‑party providers or strategic alliances are adversely impacted or are terminated or we are unable to enter into relationships with leading healthcare service providers and other GPOs, we may be unable to maintain or increase our industry presence.

If we are not able to offer new and innovative products and services, we may not remain competitive and our revenue and results of operations may suffer.

Our success depends on providing products and services within our supply chain services and performance services segments that healthcare providers use to improve clinical, financial and operational performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ requirements that could make our existing technology obsolete. Additionally, some healthcare information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by healthcare providers. These developments may adversely impact the demand for our products and services. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high quality products and services that members and potential new members will want. Our operating results would also suffer if our innovations are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity, or are not effectively brought to market. Many of our existing member relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to member preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members and be unable to obtain new members and our results of operations may suffer. In addition, cancellation of any of our products and services after implementation has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.

We derive a significant portion of our revenues from our largest members.

Our top five members, who are all participants in our group purchasing programs, comprised approximately 18% of our consolidated net revenues for fiscal year 2014. Our largest member, GNYHA Purchasing Alliance, LLC and its member organizations, comprised approximately 8.4% of our consolidated net revenues for the same period. The sudden loss of any of our members that are participants in our group purchasing programs could materially and adversely affect our operating results. In addition, certain of our top five members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our supply chain services segment and the loss of any of these additional members could also materially and adversely affect our operating results.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

Our strategy includes growth through acquisitions. Future acquisitions may not be completed on acceptable terms and acquired assets or businesses may not be successfully integrated into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner,

•	assuming potential liabilities of an acquired company,

•	managing the potential disruption to our ongoing business,

•	distracting management focus from our core businesses,

•	having difficulties in identifying and acquiring products, technologies, or businesses that will help our business,

•	entering new markets in which we have little to no experience,

•	impairing relationships with employees, members, and strategic partners,

•
failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies,

•	the amortization of purchased intangible assets,

•
incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits, and

•	diluting the share value and voting power of existing stockholders.

The anticipated benefits of our previous acquisitions may not materialize. Future acquisitions or dispositions could result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition. We anticipate that acquisitions will play a larger role in our business strategy in the future, and there can be no assurances that any future acquisitions will be successful.

In addition, expenses associated with potential acquisitions, including among other things, due diligence costs, legal, accounting, technology and financial advisor fees, travel, and internal resources utilization can be significant. These expenses are required to be incurred regardless of the outcome on any potential acquisition opportunity. In instances where acquisitions are not ultimately completed these expenses cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.

We may become subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, which from time to time may include claims relating to commercial, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, and other material limitations on our business.

From time to time, we have been named as a defendant in lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.

We may become subject to additional litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of the Class A common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract officers and directors. In addition, certain litigation matters could adversely impact our commercial reputation, which is critical for attracting and retaining member participation in our GPO programs and suppliers.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand and our business.

Our ability to deliver our performance services segment products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third‑party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We are also currently in the process of migrating some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, and other natural disasters,

•	communications failures,

•	software and hardware errors, failures, and crashes,

•	security breaches, computer viruses, and similar disruptive problems, and

•	other potential interruptions.

Any disruption in the network access, telecommunications, or co-location services provided by these third‑party providers or any failure of or by these third‑party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these third‑party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions, or delays experienced in connection with these third‑party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and could expose us to third‑party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

The reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet‑based services.

Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers may adversely affect our reputation and relationships with existing members, which could have a negative impact on our business, financial condition and results of operations.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our software. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may be discovered in the future. Any defects or errors could expose us to risk of liability to members and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or member satisfaction with our products and services or cause harm to our reputation.

Furthermore, our members might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to significant member relations problems.

Moreover, our internal data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities, and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we are currently in the process of migrating some of our data center operations to third-party data-hosting facilities. Data center facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to miss service level agreements in our agreements with our members, which could negatively affect our ability to retain existing members and attract new members.

If our security measures are breached or fail and unauthorized access is obtained to a member’s data, or our members fail to obtain proper permissions for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services, and we may incur significant liabilities.

Our services involve the web-based storage and transmission of members’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third‑party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and efforts to prevent future occurrences.

We rely upon our members as users of our system for key activities to promote security of the system and the data within it, such as administration of member-side access credential verification and control of member-side display of data. On occasion, our members have failed to perform these activities. Failure of members to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and members. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. Any breach of our security could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we require our members in both of our business segments to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, such a failure could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our business, financial condition and results of operations.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.

We manage and store various proprietary information and sensitive or confidential data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members that may impede our critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our members or other third parties could expose us, our members, or other third parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including IBM and 3M. We also obtain a portion of the data that we use from government entities, public records and from our members for specific member engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our informatics products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by our members. If these members revoked their consent for us to maintain, use, de‑identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our members would be materially adversely impacted and it would have a material adverse effect on our business, financial condition and results of operations.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications (although we currently believe this risk is remote given the “off-the-shelf” nature of these licenses and that standard operating procedures and practices utilized by these third parties would generally afford us sufficient time to effectively transition to other readily available sources without significant long-term impact to our business). Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

We may rely on partners and other third parties to provide members with a single‑source solution.

From time to time, we may engage teaming partners or other third parties to provide our members with a single‑source solution. For example, through partnerships with leading suppliers such as Verisk Analytics Inc., Phytel Inc. and Activate Networks, Inc., we offer performance improvement collaboratives and clinical, financial and operational SaaS informatics products, such as PopulationFocus, CareFocus, NetworkFocus and QualityAdvisor. While we believe that we perform appropriate due diligence on our teaming partners and other third parties, we cannot guarantee that those parties will comply with the terms set forth in their agreements. We may have disputes with our teaming partners or other third parties arising from the quality and timeliness of their work, member concerns about them or other matters. Performance deficiencies or misconduct by our teaming partners or other third parties could result in a member terminating our contract for default and/or could adversely affect our member relationships. We may be exposed to liability and we and our members may be adversely affected if a teaming partner or other third party fails to meet its contractual obligations.

Our use of “open source” software could adversely affect our ability to sell our products and subject us to possible litigation.

The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache‑style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses and other open source licenses. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license.

If an author or other party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations. If our defenses were not successful, we could be subject to significant damages, be enjoined from the distribution of our products that contained the open source software, and be required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts in the prescription drug industry, including our contracts with our specialty pharmacy members, generally use “average wholesale price,” or AWP, which is published by a third party, as a benchmark to establish pricing for prescription drugs. Various federal and state government agencies and prosecutors, as well as legislators and private litigants, have challenged the use of AWP for prescription drug reimbursement, as well as the manner by which AWP is calculated. In 2011, First DataBank, a significant provider of AWP information, discontinued publishing such information. Other publishers, such as MediSpan, reduced their reported AWP prices. These events have raised uncertainties as to whether certain third parties will continue to publish AWP, which may result in the inability of payers, pharmacy providers and others in the prescription drug industry to continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing pricing within the industry. Due to these uncertainties, we are unable to anticipate what, if any, future impact this will have on our member contracts or our business strategy generally. Therefore, we can give no assurance that the short or long-term impact of such changes to industry pricing benchmarks will not have a material adverse effect on our business, financial condition and results of operations in future periods.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.

We dispense significant volumes of brand-name and generic drugs from our specialty pharmacies. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

Our ability to grow our specialty pharmacy could be limited if we do not maintain and expand our existing base of drugs, if we lose patients or if manufacturers limit or cease doing business with us.

Our specialty pharmacy focuses on complex and high-cost medications that serve a relatively small patient population. Due to this limited patient population, our future growth relies in part on maintaining and expanding our base of drugs or penetration in certain treatment categories. Sales volumes at our specialty pharmacy could also be negatively impacted due to increases in the safety risk profiles or manufacturing issues of specific drugs, product withdrawals by manufacturers or transitions to over-the-counter products. Any loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.

In addition, industry trends may result in health plans contracting with a single provider for specialty pharmacy services and manufacturers limiting their business with regional providers of these services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business, financial condition and results of operations could be adversely affected.

Our direct sourcing activities depend on contract manufacturing facilities located in various parts of the world, and any physical, financial, regulatory, environmental, labor or operational disruption or product quality issues could result in a reduction in sales volumes and the incurrence of substantial expenditures.

As part of our direct sourcing activities, which are a part of our supply chain services segment, we contract with manufacturing facilities in various parts of the world, including facilities in China, which are subject to operating hazards and interruptions. Operations at these manufacturing facilities could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, a major catastrophe such as an earthquake, hurricane, flood, tsunami or other natural disaster, or significant labor strikes, work stoppages, or political unrest. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in materially reduced revenues and cash flow in our direct sourcing activities. In addition our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

A substantial portion of the manufacturing for our direct sourcing activities is conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources. Additionally, the facilities in China with which we contract are particularly susceptible to rising labor costs and interruptions as a result of minimum wage laws, scheduling and overtime requirements, labor disputes and strikes.

If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Susan D. DeVore, our President and Chief Executive Officer, Michael J. Alkire, our Chief Operating Officer, Craig S. McKasson, our Senior Vice President and Chief Financial Officer, Keith J. Figlioli, our Senior Vice President of Healthcare Informatics, and Durral R. Gilbert, our President of Supply Chain Services are critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. DeVore, Mr. Alkire, Mr. McKasson, Mr. Figlioli, Mr. Gilbert or any of our other executive officers or key personnel could have a material adverse effect on our business, financial condition and results of operations. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our success also depends upon our ability to identify, hire and retain other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology or confidential information and we may lose our competitive advantage.

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections.

We utilize a combination of internal and external measures to protect our proprietary software and confidential information. Such measures include contractual protections with employees, contractors, members, and partners, as well as U.S. copyright laws.

We protect the intellectual property in our software pursuant to customary contractual protections in our agreements that impose restrictions on our members’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on internal policies applicable to our employees and consultants that acknowledge our ownership of all intellectual property developed by the individual during the course of his or her work with us. These member agreements and internal policies applicable to our employees and consultants also require each person to maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of these agreements and policies, and we may not be able to enforce our rights adequately against these parties. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially adversely affect any competitive advantage we may have over any such competitor.

These protections may not be adequate, and we cannot assure you that they will prevent misappropriation of our intellectual property. Other companies could independently develop similar or competing technology without violating our proprietary rights. The process of enforcing our intellectual property rights through legal proceedings would likely be burdensome and expensive, and our ultimate success cannot be assured. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

If we are deemed to infringe, misappropriate or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We could be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our applications’ functionality overlaps with competitive products and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We do not believe that we have infringed or are infringing on any valid or enforceable proprietary rights of third parties. However, we cannot assure you that infringement, misappropriation or claims alleging intellectual property violations will not be asserted against us. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our members at significant expense.

In addition, a number of our contracts with our members contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have limited visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

If we are required to collect sales and use taxes on the products and services we sell in certain jurisdictions or intend to sell online, we may be subject to tax liability for past sales, future sales may decrease and our financial condition may be materially and adversely affected.

Rules and regulations applicable to sales and use tax vary significantly by tax jurisdiction. In addition, the applicability of these rules given the nature of our products and services is subject to change.

We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing sales and use taxes on a broader range of products and services than those currently so taxed, including products and services sold online. A successful assertion by one or more taxing authorities that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past and future sales, decrease our ability to compete and otherwise harm our business.

In addition, sales tax is currently not imposed on the administrative fees we collect in connection with our GPO programs. If sales tax were imposed in the future on such fees, the profitability of our GPO programs may be materially and adversely affected.

If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products and services, including products and services sold online, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. If we are required to collect and pay back taxes (and the associated interest and penalties) and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our members and may adversely affect our ability to retain existing members or to gain new members in the areas in which such taxes are imposed.

We may need to obtain additional financing which may not be available or, if it is available, may result in dilution to our then-existing stockholders.

We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements,

•	develop or enhance our technological infrastructure and our existing products and services,

•	fund strategic relationships,

•	respond to competitive pressures, and

•	acquire complementary businesses, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted, and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

Our future indebtedness could adversely affect our business and our liquidity position.

On June 24, 2014, we entered into a five-year $750 million unsecured revolving credit facility, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $250 million on terms and conditions mutually acceptable to the parties. As of June 30, 2014, we had no amounts outstanding under this credit facility.

Nonetheless, our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations,

•	limit our ability to obtain additional financing to operate our business,

•
require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements,

•	limit our flexibility to plan for and react to changes in our business and the healthcare industry,

•	place us at a competitive disadvantage relative to some of our competitors that have less debt than us,

•	limit our ability to pursue acquisitions, and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.

In addition, our unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. In addition, the credit facility requires us to meet specified financial ratios and tests.

Our cash flows, quarterly revenues and results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of certain factors, some of which may be outside of our control.

Certain of our member contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. For example, accounting principles do not allow us to recognize revenue associated with the implementation of certain products and services in our performance services segment until the implementation has been completed, at which time we begin to recognize revenue over the life of the contract or the estimated remaining member relationship period, whichever is longer. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed.

Certain of our member agreements provide for guaranteed levels of savings in which some portion or all of our fees are at risk and refundable if our products and services do not result in the achievement of these financial performance targets. The amount of guaranteed savings in the member agreements in place on June 30, 2014 represent approximately 1% of our net revenue in the event that no savings are identified. These member agreements are reviewed and approved by the member agreement review committee of our board of directors, which is comprised of our independent directors and our president and chief executive officer, in order to manage and protect potential conflict of interest issues with member owners. If we are unable to meet or exceed savings guarantee levels, we may be required to pay any difference between savings that were guaranteed and the savings, if any, which were actually achieved. To the extent that any revenue is subject to contingency for the non-achievement of a performance target, we only recognize revenue upon member confirmation that the financial performance targets have been achieved. If a member fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed. Additionally, certain of our contracts include the potential for a payment based on a percentage achieved on certain financial performance targets, which we may or may not earn when expected or at all.

Our group purchasing services rely on participating suppliers to provide periodic reports of their sales volumes to our members and resulting administrative fees to us. If a supplier fails to provide such reporting in a timely and accurate manner, our ability to recognize administrative fees revenue will be delayed or prevented.

Certain of our fees are based on timing and volume of member invoices processed and payments received, which are often dependent upon factors outside of our control.

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	our ability to offer new and innovative products and services,

•	regulatory changes, including changes in the healthcare laws,

•	unforeseen legal expenses, including litigation and settlement costs,

•	the purchasing and budgeting cycles of our members,

•	the lengthy sales cycles for our products and services, which may cause significant delays or an inability to generate revenues,

•	pricing pressures with respect to our future sales,

•	the timing and success of our or our competitors’ new product and service offerings,

•	member decisions, especially those involving our larger member relationships, regarding renewal or termination of their contracts,

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure,

•	the amount and timing of costs related to the development, adaptation or acquisition of technologies or businesses,

•	the financial condition of our current and potential new members, and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any significant shortfall in revenue would have a direct and material adverse impact on our business, financial condition and results of operations. We believe that our quarterly results of operations may vary significantly in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of the Class A common stock could decline substantially. In addition, any adverse impacts on the Class A common stock may harm the overall reputation of our organization, cause us to lose members and impact our ability to raise additional capital in the future.

Risks Related to Healthcare Regulation

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the GPO business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our products and services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of programs and services that we sell to our members. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act. The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to promote community‑based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Regulations for implementing many provisions of the Affordable Care Act are being released on an ongoing basis, and we do not know what effect the federal Affordable Care Act or any state law proposals may have on our business.

If we fail to comply with federal and state laws governing financial relationships among healthcare providers and submission of false or fraudulent claims to government healthcare programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. From time to time we and others in the healthcare industry have received inquiries or requests to produce documents in connection with such activities. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Certain statutory and regulatory safe harbors exist that protect specified business arrangements from prosecution under the Anti-Kickback Statute if all elements of an applicable safe harbor are met, however these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud and abuse. We cannot assure you that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities or those of our suppliers or members, violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

In 2005, the Department of Health and Human Services, or HHS, Office of Inspector General conducted an extensive audit of the business practices of three GPOs, including us, and published a report indicating that of the $1.8 billion in administrative fees that these GPOs collected over a four-year period, $1.3 billion exceeded their operating expenses. Of this amount, $898 million was returned to hospitals. The report found certain deficiencies in the manner in which the hospitals reflected these fees on their cost reports to Medicare. The HHS Office of Inspector General took no enforcement action against us or, to our knowledge, either of the other GPOs. The report did not identify any of our business practices, or relationships with suppliers or our members, which in its view violated the Anti-Kickback Statute. In response to these findings, the HHS Office of Inspector General recommended that CMS provide specific guidance on the proper treatment on Medicare cost reports of revenue distributions received from GPOs. CMS issued an update to its provider reimbursement manual in December 2011 specifying that these distributions must be properly accounted for on such cost reports. The 2005 report and subsequent CMS guidance suggest that the various forms of value received by our U.S. hospital members and health system member owners in connection with or related to the Reorganization and our IPO (including, without limitation, increases in the fair market value of equity held by such member owners, proceeds from the purchase of Class B common units from such member owners immediately following our IPO and as a result of subsequent exchanges, Premier LP cash distributions, administrative fee revenue share paid by Premier LP to our members based upon their member facilities’ purchases through GPO supplier contracts and payments under the tax receivable agreements) should be appropriately reflected in their cost reports to Medicare, and we have sought to structure those arrangements so that they can be appropriately reflected. Our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with the Reorganization and our IPO on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. We cannot assure you, however, that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, would concur with such approach. Any determination by a state or federal agency that the provision of such forms of value violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

In the lead-up to our IPO, we received correspondence from one of our major GPO competitors expressing concern that the manner in which our IPO was explained to our current and prospective member owners could violate the Anti-Kickback Statute. One letter attached a brief analysis prepared by the competitor’s outside counsel, which concluded that the opportunity to participate in our IPO could constitute a form of remuneration for purposes of the Anti-Kickback Statute and that if the other requisite elements of an Anti-Kickback Statute violation were present, the extension by us of such opportunity could violate the Anti-Kickback Statute. We believe that our discussions with then-current and prospective member owners regarding our IPO were conducted in compliance with the Anti-Kickback Statute and other applicable laws. However, no assurance can be given that enforcement authorities will agree with our assessment. Although a process exists for requesting advisory opinions from the HHS Office of Inspector General regarding compliance of particular arrangements with the Anti-Kickback Statute, we have not sought such an opinion and do not believe that the issues raised in the competitor’s correspondence are capable of being addressed in an advisory opinion since the content and specifics of each discussion would be at issue. Any determination by a state or federal agency that the manner in which the opportunity to participate in our IPO was presented to our member owners and prospective member owners, either in and of itself or when viewed in conjunction with the requirements for ownership in Premier LP and participation in our group purchasing program or the various forms of value received by our member owners in connection with or related to our IPO, violated any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

On July 23, 2013, the HHS Office of Inspector General published Advisory Opinion 13‑09 addressing a transaction proposed to be undertaken by the competitor referred to in the preceding paragraph. Under this proposal, the competitor, which is a publicly‑traded company, would issue stock to certain of its current and prospective customers in exchange for the customers’ agreement to extend or enter into a five‑ to seven‑year contract that would require the customer to commit not to decrease its historical level of purchases through the competitor’s GPO supplier contracts over the term of the contract and to agree to a reduction in the percentage of administrative fee revenue share paid by the competitor to such customer on an annual basis. The amount of stock given to each customer would be equal to the amount of the reduction in revenue share due to the customer over the term of the contract. The HHS Office of Inspector General concluded that the competitor’s proposed transaction could potentially generate prohibited remuneration under the Anti‑Kickback Statute and that the HHS Office of Inspector General could potentially impose administrative sanctions on the competitor in connection with the arrangement. The HHS Office of Inspector General first noted that the granting of stock to customers would not fit within the discount safe harbor and therefore must be assessed based on the totality of the facts and circumstances. The HHS Office of Inspector General then observed that when a GPO passes through administrative fees to its customers, such fees could be treated as discounts on the price of goods sold by the vendors and the GPO and its customers could meet the reporting and other requirements of the discount safe harbor. This in turn could reduce costs to federal healthcare programs. The HHS Office of Inspector General asserted that the competitor’s proposed arrangement, to the contrary, would result in a portion of a customer’s revenue share, which would otherwise be reflected as a reduction in expense on the customer’s cost reports, being exchanged for stock which would have no potential to benefit payers, including federal healthcare programs. The HHS Office of Inspector General cited three additional factors which, in its view, increase the risk of fraud and abuse posed by the competitor’s proposed transaction: (i) the customers receiving stock would be required to extend their contracts (or enter into new contracts) with the competitor’s GPO for five to seven years; (ii) the stock granted by the competitor would be tied to the customers’ past purchases; and (iii) customers would not be permitted to decrease their volume of purchases through the competitor’s group purchasing contracts. In the HHS Office of Inspector General’s view, the combination of these three factors would result in customers potentially being rewarded with stock based upon their past referrals and being locked into long‑term contracts under which they would be forced to maintain historical purchasing levels for an extended period of time regardless of whether the competitor is getting them the best prices. We believe that the terms of the Reorganization are distinguishable from those described in Advisory Opinion 13‑09 requested by our competitor. As discussed above, we periodically receive and respond to questions from government agencies on various matters and we recently responded to an informal request from the HHS Office of Inspector General to enumerate the factors that distinguish our Reorganization from the fact pattern in Advisory Opinion 13-09 and to discuss how the GPO Participation Agreements comply with the discount safe harbor to the Anti-Kickback Statute. There is no safe harbor to the Anti-Kickback Statute that is applicable to the Reorganization in its entirety across all of the agreements, and no assurance can be given that the HHS Office of Inspector General or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms of our Reorganization or our relationship with our members violate the Anti‑Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

These laws and regulations may change rapidly and it is frequently unclear how they apply to our business. Errors in claims submitted by our specialty pharmacies and pharmacy benefits management businesses, as well as errors created by our products or advisory services that relate to entry, formatting, preparation or transmission of claim or cost report information by our members may be determined or alleged to be in violation of these laws and regulations. Any failure of our businesses or our products or services to comply with these laws and regulations, or the assertion that any of our relationships with suppliers or members violated the Anti-Kickback Statute and therefore caused the submission of false or fraudulent claims, could (i) result in substantial civil or criminal liability, (ii) adversely affect demand for our services, (iii) invalidate all or portions of some of our member contracts, (iv) require us to change or terminate some portions of our business, (v) require us to refund portions of our services fees, (vi) cause us to be disqualified from serving members doing business with government payers, and (vii) have a material adverse effect on our business, financial condition and results of operations.

If current or future antitrust laws and regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, and other material limitations on our business.

We are subject to federal and state laws and regulations designed to protect competition which, if enforced in a manner adverse to us or our business, could have a material adverse effect on our business, financial condition and results of operations. The group purchasing industry has previously been under review by members of the U.S. Senate with respect to antitrust laws. In 2002, the U.S. Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights conducted a series of hearings concerning the activities of GPOs, including us. As a response to the Senate Subcommittee inquiry, we and other operators of GPOs formed the Healthcare Supply Chain Association (formerly the Healthcare Industry Group Purchasing Association), or HSCA, which developed a code of conduct to assure compliance with ethical and legal standards, including the antitrust laws. In addition, in 2002 we adopted our own Code of Conduct in consultation with a leading ethicist. As part of these Senate investigations, the U.S. General Accounting Office, or GAO, published two reports. The first report included an examination of GPO pricing. The second report investigated contracting practices used by GPOs with regard to administrative fees, sole source contracts and bundling arrangements and discussed the various codes of conduct implemented by the GPOs to address these practices.

On August 11, 2009, we and several other operators of GPOs received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among us and our members, distributors, manufacturers and other suppliers, and requesting certain information about the services we perform and the payments we receive in connection with our GPO programs. On September 25, 2009, we and several other operators of GPOs received a request for information from the GAO, also concerning our services and relationships with our members in connection with our GPO programs. Subsequently, we and other operators of GPOs received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations-Services Provided to Customers and Initiatives Regarding Their Business Practices.” On that same day, the Minority Staff of the U.S. Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations.” On March 30, 2012, the GAO released a report titled “Group Purchasing Organizations-Federal Oversight and Self-Regulation.” In February, 2014, the GAO released a report examining the current situation regarding shortages of certain drugs and contributing factors to those shortages. Among the areas examined was the role of GPOs as a potential cause of the drug shortages. While the report cited some stakeholder perspectives and studies related to GPOs contributing to the cause of drug shortages, the report did not make any recommendations related to GPOs. In early 2014 we along with four other GPOs received a survey from the GAO inquiring about purchasing volume, administrative fees and business activities. We have responded to all the questions and are now awaiting a report from the GAO on GPOs. No assurance can be given regarding the outcome of the report, any further inquiries or actions arising or resulting from the report, or any related impact on our business, financial condition or results of operations.

Congress, the DOJ, the Federal Trade Commission, or FTC, the U.S. Senate or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business, financial condition and results of operations. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors.

During the past 15 years, we have been named as a defendant in lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. No such litigation is currently pending. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.

We cannot guarantee that the antitrust laws will ultimately be enforced in a manner consistent with our interpretation. If we are found to be in violation of the antitrust laws we could be subject to civil and criminal penalties. The occurrence of any of these events could significantly harm our business, financial condition and results of operations.

Potential healthcare reform and new regulatory requirements placed on our software, services and content could impose increased costs on us, delay or prevent our introduction of new services types and impair the function or value of our existing service offerings.

Our services may be significantly impacted by healthcare reform initiatives and could be subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If additional substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may also render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. Such reforms may also make introduction of new service offerings more costly or more time-consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.

Federal and state privacy, security and breach notification laws may increase the costs of operation and expose us to civil and criminal government sanctions and third‑party civil litigation.

We must comply with extensive federal and state requirements regarding the use, retention, security and re-disclosure of patient/beneficiary healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individually identifiable health information, referred to as “protected health information.” The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. In addition to establishing these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly reassess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.

Our specialty pharmacy, our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” From time to time, as part of our specialty pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a “business associate” of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA require us to enter into “business associate agreements” with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,

•	that we will implement reasonable administrative, organizational, physical and technical safeguards to protect such information from misuse,

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information,

•	that we will report security incidents and other inappropriate uses or disclosures of the information, and

•	that we will assist the covered entity with certain of its duties under HIPAA.

With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. On January 17, 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expand the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS. The 2013 final rule became effective on March 26, 2013 and the compliance date for most provisions is September 23, 2013. The modifications to the HIPAA Breach Notification Rule requirements are currently effective and being enforced.

Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks, could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.

In addition to our obligations under HIPAA there are other federal laws that impose specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. Finally, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements, and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, or HIV status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are yet unable to predict what, if any, impact the creation of such standards and the further developments at ONCHIT will have on the necessary specifications or demand for our products, services, or on associated compliance costs.

Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain members and attract new members.

HIPAA also mandates format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. As of March 31, 2012, healthcare providers are required to comply with Version 5010. Use of the ICD-10 code sets is not mandated until October 1, 2015. We believe we have made the proper modifications in preparation for the implementation of ICD-10. However, we may not be successful in responding to these changes and any changes in response that we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications in supporting members that are not fully compliant with the revised requirements as of the applicable compliance date.

Our group purchasing, specialty pharmacy and direct sourcing activities can be adversely affected by product safety concerns and regulation.

Most of the products offered through our GPO supplier contracts, specialty pharmacies and direct sourcing activities are subject to direct regulation by federal and state governmental agencies. We rely upon suppliers who use our services to meet all quality control, packaging, distribution, labeling, hazard and health information notice, record keeping and licensing requirements. In addition, we rely upon the carriers retained by our suppliers to comply with regulations regarding the shipment of any hazardous materials.

We cannot guarantee that the suppliers are in compliance with applicable laws and regulations. If suppliers or the providers with whom we do business have failed, or fail in the future, to adequately comply with relevant laws or regulations, we could become involved in governmental investigations or private lawsuits concerning these regulations. If we were found to be legally responsible in any way for such failure, we could be subject to injunctions, penalties or fines which could have an adverse effect on our business, financial condition and results of operations. Furthermore, any such investigation or lawsuit could cause us to expend significant resources and divert the attention of our management team, regardless of the outcome, and thus could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Structure

Premier, Inc. is a holding company with no operations of its own, and it depends on distributions from Premier LP to pay taxes, make payments under the tax receivable agreements or pay any cash dividends, if declared, on our Class A common stock.

Premier, Inc. is a holding company with no operations of its own and it currently has no independent ability to generate revenue. Consequently, its ability to obtain operating funds currently depends upon distributions from Premier LP to Premier GP and from Premier GP to Premier, Inc. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP’s financing agreements, Premier GP causes Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP’s total taxable income for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier, Inc. It is anticipated that these quarterly distributions will facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to the holders of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP’s financing agreements or applicable law. Premier GP distributes any amounts it receives from Premier LP to Premier, Inc., which Premier, Inc. uses to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements, and (iii) meet its obligations to the member owners under the exchange agreement if they elect to convert their Class B common units for shares of our Class A common stock and we elect to pay some or all of the consideration to such member owners in cash.

In addition, pursuant to the GPO participation agreements, Premier LP is contractually required to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner’s member facilities through our GPO supplier contracts. Additionally, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fee revenue for fiscal year 2014, each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner’s member facilities through the member owner’s own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Finally, certain non-owner members have historically operated under, and following the completion of the Reorganization and our IPO, continue to operate under, contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we have been providing to our member owners under our current GPO participation agreements.

To the extent that Premier, Inc. needs funds, and Premier LP is restricted from making such distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. The declaration and payment of future dividends by us, if at all, will be at the discretion of our board of directors and will depend on, among other things, our operating results and cash flow from Premier LP’s operations, our strategic plans and such other factors as our board of directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.

Different interests among our member owners or between our member owners and us, including with respect to related party transactions, could prevent us from achieving our business goals.

For the foreseeable future, we expect that a majority of our board of directors will include directors and executive officers of our member owners and other directors who may have commercial relationships with our member owners. Certain of our member owners could have business interests that may conflict with those of the other member owners, which may make it difficult for us to pursue strategic initiatives that require consensus among our member owners.

In addition, our relationship with our member owners, who are both our members and own a significant percentage of our common stock and the units of Premier LP, could create conflicts of interest among the member owners, or between the member owners and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our member owners. In addition, conflicts of interest may arise among the member owners based on certain allocations of net profits that the member owners may receive in proportion to their relative participation in our products and services. Except as set forth in the tax receivable agreements and the GPO participation agreements with the member owners and in the LP Agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a member owner or between member owners. We may not be able to resolve any potential conflicts between us and a member owner and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

Our ability to use the net proceeds from future issuances of our Class A common stock is limited.

The LP Agreement requires that we contribute to Premier LP the net proceeds received by us from any issuance of additional shares of our Class A common stock (other than exchanges under the exchange agreement) in exchange for newly issued Class A common units in Premier LP based on the fair market value of our Class A common stock at the time of the transfer. As a result, such proceeds will not be immediately available to us for our working capital requirements or other general corporate purposes.

Our member owners are able to exercise significant control over us, including through the election of all of our directors.

Our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Class B common stock, giving them control of approximately 78% of the combined voting power of our Class A common stock and Class B common stock. Pursuant to the terms of the voting trust agreement, the trustee will vote all of the member owners’ Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, our member owners have the ability to elect all of the members of our board of directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, our member owners own 100% of our outstanding Class B common units, representing approximately 78% of the units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners’ tax or other considerations even where no similar benefit would accrue to us.

Our member owners are able to exercise a greater degree of influence in the operation of our business and that of Premier LP and the management of our affairs and those of Premier LP than is typically available to stockholders of a publicly‑traded company. Even if our member owners own a minority economic interest in Premier LP, they may be able to continue to exert significant influence over us and Premier LP through their ownership of our Class B common stock and the voting trust agreement among the member owners and the trustee of Premier Trust.

We are exempt from certain corporate governance requirements because we are a “controlled company” within the meaning of NASDAQ rules. As a result, our stockholders do not have the protections afforded by these corporate governance requirements, which may make our Class A common stock less attractive to investors.

Our member owners, acting as a group pursuant to the terms of the voting trust agreement, own more than 50% of the total voting power of our outstanding common stock and we are a “controlled company” under NASDAQ corporate governance standards. As a controlled company, we are not be required by NASDAQ for continued listing of Class A common stock to (i) have a majority of independent directors, (ii) maintain an independent compensation committee or (iii) maintain an independent nominating function. We are taking advantage of all of these exemptions from NASDAQ listing requirements. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could make our Class A common stock less attractive to some investors or could otherwise harm our Class A common stock price. Additionally, if our member owners reduce their ownership of our outstanding voting stock such that we no longer qualify as a “controlled company,” we will incur costs to recruit qualified independent directors to our board and to establish and maintain independent compensation and nominating and governance committees, which may reduce the amount of cash otherwise available to Premier LP for distributions, working capital or general corporate purposes.

The agreements between us and our member owners were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.

The contractual agreements that we have with each of our member owners were negotiated in the context of an affiliated relationship in which representatives of our member owners and their affiliates comprised a significant portion of our board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of our member owners, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances, which could have a material adverse effect on our business, financial condition and results of operations.

Any payments made under the tax receivable agreements with our member owners will reduce the amount of overall cash flow that would otherwise be available to us.

As a result of our acquisition of Class B common units of Premier LP from the member owners in connection with our IPO, and any subsequent exchanges of Class B common units with us for shares of Class A common stock, we expect to become entitled to special tax benefits attributable to tax basis adjustments involving amounts generally equal to the difference between our purchase price for the acquired Class B common units (or, in the case of an exchange, the value of the shares of Class A common stock issued by us) and our share of the historic tax basis in Premier LP’s tangible and intangible assets that is attributable to the acquired Class B common units. Under our tax receivable agreements, we must pay to the member owners 85% of the amount, if any, by which our tax payments to various tax authorities are reduced as a result of these special tax benefits. We are also obligated to make certain other payments on the occurrence of certain events that would terminate the agreement with respect to certain member owners. The tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of any exchanges between us and the member owners, the amount and timing of our income and the amount and timing of the amortization and depreciation deductions and other tax benefits attributable to the tax basis adjustments.

As a result of our use of proceeds from our IPO and assuming that Premier is able to timely benefit from the anticipated tax benefits, we anticipate that the aggregate amount of payments to be made by us under the tax receivable agreements to the member owners will be approximately $192.3 million, generally payable over the 15 years (under the current law) beginning in the year the income tax return is filed for the fiscal year ended June 30, 2014. As mentioned above, payments under the tax receivable agreements are made as Premier realizes tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and subsequent exchanges between us and the member owners. The foregoing amount reflects payments with respect to the initial purchase of Class B common units and not additional amounts that may be payable under the tax receivable agreements if subsequent exchanges of Class B common units are made by the member owners. We expect to fund our payments under the tax receivable agreements from distributions we receive from Premier LP.

The tax receivable agreements provide that, in the event that we exercise our right to early termination of the tax receivable agreements, or in the event of a change in control or a material breach by us of our obligations under the tax receivable agreements, the tax receivable agreements will terminate, and we will be required to make a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreements, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment and termination payments to the member owners could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring Class B common units from the member owners because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination.

The member owners will not reimburse us for any excess payments that may previously have been made under the tax receivable agreements, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to the member owners will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments under the tax receivable agreements in excess of our cash tax savings, which could materially impair our financial condition.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners.

Under the tax receivable agreements, we are entitled to retain 15% of the total tax savings we realize as a result of increases in tax basis created by the purchase of Class B common units, as well as any future exchanges of Class B common units for our Class A common stock, and as a result of certain other tax benefits attributable to payments under the tax receivable agreements.

Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

Changes to Premier LP’s allocation methods may increase a tax-exempt limited partner’s risk that some allocated income is unrelated business taxable income.

The LP Agreement provides for the allocation of retained income to the limited partners of Premier LP, in part, according to the number of units owned rather than relative participation of the limited partners. A member owner that is a tax-exempt limited partner of Premier LP whose relative Class B common unit ownership is high compared to its relative participation may conclude, based on an analysis of its own facts and circumstances, that it has more unrelated business taxable income, or UBTI, subject to tax than it had reported in the past, or may be at increased risk that the Internal Revenue Service, or IRS, will seek to increase the amount of income reported by the tax-exempt limited partner as UBTI. Further, the LP Agreement provides for the allocation of distributed income to be adjusted based on facts and circumstances as are determined appropriate by Premier GP. Such adjustments may also increase the amount of income reported by certain tax-exempt limited partners as UBTI. Any increase in UBTI may cause a limited partner to leave Premier LP, which could have an adverse effect on our business, financial condition and results of operations.

Premier LP may issue additional limited partnership units without the consent of our Class A common stockholders, which could have a dilutive effect on our stockholders.

Premier LP may issue additional limited partnership units to third parties without the consent of our Class A common stockholders, which would reduce our ownership percentage in Premier LP and would have a dilutive effect on the amount of distributions made to us by Premier LP and, therefore, the amount of dividends, if any, we can make to our Class A common stockholders. Any newly admitted Premier LP limited partners will receive Class B common units in Premier LP and an equal amount of shares of our Class B common stock. They will also become parties to the exchange agreement, the registration rights agreement, the voting trust agreement and the tax receivable agreements, on the same terms and conditions as the member owners. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our Class A common stock.

Our certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws and the LP Agreement and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	divide our board of directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control,

•
authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive,

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates,

•	do not permit stockholders to take action by written consent other than during the period following our IPO in which we qualify as a “controlled company” within the meaning of NASDAQ rules,

•	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chair of our board or the chief executive officer,

•	require advance notice to be given by stockholders for any stockholder proposals or director nominees,

•	require a super‑majority vote of the stockholders to amend our certificate of incorporation, and

•
allow our board of directors to make, alter or repeal our bylaws but only allow stockholders to amend our bylaws upon the approval of 66 2/3% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the DGCL which limits, subject to certain exceptions, the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation’s outstanding voting securities, or certain affiliated persons.

The exchange agreement contains rights of first refusal in favor of the other member owners and Premier LP in the event that a member owner desires to exchange its Class B common units for shares of our Class A common stock, cash or a combination of both. In addition, the tax receivable agreements contain a change of control provision which, if triggered, would require us to make a one-time cash payment to the member owners equal to the present value of the payments that are forecasted to be made under the tax receivable agreements based on certain assumptions.

These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of us or Premier LP.

Risks Related to Our Class A Common Stock

Our future issuance of common stock and/or preferred stock could dilute the voting power of our common stockholders and adversely affect the market value of our Class A common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Class A common stock and holders of shares of our Class B common stock, either by diluting the voting power of our Class A common stock and Class B common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our Class A common stock and holders of shares of our Class B common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive. For example, investors in the Class A common stock may not wish to purchase Class A common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Class A common stock at the lower conversion price causing economic dilution to the holders of Class A common stock.

In addition, we could issue a significant number of shares of Class A common stock and/or Class B common stock in the future. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Class A common stock.

If we are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities would be restricted.

A company that does not actively trade in securities may nevertheless be an investment company as defined in the Investment Company Act of 1940, as amended, or the Investment Company Act, if it owns “investment securities” having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole significant asset is our indirect ownership of Class A common units of Premier LP. As the sole owner of Premier GP, the general partner of Premier LP, we control Premier LP and we believe our interest in Premier LP is not an “investment security” as that term is used in the Investment Company Act. We also believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because we “primarily control” and engage in business through Premier LP, which is not an investment company. We expect that we and Premier LP will continue to structure our organizations and conduct our operations so that we will not be deemed an investment company under the Investment Company Act. A determination that our direct interest in Premier GP or our indirect interest in Premier LP is an investment security for purposes of the Investment Company Act and that we do not primarily control and engage in business through Premier LP could result in our being considered an investment company. If that were to happen, we could become subject to registration and other burdensome requirements of the Investment Company Act, including limitations on our capital structure, our ability to issue securities and our ability to enter into transactions with our affiliates. A need to comply with those requirements could make it impractical for us to continue our business as contemplated herein and could have a material adverse effect on our business, financial condition and results of operations.

The requirements of being a newly public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Sarbanes‑Oxley Act, NASDAQ rules, including those promulgated in response to the Sarbanes‑Oxley Act, and the Dodd-Frank Act. The requirements of these rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we have and will continue to commit significant resources, hire additional staff and provide additional management oversight. We have and will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the new rules and regulations to which we are subject as a result of being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors. Finally, we expect to incur additional costs once we lose “emerging growth company status.”

We have a limited operating history as a publicly‑traded company, and our relative inexperience could materially and adversely affect us and our stockholders.

Our IPO was completed in October 2013 and we have a limited operating history as a publicly‑traded company. Our board of directors and senior management team have overall responsibility for our management and only a limited number of our directors or members of our senior management team have prior experience in operating a public company. As a publicly‑traded company, we are required to develop, implement and maintain substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and NASDAQ obligations. We cannot assure you that management’s past or limited current experience will be sufficient to successfully develop, implement and maintain these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes‑Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as an emerging growth company, and thus, we are exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ requirements, among other items. Establishing these internal controls have been and will continue to be costly and may divert management’s attention.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

While we currently qualify as an “emerging growth company” under the JOBS Act, we cannot be certain whether taking advantage of the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors. Once we lose emerging growth company status, the costs and demands placed upon our management are expected to increase.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we are permitted, and we are omitting the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes‑Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”) as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under this registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile and could cause our stock price to decline.

We may lose emerging growth status within a relatively short period of time on account of our public float exceeding $700 million or our annual gross revenues exceeding $1 billion. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.

Because we have a smaller public float, an active market for our Class A common stock may not be sustained

Prior to our listing in October 2013, there was no public market for our Class A common stock. Our member owners control approximately 78% of the voting power of our common stock through their ownership of our Class B common stock, which is not publicly traded. As a result, our Class A common stock shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our Class A common stock share price may experience significant volatility and may not necessarily reflect the value of our expected performance. We cannot assure you that a regular trading market of our Class A common stock on NASDAQ or elsewhere will be sustained. Accordingly, we cannot assure you of your ability to sell your Class A common stock when desired, or at all, or the prices that you may obtain for such Class A common stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, Class A common stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

Our stock price may be volatile and may fluctuate or decline substantially.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to holders of Class A common stock, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The substantial number of shares of Class A common stock that will be eligible for sale or exchange in the near future could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.

We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale will have on the market price of our Class A common stock from time to time. At June 30, 2014, we had 32,375,390 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.

At June 30, 2014, there were 112,510,905 Class B common units of Premier LP outstanding. In connection with the Reorganization and IPO, Premier, Inc., Premier LP and the member owners entered into an exchange agreement which became effective upon the completion of the Reorganization and IPO. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the exchange agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the audit committee (or another committee of independent directors) of our board of directors, subject to certain restrictions. This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the exchange agreement, the member owner will also surrender one corresponding share of Class B common stock, which will automatically be retired. Any shares of Class A common stock issued as part of this exchange would be “restricted securities,” as defined in Rule 144 of the Securities Act, or Rule 144. In connection with the Reorganization and our IPO, we entered into a registration rights agreement with the member owners which became effective upon the completion of the Reorganization and our IPO that requires us to register under the Securities Act the resale of these shares of Class A common stock.

In addition, we may issue and sell in the future additional shares of our Class A common stock, including the shares of Class A common stock issuable upon exchange of the Class B common units outstanding from time to time, subject to certain contractual restrictions, including those restrictions set forth in the exchange agreement and restrictions under the Securities Act.

We do not intend to pay any cash dividends on our Class A common stock in the foreseeable future.

We do not expect to pay any dividends on our Class A common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.

Even if we decide in the future to pay any dividends, Premier, Inc. is a holding company with no independent operations of its own, and depends on distributions from Premier LP to pay taxes, make payments under the tax receivable agreements or pay any cash dividends on our Class A common stock. Deterioration in the financial conditions, earnings or cash flow of Premier LP and its subsidiaries for any reason could limit or impair their ability to pay cash distributions or other distributions to Premier, Inc. (indirectly through Premier GP). Premier LP and its subsidiaries may be restricted from distributing cash to Premier GP by, among other things, applicable law or regulation or under the terms of our unsecured revolving credit facility.

Future issuances of debt securities, which would rank senior to shares of our Class A common stock upon our liquidation, and future issuances of equity securities (including units of Premier LP), which would dilute the holders of shares of our existing Class A common stock and may be senior to shares of our Class A common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of shares of our Class A common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before holders of shares of our Class A common stock. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional issuances of our Class A common stock, directly or through convertible or exchangeable securities (including Class B common units), warrants or options, will dilute the holders of shares of our existing Class A common stock and such issuances or the perception of such issuances may reduce the market price of shares of our Class A common stock. Our preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our Class A common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising efforts. Thus, holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities or our other borrowings will reduce the market price of shares of our Class A common stock and dilute their ownership in us.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to fifteen years in total beyond that date. We also lease our specialty pharmacy location in Fort Lauderdale, Florida, our advocacy public affairs office in Washington, DC, and several other smaller facilities. Our headquarters and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.

Item 3. Legal Proceedings

We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties and other material limitations on our business.

From time to time we have been named as a defendant in several lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.

Additional information relating to certain legal proceedings in which we are involved is included in Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been publicly traded on the NASDAQ Global Select Market under the ticker symbol "PINC" since September 26, 2013. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not publicly traded. The following table sets forth, for the periods indicated, the high and low prices of our Class A common stock on the NASDAQ Global Select Market.

Price Range of Common Stock
	Price Range
	of Common Stock
Year ended June 30, 2014	High	Low
Fourth Quarter	$35.00	$26.52
Third Quarter	$38.87	$32.04
Second Quarter (from September 26, 2013)	$38.51	$29.30

Holders

Based on the stock transfer records of our Class A common stock transfer agent, as of August 29, 2014, there were 32,376,283 shares of our Class A common stock issued and outstanding, held by one holder of record. Because substantially all of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by the record holder. As of August 29, 2014, 112,020,016 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Premier Trust. However, our Class B common stock is beneficially owned by our 179 member owners.

Dividend Policy

We did not pay any dividends during the fiscal year ended June 30, 2014. We do not anticipate paying any cash dividends for the foreseeable future. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities include restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters incorporated herein by reference.

Purchases of Equity Securities

There were no repurchases of equity securities during the year ended June 30, 2014. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Company Stock Performance

The performance graph below shows a nine-month comparison of the total cumulative return, assuming reinvestment of dividends, had $100 been invested at the close of business on September 26, 2013 (our first trading day), in each of:

•	our Class A common stock;

•	the Standard & Poor’s S&P 500® stock index; and

•	a peer group of companies selected by us.

We have used a customized peer group, a group also used by our compensation committee for benchmarking purposes, for peer comparison purposes because we believe this group provides an accurate representation of our peers. The peer group consists of Advisory Board Co., Allscripts Healthcare Solutions, Inc., Athenahealth, Inc., Cardinal Health, Inc., Cerner Corp., HMS Holdings Corp., Huron Consulting Group, Inc., McKesson Corp., MedAssets, Inc., Navigant Consulting, Inc., Owens & Minor, Inc., and Quality Systems, Inc.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock. Research Data Group, Inc. provided us with the data for the indices presented below. We assume no responsibility for the accuracy of the indices’ data, but we are not aware of any reason to doubt its accuracy.

Value of Investment as of Stated Date:
Company/Index Name	9/26/2013	6/30/2014
Premier, Inc. Class A Common Stock*	$100.00	$94.62
S&P 500	$100.00	$118.40
Peer Group	$100.00	$125.47

* As noted above, we have not paid any cash dividends during the period covered by the graph.

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future.

Item 6. Selected Financial Data
The Company, through its wholly owned subsidiary, Premier GP, holds an approximately 22% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier LP. The limited partners' approximately 78% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
After the completion of the Reorganization following the consummation of our IPO, PHSI became our consolidated subsidiary and is considered our predecessor for accounting purposes. Accordingly, PHSI's consolidated financial statements are our historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries. Refer to Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements of this Annual Report for further information related to the IPO and the Reorganization.
We derived the selected historical consolidated financial data presented below for the years ended June 30, 2014, 2013, 2012, and 2011 from the audited consolidated financial statements and related notes of Premier, Inc, and PHSI, as applicable, included elsewhere in this Annual Report. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.
We have reclassified certain prior period amounts to be consistent with the current period presentation.

The following tables set forth selected historical consolidated financial and operating data for the four-year period ended June 30, 2014 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements contained elsewhere herein.

	Year ended June 30,
(In Thousands, Except Per Share Amounts)	2014	2013	2012 (1)	2011 (2)
Consolidated Statements of Income Data:
Net revenue:
Net administrative fees (3)	$464,837	$519,219	$473,249	$457,951
Other services and support	233,186	205,685	178,552	158,179
Services	698,023	724,904	651,801	616,130
Products	212,526	144,386	116,484	64,628
Total Net Revenue	910,549	869,290	768,285	680,758
Cost of revenue:	307,625	237,413	189,719	119,875
Gross profit	602,924	631,877	578,566	560,883
Operating expenses:
Selling, general and administrative	294,421	248,301	240,748	242,863
Research and development	3,389	9,370	12,583	8,685
Amortization of purchased intangible assets	3,062	1,539	3,146	3,463
Total Operating Expenses	300,872	259,210	256,477	255,011
Operating income	302,052	372,667	322,089	305,872
Other income, net (4)	58,274	12,145	12,808	11,092
Income before income taxes	360,326	384,812	334,897	316,964
Income tax expense	27,709	9,726	8,229	4,704
Net income	332,617	375,086	326,668	312,260
Add: Net (income) loss attributable to noncontrolling interest in S2S Global (5)	(949)	1,479	608	—
Less: Net income attributable to noncontrolling interest in Premier LP (6)	(303,336)	(369,189)	(323,339)	(309,840)
Net income attributable to noncontrolling interest	(304,285)	(367,710)	(322,731)	(309,840)
Net income attributable to shareholders	$28,332	$7,376	$3,937	$2,420
Adjustment of redeemable limited partners' capital to redemption amount	(2,741,588)	—	—	—
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(2,713,256)	$7,376	$3,937	$2,420

Earnings (loss) per share attributable to shareholders - basic	$(105.85)	$1.26	$0.64	$0.39
Earnings (loss) per share attributable to shareholders - diluted	(105.85)	1.26	0.64	0.39
Weighted average shares of outstanding stock - basic	25,633	5,858	6,183	6,273
Weighted average shares of outstanding stock - diluted	25,633	5,858	6,183	6,273

	Year ended June 30,
(In Thousands)	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities, current	291,606	255,619	241,669	251,609
Working capital (7)	198,174	220,893	200,799	193,162
Property and equipment, net	134,551	115,587	101,630	86,140
Total assets	1,246,656	598,916	554,939	532,361
Deferred revenue (8)	15,694	18,880	19,820	17,911
Total liabilities	472,293	213,513	196,990	199,464
Redeemable limited partners' capital (9)	3,244,674	307,635	279,513	257,459
Class A common stock	324	57	61	62
Additional paid-in capital	—	28,866	35,427	36,090
(Accumulated deficit) retained earnings	(2,469,873)	50,599	43,223	39,286
Total stockholders' (deficit) equity	(2,470,311)	77,768	78,436	75,438
(1) Amounts include the results of operations of S2S Global in our supply chain services segment from December 6, 2011 the date of acquisition of 60% of the outstanding shares of common stock of S2S Global for $500,000.
(2) Amounts include the results of operations of Commcare in our supply chain services segment from November 1, 2010, the date of acquisition of all the outstanding shares of common stock of Commcare for $35.9 million.
(3) Following the completion of the Reorganization and IPO, we are contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through our GPO supplier contracts. Prior to the Reorganization and IPO, we did not generally have a contractual requirement to pay revenue share to member owners participating in our GPO programs, but paid semi-annual distributions of partnership income. In addition, certain non-owner members have historically operated under, and, following the Reorganization and IPO, continue to operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the GPO participation agreements following the Reorganization and IPO. As a result, our revenue share expense as a percentage of gross administrative fees increased for the fiscal year ended June 30, 2014 which resulted in a decrease in net administrative fees for the fiscal year ended June 30, 2014 when compared to the actual net administrative fees for the prior fiscal years.
(4) Other income, net consists primarily of equity in net income of unconsolidated affiliates related to our 50% ownership interest in Innovatix, interest income, net and realized gains and losses on our marketable securities (which represent our interest and investment income, net) and gain or loss on disposal of assets.
(5) PSCI currently owns a 60% voting and economic interest in S2S Global. Net loss attributable to noncontrolling interest in S2S Global represents the portion of net loss attributable to the noncontrolling equity holders of S2S Global (40%).
(6) PHSI, through Premier Plans, owned a 1% controlling general partnership interest in Premier LP prior to the Reorganization. Net income attributable to noncontrolling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 78% following the Reorganization and 99% prior to the Reorganization.
(7) Working capital represents the excess of total current assets over total current liabilities.
(8) Deferred revenue is primarily related to deferred subscription fees and deferred advisory fees in our performance services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.
(9) Redeemable limited partners' capital consists of the limited partners' approximately 78% ownership of Premier LP after the Reorganization and IPO and 99% ownership of Premier LP prior to the Reorganization and IPO. Pursuant to the terms of the existing limited partnership agreement of Premier LP, Premier LP is required to repurchase upon the withdrawal of such limited partner and therefore the interest in Premier LP is classified as temporary equity in the mezzanine section of the consolidated balance sheet. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.

Business Overview
Our Business
We are a leading healthcare improvement company, uniting an alliance of approximately 3,000 U.S. hospitals and 110,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2014, we were controlled by 180 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,200 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. The Class B common stock represents approximately 78% of the total of our outstanding Class A common stock and Class B common stock. Our Class A common stock is held by the public following the IPO.
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
Reorganization and IPO
On October 1, 2013, we completed our IPO by issuing 32,374,751 shares of our Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million, after underwriting discounts and commissions, but before expenses. In addition, on October 1, 2013, upon the consummation of the IPO, we completed the Reorganization. See Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements contained herein for more information.
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $3.8 million during fiscal year 2014 and $5.2 million during fiscal year 2013.
Acquisitions
On April 7, 2014, we completed the acquisition of MEMdata, LLC ("MEMdata"), an equipment planning, sourcing and analytics business focused on capital equipment needs for existing medical facilities, as well as those under construction, for $6.2 million. We funded the acquisition with available cash on hand. The primary reason for our acquisition of MEMdata was to enhance our ability to drive meaningful supply chain savings for our hospital and health system members in the high-cost areas of construction and capital equipment acquisitions.
On October 31, 2013 we completed the acquisition of Meddius, LLC for $8.1 million. Meddius is a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting. We funded the acquisition with available cash on hand. The primary reason for our acquisition of Meddius was to augment our capabilities for automated data acquisition across the PremierConnect® platform and associated applications. We anticipate that the the acquisition will also allow us to explore new offerings in the market.
On July 19, 2013, we completed the acquisition of SYMMEDRx, LLC ("SYMMEDRx") for $28.7 million. We funded the acquisition with credit facility borrowings. The primary reason for our acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, was to continue to strengthen our ability to drive improvement in member cost savings.

See Note 4 - Business Acquisitions and Note 25 - Subsequent Events to the audited consolidated financial statements contained herein for more information regarding our acquisition activities.

Gain on Sale of Investment
On March 11, 2014, a subsidiary of Thoma Bravo LLC, a private equity firm, acquired all the outstanding membership interests of Global Healthcare Exchange ("GHX"), in which we owned a 13% interest. Upon completion of the sale, we received proceeds of approximately $38.4 million, resulting in a gain on sale of investment of an equal amount. We expect to continue our business relationship with GHX.

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
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on, and bear financial risk for, outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, population health management and PremierConnect® Enterprise, a cloud-based data warehousing, collaboration and content management solution that allows our members to aggregate and share information on one common platform that is both payer and supplier neutral.

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
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative employees and indirect costs associated with employees that primarily support revenue-generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. General and administrative expenses have increased as a result of being a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
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
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. The low effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income taxes to Premier. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners.
Net Income Attributable to Noncontrolling Interest
As of June 30, 2014, we owned an approximate 22% controlling general partner interest in Premier LP through Premier GP and a 60% voting and economic interest in S2S Global and therefore consolidate their operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (78%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization.

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
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our new revolving facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, Adjusted EBITDA and Adjusted Fully Distributed Net Income are not measurements of financial performance under GAAP, may have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income or any other measure of our performance derived in accordance with GAAP. Some of the limitations of Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Revolving Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, Adjusted EBITDA and Segment Adjusted EBITDA are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income are that it does not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income is not a measure of profitability under GAAP.
We also urge you to review the reconciliation of these non-GAAP measures included elsewhere in this Annual Report. To properly and prudently evaluate our business, we encourage you to review the audited consolidated financial statements and related notes included elsewhere in this Annual Report, and to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income measures, as presented in this Annual Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented pro forma results reflecting the following for all periods presented, to provide a more indicative comparison between current and prior periods:

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

Years Ended June 30, 2014 and 2013
The following table summarizes our actual and pro forma consolidated results of operations for the fiscal years ended June 30, 2014 and 2013 (in thousands):

	Year Ended June 30,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$464,837	51%	$519,219	60%	$423,574	49%	$414,207	54%
Other services and support	233,186	26%	205,685	24%	233,186	27%	205,685	27%
Services	698,023	77%	724,904	84%	656,760	76%	619,892	81%
Products	212,526	23%	144,386	16%	212,526	24%	144,386	19%
Net revenue	910,549	100%	869,290	100%	869,286	100%	764,278	100%
Cost of revenue:						—%		—%
Services	115,740	13%	103,795	12%	115,740	13%	103,795	14%
Products	191,885	21%	133,618	15%	191,885	22%	133,618	17%
Cost of revenue	307,625	34%	237,413	27%	307,625	35%	237,413	31%
Gross profit	602,924	66%	631,877	73%	561,661	65%	526,865	69%
Operating expenses:						—%		—%
Selling, general and administrative	294,421	33%	248,301	29%	294,421	35%	248,301	33%
Research and development	3,389	—%	9,370	1%	3,389	—%	9,370	1%
Amortization of purchased intangible assets	3,062	—%	1,539	—%	3,062	—%	1,539	—%
Total operating expenses	300,872	33%	259,210	30%	300,872	35%	259,210	34%
Operating income	302,052	33%	372,667	43%	260,789	30%	267,655	35%
Other income, net	58,274	6%	12,145	1%	58,274	7%	12,145	2%
Income before income taxes	360,326	40%	384,812	44%	319,063	37%	279,800	37%
Income tax expense	27,709	3%	9,726	1%	24,470	3%	32,539	4%
Net income	332,617	37%	375,086	43%	294,593	34%	247,261	33%
Net (income) loss attributable to noncontrolling interest in S2S Global	(949)	—%	1,479	—%	(949)	—%	1,479	—%
Net income attributable to noncontrolling interest in Premier LP	(303,336)	(33)%	(369,189)	(42)%	(245,646)	(28)%	(218,463)	(29)%
Net income attributable to noncontrolling interest	(304,285)	(33)%	(367,710)	(42)%	(246,595)	(28)%	(216,984)	(29)%
Net income attributable to shareholders	$28,332	4%	$7,376	1%	$47,998	6%	$30,277	4%
Adjustment of redeemable limited partners' capital to redemption amount	$(2,741,588)	nm	$—	nm	$(2,741,588)	nm	$—	nm
Net income (loss) attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(2,713,256)	nm	$7,376	nm	$(2,693,590)	nm	$30,277	nm
Adjusted EBITDA (1)	$392,288	43%	$419,025	48%	$351,025	40%	$314,013	41%
Adjusted Fully Distributed Net Income (2)	na	na	na	na	$188,561	22%	$172,793	23%
nm - Not meaningful
na - Not Applicable

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Year Ended June 30,
	Actual		Pro Forma
	2014	2013	2014	2013
Net income	$332,617	$375,086	$294,593	$247,261
Interest and investment income, net (a)	(1,019)	(965)	(1,019)	(965)
Income tax expense	27,709	9,726	24,470	32,539
Depreciation and amortization	36,761	27,681	36,761	27,681
Amortization of purchased intangible assets	3,062	1,539	3,062	1,539
EBITDA	399,130	413,067	357,867	308,055
Stock-based compensation expense	19,476	—	19,476	—
Acquisition related expenses (b)	2,014	—	2,014	—
Strategic and financial restructuring expenses (c)	3,760	5,170	3,760	5,170
Gain on sale of investment (d)	(38,372)	—	(38,372)	—
Adjustment to tax receivable agreement liability (e)	6,215	—	6,215	—
Other (income) expense, net (f)	65	788	65	788
Adjusted EBITDA	$392,288	$419,025	$351,025	$314,013

Segment Adjusted EBITDA:
Supply Chain Services	$396,470	$431,628	$355,207	$326,616
Performance Services	73,898	56,456	73,898	56,456
Corporate (g)	(78,080)	(69,059)	(78,080)	(69,059)
Adjusted EBITDA	392,288	419,025	351,025	314,013
Depreciation and amortization	(36,761)	(27,681)	(36,761)	(27,681)
Amortization of purchased intangible assets	(3,062)	(1,539)	(3,062)	(1,539)
Stock-based compensation expense	(19,476)	—	(19,476)	—
Acquisition related expenses (b)	(2,014)	—	(2,014)	—
Strategic and financial restructuring expenses (c)	(3,760)	(5,170)	(3,760)	(5,170)
Adjustment to tax receivable liability (e)	(6,215)	—	(6,215)	—
Equity in net income of unconsolidated affiliates	(16,976)	(11,968)	(16,976)	(11,968)
Deferred compensation plan expense	(1,972)	—	(1,972)	—
Operating income	302,052	372,667	260,789	267,655

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(d)	Represents the gain on sale of GHX.

(e)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the TRA liability.

(f)	Represents gains and losses on investments and other assets.

(g)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Year Ended June 30,
	2014	2013
Pro Forma Adjusted Fully Distributed Net Income
Net income attributable to shareholders	$28,332	$7,376
Pro forma adjustment for revenue share post-IPO	(41,263)	(105,012)
Income tax expense	27,709	9,726
Stock-based compensation expense	19,476	—
Acquisition related expenses (a)	2,014	—
Strategic and financial restructuring expenses (b)	3,760	5,170
Gain on sale of investment (c)	(38,372)	—
Adjustment to tax receivable agreement liability	6,215	—
Amortization of purchased intangible assets	3,062	1,539
Net income attributable to noncontrolling interest in Premier LP (d)	303,336	369,189
Pro forma fully distributed income before income taxes	314,269	287,988
Income tax expense on fully distributed income before income taxes (e)	125,708	115,195
Pro Forma Adjusted Fully Distributed Net Income	$188,561	$172,793

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Represents the gain on sale of GHX.

(d)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(e)
Reflects income tax expense at an estimated effective income tax rate of 40% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the year ended June 30, 2014 and 2013, respectively, and our pro forma net revenue for the years then ended, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$464,837	51%	$519,219	60%	$423,574	49%	$414,207	54%
Other services and support	778	—%	471	—%	778	—%	471	—%
Services	465,615	51%	519,690	60%	424,352	49%	414,678	54%
Products	212,526	23%	144,386	16%	212,526	24%	144,386	19%
Total Supply Chain Services	678,141	74%	664,076	76%	636,878	73%	559,064	73%
Performance Services:
Other services and support	232,408	26%	205,214	24%	232,408	27%	205,214	27%
Total net revenue	$910,549	100%	$869,290	100%	$869,286	100%	$764,278	100%
Total net revenue for the year ended June 30, 2014 was $910.5 million, an increase of $41.2 million, or 5%, from $869.3 million for the year ended June 30, 2013. Total pro forma net revenue was $869.3 million for the year ended June 30, 2014, an increase of $105.0 million, or 14%, from pro forma net revenue of $764.3 million for the year ended June 30, 2013.

Supply Chain Services
Our supply chain services segment net revenue for the year ended June 30, 2014 was $678.1 million, an increase of $14.0 million, or 2%, from $664.1 million for the year ended June 30, 2013. Our supply chain services segment pro forma net revenue for the year ended June 30, 2014 was $636.9 million, an increase of $77.8 million, or 14%, from pro forma supply chain services segment net revenue of $559.1 million for the year ended June 30, 2013.
Net administrative fees revenue in our supply chain services segment for the year ended June 30, 2014 was $464.8 million, a decrease of $54.4 million, or 10%, from $519.2 million for the year ended June 30, 2013. Gross administrative fees increased $10.1 million or 2%. Revenue share increased $64.5 million, primarily as a result of $128.3 million of 30% revenue share to member owners following the Reorganization and IPO on October 1, 2013, offset by a decrease in revenue share of $59.3 million, as a result of the conversion of certain members with higher contractual revenue share agreements to member owners during fiscal 2013.
Pro forma net administrative fees revenue for the year ended June 30, 2014 was $423.6 million, an increase of $9.4 million, or 2%, from pro forma net administrative fees revenue of $414.2 million for the year ended June 30, 2013.
Product revenue in our supply chain services segment for the year ended June 30, 2014, was $212.5 million, an increase of $68.1 million, or 47%, from $144.4 million for the year ended June 30, 2013. Product revenue in our supply chain services segment increased for the year ended June 30, 2014, due to increased direct sourcing revenue as a result of growth in our members purchasing our products through our direct sourcing program, and increased specialty pharmacy revenue as a result of growth of historical patient prescriptions, the expansion of specialty pharmacy product sales to our members and the availability and associated sales of additional limited-distribution drugs available in the portfolio. We expect our direct sourcing and specialty pharmacy program revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the year ended June 30, 2014 was $232.4 million, an increase of $27.2 million, or 13%, from $205.2 million for the year ended June 30, 2013. The increase was primarily attributable to $12.1 million of new SaaS informatics products, including population health management tools, $8.0 million of advisory services, and revenue generated from performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$191,885	21%	$133,618	15%
Services	115,740	13%	103,795	12%
Total cost of revenue	$307,625	34%	$237,413	27%
Cost of revenue by segment:
Supply Chain Services	$194,689	21%	$138,781	16%
Performance Services	112,936	13%	98,632	11%
Total cost of revenue	$307,625	34%	$237,413	27%
Cost of revenue for the year ended June 30, 2014 was $307.6 million, an increase of $70.2 million, or 30%, from $237.4 million for the year ended June 30, 2013. Cost of product revenue increased by $58.3 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $11.9 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
Cost of revenue for the supply chain services segment for the year ended June 30, 2014 was $194.7 million, an increase of $55.9 million, or 40%, from $138.8 million for the year ended June 30, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the year ended June 30, 2014 was $112.9 million, an increase of $14.3 million, or 15%, from $98.6 million for the year ended June 30, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	Actual
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$294,421	33%	$248,301	29%
Research and development	3,389	—%	9,370	1%
Amortization of purchased intangible assets	3,062	—%	1,539	—%
Total operating expenses	300,872	33%	259,210	30%
Operating expenses by segment:
Supply Chain Services	$105,544	12%	$106,889	12%
Performance Services	80,808	9%	74,133	9%
Total segment operating expenses	186,352	21%	181,022	21%
Corporate	114,520	12%	78,188	9%
Total operating expenses	$300,872	33%	$259,210	30%
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2014 were $294.4 million, an increase of $46.1 million, or 19%, from $248.3 million for the year ended June 30, 2013. The increase was attributable to $19.5 million of stock-based compensation expense in fiscal 2014, a $6.2 million adjustment to the tax receivable agreement liability related to a change in tax accounting method approved by the IRS in the fourth quarter of 2014 and $2.0 million of acquisition-related expenses recognized during the year ended June 30, 2014, as well as higher employee-related expenses due to increased selling and service personnel headcount and other general and administrative expenses attributable to operating as a public company.
Research and Development
Research and development expenses for the year ended June 30, 2014 were $3.4 million, a decrease of $6.0 million, or 64%, from $9.4 million for the year ended June 30, 2013. The decrease was primarily a result of a higher level of capitalized expenses in the current fiscal year from software in the development stages of production and higher non-capitalizable outside contractor expenses in the prior fiscal year related to the development and testing activities associated with our PremierConnect™ platform and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2014 was $3.0 million, an increase of $1.5 million, or 100%, from $1.5 million for the year ended June 30, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisition of SYMMEDRx in July 2013, Meddius in October 2013 and MEMdata in April 2014. As we execute on our growth strategy and deploy capital from our IPO, we expect further increases in amortization of purchased intangible assets in connection with future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the year ended June 30, 2014 was $58.3 million, an increase of $46.2 million from $12.1 million for the year ended June 30, 2013. This increase is primarily attributable to the $38.4 million gain recognized in connection with the sale of our 13% equity interest in GHX, as well as a $5.0 million increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the year ended June 30, 2014 was $27.7 million, an increase of $18.0 million from $9.7 million for the year ended June 30, 2013, which is primarily attributable to additional taxable income from the increase in net income attributable to shareholders as a result of the Reorganization and IPO to approximately 22% from 1% for the periods prior to the Reorganization and IPO. Our effective tax rate was 7.7% and 2.5% for the year ended June 30, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income taxes to the Company.
On a pro forma basis, income tax expense of $24.5 million for the year ended June 30, 2014 reflects the effect of the Reorganization and IPO for the first three months of the year ended June 30, 2014 and represents a decrease of $8.0 million from income tax expense of $32.5 million for the year ended June 30, 2013 which reflects the effect of the Reorganization and IPO for the entire year. The decrease in tax expense is primarily attributable to a one-time tax benefit of $2.4 million recorded in the year ended June 30, 2014, in connection with a Premier LP change in tax accounting method as well as decreases in taxable income in the Company, PHSI and PSCI compared to the prior year. The pro forma effective tax rate was 7.7% and 11.6% for the year ended June 30, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income taxes to the Company.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the year ended June 30, 2014 was $304.3 million, a decrease of $63.4 million, or 17%, from $367.7 million for the year ended June 30, 2013, primarily as a result of the change in ownership of the limited partners of Premier LP from approximately 99% to 78% in connection with the Reorganization. On a pro forma basis, net income attributable to noncontrolling interest was $246.6 million for the year ended June 30, 2014, an increase of $29.6 million, or 14%, from $217.0 million for the year ended June 30, 2013. This increase was attributable to higher income of Premier LP, driven by the $38.4 million gain recognized on the sale of our investment in GHX for the year ended June 30, 2014, of which 78% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Year Ended June 30,
	Actual				Pro Forma
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	396,470	44%	431,628	50%	355,207	41%	326,616	43%
Performance Services	73,898	8%	56,456	6%	73,898	9%	56,456	7%
Total Segment Adjusted EBITDA	470,368	52%	488,084	56%	429,105	49%	383,072	50%
Corporate	(78,080)	(9)%	(69,059)	(8)%	(78,080)	(9)%	(69,059)	(9)%
Total Adjusted EBITDA	$392,288	43%	$419,025	48%	$351,025	40%	$314,013	41%

Adjusted EBITDA for the year ended June 30, 2014 was $392.3 million, a decrease of $26.7 million, or 6%, from $419.0 million for the year ended June 30, 2013. Pro forma Adjusted EBITDA for the year ended June 30, 2014 was $351.0 million an increase of $37.0 million, or 12%, from pro forma Adjusted EBITDA of $314.0 million for the year ended June 30, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $396.5 million for the year ended June 30, 2014 reflects a decrease of $35.1 million, or 8%, compared to $431.6 million for the year ended June 30, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Pro forma segment Adjusted EBITDA for the supply chain services segment of $355.2 million for the year ended June 30, 2014 reflects an increase of $28.6 million, or 9%, compared to pro forma Segment Adjusted EBITDA of $326.6 million for the year ended June 30, 2013, primarily as a result of the growth in direct sourcing, increased net administrative fees revenue and lower operating expenses due to ongoing efforts to control costs.
Segment Adjusted EBITDA for the performance services segment of $73.9 million for the year ended June 30, 2014 reflects an increase of $17.4 million, or 31%, compared to $56.5 million for the year ended June 30, 2013, as a result of growth from advisory services engagements, the sale of new SaaS informatics products and performance improvement collaboratives.

Years Ended June 30, 2013 and 2012
The following table summarizes our consolidated results of operations for the fiscal years ended June 30, 2013 and 2012 (in thousands):

	Year Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$519,219	60%	$473,249	62%
Other services and support	205,685	24%	178,552	23%
Services	724,904	84%	651,801	85%
Products	144,386	16%	116,484	15%
Net revenue	869,290	100%	768,285	100%
Cost of revenue:
Services	103,795	12%	83,021	11%
Products	133,618	15%	106,698	14%
Cost of revenue	237,413	27%	189,719	25%
Gross profit	631,877	73%	578,566	75%
Operating expenses:
Selling, general and administrative	248,301	29%	240,748	31%
Research and development	9,370	1%	12,583	2%
Amortization of purchased intangible assets	1,539	—%	3,146	—%
Total operating expenses	259,210	30%	256,477	33%
Operating income	372,667	43%	322,089	42%
Other income, net	12,145	1%	12,808	2%
Income before income taxes	384,812	44%	334,897	44%
Income tax expense	9,726	1%	8,229	1%
Net income	375,086	43%	326,668	43%
Net loss attributable to noncontrolling interest in S2S Global	1,479	—%	608	—%
Net income attributable to noncontrolling interest in Premier LP	(369,189)	(42)%	(323,339)	(42)%
Net income attributable to noncontrolling interest	(367,710)	(42)%	(322,731)	(42)%
Net income attributable to shareholders	$7,376	1%	$3,937	1%
Adjustment of redeemable limited partners' capital to redemption amount	$—	nm	$—	nm
Net income (loss) attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$7,376	nm	$3,937	nm

Adjusted EBITDA (1)	$419,025	48%	$359,609	47%
Adjusted Fully Distributed Net Income	na	na	na	na
nm - Not Meaningful
na - Not Applicable

(1)	The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to operating income for the periods presented (in thousands):

	Year Ended June 30,
	2013	2012
Net income	$375,086	$326,668
Interest and investment income, net (a)	(965)	(874)
Income tax expense	9,726	8,229
Depreciation and amortization	27,681	22,252
Amortization of purchased intangible assets	1,539	3,146
EBITDA	413,067	359,421
Strategic and financial restructuring expenses (b)	5,170	—
Other (income) expense, net	788	188
Adjusted EBITDA	$419,025	$359,609

Segment Adjusted EBITDA:
Supply Chain Services	$431,628	$385,331
Performance Services	56,456	42,153
Corporate (c)	(69,059)	(67,875)
Adjusted EBITDA	419,025	359,609
Depreciation and amortization	(27,681)	(22,252)
Amortization of purchased intangible assets	(1,539)	(3,146)
Strategic and financial restructuring expenses (b)	(5,170)	—
Equity in net income of unconsolidated affiliates	(11,968)	(12,122)
	372,667	322,089
Pro forma adjustment for revenue share post-IPO	—	—
Operating income	$372,667	$322,089

(a)	Represents interest income and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.
Net Revenue
The following table summarizes our net revenue for the years ended June 30, 2013 and 2012, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$519,219	60%	$473,249	62%
Other services and support	471	—%	1,296	—%
Services	519,690	60%	474,545	62%
Products	144,386	16%	116,484	15%
Total Supply Chain Services	664,076	76%	591,029	77%
Performance Services:
Other services and support	205,214	24%	177,256	23%
Total net revenue	$869,290	100%	$768,285	100%
Total net revenue for the year ended June 30, 2013 was $869.3 million, an increase of $101.0 million, or 13%, from $768.3 million for the year ended June 30, 2012.

Supply Chain Services
Our supply chain services segment net revenue for the year ended June 30, 2013 was $664.1 million, an increase of $73.1 million, or 12%, from $591.0 million for the year ended June 30, 2012.
Net administrative fees revenue in our supply chain services segment for the year ended June 30, 2013 was $519.2 million, an increase of $46.0 million, or 10%, from $473.2 million for the year ended June 30, 2012. Gross administrative fees increased $23.5 million reflecting an increase in gross administrative fees from member owners. Revenue share decreased $22.5 million. Net administrative fees revenue benefited as a result of the conversion of certain members with contractual fee share agreements to member owners during the year ended June 30, 2013, which increased gross administrative fees from member owners and decreased revenue share as compared to the prior year.
Product revenue in our supply chain services segment for the year ended June 30, 2013 was $144.4 million, an increase of $27.9 million, or 24%, from $116.5 million for the year ended June 30, 2012, due to increased direct sourcing revenue, as a result of growth in our members purchasing our products through our direct sourcing program, and increased specialty pharmacy revenue, as a result of growth of historical patient prescriptions, the expansion of specialty pharmacy product sales to our members and the availability and associated sales of additional limited-distribution drugs available in the portfolio.
Performance Services
Other services and support revenue in our performance services segment for the year ended June 30, 2013 was $205.2 million, an increase of $27.9 million, or 16%, from $177.3 million for the year ended June 30, 2012. The increase was primarily attributable to $11.9 million from the renewal of existing Saas informatics products subscriptions at generally higher subscription prices, $4.1 million from new Saas informatics products subscriptions and $6.7 million from a significant two-year performance improvement collaborative contract that commenced in January 2012, resulting in 12 months of revenue for the year ended June 30, 2013, compared to six months of revenue for the year ended June 30, 2012, as well as increased revenue from advisory and research services.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$133,618	15%	$106,698	14%
Services	103,795	12%	83,021	11%
Total cost of revenue	$237,413	27%	$189,719	25%
Cost of revenue by segment:
Supply Chain Services	$138,781	16%	$108,122	14%
Performance Services	98,632	11%	81,597	11%
Total cost of revenue	$237,413	27%	$189,719	25%
Cost of revenue for the year ended June 30, 2013 was $237.4 million, an increase of $47.7 million, or 25%, from $189.7 million for the year ended June 30, 2012. Cost of product revenue increased by $26.9 million, which was primarily attributable to the increase specialty pharmacy revenue as well as an increase in direct sourcing revenue as a result of our 60% ownership interest in S2S Global acquired in December 2011. Cost of service revenue increased by $20.8 million primarily due to labor associated with advisory services engagements, including a significant two-year performance improvement collaborative contract that commenced in January 2012, resulting in 12 months of cost of service revenue for the year ended June 30, 2013, compared to six months of cost of service revenue for the year ended June 30, 2012, as well as an increase in amortization of internally-developed software applications.
Cost of revenue for the supply chain services segment for the year ended June 30, 2013 was $138.8 million, an increase of $30.7 million, or 28%, from $108.1 million for the year ended June 30, 2012. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have a higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because net administrative fees represents the majority of supply chain services net revenue and product revenue from direct sourcing and specialty pharmacy is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the year ended June 30, 2013 was $98.6 million, an increase of $17.0 million, or 21%, from $81.6 million for the year ended June 30, 2012. The increase is primarily attributable to labor associated with advisory services engagements and the increase in amortization of internally-developed software applications.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$248,301	29%	$240,748	31%
Research and development	9,370	1%	12,583	2%
Amortization of purchased intangible assets	1,539	—%	3,146	—%
Total operating expenses	259,210	30%	256,477	33%
Operating expenses by segment:
Supply Chain Services	106,889	12%	110,911	14%
Performance Services	74,133	9%	73,547	10%
Total segment operating expenses	181,022	21%	184,458	24%
Corporate	78,188	9%	72,019	9%
Total operating expenses	$259,210	30%	$256,477	33%
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2013 were $248.3 million, an increase of $7.6 million, or 3%, from $240.7 million for the year ended June 30, 2012. The increase was primarily attributable to legal, accounting and other expenses directly related to the Reorganization and IPO of $5.2 million for the year ended June 30, 2013 as well as increased headcount, employee-related expenses and travel-related expenses.
Research and Development
Research and development expenses for the year ended June 30, 2013 were $9.4 million, a decrease of $3.2 million, or 25%, from $12.6 million for the year ended June 30, 2012. The decrease was primarily a result of higher outside contractor expenses for the year ended June 30, 2012 related to the development and testing activities associated with PremierConnect™, our underlying payer/provider joint data model and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2013 was $1.5 million, a decrease of $1.6 million, or 52%, from $3.1 million for the year ended June 30, 2012. The decrease was attributable to certain intangible assets that were fully amortized during the year ended June 30, 2012, associated with CareScience, Inc., an acquisition that occurred in 2007.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the year ended June 30, 2013 was $12.1 million, a decrease of $0.7 million, or 5%, from $12.8 million for the year ended June 30, 2012. This decrease is primarily attributable to an increase in the loss on disposal of assets.

Income Tax Expense
Income tax expense for the year ended June 30, 2013 was $9.7 million, an increase of $1.5 million from $8.2 million for the year ended June 30, 2012, which is primarily attributable to additional taxable income. Our effective tax rate was 2.5% for the years ended June 30, 2013 and 2012. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes to the Company.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the year ended June 30, 2013 was $367.7 million, an increase of $45.0 million, or 14%, from $322.7 million for the year ended June 30, 2012, primarily due to higher income of Premier LP, of which 99% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Year Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	431,628	50%	385,331	50%
Performance Services	56,456	6%	42,153	6%
Total Segment Adjusted EBITDA	488,084	56%	427,484	56%
Corporate	(69,059)	(8)%	(67,875)	(9)%
Total Adjusted EBITDA	$419,025	48%	$359,609	47%
Adjusted EBITDA for the year ended June 30, 2013 was $419.0 million, an increase of $59.4 million, or 17%, from $359.6 million for the year ended June 30, 2012.
Segment Adjusted EBITDA for the supply chain services segment of $431.6 million for the year ended June 30, 2013 reflects an increase of $46.3 million, or 12%, compared to $385.3 million for the year ended June 30, 2012, primarily as a result of growth in net administrative fees revenue.
Segment Adjusted EBITDA for the performance services segment of $56.5 million for the year ended June 30, 2013 reflects an increase of $14.3 million, or 34%, compared to $42.2 million for the year ended June 30, 2012, as a result of revenue growth from the sale of new, and renewal of existing, SaaS informatics subscriptions, a significant two-year performance improvement collaborative contract and other advisory services engagements.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements.

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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act. Accordingly, we could remain an "emerging growth company" until as late as June 30, 2019.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including those related to reserves for bad debts, useful lives of property and equipment, value of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that our most critical accounting policies are the following:
Revenue Recognition

Net Revenue

Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of GPO administrative fees in our supply chain services segment. Other services and support revenue consists primarily of fees generated in our performance services segment in connection with our SaaS informatics products subscriptions, advisory services and performance improvement collaborative subscriptions. Product revenue consists of specialty pharmacy and direct sourcing product sales, which are included in the supply chain segment. We recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectability is reasonably assured.

Net Administrative Fees Revenue

Net administrative fees revenue is generated through administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members.

Through our group purchasing program, we aggregate the purchasing power of our members to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay administrative fees to us which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts we have negotiated. Administrative fees are recognized as revenue in the period in which the respective supplier reports member purchasing data, usually a month or a quarter in arrears of actual member purchase activity. The supplier report proves that the delivery of product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectability is reasonably assured. Member and supplier contracts substantiate persuasive evidence of an arrangement. We do not take title to the underlying equipment or products purchased by members through our GPO supplier contracts.

We partner with certain members, including regional GPOs, to extend our network base to their members and pay a revenue share equal to a percentage of gross administrative fees that we collect based upon purchasing by such members and their member facilities through our GPO supplier contracts. Revenue share is recognized according to the members' contractual agreements with us as the related administrative fees revenue is recognized. Considering GAAP relating to principal agent considerations under revenue recognition, revenue share is recorded as a reduction to gross administrative fees revenue to arrive at net administrative fees revenue in the accompanying consolidated statements of income.

Other Services and Support Revenue

Other services and support revenue consists of SaaS informatics products subscriptions, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from group-sponsored insurance programs.

SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 110 to 160 days following contract execution before the SaaS informatics products can be fully utilized by the member.

Revenue from performance improvement collaboratives and other service subscriptions that support our offerings in cost management, quality and safety and population health management is recognized over the service period, which is generally one year.

Professional fees for advisory services are sold under contracts, the terms of which vary based on the nature of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied.

Our other services and support revenue growth will be dependent upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members and the renewal of existing subscriptions to our SaaS informatics products and performance improvement collaboratives.

Certain administrative and/or patient management specialty pharmacy services are provided in situations where prescriptions are sent back to member health systems for dispensing. Additionally, we derive revenue from pharmaceutical manufacturers for providing patient education and utilization data. Revenue is recognized as these services are provided.

Product Revenue

Specialty pharmacy revenue is recognized when a product is accepted and is recorded net of the estimated contractual adjustments under agreements with Medicare, Medicaid and other managed care plans. Payments for the products provided under such agreements are based on defined allowable reimbursements rather than on the basis of standard billing rates. The difference between the standard billing rate and allowable reimbursement rate results in contractual adjustments which are recorded as deductions from net revenue.

Direct sourcing revenue is recognized upon delivery of medical products to members once the title and risk of loss have been transferred.

Multiple Deliverable Arrangements

We occasionally enter into agreements where the individual deliverables discussed above, such as SaaS subscriptions and advisory services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence, or VSOE, third-party evidence, or TPE, or the estimated selling price, or ESP, provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.

Certain arrangements include performance targets or other contingent fees that are not fixed and determinable at the inception of the arrangement. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement, we allocate only that portion of the arrangement that is fixed and determinable to each element. As additional consideration becomes fixed, it is similarly allocated based on VSOE, TPE or ESP to each element in the arrangement and recognized in accordance with each element's revenue recognition policy.

Performance Guarantees

On limited occasions, we may enter into an agreement which provides for guaranteed performance levels to be achieved by the member over the term of the agreement. In situations with significant performance guarantees, we defer revenue recognition until the amount is fixed and determinable and all contingencies, including any refund rights, have been satisfied. In the event that guaranteed savings levels are not achieved, we may have to pay the difference between the savings that were guaranteed and the actual achieved savings.

Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of the Company's revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred advisory fees. Subscription fees for company-hosted SaaS applications are deferred until the member's unique data records have been incorporated into the underlying software database, or until member site-specific software has been implemented and the member has access to the software. Deferred advisory fees arise when cash is received from members prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the advisory fees are deferred until the performance target is met.

Software Development Costs

Costs to develop internal use computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software, once it is placed into operation. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in depreciation and amortization expense. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but we evaluate for impairment annually on the first day of the last fiscal quarter of the fiscal year or whenever there is an impairment indicator.

Under the accounting rules, we can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of our most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on our most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

Our most recent annual impairment testing, which consisted of both qualitative and quantitative assessments, did not result in any goodwill impairment charges during the fourth quarter of the fiscal year ended June 30, 2014. Further, the results of our quantitative assessment indicated that the estimated fair value of each reporting unit evaluated substantially exceeded its respective carrying amount.

Business Combinations

We account for acquisitions using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.

Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Income Taxes

We account for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

We prepare and file tax returns based on interpretations of tax laws and regulations. In the normal course of business our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes we establish a reserve for uncertain income tax positions unless it is determined to be "more likely than not" that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return if we believe it is "more likely than not" that such tax position would be sustained. There is considerable judgment involved in determining whether it is "more likely than not" that such tax positions would be sustained.

We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

Tax Receivable Agreements

We record a liability related to the tax receivable agreements based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period, in connection with the additional tax benefits created in connection with the Reorganization and IPO. Tax payments under the tax receivable agreements will be made to our member owners as we realize tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and subsequent exchanges of Class B common units into Class A common stock or cash between us and the member owners. Determining the estimated amount of tax savings we expect to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.

Changes in the estimated tax receivable agreement liability are recorded in selling, general and administrative expense in the consolidated statements of income.

Marketable Securities

We invest our excess cash in commercial paper, corporate debt securities, government securities and other securities with maturities generally ranging from three months to five years from the date of purchase. Marketable securities, classified as available-for-sale, are carried at fair market value, with the unrealized gains and losses on such investments reported in comprehensive income as a separate component of stockholders' equity or redeemable limited partners' capital as appropriate. Realized gains and losses, and other-than-temporary declines in investments, are included in other income, net in the accompanying consolidated statements of income. We use the specific-identification method to determine the cost of securities sold. We do not hold publicly traded equity investments.

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the update is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities and more recently, net proceeds from our IPO. From time-to-time we have used, and expect to use in the future, borrowings under our lines of credit as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures and acquisitions. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Historically, the vast majority of our excess cash has been distributed to our member owners.
As of June 30, 2014 and June 30, 2013, we had cash and cash equivalents totaling $131.8 million and $198.3 million, respectively, and marketable securities with maturities ranging from three months to five years totaling $408.6 million and $57.3 million, respectively. The increase in marketable securities is primarily due to the investment of the net proceeds from our IPO. For the years ended June 30, 2014 and 2013, we financed our operations primarily through internally generated cash flows.
As of June 30, 2014, there were no outstanding borrowings under our new $750.0 million, five year revolving credit facility, which we entered into on June 24, 2014. Concurrently with the closing of our new revolving credit facility, we terminated our existing $100.0 million credit facility. On July 18, 2013, we made a $30.0 million draw on our prior revolving facility and on September 16, 2013, we made an additional $30.0 million draw on the prior revolving facility. On October 11, 2013, we repaid $30.0 million of the balance outstanding on the prior revolving facility and repaid the remaining balance of $30.0 million on October 18, 2013. See Note 12 - Lines of Credit to the audited consolidated financial statements contained herein for more information regarding our credit facilities.
Since the Reorganization and IPO, we have been retaining and intend to continue to retain a significantly greater portion of our earnings to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect earnings, remaining proceeds from our IPO and occasional credit facility borrowings to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of a portion of the proceeds from the IPO, as well as proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Year ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$368,122	$378,269
Investing activities	(397,103)	14,830
Financing activities	(37,529)	(335,625)
Net (decrease) increase in cash	$(66,510)	$57,474

Discussion of cash flows for the year ended June 30, 2014 and 2013
Net cash provided by operating activities was $368.1 million for the year ended June 30, 2014, a decrease of $10.2 million compared to $378.3 million for the year ended June 30, 2013. Operating cash flows decreased primarily due to changes in working capital.
Net cash used in investing activities was $397.1 million for the year ended June 30, 2014 compared to net cash provided by investing activities of $14.8 million for the year ended June 30, 2013. Our investing activities for the year ended June 30, 2014 primarily consisted of (i) the net purchases of marketable securities of $352.8 million due to a decision to invest the proceeds from the IPO in longer term marketable securities, (ii) the acquisitions of SYMMEDRx, Meddius and Memdata, net of cash acquired, for a total of $42.6 million and (iii) capital expenditures of $55.7 million for property and equipment, partially offset by proceeds from the sale of our investment in GHX of $38.4 million and distributions from Innovatix of $15.7 million. Our investing activities for the year ended June 30, 2013, primarily consisted of the sale of marketable securities which resulted in proceeds of $115.1 million and distributions received from our 50% ownership interest in Innovatix of $12.5 million, partly offset by the purchase of marketable securities of $69.3 million and capital expenditures of $42.4 million for property and equipment.
Net cash used in financing activities was $37.5 million for the year ended June 30, 2014, compared to $335.6 million for the year ended June 30, 2013. Our financing activities for the year ended June 30, 2014 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $66.0 million from withdrawals on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, offset by (i) net cash payments to Premier LP limited partners of $319.7 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $9.3 million. Our financing activities for the year ended June 30, 2013 were primarily comprised of (i) net cash payments to Premier LP limited partners of $183.2 million in September 2012 and $131.7 million in February 2013, (ii) cash distribution payments to Premier LP members with contractual fee share agreements who converted to member owners during fiscal year 2013 of $14.1 million, and (iii) payments to departed member owners of $17.8 million, partly offset by proceeds from the issuance of redeemable limited partnership interests of $8.1 million and proceeds of $5.6 million from withdrawal on our revolving lines of credit.
Contractual Obligations
At June 30, 2014, we had material commitments for obligations under notes payable, our non-cancellable office space lease agreements, and estimated payments due to limited partners under tax receivable agreements. Future payments for notes payable, operating lease obligations due under long-term contractual obligations, and estimated payments to limited partners under tax receivable agreements as of June 30, 2014 are as follows:

		Payments Due by Period
Description of Contractual Obligations (In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Notes payable (1)	$33,747	$17,696	$7,542	$8,255	$254
Operating lease obligations (2)	100,222	7,937	15,834	15,973	60,478
Tax receivable agreement liability (3)	192,291	11,035	18,823	30,140	132,293
Total	$326,260	$36,668	$42,199	$54,368	$193,025

(1) Notes payable represent an aggregate principal amount of $20.0 million owed to departed member owners, payable over five years, and $13.7 million outstanding on a revolving line of credit held by S2S Global.

(2) Future contractual obligations for leases represent future minimum payments under non-cancellable operating leases primarily for office space.

(3) Estimated payments due to limited partners under tax receivable agreements are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period, in connection with the additional tax benefits created in connection with the Reorganization and IPO.

On June 24, 2014, we entered into our new credit facility. The credit facility has a maturity date of June 24, 2019. The new credit facility provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. At our request, the credit facility may be increased from time to time up to an additional aggregate of $250.0 million, subject to the approval of the lenders providing such increase. The credit facility includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the credit facility.

The new credit facility replaced our prior $100 million credit facility, which was terminated on the closing date of the new credit facility. The prior credit facility was scheduled to mature on December 16, 2014. At the time of its termination, there were no outstanding borrowings under the prior credit facility.

The new credit facility permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the credit facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the credit facility, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.356% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2014, the commitment fee was 0.125%.

The credit facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the credit facility, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the credit facility) of 3.00 to 1.00 at the end of every fiscal quarter. We were compliance with all such covenants at June 30, 2014. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the credit facility). If any event of default occurs and is continuing, the Administrative Agent under the credit facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the credit facility to be immediately due and payable.

Proceeds from borrowings under the credit facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of June 30, 2014, we had no outstanding borrowings under our new credit facility. The credit facility is governed by a Credit Agreement that is filed as an exhibit to this Annual Report. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to this Annual Report. See also, Note 12 - Lines of Credit to our audited consolidated financial statement contained in the Annual Report.

On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at June 30, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.
At June 30, 2014 and June 30, 2013, S2S Global had $13.7 million and $7.7 million, respectively, outstanding on the revolving line of credit.
In connection with the Reorganization and IPO, we entered into a tax receivable agreements with the member owners, pursuant to which we agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the exchange agreement, and of certain other tax benefits related to our entering into the tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreements.

Certain Contractual Arrangements with Our Member Owners
In connection with the Reorganization, we entered into several agreements to define and regulate the governance and control relationships among us, Premier LP and the member owners. Note 2 - Initial Public Offering and Reorganization to our audited consolidated financial statements contained herein provides a summary of the material provisions of these agreements. These summaries do not purport to be complete, and they are subject to, and qualified in their entirety by reference to, the complete text of the agreements which are filed as exhibits to this Annual Report. These agreements should be carefully read before making any investment decisions regarding our Class A common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2014, we had no variable rate debt outstanding. We invest our excess cash in a portfolio of individual cash equivalents and marketable securities. We do not currently hold, and we have never held, any derivative financial instruments. As a result, we do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested principal funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not have market risk associated with foreign currencies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) on page 127 for a list of financial statements filed with this report, and under this item.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of June 30, 2014 and June 30, 2013
Consolidated statements of income for the years ended June 30, 2014, June 30, 2013, and June 30, 2012
Consolidated statements of comprehensive income for the years ended June 30, 2014, June 30, 2013, and June 30, 2012
Consolidated statements of stockholders’ (deficit) equity for the years ended June 30, 2014, June 30, 2013, and June 30, 2012
Consolidated statements of cash flows for the years ended June 30, 2014, June 30, 2013, and June 30, 2012
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premier, Inc.

We have audited the accompanying consolidated balance sheets of Premier, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina
September 4, 2014

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2014	June 30, 2013

Assets
Cash and cash equivalents	$131,786	$198,296
Marketable securities	159,820	57,323
Accounts receivable (net of $1,054 and $671 allowance for doubtful accounts, respectively)	67,577	60,600
Inventories - finished goods	20,823	12,741
Prepaid expenses and other current assets	31,175	27,028
Due from related parties	1,228	1,650
Deferred tax assets	9,647	8,403
Total current assets	422,056	366,041
Property and equipment (net of $186,582 and $153,446 accumulated depreciation, respectively)	134,551	115,587
Restricted cash	5,000	5,000
Marketable securities	248,799	—
Deferred tax assets	286,936	15,077
Goodwill	94,451	61,410
Intangible assets (net of $20,302 and $17,238 accumulated amortization, respectively)	10,855	4,292
Other assets	44,008	31,509
Total assets	$1,246,656	$598,916

Liabilities, redeemable limited partners' capital and stockholders' (deficit) equity
Accounts payable	$28,007	$21,788
Accrued expenses	25,536	28,883
Revenue share obligations	56,531	10,532
Limited partners' distribution payable	22,351	—
Accrued compensation and benefits	46,713	51,359
Deferred revenue	15,694	18,880
Current portion of tax receivable agreements	11,035	—
Current portion of notes payable and line of credit	17,696	12,149
Other current liabilities	319	1,557
Total current liabilities	223,882	145,148
Notes payable, less current portion	16,051	22,468
Tax receivable agreements, less current portion	181,256	—
Deferred compensation plan obligations	32,872	24,081
Deferred rent	15,960	15,779
Other long-term liabilities	2,272	6,037
Total liabilities	472,293	213,513
Commitments and contingencies (Note 15)
Redeemable limited partners' capital	3,244,674	307,635
Stockholders' (deficit) equity:
Series A preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
PHSI common stock, $0.01 par value, 12,250,000 shares authorized; 0 and 5,653,390 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	—	57
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 32,375,390 and 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	324	—
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 112,510,905 and 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	—	—
Additional paid-in-capital	—	28,866
PHSI common stock subscribed, 0 and 23,266 shares at June 30, 2014 and June 30, 2013, respectively	—	300
Subscriptions receivable	—	(300)
(Accumulated deficit) retained earnings	(2,469,873)	50,599
Accumulated other comprehensive income	43	—
Noncontrolling interest	(805)	(1,754)
Total stockholders' (deficit) equity	(2,470,311)	77,768
Total liabilities, redeemable limited partners' capital and stockholders' (deficit) equity	$1,246,656	$598,916
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2014	2013	2012
Net revenue:
Net administrative fees	$464,837	$519,219	$473,249
Other services and support	233,186	205,685	178,552
Services	698,023	724,904	651,801
Products	212,526	144,386	116,484
Net revenue	910,549	869,290	768,285
Cost of revenue:
Services	115,740	103,795	83,021
Products	191,885	133,618	106,698
Cost of revenue	307,625	237,413	189,719
Gross profit	602,924	631,877	578,566
Operating expenses:
Selling, general and administrative	294,421	248,301	240,748
Research and development	3,389	9,370	12,583
Amortization of purchased intangible assets	3,062	1,539	3,146
	300,872	259,210	256,477
Operating income	302,052	372,667	322,089
Equity in net income of unconsolidated affiliates	16,976	11,968	12,122
Interest and investment income, net	1,019	965	874
Gain on sale of investment	38,372	—	—
Other income (expense), net	1,907	(788)	(188)
Other income, net	58,274	12,145	12,808
Income before income taxes	360,326	384,812	334,897
Income tax expense	27,709	9,726	8,229
Net income	332,617	375,086	326,668
Net (income) loss attributable to noncontrolling interest in S2S Global	(949)	1,479	608
Net income attributable to noncontrolling interest in Premier LP	(303,336)	(369,189)	(323,339)
Net income attributable to noncontrolling interest	(304,285)	(367,710)	(322,731)
Net income attributable to shareholders	28,332	7,376	3,937
Adjustment of redeemable limited partners' capital to redemption amount	(2,741,588)	—	—
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(2,713,256)	$7,376	$3,937

Weighted average shares outstanding:
Basic	25,633	5,858	6,183
Diluted	25,633	5,858	6,183

Earnings (loss) per share attributable to shareholders:
Basic	$(105.85)	$1.26	$0.64
Diluted	$(105.85)	$1.26	$0.64

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Net income	$332,617	$375,086	$326,668
Net unrealized gain (loss) on marketable securities	203	50	(66)
Total comprehensive income	332,820	375,136	326,602
Less: Comprehensive income attributable to noncontrolling interest	(304,448)	(367,760)	(322,665)
Comprehensive income attributable to Premier, Inc.	$28,372	$7,376	$3,937

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2011	6,207	$62	—	$—	—	$—	$36,090	25	$300	$(300)	$39,286	$—	$—	$75,438
Repurchase of common stock	(82)	$(1)	—	$—	—	$—	$(1,038)	—	$—	$—	$—	$—	$—	$(1,039)
Issuance of common stock subscribed	—	$—	—	$—	—	$—	$—	6	$75	$(75)	$—	$—	$—	$—
Payment on stock subscriptions	31	$—	—	$—	—	$—	$375	(31)	$(375)	$375	$—	$—	$—	$375
Net income	—	$—	—	$—	—	$—	$—	—	$—	$—	$3,937	$—	$—	$3,937
Noncontrolling interest at acquisition of S2S Global	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$333	$—	$333
Net loss attributable to noncontrolling interest in S2S Global	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$(608)	$—	$(608)
Balance at June 30, 2012	6,156	$61	—	$—	—	$—	$35,427	—	$—	$—	$43,223	$(275)	$—	$78,436
Repurchase of common stock	(555)	$(5)	—	$—	—	$—	$(7,235)		$—	$—	$—	$—	$—	$(7,240)
Issuance of common stock subscribed	—	$—	—	$—	—	$—	$—	75	$975	$(975)	$—	$—	$—	$—
Payment on stock subscriptions	52	$1	—	$—	—	$—	$674	(52)	$(675)	$675	$—	$—	$—	$675
Net income	—	$—	—	$—	—	$—	$—	—	$—	$—	$7,376	$—	$—	$7,376
Net loss attributable to noncontrolling interest in S2S Global	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$(1,479)	$—	$(1,479)
Balance at June 30, 2013	5,653	$57	—	$—	—	$—	$28,866	23	$300	$(300)	$50,599	$(1,754)	$—	$77,768
Repurchase of PHSI common stock	(49)	(1)	—	—	—	—	(645)	—	—	—	—	—	—	(646)
Payment on stock subscriptions	23	—	—	—	—	—	300	(23)	(300)	300	—	—	—	300
Issuance of Class A common stock at IPO	—	—	32,375	324	—	—	821,347	—	—	—	—	—	—	821,671
Issuance of Class B common units from PHSI	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of Class A common units from Premier LP	—	—	—	—	—	—	(247,742)	—	—	—	—	—	—	(247,742)
Purchase of Class B common units from PHSI	—	—	—	—	—	—	(30,072)	—	—	—	—	—	—	(30,072)
Contribution of PHSI common stock in connection with the IPO	(5,627)	(56)	—	—	—	—	(76,860)	—	—	—	—	—	—	(76,916)
Capitalized IPO-related costs	—	—	—	—	—	—	(5,911)	—	—	—	—	—	—	(5,911)
Increase in deferred tax asset related to the Reorganization	—	—	—	—	—	—	282,972	—	—	—	—	—	—	282,972
Increase in payables pursuant to the tax receivable agreements	—	—	—	—	—	—	(186,077)	—	—	—	—	—	—	(186,077)
Acquisition of noncontrolling interest from member owners, net of sale of Class B common stock	—	—	—	—	112,608	—	(412,860)	—	—	—	—	—	3	(412,857)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Redemption of limited partner	—	—	—	—	(97)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(192,784)	—	—	—	(2,548,804)	—	—	(2,741,588)
Stock-based compensation expense	—	—	—	—	—	—	19,476	—	—	—	—	—	—	19,476
Repurchase of vested restricted stock	—	—	—	—	—	—	(10)	—	—	—	—	—	—	(10)
Net income attributable to shareholders	—	—	—	—	—	—	—	—	—	—	28,332	—	—	28,332
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	—	—	—	—	—	949	—	949
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Balance at June 30, 2014	—	$—	32,375	$324	112,511	$—	$—	—	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Operating activities
Net income	$332,617	$375,086	$326,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,823	29,220	25,398
Equity in net income of unconsolidated affiliates	(16,976)	(11,968)	(12,122)
Deferred taxes	9,820	3,258	(2,853)
Gain on sale of investment	(38,372)	—	—
Stock-based compensation	19,476	—	—
Adjustment to tax receivable agreement liability	6,215	—	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(18,924)	(14,005)	(11,983)
Other assets	(1,680)	496	—
Inventories	(8,082)	(6,774)	(4,448)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	45,997	3,521	(16,047)
Long-term liabilities	(3,585)	(2,680)	9,892
Other operating activities	1,793	2,115	147
Net cash provided by operating activities	368,122	378,269	314,652
Investing activities
Purchase of marketable securities	(500,835)	(69,302)	(121,093)
Proceeds from sale of marketable securities	148,019	115,056	21,716
Proceeds from sale of investment in Global Healthcare Exchange, LLC	38,372	—	—
Acquisition of SYMMEDRx, net of cash acquired	(28,690)	—	—
Acquisition of Meddius, L.L.C., net of owner note receivable	(7,737)	—	—
Acquisition of MEMdata, LLC, net of cash acquired	(6,142)	—	—
Distributions received on equity investment	15,650	12,470	11,953
Purchases of property and equipment	(55,740)	(42,427)	(37,959)
Other investing activities	—	(967)	(814)
Net cash (used in) provided by investing activities	(397,103)	14,830	(126,197)
Financing activities
Payments made on notes payable	(9,297)	(17,761)	(4,115)
Proceeds from S2S Global revolving line of credit	6,000	5,604	706
Proceeds from senior secured line of credit	60,000	10,000	—
Payments on senior secured line of credit	(60,000)	(10,000)	—
Payments made in connection with the origination of credit facility	(2,511)	—	—
Proceeds from issuance of Class A common stock in connection with the IPO, net of underwriting fees and commissions	821,671	—	—
Payments made in connection with the IPO	(2,822)	(3,089)	—
Purchases of Class B common units from member owners	(543,857)	—	—
Proceeds from issuance of PHSI common stock	300	525	150
Proceeds from notes receivable from partners	12,685	—	—
Repurchase of restricted units	(11)	—	—
Proceeds from issuance of redeemable limited partnership interest	—	8,143	—
Distributions to limited partners of Premier LP	(319,687)	(329,047)	(290,983)
Net cash used in financing activities	(37,529)	(335,625)	(294,242)
Net decrease in cash and cash equivalents	(66,510)	57,474	(105,787)
Cash and cash equivalents at beginning of year	198,296	140,822	246,609
Cash and cash equivalents at end of year	$131,786	198,296	$140,822

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$7,860	$61,859	774
Payable to member owners incurred upon repurchase of ownership interest	$1,781	$14,268	3,935
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$28,009	$301	1,047
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$6,227	$7,668	9,211
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,351	$—	—
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and retained earnings (accumulated deficit)	$2,741,588	$—	—

Increase in deferred tax assets and additional paid-in-capital related to the Reorganization	$282,972	$—	—
Increase in payables and decrease in additional paid-in-capital pursuant to the tax receivable agreements	$186,077	$—	—
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$2,822	$3,089	—
Issuance of common stock for subscriptions receivable	$—	$975	75
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier," the "Company" or "We") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, and public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
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
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization," Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes, and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries. Refer to Note 2 for further information related to the IPO and the Reorganization.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, the consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring adjustments.
The Company has reclassified certain prior period amounts to be consistent with the current period presentation in the accompanying consolidated financial statements and corrected certain classification differences in the consolidated statements of cash flows. For the year ended June 30, 2013, the Company has presented $3 million in costs associated with the IPO as financing rather than operating activities.
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
Premier used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A common stock by the underwriters to Premier in connection with the IPO. All Class B common units purchased by Premier with the net proceeds from the IPO automatically converted to Class A common units, pursuant to the terms of the Amended and Restated Limited Partnership Agreement of Premier LP (the "LP Agreement"), and were contributed by Premier to Premier GP.
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
LP Agreement
In connection with the Reorganization and IPO, pursuant to the LP Agreement, Premier GP became the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to the holders of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements and (iii) meet its obligations to the member owners under the exchange agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier's Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in Premier's GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units),

(iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above. There were no exchanges during the period from October 1, 2013 through June 30, 2014.
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
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier and the member owners entered into a registration rights agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the registration rights agreement, as soon as practicable from the date that is 12 full calendar months after the completion of the Reorganization and IPO, Premier must use all reasonable efforts to cause a resale shelf registration statement to become effective for resales from time to time of its Class A common stock that may be issued to the member owners in exchange for their Class B common units pursuant to the exchange agreement, subject to various restrictions. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier's election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier will either proceed with the company-directed underwritten public offering (such decision being in Premier's sole discretion) or notify the member owners that Premier will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier's Class A common stock, Premier may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The registration rights agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
Tax Receivable Agreements
In connection with the Reorganization and IPO, Premier entered into a tax receivable agreements with the member owners which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the tax receivable agreements,

Premier has agreed to pay to the member owners for as long as the member owner remains a limited partner, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the exchange agreement, and of certain other tax benefits related to Premier entering into the tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreements.
GPO Participation Agreement
In connection with the Reorganization and IPO, Premier's member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of its GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or member facilities, through Premier's GPO supplier contracts. In addition, Premier's two largest regional GPO member owners, which represented approximately 16% of Premier LP's gross administrative fees revenue for fiscal year 2014, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. Subject to certain termination rights, these GPO participation agreements will be for an initial five-year term, although Premier LP's two largest regional GPO member owners have entered into agreements with seven-year terms.
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

•	the member owners held 112,607,832 shares of Class B common stock and 112,607,832 Class B common units;

•	Premier GP held 32,374,751 Class A common units;

•	through their holdings of Class B common stock, the member owners had approximately 78% of the voting power in Premier;

•	the investors in the IPO collectively owned all of Premier's outstanding shares of Class A common stock and collectively had approximately 22% of the voting power in Premier; and

•	Premier LP was the operating partnership and parent company to all of Premier's other operating subsidiaries, including Premier Supply Chain Improvement, Inc. ("PSCI") and PHSI.
Any newly admitted Premier LP limited partners will also become parties to the exchange agreement, the registration rights agreement, the voting trust agreement and the tax receivable agreements, in each case on the same terms and conditions as the then existing member owners (except that any Class B common units acquired by such newly admitted Premier LP limited partners will not be subject to the seven-year vesting schedule set forth in the LP Agreement and the exchange agreement). Any newly admitted Premier LP limited partner will also enter into a GPO participation agreement with Premier LP.

Impact of the Reorganization
The impact of the Reorganization gave effect to:

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

•
adjustments that give effect to the tax receivable agreements, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners; and

•
estimated payments due to member owners pursuant to the tax receivable agreements equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under such tax receivable agreements) as a result of the increases in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners and of certain other tax benefits related to Premier entering into the tax receivable agreements.

Premier accounted for the Reorganization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification Topic 805, Business Combinations. Accordingly, after the Reorganization, the assets and liabilities of Premier are reflected at their carryover basis.

The following table presents the adjustments to the balance sheet upon the consummation of the Reorganization and IPO at October 1, 2013 (in thousands):

Assets
Cash and cash equivalents	$277,814	(1)
Prepaid expenses and other current assets	(5,911)	(2)
Total current assets	271,903
Deferred tax assets	282,972	(3)
Total assets	$554,875

Liabilities, redeemable limited partners' capital and stockholders' deficit
Payable pursuant to tax receivable agreements	$6,966	(3)
Total current liabilities	6,966
Payable pursuant to tax receivable agreements, less current portion	179,111	(3)
Total liabilities	186,077
Redeemable limited partners' capital	2,799,121	(4)
Stockholders' deficit:
Common stock, par value $0.01, 12,250,000 shares authorized; no shares outstanding	(56)	(5)
Class A common stock, par value $0.01, 500,000,000 shares authorized; 32,374,751 shares issued and outstanding	324	(5)
Class B common stock, par value $0.000001, 600,000,000 shares authorized; 112,607,832 shares issued and outstanding	—	(5)
Additional paid-in capital	(28,828)	(6)
Accumulated deficit	(2,401,766)	(7)
Accumulated other comprehensive income	3	(4)
Total stockholders' deficit	(2,430,323)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$554,875

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

(3)
Premier LP intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the initial sale of Class B common units by PHSI and the member owners will result in adjustments to the tax basis of the assets of Premier LP. These increases in tax basis increase (for tax purposes) the depreciation and amortization deductions by Premier LP, and therefore, reduce the amount of income tax that Premier would otherwise be required to pay in the future. In connection with the Reorganization and IPO, Premier has entered into a tax receivable agreements with the member owners which became effective upon the completion of the Reorganization and IPO, pursuant to which Premier agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreements) as a result of the increases in tax basis resulting from the sale or exchange of Class B common units by the member owners. The adjustments give effect to the Section 754 election and the tax receivable agreements based on the following assumptions:

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

•
Premier determined the adjustments in connection with the Section 754 election by first calculating the excess of each selling member owner's and PHSI's selling price over such person's share of Premier LP's tax basis in its assets attributable to the Class B common units sold to Premier. Premier then allocated the aggregate excess among Premier LP's assets following applicable tax regulations governing adjustments that result from the Section 754 election. Premier determined each selling member owner's share of the tax basis in Premier LP's assets attributable to the Class B common units sold to Premier by multiplying the member owner's tax capital account balance as of the date of sale as maintained in Premier LP's books and records by a fraction, the numerator of which was the number of Class B common units sold to Premier, and the denominator of which was the number of Class B common units held by the selling member owner immediately prior to the sale. For purposes of the calculation, the selling price per Class B common unit was equal to the net price paid per share of the Class A common stock by the underwriters to Premier in the IPO. The adjustments increased Premier LP's basis in its assets (for tax purposes), and Premier calculates the amount of depreciation, amortization and other deductions to which it is entitled as a result of these adjustments. Premier then calculates Premier's tax liability with and without the deductions attributable to these adjustments, assuming that Premier earns sufficient taxable income in each year to realize the full benefit of the deductions. Premier computed the estimated tax benefit attributable to the election as the excess of Premier's tax liability as so computed without the deductions over Premier's tax liability as so computed with the deductions. Additionally, the tax receivable agreements payments give rise to adjustments that result in Premier LP becoming entitled to additional deductions, and the calculation of Premier's liability under the tax receivable agreements take these adjustments and additional resulting deductions into account.

•
Premier LP's election under Section 754 of the Code is at the discretion of Premier LP and is not subject to review or approval by the IRS or other tax authorities. The computation of the adjustments resulting from the Section 754 election and Premier's tax liability is subject to audit by the IRS and other tax authorities in the same manner as all other items reported on income tax returns.

•
Upon the Reorganization and IPO, the cumulative adjustments of $186.1 million, of which $7.0 million was expected to be paid over the next 12 months, and was reflected as a current liability with the remaining balance classified as a long-term liability, to reflect a liability equal to 85% of the estimated realizable tax benefit resulting from the increase in tax basis due to Premier LP's Section 754 election in connection with the initial sale by the member owners of the Class B common units described above as an increase to payable pursuant to the tax receivable agreements.

•
Deferred tax assets are measured based on the difference in tax basis of Premier's investment in Premier LP as compared to its GAAP carrying value and include the change in allocations in connection with the Reorganization. The adjustments related to Premier LP's Section 754 election described above are a component of Premier's tax basis in Premier LP.

Pursuant to the terms of the exchange agreement, the member owners and new limited partners admitted to Premier LP following the completion of the IPO may subsequently exchange Class B common units in Premier LP for shares of Premier's Class A common stock, cash or a combination of both. Any subsequent exchanges of Class B common units for shares of Premier's Class A common stock pursuant to the exchange agreement may result in increases in the tax basis of the tangible and intangible assets of Premier LP (85% of the realized tax benefits from which will be due to the limited partners and recorded as an additional payable pursuant to the tax receivable agreements) that otherwise would not have been available. These subsequent exchanges have not been reflected in the consolidated financial statements.

(4)
Reflects the increase in the noncontrolling interest held by the limited partners in Premier LP resulting from the net proceeds from the IPO used to purchase Class A common units from Premier LP of $247.7 million and Class B common units from PHSI of $30.1 million, and the contribution of the common stock of PHSI in connection with the Reorganization of $76.9 million. This is offset by an adjustment of $131.0 million to reflect the approximately 78% controlling interest held by the redeemable limited partners of Premier LP subsequent to the Reorganization and IPO, which is reflected in redeemable limited partners' capital on the unaudited consolidated balance sheets. Immediately following the effective date of the LP Agreement, all of Premier LP's limited partners that approved the Reorganization received Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Premier used a portion of the net proceeds from the IPO to purchase (i) Class A common units, (ii) Class B common units from PHSI and (iii) Class B common units from the member owners, resulting in a reduction in the noncontrolling interest attributable to the limited partners from 99% to approximately 78%.

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

•
an increase of $96.9 million due to an increase in deferred tax assets described in note (3) of $283.0 million offset by an increase in payables pursuant to the tax receivable agreements of $186.1 million;

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

(3) SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with remaining maturities of three months or less at the time of acquisition.
Concentration of Credit Risk and Allowance for Doubtful Accounts
Financial instruments that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables and marketable securities. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for doubtful accounts. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a member's ability to pay. Provisions for the allowance for doubtful accounts attributed to bad debt are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.
Fair Value of Financial Instruments
 The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The Company follows a three-tiered fair value hierarchy when determining the inputs to valuation techniques. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:

Level 1: consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market;

Level 2: consists of financial instruments whose values are determined using models or other valuation methodologies that utilize inputs that are observable either directly or indirectly, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument;

Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Marketable Securities
The Company invests its excess cash in commercial paper, corporate debt securities, government securities and other securities with maturities generally ranging from three months to five years from the date of purchase. Marketable securities, classified as available-for-sale, are carried at fair market value, with the unrealized gains and losses on such investments reported in comprehensive income as a separate component of stockholders' (deficit) equity or redeemable limited partners' capital as appropriate. Realized gains and losses, and other-than-temporary declines in investments, are included in other income, net in the accompanying consolidated statements of income. The Company uses the specific-identification method to determine the cost of securities sold. The Company does not hold publicly traded equity investments.
Inventories
Inventories consisting of medical products and other non-pharmaceutical products are stated at the lower of cost or market on an average cost basis. Inventories consisting of pharmaceuticals and pharmaceutical-related products are stated at the lower of cost or market on a first-in, first-out basis. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items. Inventory is written off when deemed obsolete or unsellable by management.
Investments
The Company uses the cost method to account for investments in businesses that are not publicly traded and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value, as appropriate.
Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company's proportionate share of earnings, losses and distributions.
The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized.
Property and Equipment, Net
Property and equipment is stated at cost. Depreciation is calculated based upon estimated useful lives ranging from three to five years, using the straight-line method. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term.
Software Development Costs
Costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue in the accompanying consolidated statements of income. The Company capitalized costs related to software developed for internal use of $41.1 million, $31.3 million and $28.7 million during the years ended June 30, 2014, 2013 and 2012, respectively.
Restricted Cash
Restricted cash of $5.0 million at both June 30, 2014 and 2013 represents cash equivalents held in a trust by Wells Fargo Bank, National Association in favor of the Vermont Department of Financial Regulation (the "Department") on behalf of Premier Insurance Exchange, Risk Retention Group ("PRx"), an entity in which the Company has an equity investment (see Note 8). The Department has the right to withdraw the funds from the trust at any time it is deemed necessary for PRx to meet policyholder claim obligations or other statutory requirements.

Deferred Compensation Plan Assets and Related Liabilities
The Company maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of the tax limits applicable to the Company's 401(k) plan.
Company assets designated to pay benefits under the plan are held by a rabbi trust and are subject to the general creditors of the Company. The amounts deferred are invested in assets at the direction of the employee.
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $0.3 million and $0.4 million at June 30, 2014 and 2013, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying consolidated balance sheets at June 30, 2014 and 2013. The non-current portion of the deferred compensation plan assets, totaling $32.9 million and $24.1 million at June 30, 2014 and 2013, respectively, is included in other assets in the accompanying consolidated balance sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying consolidated balance sheets at June 30, 2014 and 2013. Unrealized gains of $2.0 million on plan assets as of June 30, 2014 are included in other income (expense), net in the accompanying consolidated statements of income. The corresponding expense of $2.0 million is included in selling, general and administrative expense in the accompanying consolidated statements of income. Unrealized gains and losses on plan assets for the years ended June 30, 2013 and 2012 were insignificant.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized. The Company performs its annual goodwill impairment testing on the first day of the last fiscal quarter of its fiscal year unless impairment indicators are present which could require an interim impairment test.

Under the accounting rules, the Company can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of the Company's most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on our most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

The Company's most recent annual impairment testing, which consisted of both qualitative and quantitative assessments, did not result in any goodwill impairment charges during the fourth quarter of the fiscal year ended June 30, 2014. Further, the results of our quantitative assessment indicated that the estimated fair value of each reporting unit evaluated substantially exceeded its respective carrying amount.

Intangible Assets and Other Long-Lived Assets
Intangible assets consist of acquired technology, customer relationships and trade names, and are amortized over their estimated useful lives.
The Company evaluates long-lived assets, such as intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.
The amount of impairment, if any, is measured based on the fair value of the assets as compared to their carrying value. During the fiscal years ended June 30, 2014, 2013 and 2012, the Company did not record any impairment on long-lived assets.
Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets when based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.
The Company prepares and files tax returns based on interpretations of tax laws and regulations. The Company's tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax and interest assessments by these taxing authorities.
In determining the Company's tax expense for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless it is determined to be "more likely than not" that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return if it believes it is "more likely than not" that such tax positions would be sustained. There is considerable judgment involved in determining whether it is "more likely than not" that positions taken on the tax returns would be sustained.
The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

Redeemable Limited Partner's Capital

The LP agreement includes a provision that provides for redemption of a limited partner’s interest upon termination as follows:   For Class B common units not yet eligible for exchange, those will be redeemed at a purchase price which is the lower of the limited partner’s capital account balance in Premier LP immediately prior to the IPO after considering any IPO procceds received and the fair market value of the Class A common stock of the Company on the date of the termination with either (a) a five-year, unsecured, non-interest bearing term promissory note, (b) a cashier’s check or wire transfer of immediately available funds in an amount equal to the present value of the Class B unit redemption amount, or (c) payment on such other terms mutually agreed upon with Premier GP.   For Class B common units that are eligible for exchange, the limited partner is also required to exchange all eligible Class B common units on the next exchange date following the date of the termination.

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

Tax Receivable Agreements

The Company records a liability related to the tax receivable agreements based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in connection with the Reorganization and IPO. Tax payments under the tax receivable agreements will be made to our member owners as we realize tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between us and the member owners. Determining the estimated amount of tax savings we expect to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.

Changes in the estimated tax receivable agreement liability are recorded in selling, general and administrative expense in the consolidated statements of income.
Revenue Recognition
Net Revenue
Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of net GPO administrative fees in the supply chain segment. Other services and support revenue consists primarily of fees generated by the performance services segment in connection with the Company's SaaS informatics products subscriptions, advisory services and performance improvement collaborative subscriptions. Product revenue consists of specialty pharmacy and direct sourcing product sales, which are included in the supply chain segment. The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectability is reasonably assured.
Net Administrative Fees Revenue
Net administrative fees revenue is generated through administrative fees received from suppliers based on the total dollar volume of supplies purchased by the Company's members in connection with its GPO programs.
The Company, through its group purchasing program, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are recognized as revenue in the period in which the respective supplier reports member purchasing data, usually a month or a quarter in arrears of actual member purchase activity. The supplier report proves that the delivery of product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectability is reasonably assured. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts.
 The Company pays a revenue share equal to a percentage of gross administrative fees that the Company collects based upon purchasing by such members and their owned, leased, managed or affiliated facilities through its GPO supplier contracts. Revenue share is recognized according to the members' contractual agreements with the Company as the related administrative fees revenue is recognized. Considering GAAP relating to principal/agent considerations under revenue recognition, revenue share is recorded as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue amount, which amount is included in service revenue in the accompanying consolidated statements of income.
Other Services and Support Revenue
Performance services revenue consists of SaaS informatics products subscriptions, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation.

Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 110 to 160 days following contract execution before the SaaS informatics products can be fully utilized by the member.
Revenue from performance improvement collaboratives and other service subscriptions that support the Company's offerings in cost management, quality and safety and population health management is recognized over the service period, which is generally one year.
Professional fees for advisory services are sold under contracts, the terms of which vary based on the nature of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied.
Insurance services management fees are recognized in the period in which such services are provided. Commissions from group sponsored insurance programs are recognized over the term of the insurance policies, generally one year.
Certain administrative and/or patient management specialty pharmacy services are provided in situations where prescriptions are sent back to member health systems for dispensing. Additionally, the Company derives revenue from pharmaceutical manufacturers for providing patient education and utilization data. Revenue is recognized as these services are provided.
Product Revenue
Specialty pharmacy revenue is recognized when a product is accepted and is recorded net of the estimated contractual adjustments under agreements with Medicare, Medicaid and other managed care plans. Payments for the products provided under such agreements are based on defined allowable reimbursements rather than on the basis of standard billing rates. The difference between the standard billing rate and allowable reimbursement rate results in contractual adjustments which are recorded as deductions from net revenue.
Direct sourcing revenue is recognized once the title and risk of loss of medical products have been transferred to members.
Multiple Deliverable Arrangements
The Company occasionally enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and advisory services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE"), third-party evidence ("TPE") or the estimated selling price ("ESP"), provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. The Company establishes VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.
Certain arrangements include performance targets or other contingent fees that are not fixed and determinable at the inception of the arrangement. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement, the Company allocates only that portion of the arrangement that is fixed and determinable to each element. As additional consideration becomes fixed, it is similarly allocated based on VSOE, TPE or ESP to each element in the arrangement and recognized in accordance with each element's revenue recognition policy.
Performance Guarantees
On limited occasions, the Company may enter into an agreement which provides for guaranteed performance levels to be achieved by the member over the term of the agreement. In situations with significant performance guarantees, the Company defers revenue recognition until the amount is fixed and determinable and all contingencies, including any refund rights, have been satisfied. In the event that guaranteed savings levels are not achieved, the Company may have to pay the difference between the savings that were guaranteed and the actual achieved savings.

Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of the Company's revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred advisory fees. Subscription fees for company-hosted SaaS applications are deferred until the member's unique data records have been incorporated into the underlying software database, or until member site-specific software has been implemented and the member has access to the software. Deferred advisory fees arise when cash is received from members prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the advisory fees are deferred until the performance target is met.
Cost of Revenue and Operating Expenses
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
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative employees and indirect expenses associated with employees that primarily support revenue generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect expenses, insurance expenses, professional fees, and other general overhead expenses.
Research and development expenses consist of employee-related compensation and benefits expenses, and third-party consulting fees of technology professionals, incurred to develop, support and maintain the Company's software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income and were $1.7 million, $1.4 million and $1.5 million for the years ended June 30, 2014, 2013 and 2012, respectively.
Comprehensive Income
Comprehensive income includes all changes in stockholders' equity during a period from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income.
Basic and Diluted Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method. Common stock subscribed is included in the calculation of basic EPS, since the subscribed shares have full voting and dividend participation rights on the day of subscription.

Recently Adopted Accounting Standards

In February 2013, the FASB issued an ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires presentation of information about significant amounts reclassified from each component of accumulated other comprehensive income, the sources of the items reclassified, and the income statement lines affected, either parenthetically on the face of the financial statements or in the notes to the financial statements. The adoption of this accounting standard during the year ended June 30, 2014 had no significant impact on the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the update is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures.

(4) BUSINESS ACQUISITIONS

On April 7, 2014, Premier completed the acquisition of MEMdata, LLC ("MEMdata"), an equipment planning, sourcing and analytics business focused on capital equipment needs for existing medical facilities, as well as those under construction, for $6.2 million. The Company funded the acquisition with available cash on hand. The primary reason for the acquisition of MEMdata was to enhance Premier's ability to drive meaningful supply chain savings for its hospital and health system members in the high-cost areas of construction and capital equipment acquisitions.
The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from MEMdata. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment. The Company filed an Internal Revenue Code Section 338(h)(10) election for the acquisition, has treated the purchase as an asset acquisition for income tax purposes, and is deducting the recognized goodwill for income tax purposes.
The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their fair values, is as follows (in thousands):

Net tangible assets acquired	$164
Intangible assets acquired	1,890
Goodwill	4,152
Total	$6,206
The $1.9 million value allocated to intangible assets consists of $1.4 million of acquired technology with useful lives ranging from 4 to 7 years, member relationships of $0.3 million with a useful life of 8 years, and non-compete agreements and trade names of $0.2 million with useful lives ranging from 2 to 3 years.
On October 31, 2013, Premier completed the acquisition of Meddius, L.L.C. ("Meddius"), a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting, for $8.1 million. The Company funded the acquisition with available cash on hand. The primary reason for the acquisition of Meddius was to augment the Company's capabilities for automated data acquisition across the PremierConnect™ platform and associated applications. It also allows the Company to explore new offerings in the market.
The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Meddius. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment. The Company filed an Internal Revenue Code Section 338(h)(10) election for the acquisition, has treated the purchase as an asset acquisition for income tax purposes, and is deducting the recognized goodwill for income tax purposes.

The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their fair values, is as follows (in thousands):

Net tangible assets acquired	$217
Intangible assets acquired	2,165
Goodwill	5,725
Total	$8,107
The $2.2 million value allocated to intangible assets consists of acquired technology with a useful life of 5 years.
On July 19, 2013, the Company purchased all the issued and outstanding units of SYMMEDRx, LLC ("SYMMEDRx") for $28.7 million. The Company funded the acquisition by drawing on its then existing senior secured revolving credit facility (see Note 12 for more information). The primary reason for the acquisition of SYMMEDRx, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, was to continue to strengthen the Company's ability to drive improvement in member cost savings.
The purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired from SYMMEDRx. As a result, the Company recorded goodwill in connection with this acquisition, which was assigned to the performance services segment. SYMMEDRx filed an Internal Revenue Code Section 754 election in connection with the acquisition and, as a result, the Company is deducting the recognized goodwill for income tax purposes.
The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values is as follows (in thousands):

Net tangible liabilities assumed	$(7)
Intangible assets acquired	5,571
Goodwill	23,164
Total	$28,728
The $5.6 million value allocated to intangible assets consists of $5.1 million of acquired technology with a useful life of 5 years, member relationships of $0.3 million with a useful life of 18 months and trade names of $0.2 million with a useful life of 5 years.
None of these acquisitions were considered significant to the accompanying consolidated financial statements.

(5) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Cash equivalents	$64,207	$64,207	$—	$—
Commercial paper	33,572	—	33,572	—
U.S. government debt securities	116,744	—	116,744	—
Corporate debt securities	166,452	—	166,452	—
Asset-backed securities	91,851	—	91,851	—
Deferred compensation plan assets (a)	33,256	33,256	—	—
Total assets	$506,082	$97,463	$408,619	$—

June 30, 2013
Cash equivalents	$170,510	$170,510	$—	$—
Commercial paper	21,479	—	21,479	—
Corporate debt securities	35,844	—	35,844	—
Deferred compensation plan assets (a)	24,489	24,489	—	—
Total assets	$252,322	$194,999	$57,323	$—
(a) Deferred compensation plan assets consist of highly liquid mutual fund investments.
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($0.3 million and $0.4 million at June 30, 2014 and June 30, 2013, respectively) and other assets ($32.9 million and $24.1 million at June 30, 2014 and June 30, 2013, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's commercial paper, U.S. government debt securities, corporate debt securities, and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 13 for more information) by approximately $0.7 million and $1.1 million at June 30, 2014 and June 30, 2013, respectively, based on an assumed market interest rate of 1.5% and 1.7%, respectively, at June 30, 2014 and June 30, 2013.

(6) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, U.S. government securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. Marketable securities, classified as available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2014
Commercial paper	$33,561	$12	$(1)	$33,572
U.S. government debt securities	116,620	124	—	116,744
Corporate debt securities	166,424	69	(41)	166,452
Asset-backed securities	91,824	34	(7)	91,851
	$408,429	$239	$(49)	$408,619
June 30, 2013
Commercial paper	$21,467	$12	$—	$21,479
Corporate debt securities	35,869	—	(25)	35,844
	$57,336	$12	$(25)	$57,323

U.S. government securities, corporate debt securities and asset-backed securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
At June 30, 2014, marketable securities consist of the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$159,767	$159,820
Due after one year through five years	248,662	248,799
	$408,429	$408,619

See Note 5 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.

(7) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following (in thousands):

	June 30,
	2014	2013
Accounts receivable	$67,549	$60,298
Other	1,082	973
	68,631	61,271
Allowance for doubtful accounts	(1,054)	(671)
Accounts receivable, net	$67,577	$60,600

(8) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at June 30, 2014 and 2013. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $6.9 million and $5.7 million at June 30, 2014 and 2013, respectively. The Company's 50% ownership share of Innovatix's net income included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income is $17.0 million and $12.0 million for the year ended June 30, 2014 and 2013, respectively, all of which is included in the supply chain services segment.
Global Healthcare Exchange, LLC ("GHX"), a privately held limited liability company, is an internet‑based trading exchange developed to reduce costs and improve efficiencies for all participants in the healthcare supply chain. On March 11, 2014, a subsidiary of Thoma Bravo LLC, a private equity firm, acquired all the outstanding membership interests of GHX. Upon completion of the sale, the Company received total proceeds of approximately $38.4 million, resulting in a gain on sale of investment of an equal amount, as the Company accounted for its investment in GHX using the equity method of accounting and the Company's carrying value of its investment in GHX was zero at June 30, 2014.
These investments are included in Other Assets in the accompanying consolidated balance sheet.

(9) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

		June 30,
	Useful life	2014	2013
Capitalized software	3-5 years	$258,305	$209,481
Computer hardware	3-5 years	40,003	37,166
Furniture and other equipment	5 years	7,624	6,816
Leasehold improvements	Term of lease	15,201	15,570
		321,133	269,033
Accumulated depreciation and amortization		(186,582)	(153,446)
Property and equipment, net		$134,551	$115,587

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2014, 2013, and 2012 was $36.8 million, $27.7 million and $22.3 million, respectively. Unamortized capitalized software costs at June 30, 2014 and 2013 were $106.7 million and $84.1 million, respectively.

(10) GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2013	$31,765	$29,645	$61,410
SYMMEDRx acquisition	—	23,164	23,164
Meddius acquisition	—	5,725	5,725
MEMdata acquisition	—	4,152	4,152
Balance at June 30, 2014	$31,765	$62,686	$94,451
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	June 30, 2014	June 30, 2013
Identifiable intangible assets acquired:
Technology	5.0 years	$20,257	$11,570
Member relationships	8.6 years	6,830	6,260
Non-compete agreements	3.0 years	80	—
Trade names	4.9 years	3,990	3,700
	5.8 years	31,157	21,530
Accumulated amortization		(20,302)	(17,238)
Total identifiable intangible assets acquired, net		$10,855	$4,292
Amortization expense of intangible assets was $3.1 million, $1.5 million and $3.1 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The estimated future amortization expense of intangible assets is as follows:

Twelve Months Ending June 30,
2015	$3,542
2016	2,734
2017	2,226
2018	1,785
2019	363
Thereafter	205
Total amortization expense	$10,855
The net carrying value of intangible assets by segment is as follows (in thousands):

	June 30, 2014	June 30, 2013
Supply Chain Services	$1,392	$2,436
Performance Services	9,463	1,856
Total	$10,855	$4,292

(11) OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30,
	2014	2013
Deferred compensation assets	$32,873	$24,081
Investments	7,895	6,676
Deferred loan costs	2,511	—
Other	729	752
	$44,008	$31,509

(12) LINES OF CREDIT
On June 24, 2014, Premier LP, along with its wholly owned subsidiaries, Premier Supply Chain Improvement, Inc. (“PSCI”) and PHSI, as Co-Borrowers, Premier GP, and certain domestic subsidiaries of Premier GP, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”), Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Book Managers, entered into an unsecured Credit Agreement, dated as of June 24, 2014 (the “Credit Agreement”). The Credit Agreement has a maturity date of June 24, 2019.

The new credit facility provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. At our request, the credit facility may be increased from time to time up to an additional aggregate of $250.0 million, subject to the approval of the lenders providing such increase. The credit facility includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier is not a guarantor under the credit facility.

The new credit facility replaced our prior $100 million credit facility, which was terminated on the closing date of the new credit facility. The prior credit facility was scheduled to mature on December 16, 2014. At the time of its termination, there were no outstanding borrowings under the prior credit facility.

The new credit facility permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the credit facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the credit facility, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.356% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2014, the commitment fee was 0.125%.

The credit facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the credit facility, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the credit facility) of 3.00 to 1.00 at the end of every fiscal quarter. We were compliance with all such covenants at June 30, 2014. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the credit facility). If any event of default occurs and is continuing, the Administrative Agent under the credit facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the credit facility to be immediately due and payable.

Proceeds from borrowings under the credit facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of the June 30, 2014, we had no outstanding borrowings under our new credit facility.

On August 17, 2012, S2S Global, a direct sourcing business which the Company consolidates and owns 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one‑year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at June 30, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.
At June 30, 2014 and June 30, 2013, S2S Global had $13.7 million and $7.7 million, respectively, outstanding on the revolving line of credit, which is included in current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
Amounts due under the S2S Global line of credit are included within the current portion of notes payable in the accompanying consolidated balance sheets.

(13) NOTES PAYABLE
At June 30, 2014 and June 30, 2013, the Company had $20.0 million and $23.4 million, respectively, in non-interest bearing notes payable outstanding to departed member owners, of which $4.0 million and $4.2 million, respectively, are included in current portion of notes payable and line of credit and $15.8 million and $19.2 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets.
During 2011, the Company entered into a financing agreement related to certain software licenses, payable in five installments with the final installment paid in June 2014. At June 30, 2013, the Company had $3.2 million outstanding on this non-interest bearing notes payable which is included in current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
Principal payments of notes payable are as follows (in thousands):

Twelve months ending June 30,
2015	$3,988
2016	2,164
2017	5,378
2018	7,995
2019	260
Thereafter	254
Total principal payments	$20,039

(14) OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	June 30,
	2014	2013
Accrued compensation	834	5,278
Reserve for uncertain tax positions	1,438	759
Other long-term liabilities	$2,272	$6,037

(15) COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $9.1 million, $8.5 million and $7.9 million for the years ended June 30, 2014, 2013 and 2012, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

Year ending June 30:
2015	$7,937
2016	7,817
2017	8,017
2018	7,561
2019	8,412
Thereafter	60,478
Total minimum lease payments	$100,222
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

(16) SEGMENTS
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.
The following table presents Segment Adjusted EBITDA and other information (in thousands) as utilized by the Company's chief operating decision maker.

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
June 30, 2014
Supply Chain Services:
Net administrative fees	$464,837
Other services and support	778
Services	465,615
Products	212,526
Total Supply Chain Services	678,141	$396,470	$1,482	$2,719
Performance Services	232,408	73,898	33,467	50,655
Corporate	—	(78,080)	4,874	2,366
Total	$910,549	$392,288	$39,823	$55,740

June 30, 2013
Supply Chain Services:
Net administrative fees	$519,219
Other services and support	471
Services	519,690
Products	144,386
Total Supply Chain Services	664,076	$431,628	$1,254	$1,560
Performance Services	205,214	56,456	24,007	35,740
Corporate	—	(69,059)	3,959	5,127
Total	$869,290	$419,025	$29,220	$42,427

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
June 30, 2012
Supply Chain Services:
Net administrative fees	$473,249
Other services and support	1,296
Services	474,545
Products	116,484
Total Supply Chain Services	591,029	$385,331	$1,213	$199
Performance Services	177,256	42,153	20,041	37,106
Corporate	—	(67,875)	4,144	654
Total	$768,285	$359,609	$25,398	$37,959

The following table presents total assets (in thousands) as utilized by the Company's chief operating decision maker.

Total Assets
June 30, 2014
Supply Chain Services	$373,746
Performance Services	266,567
Corporate	606,343
Total	$1,246,656

June 30, 2013
Supply Chain Services	$332,261
Performance Services	194,414
Corporate	72,241
Total	$598,916
A reconciliation of Segment Adjusted EBITDA to operating income is as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Segment Adjusted EBITDA	$392,288	$419,025	$359,609
Depreciation and amortization	(36,761)	(27,681)	(22,252)
Amortization of purchased intangible assets	(3,062)	(1,539)	(3,146)
Acquisition related expenses (a)	(2,014)	—	—
Strategic and financial restructuring expenses (b)	(3,760)	(5,170)	—
Stock-based compensation expense	(19,476)	—	—
Adjustment to tax receivable agreement liability (c)	(6,215)	—	—
Equity in net income of unconsolidated affiliates (d)	(16,976)	(11,968)	(12,122)
Deferred compensation plan expense	(1,972)	—	—
Operating income	$302,052	$372,667	$322,089

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents adjustment to tax receivable agreement liability for the change in accounting method with the Internal Revenue Service related to a change in accounting method from previous years.

(d)	Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.
(17) REDEEMABLE LIMITED PARTNERS' CAPITAL
At June 30, 2013, redeemable limited partners' capital represents the limited partners' 99% ownership of Premier LP. Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partner's withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, at June 30, 2013, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
Upon the consummation of the Reorganization and IPO, each limited partner's shares of PHSI were contributed for Class B common units of Premier LP. Commencing on October 31, 2014, and during each year thereafter, each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent audit committee of the board of directors.
Redeemable limited partners' capital represents the member owners' 78% ownership of Premier LP at June 30, 2014. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital, which is recorded at the greater of the book value or redemption amount per the LP Agreement, is classified as temporary equity in the mezzanine section of the consolidated balance sheet at June 30, 2014. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares.

The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2011 to June 30, 2014 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2011	$(7,269)	$264,725	$3	$257,459
Issuance of redeemable limited partnership interest for notes receivable	(774)	774	—	—
Distributions applied to receivables from limited partners	3,085	(1,214)	—	1,871
Repurchase of redeemable limited partnership interest	—	(2,896)	—	(2,896)
Net income attributable to Premier LP	—	323,339	—	323,339
Distributions to limited partners	—	(300,194)	—	(300,194)
Net unrealized loss on marketable securities	—	—	(66)	(66)
June 30, 2012	$(4,958)	$284,534	$(63)	$279,513
Issuance of redeemable limited partnership interest for notes receivable	(61,859)	61,859	—	—
Receipts on receivables from limited partners	8,143	—	—	8,143
Distributions applied to receivables from limited partners	2,103	(380)	—	1,723
Repurchase of redeemable limited partnership interest	—	(14,268)	—	(14,268)
Net income attributable to Premier LP	—	369,189	—	369,189
Distributions to limited partners	—	(336,715)	—	(336,715)
Net unrealized loss on marketable securities	—	—	50	50
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Receipts on receivables from limited partners	12,706	—	—	12,706
Distributions and reductions applied to receivables from limited partners	33,586	(28,009)	—	5,577
Repurchase of redeemable limited partnership interest	—	(1,781)	—	(1,781)
Net income attributable to Premier LP	—	303,336	—	303,336
Distributions to limited partners	—	(348,277)	—	(348,277)
Purchase of Class A common units from Premier LP	—	247,742	—	247,742
Purchase of Class B common units from PHSI	—	30,072	—	30,072
Contribution of PHSI common stock in connection with the IPO	—	76,916	—	76,916
Acquisition of noncontrolling interest from members	—	(131,000)	(3)	(131,003)
Net unrealized gain on marketable securities	—	—	163	163
Adjustment to redemption amount	—	2,741,588	—	2,741,588
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the year ended June 30, 2014.
During the year ended June 30, 2014, one limited partner withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
Prior to the consummation of the Reorganization and IPO, Premier LP maintained a discretionary distribution policy in which semi-annual cash distributions were made each February attributable to the recently completed six months ended December 31 and each September attributable to the recently completed six months ended June 30. As provided in the then existing limited partnership agreement, the amount of actual cash distributed may have been reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP distributed $214.5 million to its limited partners during the three months ended September 30, 2013 attributable to income generated through June 30, 2013, of which $2.8 million was retained to reduce limited partner notes payable and related interest obligations and an additional $3.4 million was retained to reduce other amounts payable by limited partners to the Company, resulting in a cash distribution of $208.3 million. During the three months ended December 31, 2013, Premier LP distributed cash of $72.6 million to its limited partners attributable to income generated through September 30, 2013.
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
Premier LP made a quarterly distribution on May 29, 2014 to its limited partners of $21.4 million and a quarterly distribution on February 27, 2014 to its limited partners of $17.4 million. Each distribution was equal to the previous fiscal quarter's total taxable income for Premier LP multiplied by the effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on August 28, 2014 to its limited partners of $22.4 million, which is reflected as a liability as of June 30, 2014 in the accompanying consolidated balance sheets. Consistent with the Company's discretionary distribution policy prior to the Reorganization and IPO, the Company had no such distribution payable at June 30, 2013.
(18) STOCKHOLDERS' (DEFICIT) EQUITY
In connection with the IPO, the Company issued 32,374,751 shares of its Class A common stock, par value, $0.01 per share. In connection with the Reorganization, the Company issued 112,607,832 shares of its Class B common stock, for par value, $0.000001 per share.
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

(19) PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The Company has a defined contribution pension plan and a 401(k) retirement savings plan (the 401(k) plan) which cover employees who meet certain age and service requirements.

The pension plan provides for monthly contributions of 5% of the participant's compensation, not to exceed certain limits. Pension expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $8.2 million, $7.5 million and $6.9 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The 401 (k) plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions up to 4% of the participant's compensation, not to exceed certain limits. The 401(k) expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $6.8 million, $6.2 million and $5.5 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The Company maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions, in excess of the tax limits applicable to the pension and 401(k) plans (see Note 3).

(20) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $19.5 million for the year ended June 30, 2014, with a resulting deferred tax benefit of $7.4 million, respectively, calculated at a rate of 38%. At June 30, 2014, there was $45.9 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.01 years. There was no stock compensation expense for the year ended June 30, 2013.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of June 30, 2014, there were 7,667,266 shares available for grant under the 2013 Equity Incentive Plan.
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
During the year ended June 30, 2014, an additional 31,895 restricted stock units were granted to certain employees and 6,464 restricted stock units were granted to new non-employee directors, with an average grant date fair value of $32.59.
During the year ended June 30, 2014, 1,042 restricted stock units vested on a pro-rata basis related to qualifying terminations and 27,996 restricted stock units were forfeited.
Performance Share Awards. On September 25, 2013, Premier granted 829,922 performance share awards, with a grant date fair value of $27.00 per share, to certain employees. The performance share awards vest on June 30, 2016, either in part or in full, contingent upon the achievement of certain performance criteria.
During the year ended June 30, 2014, 2,748 performance share awards were forfeited.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. On September 25, 2013, Premier granted 2,054,192 stock options, with an exercise price equal to the fair market value of a share of Premier's common stock on the grant date of $27.00 per share, to certain employees. The stock options vest in three equal annual installments, beginning on June 30, 2014.
During the year ended June 30, 2014, 6,708 stock options were forfeited.
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
(1) The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.
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
On August 29, 2014, Premier granted 140,054 restricted stock units and 269,840 performance share awards to certain executive and non-executive level employees, with a grant date fair value of $31.58 per share. On August 29, 2014, Premier granted 636,342 stock options to certain executive and non-executive level employees, with an exercise price of $31.58 per share, which equals the fair market value of a share of Premier's common stock on the grant date.

(21) INCOME TAXES
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
Significant components of the consolidated expense/(benefit) for income taxes are as follows, (in thousands):

	June 30,
	2014	2013	2012
Current:
Federal	$14,331	$5,690	$9,944
State	3,558	778	1,138
Total current expense	17,889	6,468	11,082
Deferred:
Federal	8,832	2,858	(2,524)
State	988	400	(329)
Total deferred expense (benefit)	9,820	3,258	(2,853)
Provision for income taxes	$27,709	$9,726	$8,229

The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes, and nondeductible expenses. A reconciliation of the amount at the statutory federal income tax rate to the actual tax expense is as follows, (in thousands).

	June 30,
	2014	2013	2012
Computed tax expense	$126,115	$134,684	$117,214
Partnership income (federal) not subject to tax to the Company	(109,445)	(126,703)	(110,739)
State taxes (net of federal benefit)	2,136	1,023	829
Meals & entertainment and other permanent items	972	1,770	881
Research & development credits	(639)	(1,725)	(250)
Uncertain tax positions	579	281	28
Gain on intercompany sale of Premier Plans, LLC	11,908	—	—
Change in valuation allowance	(3,150)	—	—
Other	(767)	396	266
Provision for income taxes	$27,709	$9,726	$8,229
Effective income tax rate	7.7%	2.5%	2.5%
The effective tax rate has increased from the prior year as a result of the Reorganization which created additional partnership income subject to tax at the Company level.
Federal tax years ended June 30, 2013, 2012, and 2011 have not been examined by the Internal Revenue Service ("IRS") and remain open as of June 30, 2014. The Company believes it has recorded adequate taxes for positions taken which may be challenged upon IRS examination.
The Company has federal net operating loss carryforwards that will be available to offset federal taxable income of PHSI and its consolidated subsidiaries. These loss carryforwards are subject to an annual limitation of approximately $1.4 million under the provisions of IRC Section 382. At June 30, 2014, the Company had federal net operating loss carryforwards of $9.3 million that will begin expiring on June 30, 2017 unless utilized. At June 30, 2014, the Company had state net operating loss carryforwards of $5.5 million that will begin expiring on June 30, 2015, and PSCI had state net operating loss carryforwards of $8.9 million that will begin expiring on June 30, 2016, unless utilized, based on each respective state's regulations regarding carryforward limitations.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and the liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company annually assesses whether a valuation allowance is necessary against net deferred tax assets. Based on the Company's assessment, we have concluded that it is more likely than not that all of the deferred tax assets will be realized, except for certain state net operating losses as of June 30, 2014 that are expected to expire. Accordingly, as of June 30, 2014 and 2013, the Company has recognized net deferred tax assets of $296.6 million and $23.5 million, respectively. The significant increase in deferred tax assets is the result of intangible assets acquired in connection with the Reorganization and IPO.

Significant components of the Company's deferred tax assets and liabilities are as follows, (in thousands).

	June 30,
	2014	2013
Deferred tax assets, current
Accrued expenses and other	$6,617	$6,353
Accrued vacation	3,030	2,900
Total current deferred tax assets	9,647	9,253
Valuation allowance for deferred tax assets	—	(850)
Net current deferred tax assets	9,647	8,403
Deferred tax asset, noncurrent
Partnership basis differences in Premier LP	271,404	—
Stock compensation	7,449	—
Accrued expenses	13,690	13,131
Net operating losses	3,929	4,429
Other	2,728	9,596
Total deferred tax assets	299,200	27,156
Valuation allowance for deferred tax assets	(470)	(2,869)
Net noncurrent deferred tax assets	298,730	24,287
Deferred tax liability, noncurrent
Purchased intangible assets and depreciation	(11,794)	(9,210)
Total net noncurrent deferred tax assets	286,936	15,077
Net deferred tax asset	$296,583	$23,480
On October 1, 2013, the Company recorded deferred tax assets of $283.0 million associated with basis differences in assets upon acquiring an interest in Premier LP and making a Section 754 election in connection with the Reorganization and IPO. The Company also recorded $186.1 million in tax receivable agreement liabilities representing 85% of the tax savings that the Company expects to receive in connection with the Section 754 election. In June 2014, Premier LP received approval for a tax accounting method change that resulted in deferred tax assets increasing by $2.4 million to $285.4 million. The Company also recorded an additional $6.2 million in tax receivable agreement liabilities to the existing $186.1 million which results in $192.3 million in tax receivable agreement liabilities as of June 30, 2014. Both resulted from additional basis differences due to the accounting method change. The original recording of deferred tax assets was offset by the tax receivable liabilities with the resulting difference recorded to paid-in-capital. The adjustment to deferred tax assets and liabilities resulted in a $2.4 million reduction to tax expense that is not anticipated to occur in the future.
A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the fiscal years ended June 30, 2014 and June 30, 2013 are as follows:

	June 30,
	2014	2013	2012
Beginning of year balance	$759	$478	$450
Increases in prior period tax positions	353	—	—
Decreases in prior period tax positions	(253)	—	—
Increases in current period tax positions	579	281	28
End of year balance	1,438	759	478
The total reserve for uncertain tax positions that affect the Company’s effective tax rate is approximately $1.4 million, $0.8 million, and $0.5 million as of June 30, 2014, 2013 and 2012, respectively. It is expected that the reserves will change in the next twelve months; however, the Company does not expect the changes in its reserve to have a material impact on its financial statements.

(22) EARNINGS (LOSS) PER SHARE

Basic earnings per share of Premier is computed by dividing net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount by the weighted average number of shares of common stock outstanding for the period. Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount reflects the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.
The following table provides a reconciliation of common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Year Ended June 30,
	2014 (d)	2013 (e)	2012 (e)
Numerator for Basic and Diluted Income Per Share:
Net (loss) income attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(2,713,256)	$7,376	$3,937
Denominator for basic income per share weighted average shares(a)	25,633	5,858	6,183

Effect of dilutive securities:(b)
Stock options	—	—	—
Restricted stock units (c)	—	—	—

Denominator for diluted income per share-adjusted:
Weighted average shares and assumed conversions	25,633	5,858	6,183

Basic net (loss) income per share:
Basic net (loss) income from assumed conversions	$(105.85)	$1.26	$0.64

Diluted net (loss) income per share:
Diluted net (loss) income from continuing operations	$(105.85)	$1.26	$0.64
(a) Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the twelve months ended June 30, 2014.

(b)
The conversion of 112,510,905 Class B common units into Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period presented.

(c)	The conversion of 124 Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period presented.
(d) The weighted average shares calculations are based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to June 30, 2014.
(e) The weighted average shares calculations are based on the PHSI common shares outstanding for the twelve months ended June 30, 2013 and 2012.
As a result of the consummation of the Reorganization and IPO, effective October 1, 2013, earnings per share is not comparable for all periods presented. In addition, the earnings per share for the twelve months ended June 30, 2014 may not be indicative of prospective earnings (loss) per share information.

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended June 30, 2014 and 2013 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter (a)	Quarter (b)	Quarter (c)	Quarter
Fiscal 2014
Net revenue	$240,576	$208,909	$225,598	235,466
Gross profit	173,050	136,172	144,474	149,228
Net income	112,528	51,477	101,980	66,632
Net income attributable to noncontrolling interest	(113,004)	(45,073)	(88,455)	(57,753)
Net (loss) income attributable to shareholders	(476)	6,404	13,525	8,879
Adjustment of redeemable limited partners' capital to redemption amount	—	(3,719,812)	495,714	482,510
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital redemption amount	(476)	(3,713,408)	509,239	491,389

Weighted average shares outstanding:
Basic	5,627	32,375	32,375	32,375
Diluted	5,627	32,375	32,556	32,569

Net income (loss) per share attributable to shareholders:
Basic	$(0.08)	$(114.70)	$15.73	15.18
Diluted	$(0.08)	$(114.70)	$15.64	15.09

(a) Operating results for the first quarter of fiscal year ended June 30, 2014 differ significantly from subsequent periods, which reflect the impact of the Reorganization and IPO, which occurred in the second quarter of fiscal year ended June 30, 2014.

(b)
Operating results for the second quarter of fiscal year ended June 30, 2014 reflect the completion of the Reorganization and IPO, including the significant adjustment of redeemable limited partners' capital to redemption amount.

(c)	Operating results for the third quarter of fiscal year ended June 30, 2014 reflect the gain on sale of investment in GHX.

Redeemable limited partners' capital for the third quarter of the fiscal year ended June 30, 2014 has been adjusted by approximately $21.4 million from $517.1 million as reported in the prior period to $495.7 million as reported herein to correct an immaterial classification difference between redeemable limited partners' capital and (accumulated deficit) retained earnings. This adjustment decreased both basic and diluted net income per share attributable to shareholders by $0.66 from $16.39 and $16.30, respectively, as reported in the prior period, to $15.73 and $15.64, respectively, as reported herein. The impact of this adjustment is deemed immaterial to the interim consolidated financial statements for the prior period. There was no impact to any annual period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2013
Net revenue	198,566	206,425	223,698	240,601
Gross profit	144,334	148,249	162,105	177,189
Net income	85,067	85,381	101,142	103,496
Net income attributable to noncontrolling interest	(82,811)	(83,390)	(97,216)	(104,293)
Net income (loss) attributable to shareholders	2,256	1,991	3,926	(797)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—
Net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital redemption amount	2,256	1,991	3,926	(797)

Weighted average shares outstanding:
Basic	6,090	6,040	5,757	5,733
Diluted	6,090	6,040	5,757	5,733

Net income (loss) per share attributable to shareholders:
Basic	$0.37	$0.33	$0.68	(0.14)
Diluted	$0.37	$0.33	$0.68	(0.14)

(24) RELATED PARTY TRANSACTIONS

GNYHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA and its member organizations owned approximately 12% of the outstanding partnership interests in Premier LP as of June 30, 2014. Net administrative fees revenue recorded with GNYHA and its member organizations was $62.0 million and $47.4 million for the year ended June 30, 2014 and 2013, respectively. In addition, $14.1 million and $8.9 million were recorded during the year ended June 30, 2014 and 2013, respectively, for services and support revenue. Receivables from GNYHA and its member organizations, included in due from related party in the accompanying consolidated balance sheets, were $0.6 million and $1.1 million as of June 30, 2014 and June 30, 2013, respectively. In addition, approximately $6.8 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at June 30, 2014. Of the $22.4 million limited partners' distribution payable in the accompanying consolidated balance sheets as of June 30, 2014, $3.2 million is payable to GNYHA and its member organizations.
The Company's 50% ownership share of Innovatix's net income included in other income (expense), net, in the accompanying consolidated statements of income is $17.0 million and $12.0 million for the year ended June 30, 2014 and 2013, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $35.0 million and $31.9 million for the year ended June 30, 2014 and 2013, respectively. At June 30, 2014 and June 30, 2013, the Company had revenue share obligations to Innovatix of $3.7 million and $2.8 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $4.9 million and $4.6 million for the year ended June 30, 2014 and 2013, respectively, and annual incentive management fees of $0.4 million and $0.4 million for the year ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and June 30, 2013, $0.6 million and $0.0 million, respectively, in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.

(25) SUBSEQUENT EVENTS
On August 5, 2014, the Company announced an agreement to acquire TheraDoc, Inc., a provider of clinical surveillance software. The acquisition closed on September 1, 2014 and was funded on September 2, 2014.  The aggregate cash purchase price was $117.0 million, subject to adjustment based on working capital, cash and cash equivalents and indebtedness of TheraDoc at the closing date. The Company funded the acquisition with available cash on hand.

On August 25, 2014, the Company signed a definitive agreement and plan of merger to acquire Aperek, Inc. (formerly Mediclick), a SaaS-based (software-as-a-service) supply chain solutions company focused on purchasing workflow and analytics for $48.5 million, subject to potential purchase price adjustments based on Aperek's working capital at closing. The merger was closed on August 29, 2014 and was funded with available cash on hand.

Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2014, 2013 and 2012
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2014
Allowance for doubtful accounts	$671	499	116	$1,054
Deferred tax assets valuation allowance	$3,719	(3,249)	—	$470

Year ended June 30, 2013
Allowance for doubtful accounts	$2,120	(1,148)	301	$671
Deferred tax assets valuation allowance	$3,490	229	—	$3,719

Year ended June 30, 2012
Allowance for doubtful accounts	$2,010	383	273	$2,120
Deferred tax assets valuation allowance	$3,827	(337)	—	$3,490

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures
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
As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On August 5, 2014, we announced that PHSI, entered into a stock purchase agreement (the “Stock Purchase Agreement”) dated as of August 4, 2014 with Hospira, Inc. (“Hospira”), pursuant to which PHSI agreed to purchase all the outstanding shares of capital stock of TheraDoc, Inc. (“TheraDoc”), a wholly-owned subsidiary of Hospira.   The acquisition closed on September 1, 2014 and was funded on September 2, 2014.  The aggregate cash purchase price was $117.0 million, subject to adjustment based on working capital, cash and cash equivalents and indebtedness of TheraDoc at the closing date.  We funded the acquisition with available cash on hand.  Neither we and our affiliates, nor any of our directors or officers, has any material relationship, other than in respect of the transaction, with Hospira.  The description above is a summary of certain portions of the Stock Purchase Agreement and does not purport to be a complete description and is subject to, and qualified in its entirety by the full text of the Stock Purchase Agreement, a copy of which was attached as Exhibit 2.1 to our Current Report on Form 8-K filed on August 5, 2014.

On August 25, 2014, we announced that PHSI had entered into a definitive agreement and plan of merger to acquire Aperek, Inc. for $48.5 million in cash, subject to working capital and other customary adjustments.  The merger was closed on August 29, 2014 and was funded with available cash on hand.

PART III

We expect to file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2014 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2014 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein.  That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2014 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2014 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2014 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents as part of this Report:

(a)	(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets
(iii) Consolidated Statements of Income
(iv) Consolidated Statements of Comprehensive Income
(v) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(vi) Consolidated Statements of Cash Flows
(vii) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

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

10.10
Form of Performance Share Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan. +(Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.11
Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan. +(Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.12
Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan. +(Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Premier, Inc. filed on November 12, 2013 - Commission File No. 001-36092.)

10.13
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2013 Equity Incentive Plan. +(Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

10.14
Amendment 2013-1 to Premier, Inc. Annual Incentive Compensation Plan, effective August 16, 2013. +(Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

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

10.17
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. +(Incorporated by reference to Exhibit 10.22 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

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

10.25
Premier, Inc. Directors' Compensation Policy. +(Incorporated by reference to Exhibit 10.21 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.26
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. +(Incorporated by reference to Exhibit 10.29 to the Registration Statement, Amendment No. 1, to Form S-1 of Premier, Inc. filed on September 16, 2013 - Commission File No. 333-190828.)

10.27
Credit Agreement, dated as of June 24, 2014, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Premier, Inc. filed June 25, 2014 - Commission File No. 001-36092.)

21	Subsidiaries of the Company *
23	Consent of Ernst &Young LLP with respect to the consolidated financial statements of the Company *
24	Power of Attorney (included on the signature page hereof),*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
99.1
Unaudited Pro Forma Consolidated Financial Information as of and for the year ended June 30, 2013 (Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q of Premier, Inc. filed February 14, 2014 - Commission File No. 001-36092.)

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.
By: /s/ SUSAN D. DEVORE
Name: Susan D. DeVore
Title: President, Chief Executive Officer and Director Date: September 4, 2014

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints each of Craig S. McKasson and Jeffrey W. Lemkin his/her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him/her in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	President, Chief Executive Officer and Director (principal executive officer)	September 4, 2014

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Financial Officer and Senior Vice President (principal financial and accounting officer)	September 4, 2014

/s/ STEPHEN R. D’ARCY Stephen R. D’Arcy	Director	September 4, 2014

/s/ LLOYD H. DEAN Lloyd H. Dean	Director	September 4, 2014

/s/ PETER S. FINE Peter S. Fine	Director	September 4, 2014

/s/ CHARLES E. HART, MD Charles E. Hart, MD	Director	September 4, 2014

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	September 4, 2014

/s/ ROBERT ISSAI Robert Issai	Director	September 4, 2014

/s/ WILLIAM E. MAYER William E. Mayer	Director	September 4, 2014

/s/ KEITH B. PITTS Keith B. Pitts	Director	September 4, 2014

/s/ TOMI S. RYBA Tomi S. Ryba	Director	September 4, 2014

/s/ TERRY SHAW Terry Shaw	Director	September 4, 2014

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	September 4, 2014

/s/ SUSAN S. WANG Susan S. Wang	Director	September 4, 2014

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	September 4, 2014

/s/ ALAN R. YORDY Alan R. Yordy	Director	September 4, 2014

Exhibit 21 Subsidiaries of the Company

SUBSIDIARIES OF PREMIER, INC.

Name of Subsidiary                        State/Province of Incorporation

Premier Services, LLC (1)                        Delaware
Premier Healthcare Alliance, L.P. (2)                California
Premier Supply Chain Improvement, Inc. (3)                Delaware
Premier Healthcare Solutions, Inc. (3)                Delaware
Premier Marketplace, LLC (3)                    Delaware
Provider Select LLC (3)                        Delaware
NS3Health, LLC (4)                        Florida
SVS LLC (5)                            Maryland
Commcare Pharmacy FTL, LLC (6)                Florida
Commcare Pharmacy WPB, LLC (6)                Florida
Commcare Pharmacy MIA, LLC (6)                Florida
NS3 Software Solutions, LLC (6)                    Florida
Meddius, LLC (7)                        Virginia
Premier Insurance Management Services, Inc. (7)            California
Premier Pharmacy Benefit Management, LLC (7)            Delaware
Symmedrx, LLC    (7)                        Kansas
MEMdata, LLC (7)                        Texas

(1) Wholly-owned by Premier, Inc.
(2) Premier Services, LLC holds an approximately 22% controlling general partnership interest.
(3) Wholly owned by Premier Healthcare Alliance, L.P. (4) Wholly-owned by Premier Supply Chain Improvement, Inc., and is d/b/a Commcare Specialty Pharmacy.
(5) Sixty percent controlled subsidiary of Premier Supply Chain Improvement, Inc.                     (6) Wholly-owned by NS3Health, LLC.
(7) Wholly-owned by Premier Healthcare Solutions, Inc.

Exhibit 23 Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-191484) pertaining to the 2013 Equity Incentive Plan of Premier, Inc. of our report dated September 4, 2014, with respect to the consolidated financial statements and schedule of Premier, Inc. included in this Annual Report (Form 10-K) for the year ended June 30, 2014.

/s/ Ernst & Young LLP

Charlotte, North Carolina
September 4, 2014

Exhibit 31.1 Section 302 Certification of the CEO

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Susan D. DeVore certify that:

1. I have reviewed this annual report on Form 10-K of Premier, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 4, 2014

/s/ Susan D. DeVore
Susan D. DeVore
President and Chief Executive Officer

Exhibit 31.2 Section 302 Certification of the CFO

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig S. McKasson certify that:

1. I have reviewed this annual report on Form 10-K of Premier, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 4, 2014

/s/ Craig S. McKasson
Craig S. McKasson
Senior Vice President and Chief Financial Officer

Exhibit 32.1 Section 906 Certification of the CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Premier, Inc. ("Premier") on Form 10-K for the year ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Susan D. DeVore, President and Chief Executive Officer of Premier, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Premier.

/s/ Susan D. DeVore
Susan D. DeVore
President and Chief Executive Officer

September 4, 2014

A signed original of this written statement required by Section 906 has been provided to Premier, Inc. and will be retained by Premier, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.  This written statement shall not be deemed filed by Premier, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to liability under that section, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Premier, Inc. specifically incorporates it by reference.

Exhibit 32.2 Section 906 Certification of the CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Premier, Inc. ("Premier") on Form 10-K for the year ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig S. McKasson, Senior Vice President and Chief Financial Officer of Premier, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Premier.

/s/ Craig S. McKasson
Craig S. McKasson
Senior Vice President and Chief Financial Officer

September 4, 2014

A signed original of this written statement required by Section 906 has been provided to Premier, Inc. and will be retained by Premier, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.  This written statement shall not be deemed filed by Premier, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to liability under that section, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Premier, Inc. specifically incorporates it by reference.