Form 10-Q
period 2014-09-30
Premier, Inc.
filed 2014-11-12
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 6, 2014, there were 37,076,235 shares of the registrant's Class A common stock, par value $0.01 per share, and 107,181,272 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended September 30, 2014 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization" (and, collectively with the IPO, "the Reorganization and IPO"), occurred by which Premier GP became the general partner of Premier LP. Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.", became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc. ("PSCI"), a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services, historically conducted all of our business. Upon the consummation of the Reorganization and IPO, our assets and business operations were substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and IPO, and we conduct all of our business through Premier LP and its subsidiaries.
Because the Reorganization and IPO had not yet been consummated and Premier, Inc. had no substantial assets and conducted no substantial activities until October 1, 2013, the financial statements and other information of PHSI and its consolidated subsidiaries are included in this Quarterly Report for periods prior to October 1, 2013. For more information about the Reorganization and IPO, refer to Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements of this Quarterly Report.
Throughout this Quarterly Report, references to "member owners" refer collectively to our past, present and future customers, or members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and IPO, as described in Premier's Annual Report on Form 10-K for the year ended June 30, 2014, filed with the United States Securities and Exchange Commission (the "SEC") on September 4, 2014 (the "Annual Report"), beneficially own shares of Premier, Inc. Class B common stock, par value $0.000001 per share (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units") after giving effect to the Reorganization and IPO, provided that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Quarterly Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks and expenses related to future acquisition opportunities and integration of acquisitions, potential litigation, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, the consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or healthcare regulatory environment, Premier's compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on Premier's software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier's member owners or between Premier's member owners and itself, Premier's ability to effectively deploy the net proceeds from future issuances of Premier's Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a newly public company, Premier's inexperience and limited operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, the impact of reduced disclosure requirements applicable to emerging growth companies, Premier's smaller public float, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock, possible future issuances of debt securities, and the risk factors discussed under the heading "Risk Factors" in the Annual Report on Form 10-K.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and Premier's other periodic and current filings made time to time with the SEC, and which are available on Premier's website at http://investors.premierinc.com/. You should not place undue reliance on any of Premier's forward looking statements which speak only as of the date they are made. Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	June 30, 2014

Assets
Cash and cash equivalents	$94,522	$131,786
Marketable securities	174,116	159,820
Accounts receivable (net of $721 and $1,054 allowance for doubtful accounts, respectively)	81,027	67,577
Inventories - finished goods	22,480	20,823
Prepaid expenses and other current assets	44,596	31,175
Due from related parties	1,416	1,228
Deferred tax assets	8,456	9,647
Total current assets	426,613	422,056
Property and equipment (net of $196,817 and $186,582 accumulated depreciation, respectively)	139,277	134,551
Restricted cash	5,000	5,000
Marketable securities	129,579	248,799
Deferred tax assets	277,960	286,936
Goodwill	214,625	94,451
Intangible assets (net of $21,203 and $20,302 accumulated amortization, respectively)	45,966	10,855
Other assets	43,925	44,008
Total assets	$1,282,945	$1,246,656

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$25,993	$28,007
Accrued expenses	27,799	25,536
Revenue share obligations	51,962	56,531
Limited partners' distribution payable	22,691	22,351
Accrued compensation and benefits	26,833	46,713
Deferred revenue	23,932	15,694
Current portion of tax receivable agreement	10,970	11,035
Current portion of notes payable and line of credit	17,872	17,696
Other current liabilities	3,123	319
Total current liabilities	211,175	223,882
Notes payable, less current portion	17,227	16,051
Tax receivable agreement, less current portion	180,248	181,256
Deferred compensation plan obligations	33,098	32,872
Deferred rent	15,999	15,960
Other long-term liabilities	2,216	2,272
Total liabilities	459,963	472,293
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	3,659,514	3,244,674
Stockholders' deficit:
Series A Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 32,383,848 and 32,375,390 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	324	324
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 111,866,539 and 112,510,905 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,836,874)	(2,469,873)
Accumulated other comprehensive income	25	43
Noncontrolling interest	(7)	(805)
Total stockholders' deficit	(2,836,532)	(2,470,311)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,282,945	$1,246,656
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Net revenue:
Net administrative fees	$106,523	$143,576
Other services and support	59,221	53,252
Services	165,744	196,828
Products	63,564	43,748
Net revenue	229,308	240,576
Cost of revenue:
Services	32,764	27,488
Products	57,257	40,038
Cost of revenue	90,021	67,526
Gross profit	139,287	173,050
Operating expenses:
Selling, general and administrative	71,166	62,643
Research and development	1,073	852
Amortization of purchased intangible assets	903	601
Total operating expenses	73,142	64,096
Operating income	66,145	108,954
Equity in net income of unconsolidated affiliates	4,866	4,114
Interest and investment income, net	191	220
Other (expense) income, net	(504)	4
Other income, net	4,553	4,338
Income before income taxes	70,698	113,292
Income tax expense	5,811	764
Net income	64,887	112,528
Net (income) loss attributable to noncontrolling interest in S2S Global	(798)	210
Net income attributable to noncontrolling interest in Premier LP	(54,816)	(113,214)
Net income attributable to noncontrolling interest	(55,614)	(113,004)
Net income (loss) attributable to shareholders	9,273	(476)
Adjustment of redeemable limited partners' capital to redemption amount	(382,657)	—
Net loss attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(373,384)	$(476)

Weighted average shares outstanding:
Basic	32,376	5,627
Diluted	32,376	5,627

Loss per share attributable to shareholders after adjustment to redeemable limited partners' capital to redemption amount:
Basic	$(11.53)	$(0.08)
Diluted	$(11.53)	$(0.08)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$64,887	$112,528
Net unrealized (loss) gain on marketable securities	(80)	26
Total comprehensive income	64,807	112,554
Less: Comprehensive income attributable to noncontrolling interest	(55,552)	(113,030)
Comprehensive income (loss) attributable to Premier, Inc.	$9,255	$(476)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2014
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	32,375	$324	112,511	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partner	—	—	(644)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,439	—	—	—	6,439
Repurchase of vested restricted stock	—	—	—	—	(19)	—	—	—	(19)
Net income attributable to shareholders	—	—	—	—	—	9,273	—	—	9,273
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	798	—	798
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(18)	(18)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(6,420)	(376,274)	—	—	(382,694)
Balance at September 30, 2014	32,375	$324	111,867	$—	$—	$(2,836,874)	$(7)	$25	$(2,836,532)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2014	2013
Operating activities
Net income	$64,887	$112,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,211	8,957
Equity in net income of unconsolidated affiliates	(4,866)	(4,114)
Deferred taxes	4,409	2,461
Stock-based compensation	6,439	325
Adjustment to tax receivable agreement liability	1,073	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(17,590)	(8,582)
Other assets	128	(10)
Inventories	(1,657)	—
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	(17,732)	(44,205)
Long-term liabilities	(1,025)	(590)
Other operating activities	596	22
Net cash provided by operating activities	45,873	66,792
Investing activities
Purchase of marketable securities	(34,412)	(19,151)
Proceeds from sale of marketable securities	138,660	18,974
Acquisition of SYMMEDRx, net of cash acquired	—	(28,740)
Acquisition of Aperek, net of cash acquired	(47,446)	—
Acquisition of TheraDoc, net of cash acquired	(108,561)	—
Distributions received on equity investment	5,050	—
Purchases of property and equipment	(14,360)	(12,299)
Other investing activities	481	—
Net cash used in investing activities	(60,588)	(41,216)
Financing activities
Payments made on notes payable	(322)	(1,475)
Proceeds from S2S Global revolving line of credit	200	—
Proceeds from senior secured line of credit	—	63,800
Payments made in connection with the IPO	—	(2,822)
Proceeds from issuance of PHSI common stock	—	300
Repurchase of restricted units	(19)	—
Distributions to limited partners of Premier LP	(22,408)	(208,324)
Net cash used in financing activities	(22,549)	(148,521)
Net decrease in cash and cash equivalents	(37,264)	(122,945)
Cash and cash equivalents at beginning of period	131,786	198,296
Cash and cash equivalents at end of period	$94,522	$75,351

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$—	$7,860
Payable to member owners incurred upon repurchase of ownership interest	$1,515	$1,652
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$—	$28,009
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$3,112	$6,186
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,691	$—
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and accumulated deficit	$382,657	$—
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$—	$2,822

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, and by public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
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
Basis of Presentation and Consolidation
The Company, through its wholly owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 22% controlling general partner interest in, and, as a result, consolidates the financial statements of Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 78% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization" (and, collectively with the IPO, "the Reorganization and IPO"), Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes, and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that all disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's Annual Report on Form 10-K.
The Company has reclassified certain prior period amounts to be consistent with the current period presentation and corrected certain classification differences in the consolidated statements of cash flows. For the three months ended September 30, 2013, the Company has presented $2.8 million in costs associated with the IPO as financing rather than operating activities.

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under the tax receivable agreement, values of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) INITIAL PUBLIC OFFERING AND REORGANIZATION
Initial Public Offering
On October 1, 2013, Premier consummated its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions, but before expenses.
Premier used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A common stock by the underwriters to Premier in connection with the IPO. All Class B common units purchased by Premier with the net proceeds from the IPO automatically converted to Class A common units, pursuant to the terms of the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and were contributed by Premier to Premier GP.
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
In connection with the Reorganization, the member owners purchased from Premier 112,607,832 shares of Class B common stock, for par value, $0.000001 per share, which number of Class B common stock equaled the number of Class B units held by the member owners immediately following the IPO, pursuant to a stock purchase agreement.
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
In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier's Class A common stock pursuant to the terms of the exchange agreement (i) ceases to participate in Premier's GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units), (iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above. There were no exchanges during the period from October 1, 2013 through September 30, 2014.
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

Reflects the increase in redeemable limited partners' capital of $2,575.5 million to record the balance at the redemption amount, which represents the greater of the book value or redemption amount, at the date of the Reorganization. This results in an offsetting decrease in retained earnings of $50.1 million, followed by an offsetting decrease in additional paid-in-capital of $173.7 million and with a final offsetting increase in accumulated deficit of $2,351.7 million.

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

•
a decrease of $767.5 million to reflect the difference between the consideration paid to acquire the Class A common units and B common units and the adjustment to the carrying value of the noncontrolling interest described in note (4) above; and

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
(3) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K; however, given the Company's recent acquisition activity during the quarter ended September 30, 2014, the Company's significant accounting policy related to business combinations has been included below.

Business Combinations
The Company accounts for acquisitions using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.

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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the update is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2018.

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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.
The following tables present selected financial data for each of the Company's reportable segments (in thousands):

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended September 30, 2014
Supply Chain Services:
Net administrative fees	$106,523
Other services and support	215
Services	106,738
Products	63,564
Total Supply Chain Services	170,302	$91,268	$412	$655
Performance Services	59,006	18,362	9,553	13,539
Corporate	—	(19,112)	1,246	166
Total	$229,308	$90,518	$11,211	$14,360

Three Months Ended September 30, 2013
Supply Chain Services:
Net administrative fees	$143,576
Other services and support	134
Services	143,710
Products	43,748
Total Supply Chain Services	187,458	$125,480	$327	$300
Performance Services	53,118	16,329	7,435	11,979
Corporate	—	(17,475)	1,195	20
Total	$240,576	$124,334	$8,957	$12,299

Total Assets
September 30, 2014
Supply Chain Services	$341,191
Performance Services	426,434
Corporate	515,320
Total	$1,282,945

June 30, 2014
Supply Chain Services	$373,746
Performance Services	266,567
Corporate	606,343
Total	$1,246,656
A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Segment Adjusted EBITDA	$90,518	$124,334
Depreciation and amortization	(10,308)	(8,356)
Amortization of purchased intangible assets	(903)	(601)
Merger and acquisition related expenses (a)	(1,278)	(142)
Strategic and financial restructuring expenses (b)	(96)	(1,842)
Stock-based compensation expense	(6,439)	(325)
Adjustment to tax receivable agreement liability	1,073	—
Acquisition related adjustment - deferred revenue	(2,065)	—
Equity in net income of unconsolidated affiliates (c)	(4,866)	(4,114)
Deferred compensation plan expense	509	—
Operating income	$66,145	$108,954
Equity in net income of unconsolidated affiliates (c)	4,866	4,114
Interest and investment income, net	191	220
Other (expense) income, net	(504)	4
Income before income taxes	$70,698	$113,292

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)
Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(5) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	September 30, 2014	June 30, 2014
Identifiable intangible assets acquired:
Technology	5.0 years	$44,779	$20,257
Member relationships	8.3 years	16,080	6,830
Non-compete agreements	3.0 years	80	80
Trade names	5.0 years	6,230	3,990
	5.8 years	67,169	31,157
Accumulated amortization		(21,203)	(20,302)
Total identifiable intangible assets acquired, net		$45,966	$10,855
The increase in technology and member relationship intangible assets were due to acquisitions during the three months ended September 30, 2014. Amortization expense of intangible assets totaled $0.9 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively.
(6) LINES OF CREDIT
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

The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. The Credit Agreement also provides that the maximum principal amount of the credit facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to the approval of the lenders providing such increase. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the Credit Agreement by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier is not a guarantor under the Credit Agreement.

The Credit Agreement permits the Company to prepay amounts outstanding without premium or penalty provided that Co-Borrowers are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.365% and the interest rate for Base Rate Loans was 3.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At September 30, 2014, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the credit facility) of 3.00 to 1.00 at the end of every quarter. The Company was in compliance with all such covenants at September 30, 2014. The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement).

If any event of default occurs and is continuing, the Administrative Agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. At September 30, 2014 and June 30, 2014, we had no outstanding borrowings under the Credit Agreement.

On August 17, 2012, S2S Global, a direct sourcing business which the Company consolidates and of which the Company owns 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one-year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at September 30, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.

At September 30, 2014 and June 30, 2014, S2S Global had $13.9 million and $13.7 million, respectively, outstanding on the revolving line of credit. Amounts due under the S2S Global line of credit are included within the current portion of notes payable in the accompanying consolidated balance sheets.
(7) NOTES PAYABLE
At September 30, 2014 and June 30, 2014, the Company had $21.2 million and $20.0 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $4.0 million is included in current portion of notes payable and line of credit and $16.9 million and $15.8 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets at September 30, 2014 and June 30, 2014.
Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending September 30,
2015	$3,965
2016	3,975
2017	8,204
2018	3,023
2019	1,771
Thereafter	254
Total principal payments	$21,192

(8) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Cash equivalents	$19,776	$19,776	$—	$—
Commercial paper	20,698	—	20,698	—
U.S. government debt securities	54,134	—	54,134	—
Corporate debt securities	137,722	—	137,722	—
Asset-backed securities	91,141	—	91,141	—
Deferred compensation plan assets	35,635	35,635	—	—
Total assets	$359,106	$55,411	$303,695	$—

June 30, 2014
Cash equivalents	$64,207	$64,207	$—	$—
Commercial paper	33,572	—	33,572	—
U.S. government debt securities	116,744	—	116,744	—
Corporate debt securities	166,452	—	166,452	—
Asset-backed securities	91,851		91,851	—
Deferred compensation plan assets	33,256	33,256	—	—
Total assets	$506,082	$97,463	$408,619	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($2.5 million and $0.3 million at September 30, 2014 and June 30, 2014, respectively) and other assets ($33.1 million and $32.9 million at September 30, 2014 and June 30, 2014, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's corporate debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 7 for more information) by approximately $0.7 million at both September 30, 2014 and June 30, 2014, based on an assumed market interest rate of 1.5% at both September 30, 2014 and June 30, 2014.

(9) MARKETABLE SECURITIES
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2014
Commercial paper	$20,697	$1	$—	$20,698
U.S. government debt securities	54,080	54	—	54,134
Corporate debt securities	137,679	65	(22)	137,722
Asset-backed securities	91,129	20	(8)	91,141
	$303,585	$140	$(30)	$303,695
June 30, 2014
Commercial paper	$33,561	$12	$(1)	$33,572
U.S. government debt securities	116,620	124	—	116,744
Corporate debt securities	166,424	69	(41)	166,452
Asset-backed securities	91,824	34	(7)	91,851
	$408,429	$239	$(49)	$408,619
U.S. government securities, corporate debt securities and asset-backed securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
At September 30, 2014, marketable securities consist of the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$174,023	$174,116
Due after one year through five years	129,562	129,579
	303,585	303,695
(10) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at September 30, 2014 and June 30, 2014. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $6.7 million and $6.9 million at September 30, 2014 and June 30, 2014, respectively, and is included in Other Assets in the accompanying consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income is $4.9 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively, all of which is included in the supply chain services segment.

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
For the three months ended September 30, 2014 and 2013, the Company recorded tax expense on income before taxes of $5.8 million and $0.8 million, respectively, which equates to an effective tax rate of 8.2% and 0.7%, respectively. For the three months ended September 30, 2014 and 2013, the Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has increased from the prior year as a result of the Reorganization, which created additional partnership income subject to tax at the Company level.
The Company has deferred tax assets of $286.4 million as of September 30, 2014, a decrease of $10.2 million from $296.6 million as of June 30, 2014, which is primarily attributable to the deferred tax expense reported in the period and deferred tax liabilities reported in connection with the acquisitions of TheraDoc and Aperek. The Company also recorded a reduction of $1.1 million in tax receivable agreement liabilities of $192.3 million as of June 30, 2014, which resulted in $191.2 million in tax receivable agreement liabilities as of September 30, 2014.  The $1.1 million reduction to the tax receivable liability recorded during the quarter ended September 30, 2014 was in connection with departed owners of Premier LP, which resulted in a $1.1 million reduction to selling, general and administrative expenses.

(12) REDEEMABLE LIMITED PARTNERS' CAPITAL
Prior to the Reorganization and IPO at June 30, 2013, redeemable limited partners' capital represented the limited partner's 99% ownership of Premier LP. Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partners' withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, at June 30, 2013, the redeemable limited partners' capital was classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
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
Redeemable limited partners' capital represents the member owners' 78% ownership of Premier LP at September 30, 2014. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration relating to the limited partners' exchange right cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheet at September 30, 2014. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount. The Company calculates the redemption amount as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2014, the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $382.7 million.

The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2014 to September 30, 2014 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Redeemable Limited Partners' Capital
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	1,635	—	—	1,635
Repurchase of redeemable limited partnership interest	—	(1,515)	—	(1,515)
Net income attributable to Premier LP	—	54,816	—	54,816
Distributions to limited partners	—	(22,691)	—	(22,691)
Net unrealized gain on marketable securities	—	—	(62)	(62)
Adjustment to redemption amount	—	382,657	—	382,657
September 30, 2014	$(16,504)	$3,675,933	$85	$3,659,514
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2014.
During the three months ended September 30, 2014, three limited partners withdrew from Premier LP. In connection with such withdrawals, the Company issued a total of $1.5 million in five-year, unsecured, non-interest bearing term promissory notes. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
Prior to the consummation of the Reorganization and IPO, Premier LP maintained a discretionary distribution policy in which semi-annual cash distributions were made each February for amounts attributable to the recently completed six months ended December 31 and each September for amounts attributable to the recently completed six months ended June 30. As provided in the then existing limited partnership agreement, the amount of actual cash distributed may have been reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
During the three months ended September 30, 2013, Premier LP distributed $214.5 million to its limited partners, of which $2.8 million was retained to reduce limited partner notes payable and related interest obligations and an additional $3.4 million was retained to reduce other amounts payable by limited partners to the Company, resulting in a cash distribution of $208.3 million.
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions will be required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter instead of a semi-annual basis. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP made a quarterly distribution on August 28, 2014 to its limited partners of $22.4 million, which is equal to the total taxable income for Premier LP for the three months ended June 30, 2014 multiplied by the effective combined federal, state and local income tax rate. At June 30, 2014, the quarterly distribution payable to the limited partners of $22.4 million is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.
Premier LP will make a quarterly distribution, payable on or before November 28, 2014, equal to Premier LP's total taxable income for the three months ended September 30, 2014 multiplied by the effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $22.7 million at September 30, 2014 is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.

(13) STOCKHOLDERS' DEFICIT
In connection with the IPO, the Company issued 32,374,751 shares of its Class A common stock, for par value, of $0.01 per share. In connection with the Reorganization, the Company issued 112,607,832 shares of its Class B common stock, for par value, of $0.000001 per share.
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
(14) EARNINGS (LOSS) PER SHARE
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
The following table provides a reconciliation of common shares used for basic loss per share and diluted loss per share (in thousands):

	Three Months Ended September 30,
	2014 (d)	2013 (e)
Numerator for Basic and Diluted Income Per Share:
Net loss attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(373,384)	$(476)
Denominator for basic income per share weighted average shares (a)	32,376	5,627

Effect of dilutive securities: (b)
Stock options	—	—
Restricted stock units (c)	—	—

Denominator for diluted income per share-adjusted:
Weighted average shares and assumed conversions	32,376	5,627

Basic net loss per share	$(11.53)	$(0.08)

Diluted net loss per share	$(11.53)	$(0.08)

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the three months ended September 30, 2014.

(b)
The exchange of 111,867 Class B common units for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the periods presented.

(c)
The conversion of 252 Class A common shares was excluded from the dilutive weighted average shares outstanding for the three months ended September 30, 2014, because to do so would have been anti-dilutive for the period presented.

(d)	The weighted average shares calculation is based on the Premier, Inc. common shares outstanding for the three months ended September 30, 2014.

(e)	The weighted average shares calculation is based on the PHSI common shares outstanding for the three months ended September 30, 2013.
As a result of the consummation of the Reorganization and IPO, effective October 1, 2013, earnings (loss) per share is not comparable for all periods presented. In addition, earnings (loss) per share for the three months ended September 30, 2014 may not be indicative of prospective earnings per share information.
Subsequent to September 30, 2014, pursuant to the terms of the exchange agreement discussed in Note 2- Initial Public Offering and Reorganization, on October 31, 2014, the Company issued 4,685,267 shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP. Further in connection with the exchange of Class B common units by member owners, 4,685,267 shares of the Company’s Class B common stock were surrendered by member owners and retired by the Company. As of November 1, 2014, there were 37,075,734 shares of Class A common stock of the Company outstanding and 107,181,272 shares of Class B common stock of the Company outstanding.
(15) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $6.4 million for the three months ended September 30, 2014, with a resulting deferred tax benefit of $2.4 million, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes.
At September 30, 2014, there was $59.7 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.14 years. Stock-based compensation expense for the three months ended September 30, 2013 was not significant to the Company.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of September 30, 2014, there were 6,665,798 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock Units. Restricted stock unit awards issued and outstanding generally vest over a three-year period. The following table includes information related to restricted stock unit awards for the three months ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	717,304	$27.29
Granted	138,470	$31.58
Vested	(16,951)	$27.05
Forfeited	(13,512)	$27.28
Outstanding at September 30, 2014	825,311	$28.01

Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the three months ended September 30, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	827,174	$27.00
Granted	266,673	$31.58
Vested	—	$—
Forfeited	(7,800)	$27.00
Outstanding at September 30, 2014	1,086,047	$28.12
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the three months ended September 30, 2014:

	Number of Options	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	1,364,654	$11.46
Granted	628,873	$12.82
Vested	(8,692)	$11.46
Forfeited	(9,988)	$11.46
Outstanding at September 30, 2014	1,974,847	$11.89
The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

For options granted during the three months ended:	September 30, 2014	September 30, 2013
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	39.50%	42.00%
Risk-free interest rate (4)	1.84%	1.71%
Weighted average option grant date fair value	$12.82	$11.46
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

(16) RELATED PARTY TRANSACTIONS
GYNHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA and its member organizations owned approximately 13% of the outstanding partnership interests in Premier LP as of September 30, 2014. Net administrative fees revenue recorded with GNYHA and its member organizations was $14.5 million and $18.7 million for the three months ended September 30, 2014, and 2013, respectively. As a result of the Reorganization and IPO, the Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contract. Approximately $6.2 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at September 30, 2014. Of the $22.7 million limited partners' distribution payable in the accompanying consolidated balance sheets as of September 30, 2014, $3.3 million is payable to GNYHA and its member organizations. In addition, $5.1 million and $2.6 million was recorded during the three months ended September 30, 2014 and 2013, respectively, for services and support revenue. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, were $0.9 million and $0.6 million as of September 30, 2014 and June 30, 2014, respectively.
The Company's 50% ownership share of Innovatix's net income included in other income, net, in the accompanying consolidated statements of income is $4.9 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $8.5 million and $8.2 million for the three months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and June 30, 2014, the Company had revenue share obligations to Innovatix of $2.8 million and $3.7 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.1 million and annual incentive management fees of $0.1 million for the three months ended September 30, 2014 and 2013. As of September 30, 2014 and June 30, 2014, $0.6 million in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.
(17) BUSINESS ACQUISITIONS
Acquisition of TheraDoc, Inc.
On September 1, 2014, the Company completed the acquisition of 100 percent of the outstanding shares of TheraDoc, Inc. ("TheraDoc") for $117.0 million, subject to potential purchase price adjustments for actual working capital, cash and indebtedness at closing. TheraDoc is a leading provider of clinical surveillance software to healthcare organizations across the country that brings together disparate data from a hospital's source systems and helps alert clinicians to potential risks. The Company utilized available funds on hand to complete the acquisition. Due to the short time frame since the acquisition date, the Company recorded the net tangible and intangible assets acquired and liabilities assumed based upon the preliminary valuation which is not yet complete as of the date of this filing. The preliminary valuation, along with management's estimates and assumptions, are subject to change within the measurement period (not to exceed one year).
Acquisition of Aperek, Inc.
On August 29, 2014, the Company completed the acquisition of 100 percent of the outstanding shares of Aperek, Inc. ("Aperek"), (formerly Mediclick), for $48.5 million, subject to potential purchase price adjustments for actual working capital, cash and indebtedness at closing. Aperek is a SaaS-based supply chain solutions company focused on purchasing workflow and analytics. The Company utilized available funds on hand to complete the acquisition. Due to the short time frame since the acquisition date, the Company recorded the net tangible and intangible assets acquired and liabilities assumed based upon the preliminary valuation which is not yet complete as of the date of this filing. The preliminary valuation, along with management's estimates and assumptions, are subject to change within the measurement period (not to exceed one year).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report and in the Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Risk Factors" in the Annual Report on Form 10-K and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.
Business Overview
Our Business
We are a leading healthcare improvement company, uniting an alliance of approximately 3,400 U.S. hospitals and 110,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS informatics products, advisory services and performance improvement collaborative programs.
As of September 30, 2014, we were controlled by 177 U.S. hospitals, health systems and other healthcare organizations, that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. As of September 30, 2014, the Class B common stock represented approximately 78% of the total of our outstanding Class A common stock and Class B common stock and all of our Class A common stock was publicly held.
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
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $1.8 million during the quarter ended September 30, 2013.
Acquisitions
On September 1, 2014, we completed the acquisition of TheraDoc, Inc. ("TheraDoc"), a leading provider of clinical surveillance software to healthcare organizations across the country that bring together disparate data from a hospital's source systems and helps alert clinicians to potential risks, for $117.0 million. We utilized available funds on hand to complete the acquisition. The primary reason for our acquisition of TheraDoc was to augment our capabilities across our existing platform and associated applications in an effort to help our hospital and health system members to improve clinical outcomes, lower costs, and strengthen regulatory compliance.

On August 29, 2014, we completed the acquisition of Aperek, Inc. ("Aperek"), (formerly Mediclick), a SaaS-based (software-as-a-service) supply chain solutions company focused on purchasing workflow and analytics, for $48.5 million. We utilized available funds on hand to complete the acquisition. The primary reason for the acquisition of Aperek, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, was to continue to strengthen the Company's ability to drive improvement in member cost savings.
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
Net revenue consists of (i) service revenue, which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of GPO administrative fees in our supply chain services segment. Other services and support revenue consists primarily of fees generated by our performance services segment in connection with our SaaS informatics products subscriptions, license fees, advisory services and performance improvement collaborative subscriptions. Product revenue consists of specialty pharmacy and direct sourcing product sales, which are included in the supply chain services segment.
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
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, performance improvement collaborative and other service subscriptions, professional fees for advisory services, insurance services management fees and commissions from endorsed commercial insurance programs, and license fees from new product offerings related to the acquisition of TheraDoc.
Our performance services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members, renewal of existing subscriptions to our SaaS informatics products and expansion into new markets with the acquisition of TheraDoc and Aperek.

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
Net Income Attributable to Noncontrolling Interest
As of September 30, 2014, we owned an approximate 22% controlling general partner interest in Premier LP through Premier GP and a 60% voting and economic interest in S2S Global and therefore consolidate their operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (78%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization.
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP and (iv) reflecting an adjustment for income tax expense on non-GAAP pro forma fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items and the effects of noncontrolling interests in Premier LP.
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
We use EBITDA to determine compliance with certain financial covenants in our revolving credit facility. We use Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, beginning on October 31, 2014, and each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our revolving credit facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, Adjusted EBITDA and Adjusted Fully Distributed Net Income are not a measurement of financial performance under GAAP, may have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income or any other measure of our performance derived in accordance with GAAP. Some of the limitations of Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our revolving credit facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, Adjusted EBITDA and Segment Adjusted EBITDA are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income are that it does not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income is not a measure of profitability under GAAP.
We also urge you to review the reconciliations of these non-GAAP measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes included in the Prospectus, and to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
As discussed in more detail below under “Results of Operations,” we also use a non-GAAP pro forma presentation throughout this Quarterly Report for consolidated operating results prior to October 1, 2013, the effective date of the Reorganization and IPO. We believe this presentation is useful because our consolidated operating results prior to the Reorganization and IPO are not indicative of our results for periods after the Reorganization and IPO. This non-GAAP pro forma presentation is for informational purposes only and does not purport to reflect our historical results of operations or financial position. This non-GAAP pro forma presentation should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. Further, this presentation does not project our results of operations or financial position for any future period or date. You should carefully review our historical actual results presented herein.
Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented non-GAAP pro forma results reflecting the following for all periods presented, to provide a more indicative comparison between current and prior periods. The unaudited non-GAAP pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the periods presented. The unaudited non-GAAP pro forma consolidated financial information should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. The unaudited non-GAAP pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date. The non-GAAP pro forma results reflect the following for the periods indicated:

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table summarizes our actual results of operations for Premier for the three months ended September 30, 2014 and 2013 and the non-GAAP pro forma consolidated results of operations for Premier for the three months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$106,523	46%	$143,576	60%	$(41,263)	(1)	$102,313	51%
Other services and support	59,221	26%	53,252	22%	—		53,252	27%
Services	165,744	72%	196,828	82%	(41,263)		155,565	78%
Products	63,564	28%	43,748	18%	—		43,748	22%
Net revenue	229,308	100%	240,576	100%	(41,263)		199,313	100%
Cost of revenue:
Services	32,764	14%	27,488	11%	—		27,488	14%
Products	57,257	25%	40,038	17%	—		40,038	20%
Cost of revenue	90,021	39%	67,526	28%	—		67,526	34%
Gross profit	139,287	61%	173,050	72%	(41,263)		131,787	66%
Operating expenses:
Selling, general and administrative	71,166	31%	62,643	26%	—		62,643	31%
Research and development	1,073	1%	852	—%	—		852	—%
Amortization of purchased intangible assets	903	—%	601	—%	—		601	—%
Total operating expenses	73,142	32%	64,096	27%	—		64,096	32%
Operating income	66,145	29%	108,954	45%	(41,263)		67,691	34%
Other income, net	4,553	2%	4,338	2%	—		4,338	2%
Income before income taxes	70,698	31%	113,292	47%	(41,263)		72,029	36%
Income tax expense	5,811	2%	764	—%	5,997	(2)	6,761	3%
Net income	64,887	28%	112,528	47%	(47,260)		65,268	33%
Net (income) loss attributable to noncontrolling interest in S2S Global	(798)	—%	210	—%	—		210	—%
Net income attributable to noncontrolling interest in Premier LP	(54,816)	(24)%	(113,214)	(47)%	57,691	(3)	(55,523)	(28)%
Net income attributable to noncontrolling interest	(55,614)	(24)%	(113,004)	(47)%	57,691		(55,313)	(28)%
Net income (loss) attributable to shareholders	$9,273	4%	$(476)	—%	$10,431		$9,955	5%
Adjustment of redeemable limited partners' capital to redemption amount	$(382,657)	nm	$—	nm	$—		$—	nm
Net (loss) income attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(373,384)	nm	$(476)	nm	nm		$9,955	nm
Adjusted EBITDA (4)	$90,518	39%	$124,334	52%	na		$83,071	42%
Adjusted Fully Distributed Net Income (5)	$47,765	21%	na	na	na		$45,089	23%
nm = Not meaningful
na = Not applicable
(1)    Represents the impact related to the change in revenue share described above.
(2)    Represents the income tax impact of the Reorganization.
(3)    Represents the decrease in noncontrolling interest in Premier LP from 99% to approximately 78%.

(4)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three Months Ended September 30,
	2014	2013
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$64,887	$112,528	$(47,260)	$65,268
Interest and investment income, net (b)	(191)	(220)	—	(220)
Income tax expense	5,811	764	5,997	6,761
Depreciation and amortization	10,308	8,356	—	8,356
Amortization of purchased intangible assets	903	601	—	601
EBITDA	81,718	122,029	(41,263)	80,766
Stock-based compensation	6,439	325	—	325
Acquisition related expenses (c)	1,278	142	—	142
Strategic and financial restructuring expenses (d)	96	1,842	—	1,842
Adjustment to tax receivable agreement liability (e)	(1,073)	—	—	—
Other (income) expense, net (f)	(5)	(4)	—	(4)
Acquisition related adjustment - deferred revenue (g)	2,065	—	—	—
Adjusted EBITDA	$90,518	$124,334	$(41,263)	$83,071

Segment Adjusted EBITDA:
Supply Chain Services	$91,268	$125,480	$(41,263)	$84,217
Performance Services	18,362	16,329	—	16,329
Corporate (h)	(19,112)	(17,475)	—	(17,475)
Adjusted EBITDA	90,518	124,334	(41,263)	83,071
Depreciation and amortization	(10,308)	(8,356)	—	(8,356)
Amortization of purchased intangible assets	(903)	(601)	—	(601)
Stock-based compensation	(6,439)	(325)	—	(325)
Acquisition related expenses (c)	(1,278)	(142)	—	(142)
Strategic and financial restructuring expenses (d)	(96)	(1,842)	—	(1,842)
Adjustment to tax receivable agreement liability (e)	1,073	—	—	—
Acquisition related adjustment - deferred revenue (g)	(2,065)	—	—	—
Equity in net income of unconsolidated affiliates	(4,866)	(4,114)	—	(4,114)
Deferred compensation plan expense	509	—	—	—
Operating income	66,145	108,954	(41,263)	67,691
Equity in net income of unconsolidated affiliates	4,866	4,114	—	4,114
Interest and investment income, net (b)	191	220	—	220
Other (expense) income, net (f)	(504)	4	—	4
Income before income taxes	70,698	113,292	(41,263)	72,029

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income, net and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)	Represents adjustment to tax receivable agreement liability due to impact of departing member owners during the three months ended September 30, 2014.

(f)	Represents gains and losses on investments and other assets.

(g)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts and hardware systems support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(5)	The table that follows shows the reconciliation of net income attributable to shareholders to non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2014	2013
Net income (loss) attributable to shareholders	$9,273	$(476)
Non-GAAP Pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	5,811	764
Stock-based compensation	6,439	325
Acquisition related expenses (a)	1,278	142
Strategic and financial restructuring expenses (b)	96	1,842
Adjustment to tax receivable agreement liability	(1,073)	—
Acquisition related adjustment - deferred revenue	2,065	—
Amortization of purchased intangible assets	903	601
Net income attributable to noncontrolling interest in Premier LP (c)	54,816	113,214
Non-GAAP pro forma fully adjusted distributed income before income taxes	79,608	75,149
Income tax expense on fully distributed income before income taxes (d)	31,843	30,060
Non-GAAP Pro Forma Adjusted Fully Distributed Net Income	$47,765	$45,089

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(d)
Reflects income tax expense at an estimated effective income tax rate of 40% of income before income taxes assuming the conversion of all Class B common units into shares of Class A common stock and the tax impact of excluding strategic and financial restructuring expenses.

Net Revenue
The following table summarizes our actual net revenue for the three months ended September 30, 2014 and 2013, respectively, and our non-GAAP pro forma net revenue for the three months ended September 30, 2013, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended September 30,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$106,523	46%	$143,576	60%	$(41,263)	(a)	$102,313	51%
Other services and support	215	—%	134	—%	—		134	—%
Services	106,738	46%	143,710	60%	(41,263)		102,447	51%
Products	63,564	28%	43,748	18%	—		43,748	22%
Total Supply Chain Services	170,302	74%	187,458	78%	(41,263)		146,195	73%
Performance Services:
Other services and support	59,006	26%	53,118	22%	—		53,118	27%
Total net revenue	$229,308	100%	$240,576	100%	$(41,263)		$199,313	100%
(a)    Represents the impact related to the change in revenue share.
Total net revenue for the three months ended September 30, 2014 was $229.3 million, a decrease of $11.3 million, or 5%, from $240.6 million for the three months ended September 30, 2013. Total net revenue was $229.3 million for the three months ended September 30, 2014, an increase of $30.0 million, or 15%, from non-GAAP pro forma net revenue of $199.3 million for the three months ended September 30, 2013. Our supply chain services net revenue was 74% of total net revenue for the three months ended September 30, 2014, compared to 78% of total net revenue for the three months ended September 30, 2013. The decline is a result of contractual revenue share paid to member owners following the Reorganization and IPO. On a non-GAAP pro forma basis, net revenue in our supply chain services segment was 74% on for the three months ended September 30, 2014, compared to 73% for the three months ended September 30, 2013.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended September 30, 2014 was $170.3 million, a decrease of $17.2 million, or 9%, from $187.5 million for the three months ended September 30, 2013. Our supply chain services segment net revenue for the three months ended September 30, 2014 was $170.3 million, an increase of $24.1 million, or 16%, from non-GAAP pro forma supply chain services segment net revenue of $146.2 million for the three months ended September 30, 2013.
Net administrative fees revenue in our supply chain services segment for the three months ended September 30, 2014 was $106.5 million, a decrease of $37.1 million, or 26%, from $143.6 million for the three months ended September 30, 2013. The decrease in net administrative fees revenue is primarily due to the increase in revenue share of $43.4 million, reflecting the 30% revenue share payable to member owners after the Reorganization on October 1, 2013, offset by the increased growth in member owner purchasing volume.
Net administrative fees revenue for the three months ended September 30, 2014 was $106.5 million, an increase of $4.2 million, or 4%, from non-GAAP pro forma net administrative fees revenue of $102.3 million for the three months ended September 30, 2013. The increase in net administrative fees revenue was primarily attributable to the impact of new member conversion to our contract portfolio, as well as growth from existing acute and alternate-site GPO members, offset by the 30% revenue share to member owners.
Product revenue in our supply chain services segment for the three months ended September 30, 2014 was $63.6 million, an increase of $19.9 million, or 45%, from $43.7 million for the three months ended September 30, 2013. Product revenue in our supply chain services segment increased for the three months ended September 30, 2014 due to $12.6 million of increased direct sourcing revenue and $7.3 million of increased specialty pharmacy revenue, as a result of ongoing expansion of member support for our direct sourcing offering and growth in our specialty pharmacy including member growth as well as access to additional drug therapies entering the market. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended September 30, 2014 was $59.0 million, an increase of $5.9 million, or 11%, from $53.1 million for the three months ended September 30, 2013. The increase was primarily attributable to $1.7 million of our population health management SaaS informatics products, $1.1 million in performance collaboratives, $0.9 million of advisory services, and revenue generated by our Premier Connect Enterprise SaaS informatics products. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. Non-GAAP pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014	2013
	Amount	Amount
Cost of revenue:
Products	$57,257	$40,038
Services	32,764	27,488
Total cost of revenue	$90,021	$67,526
Cost of revenue by segment:
Supply Chain Services	$57,447	$40,968
Performance Services	32,574	26,558
Total cost of revenue	$90,021	$67,526

Cost of revenue for the three months ended September 30, 2014 was $90.0 million, an increase of $22.5 million, or 33%, from $67.5 million for the three months ended September 30, 2013. Cost of product revenue increased by $17.2 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $5.3 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisition of Aperek and TheraDoc.
Cost of revenue for the supply chain services segment for the three months ended September 30, 2014 was $57.4 million, an increase of $16.4 million, or 40%, from $41.0 million for the three months ended September 30, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended September 30, 2014 was $32.6 million, an increase of $6.0 million, or 23%, from $26.6 million for the three months ended September 30, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014	2013
	Actual	Actual
	Amount	Amount
Operating expenses:
Selling, general and administrative	$71,166	$62,643
Research and development	1,073	852
Amortization of purchased intangible assets	903	601
Total operating expenses	73,142	64,096
Operating expenses by segment:
Supply Chain Services	$26,866	$25,451
Performance Services	20,965	17,667
Total segment operating expenses	47,831	43,118
Corporate	25,311	20,978
Total operating expenses	$73,142	$64,096
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2014 were $71.2 million, an increase of $8.6 million, or 14%, from $62.6 million for the three months ended September 30, 2013. The increase was primarily attributable to $6.4 million of stock-based compensation expense, $1.1 million related to the adjustment to the tax receivable agreement liability and $1.1 million of increased acquisition-related expenses recognized during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.
Research and Development
Research and development expenses for the three months ended September 30, 2014 were $1.1 million, an increase of $0.2 million, or 22%, from $0.9 million for the three months ended September 30, 2013. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended September 30, 2014 was $0.9 million, an increase of $0.3 million, or 50%, from $0.6 million for the three months ended September 30, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in our recent acquisitions. As we execute on our growth strategy and deploy capital from our IPO, including capital deployed for our recent Aperek and TheraDoc acquisitions, we expect further increases in amortization of purchased intangible assets in connection with these and other future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended September 30, 2014 was $4.6 million, an increase of $0.3 million from $4.3 million for the three months ended September 30, 2013.
Income Tax Expense
Income tax expense for the three months ended September 30, 2014 was $5.8 million, an increase of $5.0 million from $0.8 million for the three months ended September 30, 2013, which is primarily attributable to the Reorganization and IPO which created additional partnership income subject to tax at the Company level. Our effective tax rate was 8.2% for the three months ended September 30, 2014 and 0.7% for the three months ended September 30, 2013. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income taxes, with the increase primarily attributed to the Reorganization and IPO and additional income subject to tax.
Income tax expense for the three months ended September 30, 2014 was $5.8 million, a decrease of $1.0 million, from $6.8 million of income tax expense on a non-GAAP pro forma basis, which reflects the impact of the Reorganization and IPO for the three months ended September 30, 2013. The decrease in tax expense is primarily attributable to lower taxable income. Our effective tax rate was 8.2% for the three months ended September 30, 2014 and 9.4% on non-GAAP pro forma basis for the three months ended September 30, 2013. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income tax.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended September 30, 2014 was $55.6 million, a decrease of $57.4 million, or 51%, from $113.0 million for the three months ended September 30, 2013, primarily as a result of the change in ownership of the limited partners from 99% to 78% in connection with the Reorganization and IPO. Net income attributable to noncontrolling interest was $55.6 million for the three months ended September 30, 2014, an increase of $0.3 million, or 1%, from $55.3 million on a non-GAAP pro forma basis for the three months ended September 30, 2013.
Non-GAAP Adjusted EBITDA

	Three Months Ended September 30,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	91,268	40%	125,480	52%	(41,263)	(a)	84,217	42%
Performance Services	18,362	8%	16,329	7%	—		16,329	8%
Total Segment Adjusted EBITDA	109,630	48%	141,809	59%	(41,263)		100,546	50%
Corporate	(19,112)	(8)%	(17,475)	(7)%	—		(17,475)	(8)%
Total Adjusted EBITDA	$90,518	40%	$124,334	52%	$(41,263)		$83,071	42%
(a)    Represents the impact related to the change in revenue share.
Adjusted EBITDA for the three months ended September 30, 2014 was $90.5 million, a decrease of $33.8 million, or 27%, from $124.3 million for the three months ended September 30, 2013. Adjusted EBITDA for the three months ended September

30, 2014 was $90.5 million an increase of $7.4 million, or 9%, from non-GAAP pro forma Adjusted EBITDA of $83.1 million for the three months ended September 30, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $91.3 million for the three months ended September 30, 2014 reflects a decrease of $34.2 million, or 27%, compared to $125.5 million for the three months ended September 30, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Segment Adjusted EBITDA for the supply chain services segment of $91.3 million for the three months ended September 30, 2014 reflects an increase of $7.1 million, or 8%, compared to non-GAAP pro forma Segment Adjusted EBITDA of $84.2 million for the three months ended September 30, 2013, primarily as a result of the growth in direct sourcing, increased net administrative fees revenue and decreased operating expenses.
Segment Adjusted EBITDA for the performance services segment of $18.4 million for the three months ended September 30, 2014 reflects an increase of approximately $2.0 million, or 12%, compared to $16.3 million for the three months ended September 30, 2013, as a result of growth from advisory services engagements, the sale of new SaaS informatics products and performance improvement collaboratives.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Emerging Growth Company
We are an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, delayed application of newly adopted or revised accounting standards, exemption from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K.
New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the update is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2018.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time-to-time we have used, and expect to use in the future, borrowings under our lines of credit as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures and acquisitions. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash had been distributed to our member owners.
As of September 30, 2014 and June 30, 2014, we had cash and cash equivalents totaling $94.5 million and $131.8 million, respectively, and marketable securities with maturities ranging from three to 24 months totaling $303.7 million and $408.6 million, respectively. For the three months ended September 30, 2014, we financed our operations primarily through internally generated cash flows.
As of September 30, 2014, there were no outstanding borrowings under the Credit Agreement (see Note 7 - Lines of Credit to the unaudited consolidated financial statements for more information).
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
Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$45,873	$66,792
Investing activities	(60,588)	(41,216)
Financing activities	(22,549)	(148,521)
Net decrease in cash	$(37,264)	$(122,945)
Discussion of cash flows for the three months ended September 30, 2014 and 2013
Net cash provided by operating activities was $45.9 million for the three months ended September 30, 2014, a decrease of $20.9 million compared to $66.8 million for the three months ended September 30, 2013. Operating cash flows decreased primarily due to lower net income related to the change in revenue share as a result of the Reorganization and IPO as well as working capital changes.
Net cash used in investing activities was $60.6 million for the three months ended September 30, 2014 compared to net cash used in investing activities of $41.2 million for the three months ended September 30, 2013. Our investing activities for the three months ended September 30, 2014 primarily consisted of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million and (ii) capital expenditures of $14.4 million for property and equipment, partially offset by (i) net proceeds from the sale of marketable securities of $104.2 million and (ii) distributions from Innovatix of $5.1 million. Our investing activities for the three months ended September 30, 2013 primarily consisted of the acquisition of SYMMEDRx, net of cash acquired, for $28.7 million and capital expenditures of $12.3 million for property and equipment.
Net cash used in financing activities was $22.5 million for the three months ended September 30, 2014 compared to $148.5 million for the three months ended September 30, 2013. Our financing activities for the three months ended September 30, 2014 primarily included (i) net cash payments to Premier LP limited partners of $22.4 million and (ii) payments made on notes payable of $0.3 million, partially offset by withdrawals on S2S Global's revolving line of credit. Our financing activities for the three months ended September 30, 2013 primarily included net cash distribution payments to Premier LP limited partners of $208.3 million in September 2013, partially offset by proceeds of $63.8 million from withdrawals on our revolving lines of credit.
Contractual Obligations
Notes Payable

At September 30, 2014, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancellable office space lease agreements.

2014 Credit Agreement

On June 24, 2014, we entered into our new Credit Agreement. The Credit Agreement has a maturity date of June 24, 2019. The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. At our request, the Credit Agreement may be increased from time to time up to an additional aggregate of $250.0 million, subject to the approval of the lenders providing such increase. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. The Company is not a guarantor under the Credit Agreement.

The Credit Agreement permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.356% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At September, 2014, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at September 30, 2014. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the Administrative Agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of September 30, 2014, we had no outstanding borrowings under the Credit Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to the Annual Report on Form 10-K. See also, Note 6 - Lines of Credit to our unaudited consolidated financial statements contained in this Quarterly Report.

S2S Global Revolving Line of Credit

On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at September 30, 2014. The amended revolving line of credit has a maturity date of December 16, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.

At September 30, 2014 and June 30, 2014, S2S Global had $13.9 million and $13.7 million, respectively, outstanding on the revolving line of credit.

Member-Owner Tax Receivable Agreement

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended September 30, 2014, there were no material changes to the risk factors disclosed in "Risk Factors" in the Annual Report on Form 10-K.
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

PREMIER, INC.

Date: November 12, 2014	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
2.1
Stock Purchase Agreement dated August 4, 2014, by and between Hospira, Inc. and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Premier, Inc. filed on August 5, 2014 - Commission File No. 001-36092)

10.1	Premier Healthcare Solutions, Inc. Deferred Compensation Plan, effective January 1, 2015+*
10.2	First Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of January 27, 2014.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.