Form 10-Q
period 2014-12-31
Premier, Inc.
filed 2015-02-10
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
(704) 357-0022
(Registrant's telephone number, including area code)
_____________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of February 5, 2015, there were 37,353,364 shares of the registrant's Class A common stock, par value $0.01 per share, and 106,658,535 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended December 31, 2014 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity, except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
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
Throughout this Quarterly Report, references to "member owners" refer collectively to our past, present and future customers, or members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and IPO, as described in Premier's Annual Report on Form 10-K for the year ended June 30, 2014, filed with the United States Securities and Exchange Commission (the "SEC") on September 4, 2014 (the "2014 Annual Report"), beneficially own shares of Premier, Inc. Class B common stock, par value $0.000001 per share (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units") after giving effect to the Reorganization and IPO, provided that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Quarterly Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks and expenses related to future acquisition opportunities and integration of acquisitions, potential litigation, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, the consequences of cyber-attacks or other data security breaches that disrupt Premier's operations or result in the dissemination of proprietary or confidential information about Premier or its members or other third parties, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or healthcare regulatory environment, Premier's compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on Premier's software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier's member owners or between Premier's member owners and itself, Premier's ability to effectively deploy the net proceeds from future issuances of Premier's Class A common stock or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the LP Agreement and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a newer public company, Premier's inexperience and limited operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, the impact of reduced disclosure requirements applicable to emerging growth companies, Premier's smaller public float, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock, possible future issuances of debt securities, and the risk factors discussed under the heading "Risk Factors" in the 2014 Annual Report.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and Premier's other periodic and current filings made from time to time with the SEC, and which are available on Premier's website at http://investors.premierinc.com/. You should not place undue reliance on any of Premier's forward looking statements which speak only as of the date they are made. Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014

Assets
Cash and cash equivalents	$129,616	$131,786
Marketable securities	217,773	159,820
Accounts receivable (net of $1,129 and $1,054 allowance for doubtful accounts, respectively)	86,787	67,577
Inventories - finished goods	27,677	20,823
Prepaid expenses and other current assets	34,358	31,175
Due from related parties	1,559	1,228
Deferred tax assets	11,867	9,647
Total current assets	509,637	422,056
Property and equipment (net of $208,077 and $186,582 accumulated depreciation, respectively)	145,430	134,551
Restricted cash	5,000	5,000
Marketable securities	122,151	248,799
Deferred tax assets	346,534	286,936
Goodwill	214,506	94,451
Intangible assets (net of $24,346 and $20,302 accumulated amortization, respectively)	43,761	10,855
Other assets	45,351	44,008
Total assets	$1,432,370	$1,246,656

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$29,019	$28,007
Accrued expenses	32,877	25,536
Revenue share obligations	55,580	56,531
Limited partners' distribution payable	23,752	22,351
Accrued compensation and benefits	35,531	46,713
Deferred revenue	30,442	15,694
Current portion of tax receivable agreement	10,970	11,035
Current portion of notes payable and line of credit	18,621	17,696
Other current liabilities	3,265	319
Total current liabilities	240,057	223,882
Notes payable, less current portion	15,960	16,051
Tax receivable agreement, less current portion	231,332	181,256
Deferred compensation plan obligations	34,857	32,872
Deferred rent	16,047	15,960
Other long-term liabilities	3,865	2,272
Total liabilities	542,118	472,293
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	3,578,802	3,244,674
Stockholders' deficit:
Series A Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 37,092,793 and 32,375,390 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	371	324
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 107,181,272 and 112,510,905 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,689,660)	(2,469,873)
Accumulated other comprehensive (loss) income	(40)	43
Noncontrolling interest	779	(805)
Total stockholders' deficit	(2,688,550)	(2,470,311)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,432,370	$1,246,656
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue:
Net administrative fees	$112,675	$102,130	$219,198	$245,706
Other services and support	70,074	58,197	129,295	111,449
Services	182,749	160,327	348,493	357,155
Products	66,696	48,582	130,260	92,330
Net revenue	249,445	208,909	478,753	449,485
Cost of revenue:
Services	35,276	29,017	68,040	56,505
Products	59,256	43,720	116,513	83,758
Cost of revenue	94,532	72,737	184,553	140,263
Gross profit	154,913	136,172	294,200	309,222
Operating expenses:
Selling, general and administrative	85,391	73,126	156,557	135,769
Research and development	716	1,042	1,789	1,894
Amortization of purchased intangible assets	3,141	755	4,044	1,356
Total operating expenses	89,248	74,923	162,390	139,019
Operating income	65,665	61,249	131,810	170,203
Equity in net income of unconsolidated affiliates	4,749	4,491	9,615	8,605
Interest and investment income, net	122	21	313	241
Other (expense) income, net	(458)	—	(962)	4
Other income, net	4,413	4,512	8,966	8,850
Income before income taxes	70,078	65,761	140,776	179,053
Income tax expense	4,270	14,284	10,081	15,048
Net income	65,808	51,477	130,695	164,005
Net (income) loss attributable to noncontrolling interest in S2S Global	(786)	(157)	(1,584)	53
Net income attributable to noncontrolling interest in Premier LP	(55,751)	(44,916)	(110,567)	(158,130)
Net income attributable to noncontrolling interest	(56,537)	(45,073)	(112,151)	(158,077)
Net income attributable to shareholders	9,271	6,404	18,544	5,928
Adjustment of redeemable limited partners' capital to redemption amount	(42,250)	(3,719,812)	(424,907)	(3,719,812)
Net loss attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(32,979)	$(3,713,408)	$(406,363)	$(3,713,884)

Weighted average shares outstanding:
Basic	35,589	32,375	33,965	19,001
Diluted	35,589	32,375	33,965	19,001

Loss per share attributable to shareholders after adjustment to redeemable limited partners' capital to redemption amount:
Basic	$(0.93)	$(114.70)	$(11.96)	$(195.46)
Diluted	$(0.93)	$(114.70)	$(11.96)	$(195.46)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$65,808	$51,477	$130,695	$164,005
Net unrealized loss on marketable securities	(265)	(83)	(346)	(57)
Total comprehensive income	65,543	51,394	130,349	163,948
Less: Comprehensive income attributable to noncontrolling interest	(56,340)	(45,009)	(111,894)	(158,038)
Comprehensive income attributable to shareholders	$9,203	$6,385	$18,455	$5,910

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Stockholders' Deficit
Six Months Ended December 31, 2014
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	32,375	$324	112,511	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partners	—	—	(644)	—	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	4,685	47	(4,685)	—	156,347	—	—	—	156,394
Increase in deferred tax asset related to quarterly exchange by member owners	—	—	—	—	15,970	—	—	—	15,970
Issuance of Class A common stock under equity incentive plan	33	—	—	—	446	—	—	—	446
Stock-based compensation expense	—	—	—	—	13,844	—	—	—	13,844
Repurchase of vested restricted stock	—	—	—	—	(31)	—	—	—	(31)
Net income attributable to shareholders	—	—	—	—	—	18,544	—	—	18,544
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	1,584	—	1,584
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(83)	(83)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(186,576)	(238,331)	—	—	(424,907)
Balance at December 31, 2014	37,093	$371	107,182	$—	$—	$(2,689,660)	$779	$(40)	$(2,688,550)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2014	2013
Operating activities
Net income	$130,695	$164,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,614	18,912
Equity in net income of unconsolidated affiliates	(9,615)	(8,605)
Deferred taxes	917	2,593
Stock-based compensation	13,844	6,819
Adjustment to tax receivable agreement liability	1,073	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(11,276)	(14,624)
Other assets	(3,754)	(1,751)
Inventories	(6,854)	(3,375)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	11,246	34,798
Long-term liabilities	674	(321)
Other operating activities	1,151	67
Net cash provided by operating activities	153,715	198,518
Investing activities
Purchase of marketable securities	(123,536)	(231,121)
Proceeds from sale of marketable securities	190,734	37,689
Acquisition of SYMMEDRx, net of cash acquired	—	(28,688)
Acquisition of Meddius, L.L.C., net of owner note receivable	—	(7,737)
Acquisition of Aperek, net of cash acquired	(47,446)	—
Acquisition of TheraDoc, net of cash acquired	(108,561)	—
Distributions received on equity investment	10,050	6,800
Purchases of property and equipment	(32,411)	(26,019)
Other investing activities	353	—
Net cash used in investing activities	(110,817)	(249,076)
Financing activities
Payments made on notes payable	(684)	(1,926)
Proceeds from S2S Global revolving line of credit	800	5,200
Payments on S2S Global revolving line of credit	(500)	—
Proceeds from senior secured line of credit	—	60,000
Payments on senior secured line of credit	—	(60,000)
Proceeds from issuance of Class A common stock in connection with the IPO, net of underwriting fees and commissions	—	821,671
Payments made in connection with the IPO	—	(2,822)
Purchases of Class B common units from member owners	—	(543,857)
Proceeds from issuance of PHSI common stock	—	300
Proceeds from notes receivable from partners	—	12,726
Repurchase of restricted units	(31)	(2)
Proceeds from exercise of stock options under equity incentive plan	446	—
Distributions to limited partners of Premier LP	(45,099)	(280,969)
Net cash (used in) provided by financing activities	(45,068)	10,321
Net decrease in cash and cash equivalents	(2,170)	(40,237)
Cash and cash equivalents at beginning of period	131,786	198,296
Cash and cash equivalents at end of period	$129,616	$158,059

Supplemental schedule of non-cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$—	$7,860
Payable to member owners incurred upon repurchase of ownership interest	$1,515	$1,652
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$—	$28,009
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$3,265	$6,186
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$23,752	$17,419
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and accumulated deficit	$424,907	$3,719,812
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(156,394)	$—
Increase in additional paid-in-capital related to quarterly exchange by member owners	$15,970	$—
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$51,084	$—
Increase in deferred tax assets related to quarterly exchange by member owners	$67,054	$—
Increase in deferred tax assets and additional paid-in-capital related to the Reorganization	$—	$282,972
Increase in payables and decrease in additional paid-in-capital pursuant to the tax receivable agreements	$—	$186,077
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$—	$2,822

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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance management services.
Basis of Presentation and Consolidation
The Company, through its wholly owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 26% controlling general partner interest in, and, as a result, consolidates the financial statements of Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 74% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income. As part of the quarterly exchange pursuant to the Exchange Agreement that occurred on October 31, 2014, the member owners exchanged approximately 4% of their Class B common units and associated Class B common stock for Class A common stock. The public investors own approximately 26% of the Company's stock and the member owners own approximately 74% of the Company's stock as of December 31, 2014.
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's 2014 Annual Report on Form 10-K for the year ended June 30, 2014 ("2014 Annual Report").
The Company has reclassified certain prior period amounts to be consistent with the current period presentation and corrected certain classification differences in the consolidated statements of cash flows. For the six months ended December 31, 2013, the Company has presented $2.8 million in costs associated with the IPO as financing rather than operating activities.

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
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier's member owners entered into a voting trust agreement, which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock (the "Voting Trust Agreement"). As a result of the Voting Trust Agreement, the member owners retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the Voting Trust Agreement, the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters.
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
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier and the member owners entered into a registration rights agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the registration rights agreement, Premier filed with the SEC a resale shelf registration statement for resales from time to time of its Class A common stock issued to the member owners in exchange for their Class B common units pursuant to the exchange agreement, subject to various restrictions. The registration statement was declared effective by the SEC in November 2014. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier's election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier will either proceed with the company-directed underwritten public offering (such decision being in Premier's sole discretion) or notify the member owners that Premier will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier's Class A common stock, Premier may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The registration rights agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.

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
In addition, following the completion of the Reorganization and IPO:

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
(3) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2014 Annual Report; however, given the Company's recent acquisition activity during the six months ended December 31, 2014, the Company's significant accounting policy related to business combinations has been included below.

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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2018.

(4) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the supply chain services segment and the performance services segment. The supply chain services segment includes the Company's GPO, a specialty pharmacy and direct sourcing activities. The performance services segment includes the Company's informatics, collaboratives, advisory services and insurance management services businesses.
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.
The following tables present selected financial data for each of the Company's reportable segments (in thousands):

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended December 31, 2014
Supply Chain Services:
Net administrative fees	$112,675
Other services and support	237
Services	112,912
Products	66,696
Total Supply Chain Services	179,608	$97,342	$504	$209
Performance Services	69,837	23,189	12,660	15,792
Corporate	—	(21,723)	1,239	2,050
Total	$249,445	$98,808	$14,403	$18,051

Three Months Ended December 31, 2013
Supply Chain Services:
Net administrative fees	$102,130
Other services and support	173
Services	102,303
Products	48,582
Total Supply Chain Services	150,885	$85,119	$380	$503
Performance Services	58,024	17,731	8,357	10,953
Corporate	—	(19,445)	1,216	2,264
Total	$208,909	$83,405	$9,953	$13,720

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Six Months Ended December 31, 2014
Supply Chain Services:
Net administrative fees	$219,198
Other services and support	452
Services	219,650
Products	130,260
Total Supply Chain Services	349,910	$188,610	$916	$864
Performance Services	128,843	41,551	22,213	29,331
Corporate	—	(40,835)	2,485	2,216
Total	$478,753	$189,326	$25,614	$32,411

Six Months Ended December 31, 2013
Supply Chain Services:
Net administrative fees	$245,706
Other services and support	307
Services	246,013
Products	92,330
Total Supply Chain Services	338,343	$210,599	$707	$803
Performance Services	111,142	34,060	15,792	22,932
Corporate	—	(36,920)	2,413	2,284
Total	$449,485	$207,739	$18,912	$26,019

Total Assets
December 31, 2014
Supply Chain Services	$416,292
Performance Services	454,319
Corporate	561,759
Total	$1,432,370

June 30, 2014
Supply Chain Services	$373,746
Performance Services	266,567
Corporate	606,343
Total	$1,246,656

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Segment Adjusted EBITDA	$98,808	$83,405	$189,326	$207,739
Depreciation and amortization	(11,262)	(9,198)	(21,570)	(17,556)
Amortization of purchased intangible assets	(3,141)	(755)	(4,044)	(1,356)
Merger and acquisition related expenses (a)	(2,267)	(177)	(3,545)	(319)
Strategic and financial restructuring expenses (b)	(1,183)	(1,041)	(1,279)	(2,881)
Stock-based compensation expense	(7,405)	(6,494)	(13,844)	(6,819)
Adjustment to tax receivable agreement liability	—	—	1,073	—
Acquisition related adjustment - deferred revenue (c)	(3,596)	—	(5,661)	—
Equity in net income of unconsolidated affiliates (d)	(4,749)	(4,491)	(9,615)	(8,605)
Deferred compensation plan expense	460	—	969	—
Operating income	$65,665	$61,249	$131,810	$170,203
Equity in net income of unconsolidated affiliates (d)	4,749	4,491	9,615	8,605
Interest and investment income, net	122	21	313	241
Other (expense) income, net	(458)	—	(962)	4
Income before income taxes	$70,078	$65,761	$140,776	$179,053

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

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

(d)
Represents equity in net income of unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(5) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	December 31, 2014	June 30, 2014
Identifiable intangible assets acquired:
Technology	5.0 years	$45,087	$20,257
Member relationships	8.3 years	16,380	6,830
Non-compete agreements	3.0 years	80	80
Trade names	4.9 years	6,560	3,990
	5.8 years	68,107	31,157
Accumulated amortization		(24,346)	(20,302)
Total identifiable intangible assets acquired, net		$43,761	$10,855
The increase in technology, member relationships, and trade names intangible assets was due to acquisitions during the six months ended December 31, 2014. Amortization expense of intangible assets totaled $3.1 million and $0.8 million for the three months ended December 31, 2014 and 2013, respectively, and $4.0 million and $1.4 million for the six months ended December 31, 2014 and 2013, respectively.
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

The Credit Agreement permits the Company to prepay amounts outstanding without premium or penalty provided that Co-Borrowers are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.381% and the interest rate for Base Rate Loans was 3.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At December 31, 2014, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the credit facility) of 3.00 to 1.00 at the end of every quarter. The Company was in compliance with all such covenants at December 31, 2014. The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the Administrative Agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. At December 31, 2014 and June 30, 2014, we had no outstanding borrowings under the Credit Agreement.

On August 17, 2012, SVS LLC d/b/a S2S Global ("S2S Global"), a direct sourcing business which the Company consolidates and of which the Company owns 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one-year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. On November 18, 2014, S2S Global further amended its revolving line of credit to extend the maturity date to February 16, 2015.

On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global. As such, the Company expects to repay the balance outstanding under the S2S Global line of credit and terminate the S2S Global line of credit prior to its February 16, 2015 maturity date. See also, Note 19 - Subsequent Events for further detail.

The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at December 31, 2014. The unused commitment fee on the revolving line of credit is 0.225% per annum.

At December 31, 2014 and June 30, 2014, S2S Global had $14.0 million and $13.7 million, respectively, outstanding on the revolving line of credit. Amounts due under the S2S Global line of credit are included within the current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
(7) NOTES PAYABLE
At December 31, 2014 and June 30, 2014, the Company had $20.6 million and $20.0 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $4.6 million and $4.0 million, respectively, are included in current portion of notes payable and line of credit and $16.0 million and $15.8 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets at December 31, 2014 and June 30, 2014.
Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending December 31,
2015	$4,612
2016	3,938
2017	9,110
2018	1,141
2019	1,771
Thereafter	—
Total principal payments	$20,572

(8) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Cash equivalents	$23,262	$23,262	$—	$—
Commercial paper	24,492	—	24,492	—
U.S. government debt securities	80,132	—	80,132	—
Corporate debt securities	160,456	—	160,456	—
Asset-backed securities	74,844	—	74,844	—
Deferred compensation plan assets	37,401	37,401	—	—
Total assets	$400,587	$60,663	$339,924	$—

June 30, 2014
Cash equivalents	$64,207	$64,207	$—	$—
Commercial paper	33,572	—	33,572	—
U.S. government debt securities	116,744	—	116,744	—
Corporate debt securities	166,452	—	166,452	—
Asset-backed securities	91,851		91,851	—
Deferred compensation plan assets	33,256	33,256	—	—
Total assets	$506,082	$97,463	$408,619	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($2.5 million and $0.3 million at December 31, 2014 and June 30, 2014, respectively) and other assets ($34.9 million and $32.9 million at December 31, 2014 and June 30, 2014, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's corporate debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 7 for more information) by approximately $0.6 million and $0.7 million at December 31, 2014 and June 30, 2014, respectively, based on an assumed market interest rate of 1.5% at both December 31, 2014 and June 30, 2014.

(9) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. At December 31, 2014, the Company was invested in securities with maturities ranging from three months to two years. The Company uses the specific-identification method to determine the cost of securities sold. Marketable securities, classified as available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2014
Commercial paper	$24,490	$2	$—	$24,492
U.S. government debt securities	80,153	25	(46)	80,132
Corporate debt securities	160,573	16	(133)	160,456
Asset-backed securities	74,864	4	(24)	74,844
	$340,080	$47	$(203)	$339,924
June 30, 2014
Commercial paper	$33,561	$12	$(1)	$33,572
U.S. government debt securities	116,620	124	—	116,744
Corporate debt securities	166,424	69	(41)	166,452
Asset-backed securities	91,824	34	(7)	91,851
	$408,429	$239	$(49)	$408,619
U.S. government debt securities, corporate debt securities and asset-backed securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
At December 31, 2014, marketable securities consist of the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$217,822	$217,773
Due after one year through five years	122,258	122,151
	340,080	339,924
(10) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at December 31, 2014 and June 30, 2014. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $6.5 million and $6.9 million at December 31, 2014 and June 30, 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income is $4.7 million and $4.5 million for the three months ended December 31, 2014 and 2013, respectively, and $9.6 million and $8.6 million for the six months ended December 31, 2014 and 2013, respectively, all of which is included in the supply chain services segment.

(11) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI (subsidiaries of Premier LP), which are all subchapter C corporations. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. The Company, PHSI and PSCI are subject to U.S. federal and state income taxes.
For the three months ended December 31, 2014 and 2013, the Company recorded tax expense on income before taxes of $4.3 million and $14.3 million, respectively, which equates to an effective tax rate of 6.1% and 21.7%, respectively. For the six months ended, the Company recorded tax expense on income before taxes of $10.1 million and $15.0 million, respectively, which equates to an effective tax rate of 7.2% and 8.4%, respectively. For the three and six months ended December 31, 2014 and 2013, the Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has decreased from the prior year due to lower taxable income and federal tax credits claimed in the current year related to the reinstatement of the federal research tax credit.
The Company has deferred tax assets of $358.4 million as of December 31, 2014, an increase of $61.8 million from $296.6 million as of June 30, 2014, which is primarily attributable to an additional deferred tax benefit of $67.1 million recorded in connection with basis differences in assets related to the quarterly exchange of member units pursuant to the Exchange Agreement that occurred on October 31, 2014, offset by deferred tax liabilities of $6.2 million recorded in connection with the acquisitions of Aperek and TheraDoc, with the remaining $0.9 million deferred tax benefit recorded in the ordinary course of business.

The Company has tax receivable agreement liabilities of $242.3 million as of December 31, 2014, representing 85% of the tax savings the Company expects to receive in connection with the Section 754 election, an increase of $50.0 million from the $192.3 million as of June 30, 2014. The Company recorded $51.1 million in tax receivable agreement liabilities due to the additional tax savings to be generated and paid out to the member owners pursuant to the tax receivable agreements in connection with the quarterly exchange that occurred during the three months ended December 31, 2014. During the three months ended September 30, 2014, the Company recorded a $1.1 million reduction in the tax receivable agreement liabilities in connection with the departed member owners of Premier LP, which resulted in a $1.1 million reduction to selling, general and administrative expenses.

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
Redeemable limited partners' capital represents the member owners' 74% ownership of Premier LP at December 31, 2014. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration relating to the limited partners' exchange right cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheet at December 31, 2014. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount. The Company calculates the redemption amount as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2014, the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $424.9 million.
During the six months ended December 31, 2014, the Company recorded a reduction of $156.4 million to redeemable limited partners' capital to reflect the exchange of 4,685,267 Class B common units and associated Class B common stock by the member owners for a like number of shares of the Company's Class A common stock on October 31, 2014 pursuant to the terms of the Exchange Agreement discussed in Note 2 - Initial Public Offering and Reorganization.
The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2014 to December 31, 2014 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	3,265	—	—	3,265
Repurchase of redeemable limited partnership interest	—	(1,515)	—	(1,515)
Net income attributable to Premier LP	—	110,567	—	110,567
Distributions to limited partners	—	(46,443)	—	(46,443)
Net unrealized loss on marketable securities	—	—	(259)	(259)
Exchange of Class B common units for Class A common stock by member owners		(156,394)		(156,394)
Adjustment to redemption amount	—	424,907	—	424,907
December 31, 2014	$(14,874)	$3,593,788	$(112)	$3,578,802
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2014.
During the six months ended December 31, 2014, three limited partners withdrew from Premier LP. In connection with such withdrawals, the Company issued a total of $1.5 million in five-year, unsecured, non-interest bearing term promissory notes. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
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
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions are required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter instead of a semi-annual basis. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP made a quarterly distribution on August 28, 2014 to its limited partners of $22.4 million, which is equal to the total taxable income for Premier LP for the three months ended June 30, 2014 multiplied by the Company's standalone effective combined federal, state and local income tax rate. At June 30, 2014, the quarterly distribution payable to the limited partners of $22.4 million is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.

Premier LP made a quarterly distribution on November 26, 2014 to its limited partners of $22.7 million, which is equal to Premier LP's total taxable income for the three months ended September 30, 2014 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable before March 1, 2015, or prior to the 60th day after the end of the calendar quarter ended December 31, 2014, equal to Premier LP's total taxable income for the three months ended December 31, 2014, multiplied by the Company's standalone effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $23.8 million at December 31, 2014 is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.
(13) STOCKHOLDERS' DEFICIT
As of December 31, 2014, there were 37,092,793 shares of the Company's Class A common stock, for par value, of $0.01 per share, and 107,181,272 shares of the Company's Class B common stock, for par value, of $0.000001 per share, outstanding.
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
(14) EARNINGS (LOSS) PER SHARE
Basic earnings per share of Premier is computed by dividing net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount reflects the adjustment to net income attributable to shareholders for the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.

The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014 (c)	2013 (c)	2014 (c)	2013 (d)
Numerator for Basic and Diluted Loss Per Share:
Net loss attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(32,979)	$(3,713,408)	$(406,363)	$(3,713,884)
Denominator for basic loss per share weighted average shares (a)	35,589	32,375	33,965	19,001

Effect of dilutive securities: (b)
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Performance share awards	—	—	—	—

Denominator for diluted loss per share-adjusted:
Weighted average shares and assumed conversions	35,589	32,375	33,965	19,001

Basic net loss per share	$(0.93)	$(114.70)	$(11.96)	$(195.46)

Diluted net loss per share	$(0.93)	$(114.70)	$(11.96)	$(195.46)

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the three and six months ended December 31, 2014 and 2013.

(b)
For the three and six months ended December 31, 2014, the effect of 108, 317 and 523 stock options, restricted stock units, and performance share awards, respectively, and 30, 285, and 470 stock options, restricted stock units, and performance share awards, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Additionally, the effect of 110 and 59 restricted stock units for the three and six months ended December 31, 2013, respectively, were also excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Further, the 107,181 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the periods presented.

(c)	The weighted average shares calculation is based on the Premier, Inc. common shares outstanding for the three months ended December 31, 2014 and 2013 and the six months ended December 31, 2014.

(d)
The weighted average shares calculation is based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to December 31, 2013.

As a result of the consummation of the Reorganization and IPO, effective October 1, 2013, income (loss) per share is not comparable for all periods presented. In addition, income (loss) per share for the three months ended December 31, 2014 may not be indicative of prospective earnings per share information.
On October 31, 2014, pursuant to the terms of the Exchange Agreement discussed in Note 2 - Initial Public Offering and Reorganization, the Company issued 4,685,267 shares of Class A common stock to member owners in exchange for a like number of Class B common units in Premier LP. Further, in connection with the exchange of Class B common units by member owners, 4,685,267 shares of the Company's Class B common stock were surrendered by member owners and retired by the Company. As of November 1, 2014, there were 37,075,734 shares of Class A common stock of the Company outstanding and 107,181,272 shares of Class B common stock of the Company outstanding.
Subsequent to December 31, 2014, in connection with the January 31, 2015 quarterly exchange pursuant to the Exchange Agreement, the Company issued 257,027 shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP, pursuant to the terms of the Exchange Agreement. Further, in connection with the exchange of Class B common units by member owners, 257,027 shares of the Company’s Class B common stock were surrendered by member owners and retired by the Company. As of February 2, 2015, there were 37,353,364 shares of Class A common stock of the Company outstanding and 106,658,535 shares of Class B common stock of the Company outstanding.
(15) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $7.4 million and $13.8 million, respectively, for the three and six months ended December 31, 2014, with a resulting deferred tax benefit of $2.8 million and $5.3 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes. Pre-tax stock-based compensation expense was $6.5 million and $6.8 million, respectively, for the three and six months ended December 31, 2013, with a resulting deferred tax benefit of $2.5 million and $2.6 million, respectively.
At December 31, 2014, there was $52.5 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.91 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of December 31, 2014, there were 6,686,171 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock Units. Restricted stock unit awards issued and outstanding generally vest over a three-year period. The following table includes information related to restricted stock unit awards for the six months ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	717,304	$27.29
Granted	142,136	$31.64
Vested	(16,471)	$28.57
Forfeited	(19,617)	$27.44
Outstanding at December 31, 2014	823,352	$28.01
Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the six months ended December 31, 2014:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	827,174	$27.00
Granted	272,642	$31.64
Vested	—	$—
Forfeited	(8,935)	$27.58
Outstanding at December 31, 2014	1,090,881	$28.15

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the six months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2014	2,047,484	$27.00
Granted	643,642	$31.64
Exercised	(16,502)	$27.00
Forfeited	(13,137)	$27.87
Outstanding at December 31, 2014	2,661,487	$28.12

Outstanding and exercisable at December 31, 2014	674,621	$27.00
The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

For options granted during the six months ended:	December 31, 2014	December 31, 2013
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	36.90% - 39.50%	42.00%
Risk-free interest rate (4)	1.69% - 1.84%	1.71%
Weighted average option grant date fair value	$12.82 - $13.00	$11.46
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
(16) RELATED PARTY TRANSACTIONS
GYNHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of December 31, 2014. Net administrative fees revenue recorded with GNYHA and its member organizations was $15.2 million and $13.3 million for the three months ended December 31, 2014 and 2013, respectively, and $29.7 million and $32.0 million for the six months ended December 31, 2014 and 2013, respectively. As a result of the Reorganization and IPO, the Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contract. Approximately $6.5 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at December 31, 2014. Of the $23.8 million limited partners' distribution payable in the accompanying consolidated balance sheets as of December 31, 2014, $3.2 million is payable to GNYHA and its member organizations. In addition, $7.4 million and $3.1 million was recorded during the three months ended December 31, 2014 and 2013, respectively, and $12.5 million and $5.7 million was recorded during the six months ended December 31, 2014 and 2013, respectively, for services and support revenue. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, were $0.7 million and $0.6 million as of December 31, 2014 and June 30, 2014, respectively.

The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income is $4.7 million and $4.5 million for the three months ended December 31, 2014 and 2013, respectively, and $9.6 million and $8.6 million for the six months ended December 31, 2014 and 2013, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $9.4 million and $8.5 million for the three months ended December 31, 2014 and 2013, respectively, and $17.9 million and $16.7 million for the six months ended December 31, 2014 and 2013, respectively. At December 31, 2014 and June 30, 2014, the Company had revenue share obligations to Innovatix of $3.4 million and $3.7 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.2 million and $2.3 million for the three and six months ended December 31, 2014 and 2013, respectively, and annual incentive management fees of $0.3 million and $0.1 million for the three months ended December 31, 2014 and 2013, respectively, and $0.4 million and $0.3 million for the six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and June 30, 2014, $0.9 million and $0.6 million of receivables from AEIX are included in due from related parties in the accompanying consolidated balance sheets.
(17) BUSINESS ACQUISITIONS
Acquisition of TheraDoc, Inc.
On September 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of TheraDoc, Inc. ("TheraDoc") for $117.0 million, subject to potential purchase price adjustments for actual working capital, cash and indebtedness at closing. TheraDoc is a leading provider of clinical surveillance software to healthcare organizations across the country that brings together disparate data from a hospital's source systems and helps alert clinicians to potential risks. The Company utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 1, 2014, with the remaining unallocated purchase price recorded as goodwill. Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).
Acquisition of Aperek, Inc.
On August 29, 2014, the Company completed the acquisition of 100% of the outstanding shares of Aperek, Inc. ("Aperek"), (formerly Mediclick), for $48.5 million, subject to potential purchase price adjustments for actual working capital, cash and indebtedness at closing. Aperek is a SaaS-based supply chain solutions company focused on purchasing workflow and analytics. The Company utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 29, 2014, with the remaining unallocated purchase price recorded as goodwill. Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).
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
(19) SUBSEQUENT EVENTS
On January 30, 2015, the Company entered into an agreement to purchase the remaining 40% of the outstanding shares of common stock of S2S Global. Pursuant to the agreement, the Company utilized available funds on hand and made a payment of approximately $14.5 million on February 2, 2015. The Company expects to repay the balance outstanding under the S2S Global line of credit and terminate the S2S Global line of credit prior to its February 16, 2015 maturity date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report and in the Annual Report on Form 10-K for the year ended June 30, 2014 ("2014 Annual Report"). The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Risk Factors" in the 2014 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.
Business Overview
Our Business
We are a leading healthcare improvement company, uniting an alliance of approximately 3,400 U.S. hospitals and 110,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS (software-as-a-service) informatics products, advisory services and performance improvement collaborative programs.
As of December 31, 2014, we were controlled by 177 U.S. hospitals, health systems and other healthcare organizations, that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. As of December 31, 2014, the Class B common stock represented approximately 74% of the total of our outstanding Class A common stock and Class B common stock combined, and all of our Class A common stock was publicly held.
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
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $1.0 million and $2.9 million during the three and six months ended December 31, 2013. In addition, we incurred strategic and financial restructuring expenses in connection with the company directed offering as part of the quarterly exchange pursuant to the Exchange Agreement of approximately $1.2 million and $1.3 million during the three and six months ended December 31, 2014. We may incur additional financial and restructuring expenses in connection with future quarterly exchanges pursuant to the Exchange Agreement.
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

On August 29, 2014, we completed the acquisition of Aperek, Inc. ("Aperek"), (formerly Mediclick), a SaaS-based supply chain solutions company focused on purchasing workflow and analytics, for $48.5 million. We utilized available funds on hand to complete the acquisition. The primary reason for the acquisition of Aperek, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, was to continue to strengthen the Company's ability to drive improvement in member cost savings.
See Note 17 - Business Acquisitions to the unaudited consolidated financial statements for more information.
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
The success of our supply chain services' revenue streams are influenced by the following factors:

•	Net administrative fees revenue - The number of members that utilize our GPO supplier contracts and the volume of their purchases.

•
Specialty pharmacy revenue - The number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans.

•	Direct sourcing revenue - The number of members that purchase products through our direct sourcing activities and the impact of competitive pricing.
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for advisory services, insurance services management fees and commissions from endorsed commercial insurance programs.

Our performance services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members, impact of applied research initiatives, renewal of existing subscriptions to our SaaS informatics products and expansion into new markets with the acquisitions of TheraDoc and Aperek.
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
Net Income Attributable to Noncontrolling Interest
As of December 31, 2014, we owned an approximate 26% controlling general partner interest in Premier LP through Premier GP and a 60% voting and economic interest in SVS LLC d/b/a S2S Global ("S2S Global") and therefore consolidate their operating results. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (74%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%). Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to 74% on October 31, 2014 after the first quarterly exchange pursuant to the Exchange Agreement.
Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, and Free Cash Flow.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items, and including equity in net income of unconsolidated affiliates. For all non-GAAP financial measures, we consider non-recurring items to be expenses and other items that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on disposal of assets.
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
We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. Free Cash Flow is a non-GAAP financial measure because it does not represent net cash provided by operating activities alone but takes into consideration the ongoing distributions to limited partners and purchases of property and equipment that are necessary for ongoing business operations and long-term value creation. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services as well as development of  new and upgraded products and services to support future growth.   Free Cash Flow is important because it allows us to enhance shareholder value through acquisitions, partnerships, share repurchases, debt reduction and/or dividend payments. Also, Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayment.
Adjusted EBITDA and Free Cash Flow are supplemental financial measures used by us and by external users of our financial statements. We consider Adjusted EBITDA and Free Cash Flow to be indicators of the operational strength and performance of our business. Adjusted EBITDA and Free Cash Flow measures allow us to assess our performance without regard to financing methods and capital structure and without the impact of other matters that we do not consider indicative of the operating performance of our business. Segment Adjusted EBITDA is the primary earnings measure we use to evaluate the performance of our business segments.
We use EBITDA to determine compliance with certain financial covenants in our revolving credit facility. We use Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, which began on October 31, 2014, and occur each quarter thereafter, and are limited annually to one-seventh of the member owner’s initial allocation of Class B common units).
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our revolving credit facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Adjusted Fully Distributed Net Income and Free Cash Flow are not a measurement of financial performance under GAAP, may have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP. Some of the limitations of EBITDA, Adjusted EBITDA, and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our revolving credit facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA,

Adjusted EBITDA, Segment Adjusted EBITDA, and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income are that it does not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income is not a measure of profitability under GAAP.
We also urge you to review the reconciliations of these non-GAAP measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes included in the 2014 Annual Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Free Cash Flow are susceptible to varying calculations, the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Free Cash Flow measures, as presented in this Quarterly Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
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
Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented unaudited non-GAAP pro forma results reflecting the following for all periods presented, to provide a more indicative comparison between current and prior periods. The unaudited non-GAAP pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the periods presented. The unaudited non-GAAP pro forma consolidated financial information should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. The unaudited non-GAAP pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date. The unaudited non-GAAP pro forma results reflect the following for the periods indicated:

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

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
The following table summarizes our actual results of operations for Premier for the three months ended December 31, 2014 and 2013 and the non-GAAP pro forma consolidated results of operations for Premier for the three months ended December 31, 2013 (in thousands):

	Three Months Ended December 31,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$112,675	45%	$102,130	49%	$—		$102,130	49%
Other services and support	70,074	28%	58,197	28%	—		58,197	28%
Services	182,749	73%	160,327	77%	—		160,327	77%
Products	66,696	27%	48,582	23%	—		48,582	23%
Net revenue	249,445	100%	208,909	100%	—		208,909	100%
Cost of revenue:
Services	35,276	14%	29,017	14%	—		29,017	14%
Products	59,256	24%	43,720	21%	—		43,720	21%
Cost of revenue	94,532	38%	72,737	35%	—		72,737	35%
Gross profit	154,913	62%	136,172	65%	—		136,172	65%
Operating expenses:
Selling, general and administrative	85,391	34%	73,126	35%	—		73,126	35%
Research and development	716	1%	1,042	1%	—		1,042	1%
Amortization of purchased intangible assets	3,141	1%	755	—%	—		755	—%
Total operating expenses	89,248	36%	74,923	36%	—		74,923	36%
Operating income	65,665	26%	61,249	29%	—		61,249	29%
Other income, net	4,413	2%	4,512	2%	—		4,512	2%
Income before income taxes	70,078	28%	65,761	31%	—		65,761	31%
Income tax expense	4,270	2%	14,284	6%	(9,109)	(1)	5,175	2%
Net income	65,808	26%	51,477	25%	9,109		60,586	29%
Net income attributable to noncontrolling interest in S2S Global	(786)	—%	(157)	—%	—		(157)	—%
Net income attributable to noncontrolling interest in Premier LP	(55,751)	(22)%	(44,916)	(22)%	—		(44,916)	(22)%
Net income attributable to noncontrolling interest	(56,537)	(22)%	(45,073)	(22)%	—		(45,073)	(22)%
Net income attributable to shareholders	$9,271	4%	$6,404	3%	$9,109		$15,513	7%
Adjustment of redeemable limited partners' capital to redemption amount	$(42,250)	nm	$(3,719,812)	nm	$—		$(3,719,812)	nm
Net loss attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(32,979)	nm	$(3,713,408)	nm	nm		$(3,704,299)	nm
Adjusted EBITDA (2)	$98,808	40%	$83,405	40%	na		$83,405	40%
Adjusted Fully Distributed Net Income (3)	$52,130	21%	na	na	na		$44,443	21%
nm = Not meaningful
na = Not applicable
(1)    Represents the income tax impact of the Reorganization effective October 1, 2013.

(2)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three Months Ended December 31,
	2014	2013
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$65,808	$51,477	$9,109	$60,586
Interest and investment income, net (b)	(122)	(21)	—	(21)
Income tax expense	4,270	14,284	(9,109)	5,175
Depreciation and amortization	11,262	9,198	—	9,198
Amortization of purchased intangible assets	3,141	755	—	755
EBITDA	84,359	75,693	—	75,693
Stock-based compensation	7,405	6,494	—	6,494
Acquisition related expenses (c)	2,267	177	—	177
Strategic and financial restructuring expenses (d)	1,183	1,041	—	1,041
Other (income) expense, net (e)	(2)	—	—	—
Acquisition related adjustment - deferred revenue (f)	3,596	—	—	—
Adjusted EBITDA	$98,808	$83,405	$—	$83,405

Segment Adjusted EBITDA:
Supply Chain Services	$97,342	$85,119	$—	$85,119
Performance Services	23,189	17,731	—	17,731
Corporate (g)	(21,723)	(19,445)	—	(19,445)
Adjusted EBITDA	98,808	83,405	—	83,405
Depreciation and amortization	(11,262)	(9,198)	—	(9,198)
Amortization of purchased intangible assets	(3,141)	(755)	—	(755)
Stock-based compensation	(7,405)	(6,494)	—	(6,494)
Acquisition related expenses (c)	(2,267)	(177)	—	(177)
Strategic and financial restructuring expenses (d)	(1,183)	(1,041)	—	(1,041)
Acquisition related adjustment - deferred revenue (f)	(3,596)	—	—	—
Equity in net income of unconsolidated affiliates	(4,749)	(4,491)	—	(4,491)
Deferred compensation plan expense	460	—	—	—
Operating income	65,665	61,249	—	61,249
Equity in net income of unconsolidated affiliates	4,749	4,491	—	4,491
Interest and investment income, net (b)	122	21	—	21
Other (expense) income, net (e)	(458)	—	—	—
Income before income taxes	70,078	65,761	—	65,761

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income, net and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2014, strategic and financial restructuring expenses were incurred in connection with the company directed offering related to the quarterly exchange pursuant to the Exchange Agreement. During the three months ended December 31, 2013, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(e)	Represents gains and losses on investments and other assets.

(f)
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

(g)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(3)	The table that follows shows the reconciliation of net income attributable to shareholders to non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended December 31,
	2014	2013
Net income attributable to shareholders	$9,271	$6,404
Income tax expense	4,270	14,284
Stock-based compensation	7,405	6,494
Acquisition related expenses (a)	2,267	177
Strategic and financial restructuring expenses (b)	1,183	1,041
Acquisition related adjustment - deferred revenue (c)	3,596	—
Amortization of purchased intangible assets	3,141	755
Net income attributable to noncontrolling interest in Premier LP (d)	55,751	44,916
Non-GAAP pro forma fully adjusted distributed income before income taxes	86,884	74,071
Income tax expense on fully distributed income before income taxes (e)	34,754	29,628
Non-GAAP Pro Forma Adjusted Fully Distributed Net Income	$52,130	$44,443

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2014, strategic and financial restructuring expenses were incurred in connection with the company directed offering related to the quarterly exchange pursuant to the Exchange Agreement. During the three months ended December 31, 2013, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)
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

(d)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(e)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP pro forma Adjusted Fully Distributed Net Income before income taxes.
Net Revenue
The following table summarizes our actual net revenue for the three months ended December 31, 2014 and 2013, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$112,675	45%	$102,130	49%
Other services and support	237	—%	173	—%
Services	112,912	45%	102,303	49%
Products	66,696	27%	48,582	23%
Total Supply Chain Services	179,608	72%	150,885	72%
Performance Services:
Other services and support	69,837	28%	58,024	28%
Total net revenue	$249,445	100%	$208,909	100%
Total net revenue for the three months ended December 31, 2014 was $249.4 million, an increase of $40.5 million, or 19%, from $208.9 million for the three months ended December 31, 2013. Our supply chain services net revenue was 72% of total net revenue for both the three months ended December 31, 2014 and 2013.

Supply Chain Services
Our supply chain services segment net revenue for the three months ended December 31, 2014 was $179.6 million, an increase of $28.7 million, or 19%, from $150.9 million for the three months ended December 31, 2013.
Net administrative fees revenue in our supply chain services segment for the three months ended December 31, 2014 was $112.7 million, an increase of $10.6 million, or 10%, from $102.1 million for the three months ended December 31, 2013. The increase in net administrative fees revenue was primarily attributable to the impact of member utilization of our contract portfolio and benefits from increases in utilization trends.
Product revenue in our supply chain services segment for the three months ended December 31, 2014 was $66.7 million, an increase of $18.1 million, or 37%, from $48.6 million for the three months ended December 31, 2013. Product revenue in our supply chain services segment increased for the three months ended December 31, 2014 due to $10.7 million of increased specialty pharmacy revenue and $7.4 million of increased direct sourcing revenue, as a result of ongoing expansion of member support for our direct sourcing and specialty pharmacy businesses, which was further augmented in direct sourcing by purchases related to flu season and Ebola preparedness efforts, and in specialty pharmacy by new hepatitis-C therapies. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended December 31, 2014 was $69.8 million, an increase of $11.8 million, or 20%, from $58.0 million for the three months ended December 31, 2013. The increase was primarily the result of growth in our SaaS subscription and license revenue of $9.0 million, which includes contributions from our recent acquisitions of TheraDoc and Aperek, as well as growth of $2.8 million in advisory services, primarily from cost management and population health management. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Three Months Ended December 31,
	2014	2013
	Amount	Amount
Cost of revenue:
Products	$59,256	$43,720
Services	35,276	29,017
Total cost of revenue	$94,532	$72,737
Cost of revenue by segment:
Supply Chain Services	$59,834	$44,449
Performance Services	34,698	28,288
Total cost of revenue	$94,532	$72,737
Cost of revenue for the three months ended December 31, 2014 was $94.5 million, an increase of $21.8 million, or 30%, from $72.7 million for the three months ended December 31, 2013. Cost of product revenue increased by $15.5 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $6.3 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisitions of Aperek and TheraDoc.

Cost of revenue for the supply chain services segment for the three months ended December 31, 2014 was $59.8 million, an increase of $15.4 million, or 35%, from $44.4 million for the three months ended December 31, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended December 31, 2014 was $34.7 million, an increase of $6.4 million, or 23%, from $28.3 million for the three months ended December 31, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Three Months Ended December 31,
	2014	2013
	Amount	Amount
Operating expenses:
Selling, general and administrative	$85,391	$73,126
Research and development	716	1,042
Amortization of purchased intangible assets	3,141	755
Total operating expenses	89,248	74,923
Operating expenses by segment:
Supply Chain Services	$27,685	$26,189
Performance Services	30,472	20,362
Total segment operating expenses	58,157	46,551
Corporate	31,091	28,372
Total operating expenses	$89,248	$74,923
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended December 31, 2014 were $85.4 million, an increase of $12.3 million, or 17%, from $73.1 million for the three months ended December 31, 2013. The increase was primarily attributable to increased salaries and benefits due to the recent acquisitions of TheraDoc and Aperek as well as increased professional services fees and costs associated with being a newer public company. The increase is also the result of increased acquisition-related expenses of $2.1 million and increased stock-based compensation of $0.9 million recognized during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and continue to operate as a newer public company.
Research and Development
Research and development expenses for the three months ended December 31, 2014 were $0.7 million, a decrease of $0.3 million, or 30%, from $1.0 million for the three months ended December 31, 2013. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended December 31, 2014 was $3.1 million, an increase of $2.3 million, or 288%, from $0.8 million for the three months ended December 31, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in our recent acquisitions. As we execute on our growth strategy and deploy capital from our IPO, including capital deployed for our recent Aperek and TheraDoc acquisitions, we expect further increases in amortization of purchased intangible assets in connection with these and other future potential acquisitions.

Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended December 31, 2014 was $4.4 million, a decrease of $0.1 million from $4.5 million for the three months ended December 31, 2013.
Income Tax Expense
Income tax expense for the three months ended December 31, 2014 was $4.3 million, a decrease of $10.0 million from $14.3 million for the three months ended December 31, 2013. The decrease in tax expense is primarily attributable to lower taxable income within PHSI in the current year compared to the prior year due to the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization and IPO for the three months ended December 31, 2013 and a discrete tax benefit of $1.1 million for the quarter ended December 31, 2014 related to the reinstatement of the federal research tax credit. Our effective tax rate inclusive of the discrete benefit was 6.1% for the three months ended December 31, 2014 and 21.7% for the three months ended December 31, 2013. The low effective tax rate for both periods is primarily attributable to the flow through of partnership income which is not subject to federal income taxes.
Income tax expense for the three months ended December 31, 2014 was $4.3 million, a decrease of $0.9 million, from $5.2 million of income tax expense on a non-GAAP pro forma basis, which reflects the impact of the Reorganization and IPO for the three months ended December 31, 2013. The decrease in tax expense is primarily attributable to lower taxable income and federal tax credits recorded in the current period in connection with reinstatement of the federal research tax credit. Our effective tax rate was 6.1% for the three months ended December 31, 2014 and 7.9% on a non-GAAP pro forma basis for the three months ended December 31, 2013. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income tax.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended December 31, 2014 was $56.5 million, an increase of $11.4 million, or 25%, from $45.1 million for the three months ended December 31, 2013, primarily as a result of increased net administrative fee revenue, product revenue growth, and growth in performance services revenue.
Non-GAAP Adjusted EBITDA

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$97,342	39%	$85,119	41%
Performance Services	23,189	9%	17,731	8%
Total Segment Adjusted EBITDA	120,531	48%	102,850	49%
Corporate	(21,723)	(8)%	(19,445)	(9)%
Total Adjusted EBITDA	$98,808	40%	$83,405	40%
Adjusted EBITDA for the three months ended December 31, 2014 was $98.8 million, an increase of $15.4 million, or 18%, from $83.4 million for the three months ended December 31, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $97.3 million for the three months ended December 31, 2014 reflects an increase of $12.2 million, or 14%, compared to $85.1 million for the three months ended December 31, 2013, primarily as a result of increased net administrative fees revenue, and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $23.2 million for the three months ended December 31, 2014 reflects an increase of approximately $5.5 million, or 31%, compared to $17.7 million for the three months ended December 31, 2013, as a result of the sale of new SaaS informatics products, effective management of operating expenses, and increased subscription and license revenue, partially offset by increased operating expenses, related to our recent Aperek and TheraDoc acquisitions.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
The following table summarizes our actual results of operations for Premier for the six months ended December 31, 2014 and 2013 and the non-GAAP pro forma consolidated results of operations for Premier for the six months ended December 31, 2013 (in thousands):

	Six Months Ended December 31,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$219,198	46%	$245,706	55%	$(41,263)	(1)	$204,443	50%
Other services and support	129,295	27%	111,449	25%	—		111,449	27%
Services	348,493	73%	357,155	79%	(41,263)		315,892	77%
Products	130,260	27%	92,330	21%	—		92,330	23%
Net revenue	478,753	100%	449,485	100%	(41,263)		408,222	100%
Cost of revenue:
Services	68,040	14%	56,505	12%	—		56,505	14%
Products	116,513	25%	83,758	19%	—		83,758	20%
Cost of revenue	184,553	39%	140,263	31%	—		140,263	34%
Gross profit	294,200	61%	309,222	69%	(41,263)		267,959	66%
Operating expenses:
Selling, general and administrative	156,557	33%	135,769	31%	—		135,769	33%
Research and development	1,789	—%	1,894	—%	—		1,894	1%
Amortization of purchased intangible assets	4,044	1%	1,356	—%	—		1,356	—%
Total operating expenses	162,390	34%	139,019	31%	—		139,019	34%
Operating income	131,810	27%	170,203	38%	(41,263)		128,940	32%
Other income, net	8,966	2%	8,850	2%	—		8,850	2%
Income before income taxes	140,776	29%	179,053	40%	(41,263)		137,790	34%
Income tax expense	10,081	2%	15,048	4%	(3,112)	(2)	11,936	3%
Net income	130,695	27%	164,005	36%	(38,151)		125,854	31%
Net (income) loss attributable to noncontrolling interest in S2S Global	(1,584)	—%	53	—%	—		53	—%
Net income attributable to noncontrolling interest in Premier LP	(110,567)	(23)%	(158,130)	(35)%	57,691	(3)	(100,439)	(25)%
Net income attributable to noncontrolling interest	(112,151)	(23)%	(158,077)	(35)%	57,691		(100,386)	(25)%
Net income attributable to shareholders	$18,544	4%	$5,928	1%	$19,540		$25,468	6%
Adjustment of redeemable limited partners' capital to redemption amount	$(424,907)	nm	$(3,719,812)	nm	$—		$(3,719,812)	nm
Net loss attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(406,363)	nm	$(3,713,884)	nm	nm		$(3,694,344)	nm
Adjusted EBITDA (4)	$189,326	40%	$207,739	46%	na		$166,476	41%
Adjusted Fully Distributed Net Income (5)	$99,895	21%	na	na	na		$89,531	22%
nm = Not meaningful
na = Not applicable
(1)    Represents the impact related to the change in revenue share described above.
(2)    Represents the income tax impact of the Reorganization effective October 1, 2013.
(3)    Represents the decrease in noncontrolling interest in Premier LP from 99% to approximately 78%.

(4)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Six Months Ended December 31,
	2014	2013
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$130,695	$164,005	$(38,151)	$125,854
Interest and investment income, net (b)	(313)	(241)	—	(241)
Income tax expense	10,081	15,048	(3,112)	11,936
Depreciation and amortization	21,570	17,556	—	17,556
Amortization of purchased intangible assets	4,044	1,356	—	1,356
EBITDA	166,077	197,724	(41,263)	156,461
Stock-based compensation	13,844	6,819	—	6,819
Acquisition related expenses (c)	3,545	319	—	319
Strategic and financial restructuring expenses (d)	1,279	2,881	—	2,881
Adjustment to tax receivable agreement liability (e)	(1,073)	—	—	—
Other income, net (f)	(7)	(4)	—	(4)
Acquisition related adjustment - deferred revenue (g)	5,661	—	—	—
Adjusted EBITDA	$189,326	$207,739	$(41,263)	$166,476

Segment Adjusted EBITDA:
Supply Chain Services	$188,610	$210,599	$(41,263)	$169,336
Performance Services	41,551	34,060	—	34,060
Corporate (h)	(40,835)	(36,920)	—	(36,920)
Adjusted EBITDA	189,326	207,739	(41,263)	166,476
Depreciation and amortization	(21,570)	(17,556)	—	(17,556)
Amortization of purchased intangible assets	(4,044)	(1,356)	—	(1,356)
Stock-based compensation	(13,844)	(6,819)	—	(6,819)
Acquisition related expenses (c)	(3,545)	(319)	—	(319)
Strategic and financial restructuring expenses (d)	(1,279)	(2,881)	—	(2,881)
Adjustment to tax receivable agreement liability (e)	1,073	—	—	—
Acquisition related adjustment - deferred revenue (g)	(5,661)	—	—	—
Equity in net income of unconsolidated affiliates	(9,615)	(8,605)	—	(8,605)
Deferred compensation plan expense	969	—	—	—
Operating income	131,810	170,203	(41,263)	128,940
Equity in net income of unconsolidated affiliates	9,615	8,605	—	8,605
Interest and investment income, net (b)	313	241	—	241
Other (expense) income, net (f)	(962)	4	—	4
Income before income taxes	140,776	179,053	(41,263)	137,790

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income, net and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the six months ended December 31, 2014, strategic and financial restructuring expenses were incurred in connection with the company directed offering related to the quarterly exchange pursuant to the Exchange Agreement. During the six months ended December 31, 2013, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(e)	Represents adjustment to tax receivable agreement liability due to impact of departing member owners during the six months ended December 31, 2014.

(f)	Represents gains and losses on investments and other assets.

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

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(5)	The table that follows shows the reconciliation of net income attributable to shareholders to non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Six Months Ended December 31,
	2014	2013
Net income attributable to shareholders	$18,544	$5,928
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	10,081	15,048
Stock-based compensation	13,844	6,819
Acquisition related expenses (a)	3,545	319
Strategic and financial restructuring expenses (b)	1,279	2,881
Adjustment to tax receivable agreement liability (c)	(1,073)	—
Acquisition related adjustment - deferred revenue (d)	5,661	—
Amortization of purchased intangible assets	4,044	1,356
Net income attributable to noncontrolling interest in Premier LP (e)	110,567	158,130
Non-GAAP pro forma fully adjusted distributed income before income taxes	166,492	149,218
Income tax expense on fully distributed income before income taxes (f)	66,597	59,687
Non-GAAP Pro Forma Adjusted Fully Distributed Net Income	$99,895	$89,531

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the six months ended December 31, 2014, strategic and financial restructuring expenses were incurred in connection with the company directed offering related to the quarterly exchange pursuant to the Exchange Agreement. During the six months ended December 31, 2013, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents adjustment to tax receivable agreement liability due to impact of departing member owners during the six months ended December 31, 2014.

(d)
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

(e)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(f)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP pro forma Adjusted Fully Distributed Net Income before income taxes.

Net Revenue
The following table summarizes our actual net revenue for the six months ended December 31, 2014 and 2013, respectively, and our non-GAAP pro forma net revenue for the six months ended December 31, 2013, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$219,198	46%	$245,706	55%	$(41,263)	(a)	$204,443	50%
Other services and support	452	—%	307	—%	—		307	—%
Services	219,650	46%	246,013	55%	(41,263)		204,750	50%
Products	130,260	27%	92,330	20%	—		92,330	23%
Total Supply Chain Services	349,910	73%	338,343	75%	(41,263)		297,080	73%
Performance Services:
Other services and support	128,843	27%	111,142	25%	—		111,142	27%
Total net revenue	$478,753	100%	$449,485	100%	$(41,263)		$408,222	100%
(a)    Represents the impact related to the change in revenue share.
Total net revenue for the six months ended December 31, 2014 was $478.8 million, an increase of $29.3 million, or 7%, from total net revenue of $449.5 million for the six months ended December 31, 2013 and an increase of $70.6 million, or 17%, from total non-GAAP pro forma net revenue of $408.2 million for the six months ended December 31, 2013. Our supply chain services net revenue was 73% of total net revenue for the six months ended December 31, 2014, compared to 75% of total net revenue and 73% of total non-GAAP pro forma net revenue for the six months ended December 31, 2013. The decline in our supply chain services revenue as a percentage of total net revenue is a result of increased revenue share paid to member owners following the Reorganization and IPO.
Supply Chain Services
Our supply chain services segment net revenue for the six months ended December 31, 2014 was $349.9 million, an increase of $11.6 million, or 3%, from supply chain services segment net revenue of $338.3 million and an increase of $52.8 million, or 18%, from non-GAAP pro forma supply chain services segment net revenue of $297.1 million for the six months ended December 31, 2013.
Net administrative fees revenue in our supply chain services segment for the six months ended December 31, 2014 was $219.2 million, a decrease of $26.5 million, or 11%, from $245.7 million for the six months ended December 31, 2013. The decrease in net administrative fees revenue is primarily due to the increase in revenue share of $44.3 million reflecting the 30% revenue share payable to member owners after the Reorganization on October 1, 2013, offset by the increased growth in member owner purchasing volume.
Net administrative fees revenue for the six months ended December 31, 2014 was $219.2 million, an increase of $14.8 million, or 7%, from non-GAAP pro forma net administrative fees revenue of $204.4 million for the six months ended December 31, 2013. The increase in net administrative fees revenue was primarily attributable to the impact of newer member conversion to our contract portfolio and benefits from increases in utilization trends, offset by the 30% revenue share to member owners after the Reorganization on October 1, 2013.
Product revenue in our supply chain services segment for the six months ended December 31, 2014 was $130.3 million, an increase of $38.0 million, or 41%, from $92.3 million for the six months ended December 31, 2013. Product revenue in our supply chain services segment increased for the six months ended December 31, 2014 due to $20.0 million of increased direct sourcing revenue and $17.9 million of increased specialty pharmacy revenue, as a result of ongoing expansion of member support for our direct sourcing offering and growth in our specialty pharmacy, including member growth as well as access to additional drug therapies entering the market. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.

Performance Services
Other services and support revenue in our performance services segment for the six months ended December 31, 2014 was $128.8 million, an increase of $17.7 million, or 16%, from $111.1 million for the six months ended December 31, 2013. The increase was primarily the result of growth in our SaaS subscription and license revenue of $14.0 million, including contributions from our recent acquisitions of TheraDoc and Aperek, with remaining growth primarily attributable to advisory services and performance improvement collaboratives. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. Non-GAAP pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Six Months Ended December 31,
	2014	2013
	Amount	Amount
Cost of revenue:
Products	$116,513	$83,758
Services	68,040	56,505
Total cost of revenue	$184,553	$140,263
Cost of revenue by segment:
Supply Chain Services	$117,281	$85,417
Performance Services	67,272	54,846
Total cost of revenue	$184,553	$140,263
Cost of revenue for the six months ended December 31, 2014 was $184.6 million, an increase of $44.3 million, or 32%, from $140.3 million for the six months ended December 31, 2013. Cost of product revenue increased by $32.8 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products and specialty pharmaceuticals to new and existing members. Cost of service revenue increased by $11.5 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisitions of Aperek and TheraDoc.
Cost of revenue for the supply chain services segment for the six months ended December 31, 2014 was $117.3 million, an increase of $31.9 million, or 37%, from $85.4 million for the six months ended December 31, 2013. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the six months ended December 31, 2014 was $67.3 million, an increase of $12.5 million, or 23%, from $54.8 million for the six months ended December 31, 2013. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.

Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Six Months Ended December 31,
	2014	2013
	Amount	Amount
Operating expenses:
Selling, general and administrative	$156,557	$135,769
Research and development	1,789	1,894
Amortization of purchased intangible assets	4,044	1,356
Total operating expenses	162,390	139,019
Operating expenses by segment:
Supply Chain Services	$54,551	$51,640
Performance Services	51,437	38,029
Total segment operating expenses	105,988	89,669
Corporate	56,402	49,350
Total operating expenses	$162,390	$139,019
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended December 31, 2014 were $156.6 million, an increase of $20.8 million, or 15%, from $135.8 million for the six months ended December 31, 2013. The increase was primarily attributable to increased salaries and benefits due to the recent acquisitions of TheraDoc and Aperek as well as increased professional services fees and costs associated with being a newer public company. The increase is also the result of $7.0 million of increased stock-based compensation expense, as a result of six months of stock-based compensation expense for the six months ended December 31, 2014 as compared to only three months of stock-based compensation expense for the six months ended December 31, 2013. In addition, we recognized $3.2 million of increased acquisition-related expenses and $1.1 million related to the adjustment to the tax receivable agreement liability during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and continue to operate as a newer public company.
Research and Development
Research and development expenses for the six months ended December 31, 2014 were $1.8 million, a decrease of $0.1 million, or 5%, from $1.9 million for the six months ended December 31, 2013. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the six months ended December 31, 2014 was $4.0 million, an increase of $2.6 million, or 186%, from $1.4 million for the six months ended December 31, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in our recent acquisitions. As we execute on our growth strategy and deploy capital from our IPO, including capital deployed for our recent Aperek and TheraDoc acquisitions, we expect further increases in amortization of purchased intangible assets in connection with these and other future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the six months ended December 31, 2014 was $9.0 million, an increase of $0.1 million from $8.9 million for the six months ended December 31, 2013.

Income Tax Expense
Income tax expense for the six months ended December 31, 2014 was $10.1 million, a decrease of $4.9 million from $15.0 million for the six months ended December 31, 2013. Tax expense for the six months ended December 31, 2014 includes the recognition of a discrete benefit of $1.1 million related to the reinstatement of the federal research credit for the prior period ended June 30, 2014. The tax expense for the period ended December 31, 2013 included tax expense recorded on the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization and IPO. Our effective tax rate was 7.2% for the six months ended December 31, 2014 and 8.4% for the six months ended December 31, 2013. The low effective tax rate for both periods is primarily attributable to the flow through of partnership income which is not subject to federal income taxes, with the increase primarily attributed to the Reorganization and IPO and additional income subject to tax.
Income tax expense for the six months ended December 31, 2014 was $10.1 million, a decrease of $1.8 million, from $11.9 million of income tax expense on a non-GAAP pro forma basis, which reflects the impact of the Reorganization and IPO for the six months ended December 31, 2013. The decrease in tax expense is primarily attributable to lower taxable income within our taxable corporations. Our effective tax rate was 7.2% for the six months ended December 31, 2014 and 8.7% on a non-GAAP pro forma basis for the six months ended December 31, 2013. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income tax.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the six months ended December 31, 2014 was $112.2 million, a decrease of $45.9 million, or 29%, from $158.1 million for the six months ended December 31, 2013, primarily as a result of the change in ownership of the limited partners from 99% to 74% in connection with the Reorganization and IPO and subsequent October 31, 2014 quarterly exchange pursuant to the Exchange Agreement. Net income attributable to noncontrolling interest was $112.2 million for the six months ended December 31, 2014, an increase of $11.8 million, or 12%, from $100.4 million on a non-GAAP pro forma basis for the six months ended December 31, 2013.
Non-GAAP Adjusted EBITDA

	Six Months Ended December 31,
	2014		2013
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$188,610	39%	$210,599	47%	$(41,263)	(a)	$169,336	42%
Performance Services	41,551	9%	34,060	7%	—		34,060	8%
Total Segment Adjusted EBITDA	230,161	48%	244,659	54%	(41,263)		203,396	50%
Corporate	(40,835)	(8)%	(36,920)	(8)%	—		(36,920)	(9)%
Total Adjusted EBITDA	$189,326	40%	$207,739	46%	$(41,263)		$166,476	41%
(a)    Represents the impact related to the change in revenue share.
Adjusted EBITDA for the six months ended December 31, 2014 was $189.3 million, a decrease of $18.4 million, or 9%, from $207.7 million for the six months ended December 31, 2013. Adjusted EBITDA for the six months ended December 31, 2014 was $189.3 million, an increase of $22.8 million, or 14%, from non-GAAP pro forma Adjusted EBITDA of $166.5 million for the six months ended December 31, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $188.6 million for the six months ended December 31, 2014 reflects a decrease of $22.0 million, or 10%, compared to $210.6 million for the six months ended December 31, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Segment Adjusted EBITDA for the supply chain services segment of $188.6 million for the six months ended December 31, 2014 reflects an increase of $19.3 million, or 11%, compared to non-GAAP pro forma Segment Adjusted EBITDA of $169.3 million for the six months ended December 31, 2013, primarily as a result of increased net administrative fees revenue and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $41.6 million for the six months ended December 31, 2014 reflects an increase of approximately $7.5 million, or 22%, compared to $34.1 million for the six months ended December 31, 2013, as a result of the sale of new SaaS informatics products, effective management of operating expenses, and increased subscription and license revenue, partially offset by increased operating expenses, related to our recent Aperek and TheraDoc acquisitions.

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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under our IPO Prospectus, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, we could remain an "emerging growth company" until as late as June 30, 2019.
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
There have been no material changes to the Company's significant accounting policies as described in the Company's 2014 Annual Report.
New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2018.

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

As of December 31, 2014 and June 30, 2014, we had cash and cash equivalents totaling $129.6 million and $131.8 million, respectively, and marketable securities with maturities ranging from three months to two years totaling $339.9 million and $408.6 million, respectively. For the six months ended December 31, 2014, we financed our ongoing operations primarily through internally generated cash flows.
As of December 31, 2014, there were no outstanding borrowings under the Credit Agreement (see Note 6 - Lines of Credit to the unaudited consolidated financial statements for more information).
It is our intent to retain a significantly greater portion of our earnings following the Reorganization to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect earnings, the remaining proceeds from the IPO and occasional credit line borrowings to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of a portion of the proceeds from the IPO, and potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Six months ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$153,715	$198,518
Investing activities	(110,817)	(249,076)
Financing activities	(45,068)	10,321
Net decrease in cash	$(2,170)	$(40,237)
Discussion of cash flows for the six months ended December 31, 2014 and 2013
Net cash provided by operating activities was $153.7 million for the six months ended December 31, 2014, a decrease of $44.8 million compared to $198.5 million for the six months ended December 31, 2013. Operating cash flows decreased primarily due to lower net income related to the change in revenue share as a result of the Reorganization and IPO as well as working capital changes.
Net cash used in investing activities was $110.8 million for the six months ended December 31, 2014 compared to net cash used in investing activities of $249.1 million for the six months ended December 31, 2013. Our investing activities for the six months ended December 31, 2014 primarily consisted of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million and (ii) capital expenditures of $32.4 million for property and equipment, partially offset by (i) net proceeds from the sale of marketable securities of $67.2 million and (ii) distributions from Innovatix of $10.1 million. Our investing activities for the six months ended December 31, 2013 primarily consisted of (i) the net purchases of marketable securities of $193.4 million due to a decision to invest the proceeds from the IPO in longer term marketable securities, (ii) the acquisitions of SYMMEDRx and Meddius, net of cash acquired, for a total of $36.4 million and (iii) capital expenditures of $26.0 million for property and equipment, partially offset by distributions from Innovatix of $6.8 million.
Net cash used in financing activities was $45.1 million for the six months ended December 31, 2014 compared to net cash provided by financing activities of $10.3 million for the six months ended December 31, 2013. Our financing activities for the six months ended December 31, 2014 primarily included (i) net cash payments to Premier LP limited partners of $45.1 million and (ii) payments made on notes payable of $0.7 million, partially offset by borrowings on S2S Global's revolving line of credit. Our financing activities for the six months ended December 31, 2013 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $65.2 million from borrowings on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, partially offset by (i) net cash payments to Premier LP limited partners of $281.0 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $1.9 million.

Discussion of Free Cash Flow
A summary of Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended December 31, (a)
	2014	2013

Net cash provided by operating activities	$107,842	$131,726
Purchases of property and equipment	(18,051)	(13,720)
Distributions to limited partners	(22,691)	(72,645)
Non-GAAP Free Cash Flow	$67,100	$45,361

(a)
Due to the impact of the Reorganization and IPO on the comparability of free cash flows for the six months ended December 31, 2014 and 2013, only free cash flows for the three months ended December 31, 2014 and 2013 are reflected above.

Free Cash Flow for the three months ended December 31, 2014 was $67.1 million, compared with $45.4 million for the three months ended December 31, 2013. The increase in Free Cash Flow is primarily the result of strong performance in our Supply Chain Services segment as well as certain improvements in working capital, partially offset by an increase in purchases of property and equipment. The decrease in distributions to limited partners was offset by a corresponding change in revenue share obligations.
Contractual Obligations
Notes Payable

At December 31, 2014, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancellable office space lease agreements.

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

The Credit Agreement permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2014, the interest rate for three-month Eurodollar Rate Loans was 1.381% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At December 31, 2014, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at December 31, 2014. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the administrative agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of December 31, 2014, we had no outstanding borrowings under the Credit Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to the 2014 Annual Report. See also, Note 6 - Lines of Credit to our unaudited consolidated financial statements contained in this Quarterly Report.

S2S Global Revolving Line of Credit

On August 17, 2012, S2S Global obtained a revolving line of credit with a one-year term for up to $10.0 million with an interest rate which is generally the prime rate plus 0.25% or LIBOR plus 1.25%, as elected by S2S Global, which replaced its revolving line of credit from the prior year. This revolving line of credit is guaranteed by Premier LP and PSCI and is secured by substantially all of the assets of S2S Global. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. On November 18, 2014, S2S Global further amended its revolving line of credit to extend the maturity date to February 16, 2015.

On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global. As such, the Company expects to repay the balance outstanding under the S2S Global line of credit and terminate the S2S Global line of credit prior to its February 16, 2015 maturity date. See also, Note 19 - Subsequent Events to our unaudited consolidated financial statements contained in this Quarterly Report.

The S2S Global revolving line of credit has customary covenants, which include, but are not limited to those regarding: the use of proceeds, provision of financial information, restriction on other debts and liens, maintenance of assets, investments, taxes, nature of business, mergers, transactions with affiliates, restricted payments, insurance and compliance with laws. S2S Global was in compliance with all such covenants at December 31, 2014. The amended revolving line of credit has a maturity date of February 16, 2015. The unused commitment fee on the revolving line of credit is 0.225% per annum.

At December 31, 2014 and June 30, 2014, S2S Global had $14.0 million and $13.7 million, respectively, outstanding on the revolving line of credit.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended December 31, 2014, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2014 Annual Report.
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

PREMIER, INC.

Date: February 10, 2015	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
10.1
The Premier, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Premier, Inc.’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2014 - Commission File No. 001-36092)+

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.