Form 10-Q
period 2015-03-31
Premier, Inc.
filed 2015-05-12
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 8, 2015, there were 37,662,210 shares of the registrant's Class A common stock, par value $0.01 per share, and 106,382,552 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

EXPLANATORY NOTE
This report represents the quarterly report for the quarter ended March 31, 2015 for Premier, Inc. (this "Quarterly Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock, par value $0.01 per share (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Quarterly Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization" (and, collectively with the IPO, "the Reorganization and IPO"), occurred pursuant to which Premier GP became the general partner of Premier LP. Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.", became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc. ("PSCI"), a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services business, historically conducted all of our business. Upon the consummation of the Reorganization and IPO, our assets and business operations were substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and IPO, and we conduct all of our business through Premier LP and its subsidiaries.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Premier to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to Premier's beliefs and expectations regarding future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Premier's control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to: competition which could limit Premier’s ability to maintain or expand market share within its industry, consolidation in the healthcare industry, potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected, the terminability of member participation in Premier's GPO programs with limited or no notice, the impact of Premier's business strategy that involves reducing the prices for products and services in its supply chain services segment, the rate at which the markets for Premier's non-GPO services and products develop, the dependency of Premier's members on payments from third-party payors, Premier's reliance on administrative fees which it receives from GPO suppliers, Premier's ability to maintain third-party provider and strategic alliances or enter into new alliances, Premier's ability to offer new and innovative products and services, the portion of revenues Premier receives from its largest members, risks and expenses related to future acquisition opportunities and integration of acquisitions, potential litigation, Premier's reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users, data loss or corruption due to failures or errors in Premier's systems and service disruptions at its data centers, breaches or failures of Premier's security measures, the financial and reputational consequences of cyber-attacks or other data security breaches that disrupt Premier's operations or result in the dissemination of proprietary or confidential information about Premier or its members or other third parties, Premier's ability to use, disclose, de-identify or license data and to integrate third-party technologies, Premier's reliance on partners and other third parties, Premier's use of "open source" software, changes in industry pricing benchmarks, any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, Premier's ability to maintain and expand its existing base of drugs in its specialty pharmacy, Premier's dependency on contract manufacturing facilities located in various parts of the world, Premier's ability to attract, hire, integrate and retain key personnel, adequate protection of Premier's intellectual property, any alleged infringement, misappropriation or violation of third-party proprietary rights, potential sales and use tax liability in certain jurisdictions, Premier's future indebtedness and its ability to obtain additional financing, fluctuation of Premier's cash flows, quarterly revenues and results of operations, changes in the political, economic or healthcare regulatory environment, Premier's compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, interpretation and enforcement of current or future antitrust laws and regulations, potential healthcare reform and new regulatory requirements placed on Premier's software, services and content, compliance with federal and state privacy, security and breach notification laws, product safety concerns and regulation, Premier's holding company structure, different interests among Premier's member owners or between Premier's member owners and itself, Premier's ability to effectively deploy the net proceeds from future issuances of Premier's equity or debt securities, the ability of Premier member owners to exercise significant control over it, including through the election of all of Premier's directors, Premier's status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules, the terms of agreements between Premier and its member owners, payments made under the tax receivable agreement to Premier LP's limited partners, Premier's ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners, changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income, the dilutive effect of Premier LP's issuance of additional units or future issuances by Premier of common stock and/or preferred stock, provisions in Premier's certificate of incorporation and bylaws and the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement") and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of Premier, any determination that Premier, Inc. is an investment company, the requirements of being a public company, Premier's inexperience and limited operating history as a publicly-traded company, failure to establish and maintain an effective system of internal controls, the impact of reduced disclosure requirements applicable to emerging growth companies, Premier's smaller public float, any downgrade in securities or industry analysts' recommendations about Premier's business or Class A common stock, the volatility of Premier's Class A common stock price, the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances, Premier's intention not to pay cash dividends on its Class A common stock, possible future issuances of debt securities, and the risk factors discussed under the heading "Risk Factors" in the 2014 Annual Report.
More information on potential factors that could affect Premier's financial results is included from time to time in the "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of

Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and Premier's other periodic and current filings made from time to time with the SEC, and which are available on Premier's website at http://investors.premierinc.com/. You should not place undue reliance on any of Premier's forward-looking statements which speak only as of the date they are made. Premier undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, Premier cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014

Assets
Cash and cash equivalents	$155,636	$131,786
Marketable securities	192,752	159,820
Accounts receivable (net of $1,109 and $1,054 allowance for doubtful accounts, respectively)	101,165	67,577
Inventories - finished goods	29,858	20,823
Prepaid expenses and other current assets	32,039	31,175
Due from related parties	712	1,228
Deferred tax assets	13,055	9,647
Total current assets	525,217	422,056
Property and equipment (net of $219,517 and $186,582 accumulated depreciation, respectively)	152,972	134,551
Restricted cash	5,000	5,000
Marketable securities	154,944	248,799
Deferred tax assets	348,564	286,936
Goodwill	213,849	94,451
Intangible assets (net of $26,898 and $20,302 accumulated amortization, respectively)	41,209	10,855
Other assets	46,778	44,008
Total assets	$1,488,533	$1,246,656

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$30,514	$28,007
Accrued expenses	40,930	25,536
Revenue share obligations	56,076	56,531
Limited partners' distribution payable	23,398	22,351
Accrued compensation and benefits	45,235	46,713
Deferred revenue	32,274	15,694
Current portion of tax receivable agreement	10,940	11,035
Current portion of notes payable and line of credit	4,393	17,696
Other current liabilities	2,719	319
Total current liabilities	246,479	223,882
Notes payable, less current portion	15,970	16,051
Tax receivable agreement, less current portion	233,564	181,256
Deferred compensation plan obligations	36,031	32,872
Deferred rent	16,047	15,960
Other long-term liabilities	4,506	2,272
Total liabilities	552,597	472,293
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	3,995,025	3,244,674
Stockholders' deficit:
Series A Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 37,376,985 and 32,375,390 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	374	324
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 106,658,535 and 112,510,905 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,059,480)	(2,469,873)
Accumulated other comprehensive income	17	43
Noncontrolling interest	—	(805)
Total stockholders' deficit	(3,059,089)	(2,470,311)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,488,533	$1,246,656
See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue:
Net administrative fees	$117,959	$108,087	$337,157	$353,793
Other services and support	70,326	58,819	199,621	170,268
Services	188,285	166,906	536,778	524,061
Products	73,438	58,692	203,698	151,022
Net revenue	261,723	225,598	740,476	675,083
Cost of revenue:
Services	36,026	28,382	104,066	84,887
Products	66,789	52,742	183,302	136,500
Cost of revenue	102,815	81,124	287,368	221,387
Gross profit	158,908	144,474	453,108	453,696
Operating expenses:
Selling, general and administrative	86,847	73,327	243,404	209,096
Research and development	596	820	2,385	2,714
Amortization of purchased intangible assets	2,554	802	6,598	2,158
Total operating expenses	89,997	74,949	252,387	213,968
Operating income	68,911	69,525	200,721	239,728
Equity in net income of unconsolidated affiliates	5,197	3,566	14,812	12,171
Interest and investment income, net	204	400	517	641
(Loss) gain on investment	(1,000)	37,850	(1,000)	37,850
Other income (expense), net	743	52	(219)	56
Other income, net	5,144	41,868	14,110	50,718
Income before income taxes	74,055	111,393	214,831	290,446
Income tax expense	2,026	9,413	12,107	24,461
Net income	72,029	101,980	202,724	265,985
Net income attributable to noncontrolling interest in S2S Global	(252)	(530)	(1,836)	(477)
Net income attributable to noncontrolling interest in Premier LP	(59,568)	(87,925)	(170,135)	(246,055)
Net income attributable to noncontrolling interest	(59,820)	(88,455)	(171,971)	(246,532)
Net income attributable to shareholders	12,209	13,525	30,753	19,453
Adjustment of redeemable limited partners' capital to redemption amount	(387,062)	495,714	(811,969)	(3,224,098)
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(374,853)	$509,239	$(781,216)	$(3,204,645)

Weighted average shares outstanding:
Basic	37,316	32,375	35,066	23,394
Diluted	37,316	32,556	35,066	23,394

(Loss) earnings per share attributable to shareholders after adjustment to redeemable limited partners' capital to redemption amount:
Basic	$(10.05)	$15.73	$(22.28)	$(136.99)
Diluted	$(10.05)	$15.64	$(22.28)	$(136.99)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$72,029	$101,980	$202,724	$265,985
Net unrealized gain (loss) on marketable securities	218	161	(128)	104
Total comprehensive income	72,247	102,141	202,596	266,089
Less: Comprehensive income attributable to noncontrolling interest	(59,658)	(88,580)	(171,876)	(246,618)
Comprehensive income attributable to shareholders	$12,589	$13,561	$30,720	$19,471

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2015
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	32,375	$324	112,511	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partners	—	—	(910)	—	—	—	—	—	—
Reduction in tax receivable agreement liability related to departed member owners	—	—	—	—	1,580	—	—	—	1,580
Exchange of Class B common units for Class A common stock by member owners	4,942	50	(4,942)	—	164,605	—	—	—	164,655
Increase in deferred tax asset related to quarterly exchange by member owners	—	—	—	—	16,796	—	—	—	16,796
Issuance of Class A common stock under equity incentive plan	60	—	—	—	1,076	—	—	—	1,076
Stock-based compensation expense	—	—	—	—	21,129	—	—	—	21,129
Repurchase of vested restricted stock	—	—	—	—	(90)	—	—	—	(90)
Net income attributable to shareholders	—	—	—	—	—	30,753	—	—	30,753
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	1,836	—	1,836
Purchase of noncontrolling interest in S2S Global	—	—	—	—	(13,487)	—	(1,031)	—	(14,518)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(26)	(26)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(191,609)	(620,360)	—	—	(811,969)
Balance at March 31, 2015	37,377	$374	106,659	$—	$—	$(3,059,480)	$—	$17	$(3,059,089)

See accompanying notes to the unaudited consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities
Net income	$202,724	$265,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,705	29,110
Equity in net income of unconsolidated affiliates	(14,812)	(12,171)
Deferred taxes	(269)	2,833
Loss (gain) on investment	1,000	(37,850)
Stock-based compensation	21,129	13,118
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(23,645)	(15,050)
Other assets	(1,130)	(1,749)
Inventories	(9,035)	(6,539)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	35,670	51,265
Long-term liabilities	2,417	(8)
Other operating activities	1,821	(253)
Net cash provided by operating activities	255,575	288,691
Investing activities
Purchase of marketable securities	(239,782)	(369,122)
Proceeds from sale of marketable securities	298,757	71,459
Proceeds from sale of investment in Global Healthcare Exchange, LLC	—	37,850
Acquisition of SYMMEDRx, net of cash acquired	—	(28,690)
Acquisition of Meddius, L.L.C., net of owner note receivable	—	(7,737)
Acquisition of Aperek, net of cash acquired	(47,446)	—
Acquisition of TheraDoc, net of cash acquired	(108,561)	—
Purchase of noncontrolling interest in S2S Global	(14,518)	—
Distributions received on equity investment	13,900	10,650
Purchases of property and equipment	(51,064)	(39,842)
Other investing activities	(443)	—
Net cash used in investing activities	(149,157)	(325,432)
Financing activities
Payments made on notes payable	(1,046)	(5,121)
Proceeds from S2S Global revolving line of credit	1,007	6,000
Payments on S2S Global revolving line of credit	(14,715)	—
Proceeds from senior secured line of credit	—	60,000
Payments on senior secured line of credit	—	(60,000)
Proceeds from issuance of Class A common stock in connection with the IPO, net of underwriting fees and commissions	—	821,671
Payments made in connection with the IPO	—	(2,822)
Purchases of Class B common units from member owners	—	(543,857)
Proceeds from issuance of PHSI common stock	—	300
Proceeds from notes receivable from partners	—	12,706
Repurchase of restricted units	(90)	(4)
Proceeds from exercise of stock options under equity incentive plan	1,076	—
Distributions to limited partners of Premier LP	(68,800)	(298,388)
Net cash used in financing activities	(82,568)	(9,515)
Net increase (decrease) in cash and cash equivalents	23,850	(46,256)
Cash and cash equivalents at beginning of period	131,786	198,296
Cash and cash equivalents at end of period	$155,636	$152,040

Supplemental schedule of non-cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$—	$7,860
Payable to member owners incurred upon repurchase of ownership interest	$2,046	$1,652
Reduction in tax receivable agreement liability related to departed member owners	$1,580	$—
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$—	$28,009
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$4,884	$6,200
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$23,398	$21,352
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in-capital and accumulated deficit	$811,969	$3,224,098
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(164,655)	$—
Increase in additional paid-in-capital related to quarterly exchange by member owners	$16,796	$—
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$53,793	$—
Increase in deferred tax assets related to quarterly exchange by member owners	$70,589	$—
Increase in deferred tax assets and additional paid-in-capital related to the Reorganization	$—	$282,972
Increase in payables and decrease in additional paid-in-capital pursuant to the tax receivable agreements	$—	$186,077
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in-capital	$—	$2,822

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
Basis of Presentation and Consolidation
The Company, through its wholly owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 26% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 74% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income. During the nine months ended March 31, 2015, the member owners exchanged approximately 4% of their Class B common units and associated Class B common stock for Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the Reorganization and IPO. See Note 2 - Initial Public Offering and Reorganization for further information on the Exchange Agreement. As a result, at March 31, 2015, the member owners owned approximately 74% of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock, and the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges, owned approximately 26% of the Company's outstanding common stock.
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization" (and, collectively with the IPO, the "Reorganization and IPO"), Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes, and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 ("2014 Annual Report").

The Company has reclassified certain prior period amounts to be consistent with the current period presentation and corrected certain classification differences in both the consolidated statements of cash flows and consolidated statements of income. For the nine months ended March 31, 2014, the Company has presented $2.8 million in costs associated with the IPO as financing rather than operating activities in the consolidated statements of cash flows. Additionally, as discussed in Note 23 to the consolidated financial statements in the June 30, 2014 Form 10-K, the Company has corrected the adjustment of redeemable limited partners' capital to redemption amount by approximately $21.4 million for the three and nine months ended March 31, 2014, respectively, from $517.1 million and $(3,203) million, respectively, as reported in the prior period to $495.7 million and $(3,224) million, respectively, as reported herein, to correct an immaterial classification difference between redeemable limited partners' capital and (accumulated deficit) retained earnings. For the three months ended March 31, 2014, the adjustment decreased both basic and diluted net income per share attributable to shareholders by $.66 from $16.39 and $16.30, respectively, as reported in the prior period, to $15.73 and $15.64, respectively, as reported herein. For the nine months ended March 31, 2014, the adjustment increased both basic and diluted net loss per share attributable to shareholders by $.92 from $136.07 as reported in the prior period to $136.99 as reported herein.
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
(2) INITIAL PUBLIC OFFERING AND REORGANIZATION
Initial Public Offering
On October 1, 2013, Premier completed its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions, but before expenses.
Premier used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A common stock by the underwriters to Premier in connection with the IPO. All Class B common units purchased by Premier with the net proceeds from the IPO automatically converted to Class A common units, pursuant to the terms of the LP Agreement, and were contributed by Premier to Premier GP.
Reorganization
On October 1, 2013 (the "Effective Date"), Premier completed the Reorganization. In connection with the Reorganization and IPO, immediately following the Effective Date, all of Premier LP's limited partners that approved the Reorganization received an amount of Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Additionally, immediately following the Effective Date, all of the stockholders (consisting of member owners) of PHSI that approved the Reorganization contributed their PHSI common stock to Premier LP in exchange for additional Class B common units based on such stockholder's percentage interest in the fair market valuation of PHSI and Premier LP prior to the Reorganization. As a result of the foregoing contributions, PHSI became a wholly owned subsidiary of Premier LP.
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

LP Agreement
In connection with the Reorganization and IPO, pursuant to the LP Agreement, Premier GP became the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreement and (iii) meet its obligations to the member owners under the Exchange Agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
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
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier's member owners entered into a voting trust agreement (the "Voting Trust Agreement"), which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the Voting Trust Agreement, the member owners retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the Voting Trust Agreement, the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors and by a majority of the votes received by the trustee from the member owners for all other matters.
Exchange Agreement
In connection with the Reorganization and IPO, Premier, Premier LP and the member owners entered into the Exchange Agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the Exchange Agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's audit committee (or another committee of independent directors). This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier and the member owners entered into a registration rights agreement (the "Registration Rights Agreement") which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the Registration Rights Agreement, Premier filed with the SEC a resale shelf registration statement for resales from time to time of its Class A common stock issued to the member owners in exchange for their Class B common units pursuant to the Exchange Agreement, subject to various restrictions. The registration statement was declared effective by the SEC in November 2014. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier's election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier will either proceed with the company-directed underwritten public offering (such decision being in Premier's sole discretion) or notify the member owners that Premier will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier's Class A common stock, Premier may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The Registration Rights Agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
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
GPO Participation Agreement
In connection with the Reorganization and IPO, Premier's member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of its GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or member facilities, through Premier's GPO supplier contracts. In addition, Premier's two largest regional GPO member owners, which represented, in the aggregate, approximately 16% of Premier LP's gross administrative fees revenue for fiscal year 2014, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. Subject to certain termination rights, these GPO participation agreements will be for an initial five-year term, although Premier LP's two largest regional GPO member owners have entered into agreements with seven-year terms.
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

(3)
Premier LP has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the initial sale of Class B common units by PHSI and the member owners resulted in adjustments to the tax basis of the assets of Premier LP. These increases in tax basis increase (for tax purposes) the depreciation and amortization deductions by Premier LP, and therefore, reduce the amount of income tax that Premier would otherwise be required to pay in the future. In connection with the Reorganization and IPO, Premier has entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO, pursuant to which Premier agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the sale or exchange of Class B common units by the member owners. The unaudited adjustments give effect to the Section 754 election and the tax receivable agreement based on the following assumptions:

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

•
Premier LP's election under Section 754 of the Code was at the discretion of Premier LP and is not subject to review or approval by the IRS or other tax authorities. The computation of the adjustments resulting from the Section 754 election and Premier's tax liability is subject to audit by the IRS and other tax authorities in the same manner as all other items reported on income tax returns.

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
(3) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2014 Annual Report; however, given the Company's recent acquisition activity during the nine months ended March 31, 2015, the Company's significant accounting policy related to business combinations has been included below.

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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.

In April 2015, the FASB proposed a one-year deferral of the effective date for the new standard. If approved, the new standard would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities would be permitted. Under the proposal, the new standard would be effective for the Company for the fiscal year ending June 30, 2019.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. The Company will also evaluate the effect of any adopted deferral on its plans for adopting the new standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will need to provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2017.

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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.

The following tables present selected financial data for each of the Company's reportable segments (in thousands):

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Three Months Ended March 31, 2015
Supply Chain Services:
Net administrative fees	$117,959
Other services and support	740
Services	118,699
Products	73,438
Total Supply Chain Services	192,137	$101,600	$525	$478
Performance Services	69,586	26,166	12,238	15,812
Corporate	—	(24,021)	1,328	2,363
Total	$261,723	$103,745	$14,091	$18,653

Three Months Ended March 31, 2014
Supply Chain Services:
Net administrative fees	$108,087
Other services and support	197
Services	108,284
Products	58,692
Total Supply Chain Services	166,976	$91,477	$380	$1,098
Performance Services	58,622	20,307	8,622	12,267
Corporate	—	(20,479)	1,196	458
Total	$225,598	$91,305	$10,198	$13,823

	Net Revenue	Segment Adjusted EBITDA	Depreciation & Amortization Expense	Capital Expenditures
Nine Months Ended March 31, 2015
Supply Chain Services:
Net administrative fees	$337,157
Other services and support	1,192
Services	338,349
Products	203,698
Total Supply Chain Services	542,047	$290,210	$1,441	$1,342
Performance Services	198,429	67,717	34,451	45,143
Corporate	—	(64,856)	3,813	4,579
Total	$740,476	$293,071	$39,705	$51,064

Nine Months Ended March 31, 2014
Supply Chain Services:
Net administrative fees	$353,793
Other services and support	504
Services	354,297
Products	151,022
Total Supply Chain Services	505,319	$302,076	$1,087	$1,901
Performance Services	169,764	54,367	24,414	37,344
Corporate	—	(57,399)	3,609	597
Total	$675,083	$299,044	$29,110	$39,842

Total Assets
March 31, 2015
Supply Chain Services	$415,497
Performance Services	460,097
Corporate	612,939
Total	$1,488,533

June 30, 2014
Supply Chain Services	$373,746
Performance Services	266,567
Corporate	606,343
Total	$1,246,656

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Segment Adjusted EBITDA	$103,745	$91,305	$293,071	$299,044
Depreciation and amortization	(11,538)	(9,396)	(33,107)	(26,952)
Amortization of purchased intangible assets	(2,554)	(802)	(6,598)	(2,158)
Merger and acquisition related expenses (a)	(2,863)	(984)	(6,408)	(1,303)
Strategic and financial restructuring expenses (b)	(2)	(733)	(1,281)	(3,614)
Stock-based compensation expense	(7,285)	(6,299)	(21,129)	(13,118)
Adjustment to tax receivable agreement liability	(1,073)	—	—	—
Acquisition related adjustment - deferred revenue (c)	(3,563)	—	(9,224)	—
Equity in net income of unconsolidated affiliates (d)	(5,197)	(3,566)	(14,812)	(12,171)
Deferred compensation plan expense	(759)	—	209	—
Operating income	$68,911	$69,525	$200,721	$239,728
Equity in net income of unconsolidated affiliates (d)	5,197	3,566	14,812	12,171
Interest and investment income, net	204	400	517	641
(Loss) gain on investment	(1,000)	37,850	(1,000)	37,850
Other income (expense), net	743	52	(219)	56
Income before income taxes	$74,055	$111,393	$214,831	$290,446

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts and hardware systems support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(d)
Represents equity in net income of unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, LLC ("Innovatix"), a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade, all of which is included in the supply chain services segment.

(5) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Weighted Average Useful Life	March 31, 2015	June 30, 2014
Identifiable intangible assets acquired:
Technology	5.0 years	$45,087	$20,257
Member relationships	8.3 years	16,380	6,830
Non-compete agreements	3.0 years	80	80
Trade names	4.9 years	6,560	3,990
	5.8 years	68,107	31,157
Accumulated amortization		(26,898)	(20,302)
Total identifiable intangible assets acquired, net		$41,209	$10,855

The increase in technology, member relationships, and trade names intangible assets was due to acquisitions completed during the nine months ended March 31, 2015. Amortization expense of intangible assets totaled $2.6 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, and $6.6 million and $2.2 million for the nine months ended March 31, 2015 and 2014, respectively.
(6) LINES OF CREDIT
On June 24, 2014, Premier LP, along with its wholly owned subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP, and certain domestic subsidiaries of Premier GP, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”), Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Book Managers, entered into an unsecured Credit Agreement, dated as of June 24, 2014 (the “Credit Agreement”). The Credit Agreement has a maturity date of June 24, 2019.

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

The Credit Agreement permits the Company to prepay amounts outstanding without premium or penalty provided that Co-Borrowers are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2015, the interest rate for three-month Eurodollar Rate Loans was 1.396% and the interest rate for Base Rate Loans was 3.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At March 31, 2015, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the credit facility) of 3.00 to 1.00 at the end of every quarter. The Company was in compliance with all such covenants at March 31, 2015. The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the Administrative Agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. At March 31, 2015 and June 30, 2014, we had no outstanding borrowings under the Credit Agreement.

On August 17, 2012, SVS LLC d/b/a S2S Global ("S2S Global"), a direct sourcing business which the Company consolidates and of which at that time the Company owned 60% of the outstanding shares of common stock, obtained a revolving line of credit with a one-year term for up to $10.0 million at an interest rate which is generally the lower of LIBOR plus 1.25% or the Prime Rate plus 0.25%. On August 2, 2013, S2S Global renewed and amended its revolving line of credit to include a $15.0 million credit limit and a $5.0 million accordion feature. On January 30, 2014, S2S Global further amended its revolving line of credit to increase the credit limit to $20.0 million. On November 18, 2014, S2S Global further amended its revolving line of credit to extend the maturity date to February 16, 2015.

On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date.

At June 30, 2014, S2S Global had $13.7 million outstanding on the revolving line of credit. The amount due under the S2S Global line of credit for the year ended June 30, 2014 is included within the current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
(7) NOTES PAYABLE
At March 31, 2015 and June 30, 2014, the Company had $20.4 million and $20.0 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $4.4 million and $4.0 million, respectively, are included in current portion of notes payable and line of credit and $16.0 million and $15.8 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets at March 31, 2015 and June 30, 2014.
Principal payments of notes payable are as follows (in thousands):

Twelve Months Ending March 31,
2015	$4,393
2016	4,609
2017	8,122
2018	1,194
2019	2,046
Thereafter	—
Total principal payments	$20,364

(8) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Cash equivalents	$30,804	$30,804	$—	$—
Commercial paper	7,140	—	7,140	—
U.S. government debt securities	91,454	—	91,454	—
Corporate debt securities	185,262	—	185,262	—
Asset-backed securities	63,840	—	63,840	—
Deferred compensation plan assets	38,604	38,604	—	—
Total assets	$417,104	$69,408	$347,696	$—

June 30, 2014
Cash equivalents	$64,207	$64,207	$—	$—
Commercial paper	33,572	—	33,572	—
U.S. government debt securities	116,744	—	116,744	—
Corporate debt securities	166,452	—	166,452	—
Asset-backed securities	91,851		91,851	—
Deferred compensation plan assets	33,256	33,256	—	—
Total assets	$506,082	$97,463	$408,619	$—
Cash equivalents are included in cash and cash equivalents; corporate debt securities are included in marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($2.6 million and $0.3 million at March 31, 2015 and June 30, 2014, respectively) and other assets ($36.0 million and $32.9 million at March 31, 2015 and June 30, 2014, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's debt securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value (see Note 7 for more information) by approximately $0.6 million and $0.7 million at March 31, 2015 and June 30, 2014, respectively, based on an assumed market interest rate of 1.5% at both March 31, 2015 and June 30, 2014.

(9) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. At March 31, 2015, the Company was invested in securities with maturities ranging from three months to almost three years. The Company uses the specific-identification method to determine the cost of securities sold. Marketable securities, classified as available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2015
Commercial paper	$7,134	$6	$—	$7,140
U.S. government debt securities	91,413	51	(10)	91,454
Corporate debt securities	185,246	62	(46)	185,262
Asset-backed securities	63,840	17	(17)	63,840
	$347,633	$136	$(73)	$347,696
June 30, 2014
Commercial paper	$33,561	$12	$(1)	$33,572
U.S. government debt securities	116,620	124	—	116,744
Corporate debt securities	166,424	69	(41)	166,452
Asset-backed securities	91,824	34	(7)	91,851
	$408,429	$239	$(49)	$408,619
U.S. government debt securities, corporate debt securities and asset-backed securities are included in the current portion of marketable securities and the long-term portion of marketable securities in the accompanying consolidated balance sheets.
At March 31, 2015, marketable securities consist of the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$192,726	$192,752
Due after one year through five years	154,907	154,944
	347,633	347,696
(10) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at March 31, 2015 and June 30, 2014. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $7.9 million and $6.9 million at March 31, 2015 and June 30, 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income is $5.2 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, and $14.8 million and $12.2 million for the nine months ended March 31, 2015 and 2014, respectively, all of which is included in the supply chain services segment.

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
For the three months ended March 31, 2015 and 2014, the Company recorded tax expense on income before taxes of $2.0 million and $9.4 million, respectively, which equates to an effective tax rate of 2.7% and 8.5%, respectively. For the nine months ended March 31, 2015 and 2014, the Company recorded tax expense on income before taxes of $12.1 million and $24.5 million, respectively, which equates to an effective tax rate of 5.6% and 8.4%, respectively. For the three and nine months ended March 31, 2015 and 2014, the Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has decreased from the prior year due to lower taxable income and federal tax credits claimed in the current year related to the reinstatement of the federal research tax credit.
The Company has deferred tax assets of $361.6 million as of March 31, 2015, an increase of $65.0 million from $296.6 million as of June 30, 2014, which is primarily attributable to an additional deferred tax benefit of $70.6 million recorded in connection with basis differences in assets related to the quarterly exchange of member owner units pursuant to the Exchange Agreement that occurred through March 31, 2015, offset by deferred tax liabilities of $5.3 million recorded in connection with the acquisitions of Aperek and TheraDoc, with the remaining $0.3 million deferred tax benefit recorded in the ordinary course of business.

The Company has tax receivable agreement liabilities of $244.5 million as of March 31, 2015, representing 85% of the tax savings the Company expects to receive in connection with the Section 754 election, an increase of $52.2 million from the $192.3 million as of June 30, 2014. The Company recorded $53.8 million in tax receivable agreement liabilities due to the additional tax savings to be generated and paid out to the member owners pursuant to the tax receivable agreements in connection with the quarterly exchanges that occurred during the nine months ended March 31, 2015. During the nine months ended March 31, 2015, the Company recorded a $1.6 million reduction in the tax receivable agreement liabilities in connection with the departed member owners of Premier LP, which resulted in a $1.6 million increase in additional paid-in capital.

(12) REDEEMABLE LIMITED PARTNERS' CAPITAL
Prior to the Reorganization and IPO at June 30, 2013, redeemable limited partners' capital represented the limited partners' 99% ownership of Premier LP. Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partners' withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, at June 30, 2013, the redeemable limited partners' capital was classified as temporary equity in the mezzanine section of the consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
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
Redeemable limited partners' capital represents the member owners' 74% ownership of Premier LP at March 31, 2015. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration relating to the limited partners' exchange right cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the consolidated balance sheet at March 31, 2015. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount. The Company calculates the redemption amount as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2015, the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $812.0 million.
During the nine months ended March 31, 2015, the Company recorded a reduction of $164.7 million to redeemable limited partners' capital to reflect the exchange of 4,685,267 and 257,027 Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement on October 31, 2014 and February 2, 2015, respectively.

The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2014 to March 31, 2015 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	4,884	—	—	4,884
Redemption of limited partners	—	(2,046)	—	(2,046)
Net income attributable to Premier LP	—	170,135	—	170,135
Distributions to limited partners	—	(69,841)	—	(69,841)
Net unrealized loss on marketable securities	—	—	(95)	(95)
Exchange of Class B common units for Class A common stock by member owners	—	(164,655)	—	(164,655)
Adjustment to redemption amount	—	811,969	—	811,969
March 31, 2015	$(13,255)	$4,008,228	$52	$3,995,025
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2015.
During the nine months ended March 31, 2015, four limited partners withdrew from Premier LP. In connection with such withdrawals, the Company issued a total of $2.0 million in five-year, unsecured, non-interest bearing term promissory notes. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
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

Premier LP made a quarterly distribution on February 26, 2015 to its limited partners of $23.7 million, which is equal to Premier LP's total taxable income for the three months ended December 31, 2014 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable before May 30, 2015 (or prior to the 60th day after the end of the calendar quarter ended March 31, 2015), equal to Premier LP's total taxable income for the three months ended March 31, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $23.4 million at March 31, 2015 is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.
(13) STOCKHOLDERS' DEFICIT
As of March 31, 2015, there were 37,376,985 shares of the Company's Class A common stock, par value $0.01 per share, and 106,658,535 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
Holders of Class B common stock are (i) entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and (ii) not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, other than dividends payable in shares of Premier's common stock. Pursuant to the Voting Trust Agreement, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
(14) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share of Premier is computed by dividing net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount reflects the adjustment to net income attributable to shareholders for the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.

The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015 (c)	2014 (c)	2015 (c)	2014 (d)
Numerator for Basic and Diluted Earnings (Loss) Per Share:
Net (loss) income attributable to shareholders after adjustment of redeemable limited partners' capital to redemption amount	$(374,853)	$509,239	$(781,216)	$(3,204,645)
Denominator for basic earnings (loss) per share weighted average shares (a)	37,316	32,375	35,066	23,394

Effect of dilutive securities: (b)
Stock options	—	181	—	—
Restricted stock units	—	—	—	—
Performance share awards	—	—	—	—

Denominator for diluted earnings (loss) per share-adjusted:
Weighted average shares and assumed conversions	37,316	32,556	35,066	23,394

Basic (loss) earnings per share	$(10.05)	$15.73	$(22.28)	$(136.99)

Diluted (loss) earnings per share	$(10.05)	$15.64	$(22.28)	$(136.99)

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the three and nine months ended March 31, 2015 and 2014.

(b)
For the three and nine months ended March 31, 2015, the effect of 151, 380 and 617 stock options, restricted stock units, and performance share awards, respectively, and 4, 319, and 522 stock options, restricted stock units, and performance share awards, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Additionally, the effect of 100 restricted stock units for the nine months ended March 31, 2014 were also excluded from the diluted weighted average shares outstanding due to the net loss sustained for the period. Further, the 106,659 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because inclusion thereof would have been anti-dilutive for the periods presented.

(c)	The weighted average shares calculation is based on the Premier, Inc. common shares outstanding for the three months ended March 31, 2015 and 2014 and the nine months ended March 31, 2015.

(d)
The weighted average shares calculation is based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to March 31, 2014.

As a result of the consummation of the Reorganization and IPO, effective October 1, 2013, income (loss) per share is not comparable for all periods presented. In addition, income (loss) per share for the three months ended March 31, 2015 may not be indicative of prospective earnings per share information.
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
On February 2, 2015, in connection with the January 31, 2015 quarterly exchange, pursuant to the terms of the Exchange Agreement, the Company issued 257,027 shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP. Further, in connection with the exchange of Class B common units by member owners,

257,027 shares of the Company’s Class B common stock were surrendered by member owners and retired by the Company. As of February 2, 2015, there were 37,353,364 shares of Class A common stock of the Company outstanding and 106,658,535 shares of Class B common stock of the Company outstanding.
On April 30, 2015, pursuant to the terms of the Exchange Agreement, the Company issued 275,983 shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP, pursuant to the terms of the Exchange Agreement. Further, in connection with the exchange of Class B common units by member owners, 275,983 shares of the Company's Class B common stock were surrendered by member owners and retired by the Company. Upon completion of the April 30, 2015 exchange, there were 37,662,059 shares of Class A common stock of the Company outstanding and 106,382,552 shares of Class B common stock of the Company outstanding.
(15) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $7.3 million and $21.1 million, respectively, for the three and nine months ended March 31, 2015, with a resulting deferred tax benefit of $2.8 million and $8.0 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes. Pre-tax stock-based compensation expense was $6.3 million and $13.1 million, respectively, for the three and nine months ended March 31, 2014, with a resulting deferred tax benefit of $2.4 million and $5.0 million, respectively.
At March 31, 2015, there was $45.6 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.68 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of March 31, 2015, there were 6,705,954 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock Units. Restricted stock unit awards issued and outstanding generally vest over a three-year period. The following table includes information related to restricted stock unit awards for the nine months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	717,304	$27.29
Granted	158,794	$31.80
Vested	(22,426)	$28.17
Forfeited	(27,461)	$27.61
Outstanding at March 31, 2015	826,211	$28.12

Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the nine months ended March 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	827,174	$27.00
Granted	274,863	$31.67
Vested	—	$—
Forfeited	(10,595)	$28.21
Outstanding at March 31, 2015	1,091,442	$28.17
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the nine months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2014	2,047,484	$27.00
Granted	649,556	$31.68
Exercised	(39,835)	$27.00
Forfeited	(17,013)	$28.72
Outstanding at March 31, 2015	2,640,192	$28.14

Outstanding and exercisable at March 31, 2015	651,507	$27.00
The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

For options granted during the nine months ended:	March 31, 2015	March 31, 2014
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	36.20% - 39.50%	42.00%
Risk-free interest rate (4)	1.66% - 1.84%	1.71%
Weighted average option grant date fair value	$12.82 - $13.77	$11.46
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

(16) RELATED PARTY TRANSACTIONS
GYNHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of March 31, 2015. Net administrative fees revenue recorded with GNYHA and its member organizations was $14.6 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively, and $44.2 million and $46.2 million for the nine months ended March 31, 2015 and 2014, respectively. As a result of the Reorganization and IPO, the Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contract. Approximately $6.2 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at March 31, 2015. Of the $23.4 million limited partners' distribution payable in the accompanying consolidated balance sheets as of March 31, 2015, $2.9 million is payable to GNYHA and its member organizations. In addition, $10.7 million and $4.0 million was recorded during the three months ended March 31, 2015 and 2014, respectively, and $23.2 million and $9.7 million was recorded during the nine months ended March 31, 2015 and 2014, respectively, for services and support revenue. The increase in services and support revenue is primarily attributable to the increased participation by GNYHA and its member organizations in the Company's specialty pharmacy program. Receivables from GNYHA, included in due from related party in the accompanying consolidated balance sheets, were $0.3 million and $0.6 million as of March 31, 2015 and June 30, 2014, respectively.
The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income is $5.2 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, and $14.8 million and $12.2 million for the nine months ended March 31, 2015 and 2014, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $9.5 million and $8.6 million for the three months ended March 31, 2015 and 2014, respectively, and $27.4 million and $25.3 million for the nine months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and June 30, 2014, the Company had revenue share obligations to Innovatix of $3.0 million and $3.7 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $1.3 million and $3.6 million for the three and nine months ended March 31, 2015 and 2014, respectively, and annual incentive management fees of $0.1 million for the three months ended March 31, 2015 and 2014 and $0.5 million and $0.4 million for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and June 30, 2014, $0.4 million and $0.6 million of receivables from AEIX are included in due from related parties in the accompanying consolidated balance sheets.
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

Acquisition of Noncontrolling Interest in S2S Global
On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global for approximately $14.5 million. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date. The Company utilized available funds on hand to complete the acquisition and pay-off the S2S Global line of credit.
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
As of March 31, 2015, we were controlled by 176 U.S. hospitals, health systems and other healthcare organizations, that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. As of March 31, 2015, Class B common stock and Class A common stock represented approximately 74% and 26%, respectively, of our outstanding common stock. As of March 31, 2015, all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement discussed in Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements.
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
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $0.7 million and $3.6 million during the three and nine months ended March 31, 2014. In addition, we incurred strategic and financial restructuring expenses in connection with the company directed offering conducted pursuant to the Registration Rights Agreement discussed in Note 2 - Initial Public Offering and Reorganization to the unaudited consolidated financial statements of approximately $1.3 million during the nine months ended March 31, 2015.
We expect to incur additional financial and restructuring expenses in connection with future quarterly exchanges pursuant to the Exchange Agreement and company directed offerings pursuant to the Registration Rights Agreement.

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
On February 2, 2015, we purchased the remaining 40% of the outstanding shares of common stock of S2S Global for approximately $14.5 million. In connection with the purchase, we repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date. We utilized available funds on hand to complete the acquisition and pay-off the S2S Global line of credit.
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
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. The low effective tax rate is primarily attributable to the flow through of partnership income which is not subject to federal income taxes. For federal income tax purposes, income realized by Premier LP is taxable to its partners.
Net Income Attributable to Noncontrolling Interest
As of March 31, 2015, we owned an approximate 26% controlling general partner interest in Premier LP through Premier GP. We owned a 100% voting and economic interest in SVS LLC d/b/a S2S Global ("S2S Global"), as a result of purchasing the remaining 40% noncontrolling interest on February 2, 2015. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (74%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%) prior to the February 2, 2015 purchase. Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to 74%, as of March 31, 2015, as a result of completed quarterly exchanges pursuant to the Exchange Agreement.
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
We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. Free Cash Flow is a non-GAAP financial measure because it does not represent net cash provided by operating activities alone but takes into consideration the ongoing distributions to limited partners and purchases of property and equipment that are necessary for ongoing business operations and long-term value creation. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services as well as development of  new and upgraded products and services to support future growth.   Free Cash Flow is important because it allows us to enhance shareholder value through acquisitions, partnerships, joint ventures, investments in related business and/or debt reduction. Also, Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayment.
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
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our revolving credit facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Free Cash Flow are not a measurement of financial performance under GAAP, may have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP. Some of the limitations of EBITDA, Adjusted EBITDA, and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our revolving credit facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
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
As discussed in more detail below under “Results of Operations,” we also use a non-GAAP pro forma presentation in this Quarterly Report for consolidated operating results prior to October 1, 2013, the effective date of the Reorganization and IPO. We believe this presentation is useful because our consolidated operating results prior to the Reorganization and IPO are not indicative of our results for periods after the Reorganization and IPO. This non-GAAP pro forma presentation is for informational purposes only and does not purport to reflect our historical results of operations or financial position. This non-GAAP pro forma presentation should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. Further, this presentation does not project our results of operations or financial position for any future period or date. You should carefully review our historical actual results presented herein.

Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented unaudited non-GAAP pro forma results reflecting the following for all applicable periods presented, to provide a more indicative comparison between current and prior periods. The unaudited non-GAAP pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the applicable periods presented. The unaudited non-GAAP pro forma consolidated financial information should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. The unaudited non-GAAP pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date. The unaudited non-GAAP pro forma results reflect the following for the periods indicated:

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

•	Additional U.S. federal, state and local income taxes with respect to its additional allocable share of any taxable income of Premier LP.

•	A decrease in noncontrolling interest in Premier LP from 99% to approximately 78%.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table summarizes our actual results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$117,959	45%	$108,087	48%
Other services and support	70,326	27%	58,819	26%
Services	188,285	72%	166,906	74%
Products	73,438	28%	58,692	26%
Net revenue	261,723	100%	225,598	100%
Cost of revenue:
Services	36,026	14%	28,382	13%
Products	66,789	25%	52,742	23%
Cost of revenue	102,815	39%	81,124	36%
Gross profit	158,908	61%	144,474	64%
Operating expenses:
Selling, general and administrative	86,847	33%	73,327	33%
Research and development	596	—%	820	—%
Amortization of purchased intangible assets	2,554	1%	802	—%
Total operating expenses	89,997	34%	74,949	33%
Operating income	68,911	27%	69,525	31%
Other income, net	5,144	2%	41,868	18%
Income before income taxes	74,055	29%	111,393	49%
Income tax expense	2,026	1%	9,413	4%
Net income	72,029	28%	101,980	45%
Net income attributable to noncontrolling interest in S2S Global	(252)	—%	(530)	—%
Net income attributable to noncontrolling interest in Premier LP	(59,568)	(23)%	(87,925)	(39)%
Net income attributable to noncontrolling interest	(59,820)	(23)%	(88,455)	(39)%
Net income attributable to shareholders	$12,209	5%	$13,525	6%
Adjustment of redeemable limited partners' capital to redemption amount	$(387,062)	nm	$495,714	nm
Net (loss) gain attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(374,853)	nm	$509,239	nm
Adjusted EBITDA (1)	$103,745	40%	$91,305	40%
Adjusted Fully Distributed Net Income (2)	$55,286	21%	$49,099	22%
nm = Not meaningful
na = Not applicable

(1)
The table that follows shows the reconciliation of actual net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$72,029	$101,980
Interest and investment income, net (a)	(204)	(400)
Income tax expense	2,026	9,413
Depreciation and amortization	11,538	9,396
Amortization of purchased intangible assets	2,554	802
EBITDA	87,943	121,191
Stock-based compensation	7,285	6,299
Acquisition related expenses (b)	2,863	984
Strategic and financial restructuring expenses (c)	2	733
Loss (gain) on investment (d)	1,000	(37,850)
Adjustment to tax receivable agreement liability (e)	1,073	—
Other (income) expense, net (f)	16	(52)
Acquisition related adjustment - deferred revenue (g)	3,563	—
Adjusted EBITDA	$103,745	$91,305

Segment Adjusted EBITDA:
Supply Chain Services	$101,600	$91,477
Performance Services	26,166	20,307
Corporate (h)	(24,021)	(20,479)
Adjusted EBITDA	103,745	91,305
Depreciation and amortization	(11,538)	(9,396)
Amortization of purchased intangible assets	(2,554)	(802)
Stock-based compensation	(7,285)	(6,299)
Acquisition related expenses (b)	(2,863)	(984)
Strategic and financial restructuring expenses (c)	(2)	(733)
Adjustment to tax receivable agreement liability (e)	(1,073)	—
Acquisition related adjustment - deferred revenue (g)	(3,563)	—
Equity in net income of unconsolidated affiliates	(5,197)	(3,566)
Deferred compensation plan expense	(759)	—
Operating income	68,911	69,525
Equity in net income of unconsolidated affiliates	5,197	3,566
Interest and investment income, net (a)	204	400
(Loss) gain on investment (d)	(1,000)	37,850
Other (expense) income, net (f)	743	52
Income before income taxes	74,055	111,393

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended March 31, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the three months ended March 31, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(d)	Represents the loss on investment for the three months ended March 31, 2015 and the gain on sale of investment in Global Healthcare Exchange, LLC (GHX) for the three months ended March 31, 2014.

(e)	Represents adjustment to tax receivable agreement liability due to impact of departing member owners during the three months ended March 31, 2015.

(f)	Represents gains and losses on investments and other assets.

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

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The table that follows shows the reconciliation of net income attributable to shareholders to non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to shareholders	$12,209	$13,525
Income tax expense	2,026	9,413
Stock-based compensation	7,285	6,299
Acquisition related expenses (a)	2,863	984
Strategic and financial restructuring expenses (b)	2	733
Loss (gain) on investment (c)	1,000	(37,850)
Adjustment to tax receivable agreement liability (d)	1,073	—
Acquisition related adjustment - deferred revenue (e)	3,563	—
Amortization of purchased intangible assets	2,554	802
Net income attributable to noncontrolling interest in Premier LP (f)	59,568	87,925
Non-GAAP fully adjusted distributed income before income taxes	92,143	81,831
Income tax expense on fully distributed income before income taxes (g)	36,857	32,732
Non-GAAP Adjusted Fully Distributed Net Income	$55,286	$49,099

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended March 31, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the three months ended March 31, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the three months ended March 31, 2015 and the gain on sale of investment in GHX for the three months ended March 31, 2014.

(d)	Represents adjustment to tax receivable agreement liability due to impact of departing member owners during the three months ended March 31, 2015.

(e)
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

(f)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP Adjusted Fully Distributed Net Income before income taxes.

Net Revenue
The following table summarizes our actual net revenue for the three months ended March 31, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$117,959	45%	$108,087	48%
Other services and support	740	—%	197	—%
Services	118,699	45%	108,284	48%
Products	73,438	28%	58,692	26%
Total Supply Chain Services	192,137	73%	166,976	74%
Performance Services:
Other services and support	69,586	27%	58,622	26%
Total net revenue	$261,723	100%	$225,598	100%
Total net revenue for the three months ended March 31, 2015 was $261.7 million, an increase of $36.1 million, or 16%, from $225.6 million for the three months ended March 31, 2014. Our supply chain services net revenue was 73% and 74% of total net revenue for the three months ended March 31, 2015 and 2014, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended March 31, 2015 was $192.1 million, an increase of $25.1 million, or 15%, from $167.0 million for the three months ended March 31, 2014.
Net administrative fees revenue in our supply chain services segment for the three months ended March 31, 2015 was $118.0 million, an increase of $9.9 million, or 9%, from $108.1 million for the three months ended March 31, 2014. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, including those that have recently joined, as well as the impact of increased utilization trends. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end.
Product revenue in our supply chain services segment for the three months ended March 31, 2015 was $73.4 million, an increase of $14.7 million, or 25%, from $58.7 million for the three months ended March 31, 2014. Product revenue in our supply chain services segment increased for the three months ended March 31, 2015 due to $8.3 million of increased specialty pharmacy revenue and $6.4 million of increased direct sourcing revenue, as a result of ongoing expansion of member support for our specialty pharmacy and direct sourcing businesses. The increase in specialty pharmacy is also driven by increased revenue related to new hepatitis-C therapies. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the three months ended March 31, 2015 was $69.6 million, an increase of $11.0 million, or 19%, from $58.6 million for the three months ended March 31, 2014. The increase was primarily the result of growth in our SaaS subscription and license revenue of $9.1 million, which includes contributions from our recent acquisitions of TheraDoc and Aperek, as well as growth of $3.9 million in advisory services, primarily from cost management and population health management, offset by decline of $2.6 million in performance improvement collaboratives, primarily related to the termination of Partnership for Patients (PfP) in December 2014. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings.

Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue:
Products	$66,789	$52,742
Services	36,026	28,382
Total cost of revenue	$102,815	$81,124
Cost of revenue by segment:
Supply Chain Services	$67,579	$53,299
Performance Services	35,236	27,825
Total cost of revenue	$102,815	$81,124
Cost of revenue for the three months ended March 31, 2015 was $102.8 million, an increase of $21.7 million, or 27%, from $81.1 million for the three months ended March 31, 2014. Cost of product revenue increased by $14.1 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $7.6 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisitions of Aperek and TheraDoc.
Cost of revenue for the supply chain services segment for the three months ended March 31, 2015 was $67.6 million, an increase of $14.3 million, or 27%, from $53.3 million for the three months ended March 31, 2014. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended March 31, 2015 was $35.2 million, an increase of $7.4 million, or 27%, from $27.8 million for the three months ended March 31, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements, and increased salary costs related to advisory services.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Selling, general and administrative	$86,847	$73,327
Research and development	596	820
Amortization of purchased intangible assets	2,554	802
Total operating expenses	89,997	74,949
Operating expenses by segment:
Supply Chain Services	$29,208	$26,185
Performance Services	26,321	20,233
Total segment operating expenses	55,529	46,418
Corporate	34,468	28,531
Total operating expenses	$89,997	$74,949

Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2015 were $86.8 million, an increase of $13.5 million, or 18%, from $73.3 million for the three months ended March 31, 2014. The increase was primarily attributable to increased salaries and benefits, rent and utilities, and insurance expenses associated with the recent acquisitions of TheraDoc and Aperek as well as increased business development expenses related to member meetings and increased hardware and software maintenance costs related to the expansion of informatics and technology services. The increase is also the result of increased acquisition-related expenses of $1.9 million and increased stock-based compensation of $1.0 million recognized during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and continue to operate as a newer public company.
Research and Development
Research and development expenses for the three months ended March 31, 2015 were $0.6 million, a decrease of $0.2 million, or 25%, from $0.8 million for the three months ended March 31, 2014. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended March 31, 2015 was $2.6 million, an increase of $1.8 million, or 225%, from $0.8 million for the three months ended March 31, 2014. The increase was as a result of the additional amortization of purchased intangible assets obtained in our recent acquisitions of TheraDoc and Aperek. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended March 31, 2015 was $5.1 million, a decrease of $36.8 million from $41.9 million for the three months ended March 31, 2014, due primarily to the gain on sale of investment in GHX of $37.9 million recognized during the three months ended March 31, 2014.
Income Tax Expense
Income tax expense for the three months ended March 31, 2015 was $2.0 million, a decrease of $7.4 million from $9.4 million for the three months ended March 31, 2014. The decrease in tax expense is primarily attributable to lower taxable income within PHSI in the current year compared to the prior year due to the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization and IPO for the three months ended March 31, 2014 and a discrete tax benefit for the quarter ended March 31, 2015 related to the reinstatement of the federal research tax credit. Our effective tax rate inclusive of the discrete benefit was 2.7% for the three months ended March 31, 2015 and 8.5% for the three months ended March 31, 2014. The low effective tax rate for both periods is primarily attributable to the flow through of partnership income which is not subject to federal income taxes.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended March 31, 2015 was $59.8 million, a decrease of $28.7 million, or 32%, from $88.5 million for the three months ended March 31, 2014, primarily as a result of the gain on sale of investment in GHX of $37.9 million recognized during the three months ended March 31, 2014, offset by increased net administrative fee revenue, product revenue growth, and growth in performance services revenue.

Non-GAAP Adjusted EBITDA

	Three Months Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$101,600	39%	$91,477	41%
Performance Services	26,166	10%	20,307	9%
Total Segment Adjusted EBITDA	127,766	49%	111,784	50%
Corporate	(24,021)	(9)%	(20,479)	(9)%
Total Adjusted EBITDA	$103,745	40%	$91,305	41%
Adjusted EBITDA for the three months ended March 31, 2015 was $103.7 million, an increase of $12.4 million, or 14%, from $91.3 million for the three months ended March 31, 2014.
Segment Adjusted EBITDA for the supply chain services segment of $101.6 million for the three months ended March 31, 2015 reflects an increase of $10.1 million, or 11%, compared to $91.5 million for the three months ended March 31, 2014, primarily as a result of increased net administrative fees revenue, and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $26.2 million for the three months ended March 31, 2015 reflects an increase of approximately $5.9 million, or 29%, compared to $20.3 million for the three months ended March 31, 2014, as a result of the sale of new PremierConnect SaaS informatics products and effective management of operating expenses, partially offset by increased operating expenses related to our recent Aperek and TheraDoc acquisitions.

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
The following table summarizes our actual results of operations for the nine months ended March 31, 2015 and 2013 and the non-GAAP pro forma consolidated results of operations for the nine months ended March 31, 2014 (in thousands):

	Nine Months Ended March 31,
	2015		2014
	Actual		Actual		Adjustments	(1)	Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$337,157	45%	$353,793	52%	$(41,263)	(2)	$312,530	49%
Other services and support	199,621	27%	170,268	25%	—		170,268	27%
Services	536,778	72%	524,061	78%	(41,263)		482,798	76%
Products	203,698	28%	151,022	22%	—		151,022	24%
Net revenue	740,476	100%	675,083	100%	(41,263)		633,820	100%
Cost of revenue:
Services	104,066	14%	84,887	13%	—		84,887	13%
Products	183,302	25%	136,500	20%	—		136,500	22%
Cost of revenue	287,368	39%	221,387	33%	—		221,387	35%
Gross profit	453,108	61%	453,696	67%	(41,263)		412,433	65%
Operating expenses:
Selling, general and administrative	243,404	33%	209,096	31%	—		209,096	33%
Research and development	2,385	—%	2,714	—%	—		2,714	1%
Amortization of purchased intangible assets	6,598	1%	2,158	—%	—		2,158	—%
Total operating expenses	252,387	34%	213,968	31%	—		213,968	34%
Operating income	200,721	27%	239,728	36%	(41,263)		198,465	31%
Other income, net	14,110	2%	50,718	7%	—		50,718	8%
Income before income taxes	214,831	29%	290,446	43%	(41,263)		249,183	39%
Income tax expense	12,107	2%	24,461	4%	(3,112)	(3)	21,349	4%
Net income	202,724	27%	265,985	39%	(38,151)		227,834	36%
Net (income) loss attributable to noncontrolling interest in S2S Global	(1,836)	—%	(477)	—%	—		(477)	—%
Net income attributable to noncontrolling interest in Premier LP	(170,135)	(23)%	(246,055)	(37)%	57,690	(4)	(188,365)	(30)%
Net income attributable to noncontrolling interest	(171,971)	(23)%	(246,532)	(37)%	57,690		(188,842)	(30)%
Net income attributable to shareholders	$30,753	4%	$19,453	3%	$19,539		$38,992	6%
Adjustment of redeemable limited partners' capital to redemption amount	$(811,969)	nm	$(3,224,098)	nm	$—		$(3,224,098)	nm
Net loss attributable to shareholders after adjustment of redeemable partners' capital to redemption amount	$(781,216)	nm	$(3,204,645)	nm	nm		$(3,185,106)	nm
Adjusted EBITDA (4)	$293,071	40%	$299,044	44%	na		$257,781	41%
Adjusted Fully Distributed Net Income (5)	$155,181	21%	na	na	na		$138,629	22%
nm = Not meaningful
na = Not applicable
(1)    Represents the adjustments related to the Reorganization and IPO described above.
(2)    Represents the impact related to the change in revenue share described above under "Results of Operations."
(3)    Represents the income tax impact of the Reorganization effective October 1, 2013.
(4)    Represents the decrease in noncontrolling interest in Premier LP from 99% to approximately 78%.

(5)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Nine Months Ended March 31,
	2015	2014
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$202,724	$265,985	$(38,151)	$227,834
Interest and investment income, net (b)	(517)	(641)	—	(641)
Income tax expense	12,107	24,461	(3,112)	21,349
Depreciation and amortization	33,107	26,952	—	26,952
Amortization of purchased intangible assets	6,598	2,158	—	2,158
EBITDA	254,019	318,915	(41,263)	277,652
Stock-based compensation	21,129	13,118	—	13,118
Acquisition related expenses (c)	6,408	1,303	—	1,303
Strategic and financial restructuring expenses (d)	1,281	3,614	—	3,614
Loss (gain) on investment (e)	1,000	(37,850)		(37,850)
Other (income) expense, net (f)	10	(56)	—	(56)
Acquisition related adjustment - deferred revenue (g)	9,224	—	—	—
Adjusted EBITDA	$293,071	$299,044	$(41,263)	$257,781

Segment Adjusted EBITDA:
Supply Chain Services	$290,210	$302,076	$(41,263)	$260,813
Performance Services	67,717	54,367	—	54,367
Corporate (h)	(64,856)	(57,399)	—	(57,399)
Adjusted EBITDA	293,071	299,044	(41,263)	257,781
Depreciation and amortization	(33,107)	(26,952)	—	(26,952)
Amortization of purchased intangible assets	(6,598)	(2,158)	—	(2,158)
Stock-based compensation	(21,129)	(13,118)	—	(13,118)
Acquisition related expenses (c)	(6,408)	(1,303)	—	(1,303)
Strategic and financial restructuring expenses (d)	(1,281)	(3,614)	—	(3,614)
Acquisition related adjustment - deferred revenue (g)	(9,224)	—	—	—
Equity in net income of unconsolidated affiliates	(14,812)	(12,171)	—	(12,171)
Deferred compensation plan expense	209	—	—	—
Operating income	200,721	239,728	(41,263)	198,465
Equity in net income of unconsolidated affiliates	14,812	12,171	—	12,171
Interest and investment income, net (b)	517	641	—	641
(Loss) gain on investment (e)	(1,000)	37,850	—	37,850
Other (expense) income, net (f)	(219)	56	—	56
Income before income taxes	214,831	290,446	(41,263)	249,183

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income, net and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the nine months ended March 31, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(e)	Represents the loss on investment for the nine months ended March 31, 2015 and the gain on sale of investment in GHX for the nine months ended March 31, 2014.

(f)	Represents gains and losses on investments and other assets.

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

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(6)	The table that follows shows the reconciliation of net income attributable to shareholders to non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Nine Months Ended March 31,
	2015	2014
Net income attributable to shareholders	$30,753	$19,453
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	12,107	24,461
Stock-based compensation	21,129	13,118
Acquisition related expenses (a)	6,408	1,303
Strategic and financial restructuring expenses (b)	1,281	3,614
Loss (gain) on investment (c)	1,000	(37,850)
Acquisition related adjustment - deferred revenue (d)	9,224	—
Amortization of purchased intangible assets	6,598	2,158
Net income attributable to noncontrolling interest in Premier LP (e)	170,135	246,055
Non-GAAP pro forma fully adjusted distributed income before income taxes	258,635	231,049
Income tax expense on fully distributed income before income taxes (f)	103,454	92,420
Non-GAAP Pro Forma Adjusted Fully Distributed Net Income	$155,181	$138,629

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the nine months ended March 31, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the nine months ended March 31, 2015 and the gain on sale of investment in GHX for the nine months ended March 31, 2014.

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

Net Revenue
The following table summarizes our actual net revenue for the nine months ended March 31, 2015 and 2014, respectively, and our non-GAAP pro forma net revenue for the nine months ended March 31, 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine Months Ended March 31,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$337,157	46%	$353,793	53%	$(41,263)	(a)	$312,530	49%
Other services and support	1,192	—%	504	—%	—		504	—%
Services	338,349	46%	354,297	53%	(41,263)		313,034	49%
Products	203,698	27%	151,022	22%	—		151,022	24%
Total Supply Chain Services	542,047	73%	505,319	75%	(41,263)		464,056	73%
Performance Services:
Other services and support	198,429	27%	169,764	25%	—		169,764	27%
Total net revenue	$740,476	100%	$675,083	100%	$(41,263)		$633,820	100%
(a)    Represents the impact related to the change in revenue share.
Total net revenue for the nine months ended March 31, 2015 was $740.5 million, an increase of $65.4 million, or 10%, from total net revenue of $675.1 million for the nine months ended March 31, 2014 and an increase of $106.7 million, or 17%, from total non-GAAP pro forma net revenue of $633.8 million for the nine months ended March 31, 2014. Our supply chain services net revenue was 73% of total net revenue for the nine months ended March 31, 2015, compared to 75% of total net revenue and 73% of total non-GAAP pro forma net revenue for the nine months ended March 31, 2014. The decline in our supply chain services revenue as a percentage of total net revenue is a result of increased revenue share paid to member owners following the Reorganization and IPO.
Supply Chain Services
Our supply chain services segment net revenue for the nine months ended March 31, 2015 was $542.0 million, an increase of $36.7 million, or 7%, from supply chain services segment net revenue of $505.3 million and an increase of $77.9 million, or 17%, from non-GAAP pro forma supply chain services segment net revenue of $464.1 million for the nine months ended March 31, 2014.
Net administrative fees revenue in our supply chain services segment for the nine months ended March 31, 2015 was $337.2 million, a decrease of $16.6 million, or 5%, from $353.8 million for the nine months ended March 31, 2014. The decrease in net administrative fees revenue is primarily due to the increase in revenue share of $43.4 million reflecting the 30% revenue share payable to member owners after the Reorganization on October 1, 2013, offset by further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, including those that have recently joined, as well as the impact of increased utilization trends. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end.
Net administrative fees revenue in our supply chain services segment for the nine months ended March 31, 2015 was $337.2 million, an increase of $24.7 million, or 8%, from non-GAAP pro forma net administrative fees revenue of $312.5 million for the nine months ended March 31, 2014. The increase in net administrative fees revenue was primarily attributable to the impact of further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, including those that have recently joined, as well as the impact of increased utilization trends.
Product revenue in our supply chain services segment for the nine months ended March 31, 2015 was $203.7 million, an increase of $52.7 million, or 35%, from $151.0 million for the nine months ended March 31, 2014. Product revenue in our supply chain services segment increased for the nine months ended March 31, 2015 due to $26.7 million of increased direct sourcing revenue and $26.0 million of increased specialty pharmacy revenue, as a result of ongoing expansion of member support for our direct sourcing offering and growth in our specialty pharmacy, including member growth as well as access to additional drug therapies entering the market. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.

Performance Services
Other services and support revenue in our performance services segment for the nine months ended March 31, 2015 was $198.4 million, an increase of $28.6 million, or 17%, from $169.8 million for the nine months ended March 31, 2014. The increase was primarily the result of growth in our SaaS subscription and license revenue of $24.8 million, including contributions from our recent acquisitions of TheraDoc and Aperek, growth in advisory services of $7.2 million, primarily from cost management and population health management, offset by decline in performance improvement collaboratives of $4.2 million, primarily related to the termination of Partnership for Patients (PfP) in December 2014. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. Non-GAAP pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Nine Months Ended March 31,
	2015	2014
Cost of revenue:
Products	$183,302	$136,500
Services	104,066	84,887
Total cost of revenue	$287,368	$221,387
Cost of revenue by segment:
Supply Chain Services	$184,860	$138,716
Performance Services	102,508	82,671
Total cost of revenue	$287,368	$221,387
Cost of revenue for the nine months ended March 31, 2015 was $287.4 million, an increase of $66.0 million, or 30%, from $221.4 million for the nine months ended March 31, 2014. Cost of product revenue increased by $46.8 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $19.2 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisitions of Aperek and TheraDoc.
Cost of revenue for the supply chain services segment for the nine months ended March 31, 2015 was $184.9 million, an increase of $46.2 million, or 33%, from $138.7 million for the nine months ended March 31, 2014. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the nine months ended March 31, 2015 was $102.5 million, an increase of $19.8 million, or 24%, from $82.7 million for the nine months ended March 31, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements, and increased salary costs related to advisory services.

Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Nine Months Ended March 31,
	2015	2014
Operating expenses:
Selling, general and administrative	$243,404	$209,096
Research and development	2,385	2,714
Amortization of purchased intangible assets	6,598	2,158
Total operating expenses	252,387	213,968
Operating expenses by segment:
Supply Chain Services	$83,759	$77,825
Performance Services	77,758	58,262
Total segment operating expenses	161,517	136,087
Corporate	90,870	77,881
Total operating expenses	$252,387	$213,968
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended March 31, 2015 were $243.4 million, an increase of $34.3 million, or 16%, from $209.1 million for the nine months ended March 31, 2014. The increase was primarily attributable to increased salaries and benefits, rent and utilities, and insurance expenses due to the recent acquisitions of TheraDoc and Aperek as well as increased business development expenses related to member meetings and increased hardware and software maintenance costs related to the expansion of informatics and technology services. The increase is also the result of $8.0 million of increased stock-based compensation expense, as a result of nine months of stock-based compensation expense for the nine months ended March 31, 2015 as compared to only six months of stock-based compensation expense for the nine months ended March 31, 2014. In addition, we recognized $5.1 million of increased acquisition-related expenses during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and continue to operate as a newer public company.
Research and Development
Research and development expenses for the nine months ended March 31, 2015 were $2.4 million, a decrease of $0.3 million, or 11%, from $2.7 million for the nine months ended March 31, 2014. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the nine months ended March 31, 2015 was $6.6 million, an increase of $4.4 million, or 200%, from $2.2 million for the nine months ended March 31, 2014. The increase was as a result of the additional amortization of purchased intangible assets obtained in our recent acquisitions of TheraDoc and Aperek. As we execute on our growth strategy and deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the nine months ended March 31, 2015 was $14.1 million, a decrease of $36.6 million from $50.7 million for the nine months ended March 31, 2014, due primarily to the gain on sale of investment in GHX of $37.9 million recognized during the nine months ended March 31, 2014.

Income Tax Expense
Income tax expense for the nine months ended March 31, 2015 was $12.1 million, a decrease of $12.4 million from $24.5 million for the nine months ended March 31, 2014. Tax expense for the nine months ended March 31, 2015 includes the recognition of a discrete benefit of $1.4 million primarily related to the reinstatement of the federal research credit for the prior period ended June 30, 2014. The tax expense for the period ended March 31, 2014 included tax expense recorded on the gain recognized by PHSI on the sale of its 1% general partner interest in Premier LP in connection with the Reorganization and IPO. Our effective tax rate was 5.6% for the nine months ended March 31, 2015 and 8.4% for the nine months ended March 31, 2014. The low effective tax rate for both periods is primarily attributable to the flow through of partnership income which is not subject to federal income taxes, with the increase primarily attributed to the Reorganization and IPO and additional income subject to tax.
Income tax expense for the nine months ended March 31, 2015 was $12.1 million, a decrease of $9.2 million, from $21.3 million of income tax expense on a non-GAAP pro forma basis, which reflects the impact of the Reorganization and IPO for the nine months ended March 31, 2014. The decrease in tax expense is primarily attributable to lower taxable income within our taxable corporations. Our effective tax rate was 5.6% for the nine months ended March 31, 2015 and 8.6% on a non-GAAP pro forma basis for the nine months ended March 31, 2014. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal income tax.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the nine months ended March 31, 2015 was $172.0 million, a decrease of $74.5 million, or 30%, from $246.5 million for the nine months ended March 31, 2014, primarily as a result of the gain on sale of investment in GHX of $37.9 million recognized during the nine months ended March 31, 2014 and the change in ownership of the limited partners from 99% to 74% in connection with the Reorganization and IPO and subsequent October 31, 2014 quarterly exchange pursuant to the Exchange Agreement. Net income attributable to noncontrolling interest was $172.0 million for the nine months ended March 31, 2015, a decrease of $16.8 million, or 9%, from $188.8 million on a non-GAAP pro forma basis for the nine months ended March 31, 2014, primarily due to increased net administrative fee revenue, offset by the gain on sale of investment in GHX of $37.9 million recognized during the nine months ended March 31, 2014.
Non-GAAP Adjusted EBITDA

	Nine Months Ended March 31,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$290,210	39%	$302,076	45%	$(41,263)	(a)	$260,813	41%
Performance Services	67,717	9%	54,367	8%	—		54,367	9%
Total Segment Adjusted EBITDA	357,927	48%	356,443	53%	(41,263)		315,180	50%
Corporate	(64,856)	(8)%	(57,399)	(9)%	—		(57,399)	(9)%
Total Adjusted EBITDA	$293,071	40%	$299,044	44%	$(41,263)		$257,781	41%
(a)    Represents the impact related to the change in revenue share.
Adjusted EBITDA for the nine months ended March 31, 2015 was $293.1 million, a decrease of $5.9 million, or 2%, from $299.0 million for the nine months ended March 31, 2014. Adjusted EBITDA for the nine months ended March 31, 2015 was $293.1 million, an increase of $35.3 million, or 14%, from non-GAAP pro forma Adjusted EBITDA of $257.8 million for the nine months ended March 31, 2014.
Segment Adjusted EBITDA for the supply chain services segment of $290.2 million for the nine months ended March 31, 2015 reflects a decrease of $11.9 million, or 4%, compared to $302.1 million for the nine months ended March 31, 2014, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Segment Adjusted EBITDA for the supply chain services segment of $290.2 million for the nine months ended March 31, 2015 reflects an increase of $29.4 million, or 11%, compared to non-GAAP pro forma Segment Adjusted EBITDA of $260.8 million for the nine months ended March 31, 2014, primarily as a result of increased net administrative fees revenue and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $67.7 million for the nine months ended March 31, 2015 reflects an increase of approximately $13.3 million, or 24%, compared to $54.4 million for the nine months ended March 31, 2014, primarily as a result of the sale of new SaaS informatics products, effective management of operating expenses, and increased subscription and license revenue, partially offset by increased operating expenses, related to our recent Aperek and TheraDoc acquisitions.

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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock in our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although we could remain an "emerging growth company" until as late as June 30, 2019, we expect to lose such designation, as well as the related benefits described above, prior to that date.

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

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.

In April 2015, the FASB proposed a one-year deferral of the effective date for the new standard. If approved, the new standard would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities would be permitted. Under the proposal, the new standard would be effective for the Company for the fiscal year ending June 30, 2019.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. The Company will also evaluate the effect of any adopted deferral on its plans for adopting the new standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will need to provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The update allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of the update on its consolidated financial statements and related disclosures. The update will be effective for the Company for the fiscal year ending June 30, 2017.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our long-term credit facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, acquisitions, and related business investments. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash had been distributed to our member owners.
As of March 31, 2015 and June 30, 2014, we had cash and cash equivalents totaling $155.6 million and $131.8 million, respectively, and marketable securities with maturities ranging from three months to two years totaling $347.7 million and $408.6 million, respectively. For the nine months ended March 31, 2015, we financed our ongoing operations primarily through internally generated cash flows.
As of March 31, 2015, there were no outstanding borrowings under the Credit Agreement. See Note 6 - Lines of Credit to the unaudited consolidated financial statements for more information.
It is our intent to retain a significantly greater portion of our earnings following the Reorganization to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect earnings, the remaining proceeds from the IPO and occasional borrowings under our credit facility to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our credit facility and/or potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Nine months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$255,575	$288,691
Investing activities	(149,157)	(325,432)
Financing activities	(82,568)	(9,515)
Net increase (decrease) in cash	$23,850	$(46,256)
Discussion of cash flows for the nine months ended March 31, 2015 and 2014
Net cash provided by operating activities was $255.6 million for the nine months ended March 31, 2015, a decrease of $33.1 million compared to $288.7 million for the nine months ended March 31, 2014. Operating cash flows decreased primarily due to lower net income related to the change in revenue share as a result of the Reorganization and IPO as well as working capital changes.
Net cash used in investing activities was $149.2 million for the nine months ended March 31, 2015 compared to net cash used in investing activities of $325.4 million for the nine months ended March 31, 2014. Our investing activities for the nine months ended March 31, 2015 primarily consisted of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million and (ii) capital expenditures of $51.1 million for property and equipment, partially offset by (i) net proceeds from the sale of marketable securities of $59.0 million and (ii) distributions from Innovatix of $13.9 million. Our investing activities for the nine months ended March 31, 2014 primarily consisted of (i) the net purchases of marketable securities of $297.7 million related to our investment of IPO proceeds in longer term marketable securities, (ii) the acquisitions of SYMMEDRx and Meddius, net of cash acquired, for a total of $36.4 million and (iii) capital expenditures of $39.8 million for property and equipment, partially offset by proceeds from the sale of our investment in GHX of $37.9 million and distributions from Innovatix of $10.7 million.
Net cash used in financing activities was $82.6 million for the nine months ended March 31, 2015 compared to net cash used in financing activities of $9.5 million for the nine months ended March 31, 2014. Our financing activities for the nine months ended March 31, 2015 primarily included (i) net cash payments to Premier LP limited partners of $68.8 million, (ii) payoff of S2S Global's revolving line of credit of $14.7 million, (iii) payments made on notes payable of $1.0 million, offset by proceeds from the exercise of stock options of $1.1 million. Our financing activities for the nine months ended March 31, 2014 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $65.2 million from borrowings on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, offset by (i) net cash payments to Premier LP limited partners of $298.4 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $5.1 million.
Discussion of Free Cash Flow
A summary of Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended March 31, (a)
	2015	2014

Net cash provided by operating activities	$101,860	$90,173
Purchases of property and equipment	(18,653)	(13,823)
Distributions to limited partners	(23,701)	(17,419)
Non-GAAP Free Cash Flow	$59,506	$58,931

(a)
Due to the lack of comparability of free cash flows for the nine months ended March 31, 2015 and 2014 resulting from the impact of the Reorganization and IPO, only free cash flows for the three months ended March 31, 2015 and 2014 are reflected above.

Free Cash Flow for the three months ended March 31, 2015 was $59.5 million, compared with $58.9 million for the three months ended March 31, 2014. The increase in Free Cash Flow is primarily the result of strong performance in our Supply Chain Services segment, partially offset by an increase in distributions to limited partners and purchases of property and equipment.
Contractual Obligations
Notes Payable

At March 31, 2015, we had material commitments for obligations under notes payable, a portion of which represented obligations to departed member owners, and our non-cancellable office space lease agreements. See Note 7 - Notes Payable to the unaudited consolidated financial statements.

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

The Credit Agreement permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2015, the interest rate for three-month Eurodollar Rate Loans was 1.396% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At March 31, 2015, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at March 31, 2015. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the administrative agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of March 31, 2015, we had no outstanding borrowings under the Credit Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to the 2014 Annual Report. See also, Note 6 - Lines of Credit to our unaudited consolidated financial statements contained in this Quarterly Report.

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

On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its February 16, 2015 maturity date.

At June 30, 2014, S2S Global had $13.7 million outstanding on the revolving line of credit.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
During the quarter ended March 31, 2015, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2014 Annual Report.

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

PREMIER, INC.

Date: May 12, 2015	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Furnished herewith.