Form 10-K
period 2015-06-30
Premier, Inc.
filed 2015-08-26
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year ended June 30, 2015
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No   ☒

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,241.7 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 21, 2015, there were 37,762,718 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 106,078,063 shares of the Registrant’s Class B common stock, par value $0.000001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be held on or about December 4, 2015 are incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

EXPLANATORY NOTE
This report represents the annual report for the fiscal year ended June 30, 2015 for Premier, Inc. (this "Annual Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Annual Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
Immediately following the consummation of the IPO, a series of transactions, which we refer to as the "Reorganization" (and, collectively with the IPO, the "Reorganization and IPO"), occurred by which Premier GP became the general partner of Premier LP. Premier Healthcare Solutions, Inc. ("PHSI"), a Delaware corporation, through which we historically conducted the majority of the performance services portion of our business under the name "Premier, Inc.", became our indirect subsidiary through Premier LP. PHSI, Premier LP and Premier Supply Chain Improvement, Inc., ("PSCI"), a Delaware corporation and our indirect subsidiary (through Premier LP) through which we historically conducted certain portions of our supply chain services business, historically conducted all of our business. Upon the consummation of the Reorganization and the IPO, our assets and business operations were substantially similar to those of PHSI, Premier LP and PSCI prior to the Reorganization and the IPO, and we conduct all of our business through Premier LP and its subsidiaries.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected;

•	the terminability of member participation in our GPO programs with limited or no notice;

•	the impact of our business strategy that involves reducing the prices for products and services in our supply chain services segment;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to its users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, breaches or failures of our security measures;

•
the financial and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our reliance on partners and other third parties;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•	any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market;

•	our ability to maintain and expand our existing base of drugs in our specialty pharmacy;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	potential sales and use tax liability in certain jurisdictions;

•	our future indebtedness and our ability to obtain additional financing;

•	fluctuation of our cash flows, quarterly revenues and results of operations;

•	changes in the political, economic or regulatory healthcare environment;

•	our compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	potential healthcare reform and new regulatory requirements placed on our software, services and content;

•	compliance with federal and state privacy, security and breach notification laws;

•	product safety concerns and regulation;

•	our holding company structure and dependence on distributions from Premier LP;

•	different interests among our member owners, or between us and our member owners;

•	our ability to effectively deploy the net proceeds from future issuances of our equity or debt securities;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules;

•	the terms of agreements between us and our member owners;

•	payments made under the tax receivable agreements to Premier LP's limited partners;

•	our ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners;

•	changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

•	the dilutive effect of Premier LP's issuance of additional units or future issuances by us of common stock and/or preferred stock;

•
provisions in our certificate of incorporation and bylaws and the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement") and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	the requirements of being a public company and our inexperience and limited operating history as a publicly-traded company;

•	failure to establish and maintain an effective system of internal controls;

•	our relatively smaller public float in comparison to other public companies;

•	any downgrade in securities or industry analysts' recommendations about our business or Class A common stock;

•	the potential volatility of our Class A common stock price;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our intention not to pay cash dividends on our Class A common stock;

•	possible future issuances of debt securities; and

•	the risk factors discussed under the heading "Risk Factors" in Item 1A, herein.
More information on potential factors that could affect our financial results is included from time to time in the "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Annual Report and our other periodic and current filings we make from time to time with the SEC, and which are available on our website at http://investors.premierinc.com/. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.
Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report and in particular, under Item 1, Business-Industry Overview.  We have obtained the market data from certain publicly available sources of information, including publicly available industry publications. We believe the data others have compiled are reliable, but we have not independently verified the accuracy of this information. While we are not aware of any misstatements regarding the industry data presented herein, forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under Item 1A, Risk Factors of this Annual Report.  You should not place undue reliance on any such market data or industry forecasts and projections. We undertake no obligation to publicly update or revise any such market data or industry forecasts and projections, whether as a result of new information, future events or otherwise.

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

Our Company

Premier, Inc., incorporated in Delaware on May 14, 2013, is primarily owned by hospitals, health systems and other healthcare organizations (such owners are referred to herein as member owners) located in the United States, as well as public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of approximately 3,600 U.S. hospitals and 120,000 other providers to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and advisory and other services, we enable better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service (SaaS) informatics products, advisory services and performance improvement collaborative programs.

As of June 30, 2015, we were controlled by 176 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations and we continually seek to add new members that are at the forefront of innovation in the healthcare industry. Our Class A common stock is generally held by the public and our Class B common stock is held by the limited partners of Premier LP, referred to as our member owners.

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

We deliver our solutions and manage our business through two reportable business segments: supply chain services and performance services. The supply chain services segment includes our group purchasing organization or GPO, specialty pharmacy offerings and direct sourcing activities. The performance services segment includes our informatics, collaborative, advisory services and insurance services businesses.

Industry Overview

        According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large component of the U.S. economy expected to grow by an average of 5.8% per year for the period 2014-2024, reaching 19.6% of gross domestic product, or GDP, by 2024. According to data from the 2013 American Hospital Association's Annual Survey, published in the 2015 edition of the AHA Hospital Statistics™, there were approximately 5,000 U.S. community hospitals with approximately 795,600 staffed beds in the United States. Of these acute care facilities, approximately 3,100 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. According to the May 2015 edition of IMS Health’s Healthcare Market Index, in addition to U.S. hospitals, there were approximately 485,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities creating integrated delivery networks.

Healthcare Supply Chain Services Industry

        According to CMS data, total spending on hospital services in the United States is projected to be approximately $1.0 trillion, or approximately 32% of total healthcare expenditures, in 2015. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent between 20% and 30% of a hospital's budget according to Booz & Company. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies and pharmaceuticals, appropriate resource utilization, and increased operational efficiency.

        From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating manufacturers, distributors, GPOs, pharmacy benefit managers, and retail, long-term care and specialty pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out significant inefficiencies and cost.

Healthcare Performance Services Industry

        Legislative reform, unsustainable cost trends, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. In 2015, the Department of Health and Human Services (HHS) announced its goals for aligning future Medicare payments with quality and value, including tying 85 and 90 percent of Medicare fee-for-service payments to performance in 2016 and 2018, respectively and shifting up to 50 percent of Medicare fee-for-service payments to alternative payment models, such as accountable care organizations (ACOs) or bundled payment arrangements by the end of 2018. In order to meet these goals, health systems will need to continually monitor performance and manage costs, while maintaining high levels of quality and testing new care delivery models. In response to this changing environment, we expect the markets for performance services and solutions in the areas of cost management, quality and safety and population health management to grow significantly.

We expect information technology to continue to play a key enabling role in efficiency and cost reduction, performance improvement and care transformation across the healthcare industry. In particular, the trends toward value-based purchasing and population-based healthcare are proving to require more sophisticated business intelligence and technology solutions. To achieve higher-quality outcomes and control costs, providers exhibit a strong and continuing need for data and data analytics to help them understand their current performance and identify opportunities for improvement. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. According to Frost and Sullivan, 50% of hospitals in the United States are expected to adopt data analytics capabilities by 2016, up from 10% in 2011. Similarly, the advisory services business is growing rapidly in the areas of business model redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.

Our Membership

        Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us with a window into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. Our members include approximately 3,600 U.S. hospitals and 120,000 other providers. Approximately 380 individuals, representing approximately 163 of our U.S. hospital members, sit on 25 of our strategic and sourcing committees and as part of these committees use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, a number of senior executives from our U.S. hospital member owner systems currently serve on our board of directors. Other than GNYHA Purchasing Alliance, LLC and its member organizations, which accounted for 9.3% of our net revenue in fiscal year 2015, no individual member or member owner systems accounted for more than 5% of our net revenue in any of fiscal years 2015, 2014 or 2013. Total GPO purchasing volume was approximately $44 billion and $41 billion for the calendar years 2014 and 2013, respectively.

        The following table sets forth certain information with respect to retention rates for members participating in our GPO in the supply chain services segment and renewal rates for our SaaS informatics products subscriptions in the performance services segment for the fiscal years shown:

	Year Ended June 30,
	2015	2014	2013	3 Year Average
GPO retention rate (1)	99%	99%	93%	97%
SaaS institutional renewal rate (2)	94%	94%	96%	95%

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

Our Business Segments

We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services, as addressed in Note 24 - Segments to the audited consolidated financial statements of the Annual Report. We have no significant foreign operations or revenues.

Supply Chain Services

Our supply chain services segment assists our members in managing their non-labor expense categories through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites, specialty pharmacy offerings and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® collaborative. Our supply chain services segment consists of the following products and solutions:

Group Purchasing.   Our national portfolio of approximately 2,000 contracts with approximately 1,100 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

Our contract portfolio is designed to offer our healthcare provider members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members' specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by the particular member with assistance from our field force. Since there are no specific fulfillment requirements needed in our single and multi-source contracts, in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a health system.

We continually innovate our GPO programs and supply chain platforms. For example, our EXPRESSbuy® program enables coordinated, limited-time, volume-driven purchasing opportunities that offer savings beyond regular contract pricing. Through a proprietary web-based application, we offer our members the opportunity to aggregate committed volumes and achieve additional price discounts while allowing our suppliers to sell targeted products, including time-sensitive or excess inventory, more efficiently and at reduced costs.

Our GPO programs target multiple markets, including acute care and alternate site settings. Our alternate site program, one of the largest in the United States, with approximately 120,000 members as of June 30, 2015, includes the following:

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

ProviderSelect MD®.   ProviderSelect MD® is one of the nation's largest group purchasing programs for physicians. Focused specifically on independent physician practices, the program offers members access to nearly all of our GPO supplier contracts.

Premier REACH®.   Premier REACH® is a group purchasing program for non-healthcare entities, including education (e.g., K-12 schools, colleges and universities, and early childhood education), hospitality, recreation (e.g., stadiums, parks and fairgrounds) and employee food programs. Our Premier REACH® members have access to nearly all of our GPO supplier contracts including food service, facilities products and services, information technology and administrative services.

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

Direct Sourcing.   Our direct sourcing business, SVS, LLC d/b/a S2S Global ("S2S Global"), was established to help our members access a diverse product portfolio and to provide transparency to manufacturing costs and competitive pricing to our members. Through our consolidated subsidiary, S2S Global, we facilitate the development of product specifications with our members, source or contract manufacture the products to member specifications and sell products directly to our members or suppliers. By engaging with our members at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefit our members by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities under two distinct brands: PremierPro™, which is designated for our members, and Prime Plus™, which is designated for our other customers, primarily regional distributors with private-label product programs.

SaaS Informatics Products.  Members of our GPO have access to utilize certain components of our PremierConnect Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below.

ASCEND® Collaborative.   Our ASCEND® Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the collaborative. Through our ASCEND® Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2015, approximately 730 U.S. hospital members, which represent approximately 114,000 hospital beds, participated in our ASCEND® Collaborative. These hospital member participants have identified approximately $290 million in additional savings as compared to their U.S. hospital peers not participating in ASCEND® since its inception in 2009. For calendar year 2014, these member participants had approximately $13.55 billion in committed annual supply chain purchasing spend.

Performance Services

Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and advisory services. We believe we are one of the largest informatics and advisory services businesses in the United States focused exclusively on healthcare providers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our performance services segment includes our PremierConnect® technology offerings, advisory services and collaboratives and insurance services, as follows:

PremierConnect®:

Premier has created a world-class integrated data warehouse and technology platform infrastructure for continuous performance improvement called PremierConnect®. Discrete applications within these domains allow members to analyze data through detailed standard and ad-hoc analyses, benchmarking, interactive dashboards, mobile access, and custom report services. This portfolio of performance improvement solutions is comprised of the following domains:

PremierConnect Quality & Regulatory: The PremierConnect Quality & Regulatory domain enables health systems and providers to identify and target high-value quality improvement areas that drive greater clinical effectiveness and efficiency across the health system.

PremierConnect Safety: The PremierConnect Safety domain enables health systems and providers to improve patient safety, including ongoing infection prevention, antimicrobial stewardship, reduction of hospital-acquired conditions and real-time clinical surveillance used to drive faster, more informed decisions.

PremierConnect Supply Chain: The PremierConnect Supply Chain domain enables health systems and providers to lower supply chain costs through leading supply chain management analytics, evidence-based purchasing and innovative supply chain and operations technology that drives efficiency and effectiveness throughout the entire procurement life cycle.

PremierConnect Operations: The PremierConnect Operations domain enables health systems and providers to build a sustainable infrastructure for labor management across the continuum of care utilizing a suite of labor management applications that integrate benchmarking and productivity data from acute, outpatient and ambulatory settings.

PremierConnect Population Health: The PremierConnect Population Health domain enables health systems and providers to transition to value-based care through actionable business intelligence and analytics that provide population and provider insights from measuring and benchmarking acute and ambulatory clinical performance.

PremierConnect® Enterprise: The PremierConnect Enterprise domain enables health systems and providers to generate business intelligence and self-service analytics through an integrated data warehouse and analytics platform that provides data acquisition, management and integration capabilities.

Performance Improvement Collaboratives:

QUEST® Collaborative. Through our QUEST® Collaborative (QUEST®), we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. QUEST® builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to hospitals for high quality in several clinical areas and reported quality data on its website. The collaborative currently targets improvements in seven domains, including evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate hospital use and community health. As of June 30, 2015, QUEST® had approximately 370 participating U.S. hospitals working together and utilizing our SaaS informatics products to develop highly standardized quality, safety and cost metrics. QUEST® seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists today. We believe that our members who participate in QUEST® are better prepared to deal with healthcare reform requirements and, by improving in the seven domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.

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

PACT™-Partnership for Care Transformation Collaboratives. Our Partnership for Care Transformation Collaborative, or PACT™ Collaborative, is focused on helping members develop effective models of care for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care for a defined population (i.e., accountable care organizations). Our PACT™ Collaborative provides members with the opportunity to share accountable care developmental strategies, programs, and other best practices. The collaborative provides valuable assistance to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts.

Partnership for Patients Collaborative.   We participated in the CMS-established Partnership for Patients initiative, a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form Partnership for Patients to decrease preventable hospital-acquired conditions and readmissions. Our Hospital Engagement Network (HEN) serves as a mobile classroom with Clinical Improvement Advisors (CIAs). In December 2014, CMS terminated the Partnership for Patients initiative.

Data Alliance Collaborative. A group of the nation’s leading health systems have launched the Data Alliance Collaborative to ensure that healthcare providers have the technology and analytics in place to improve quality and lower costs. These forward-thinking providers are working together with Premier to disrupt the way healthcare information technology is developed. Data Alliance Collaborative members are using integrated data (e.g., clinical, claims, labor, supply chain, administrative, financial, patient experience, genomics, etc.) to develop new insights and answer the complex questions driven by the transformation to population-based care. They are innovating collaboratively to meet their current needs and are creating the conceptual and technical foundation that enables them to respond nimbly to an uncertain future.

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

Using various specialists and advisors, we provide wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs. Certain of these specialists, called performance partners, drive clinical, financial and operational improvement through the use of our SaaS informatics products. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using our informatics tools and applications, these clinical performance partners mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts lasting from one to five years in duration.

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

Supply Chain Services

In connection with the Reorganization and IPO, our member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and the IPO. Pursuant to the terms of its GPO participation agreement, each of these member owners receive revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through our GPO supplier contracts. In addition, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fees revenue for fiscal year 2015, each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's member facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Subject to certain termination rights, these GPO participation agreements are for an initial five-year term, although our two largest regional GPO member owners have entered into agreements with seven-year terms. The terms of the GPO participation agreements vary as a result of provisions in our existing arrangements with member owners that conflict with the terms of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements with certain terms that vary from the standard form, which were approved by the member agreement review committee of our board of directors, based upon regulatory constraints, pending merger and acquisition activity or other exigent circumstances affecting those member owners. Historically, certain non-owner members have operated under, and following the completion of the Reorganization and IPO, continue to operate under, contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the current GPO participation agreements following the Reorganization.

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

In our direct sourcing activities, we earn revenue from product sales. Products are sold to our members through direct shipment and distributor and wholesale channels. Products are also sold to regional medical-surgical distributors and other non-healthcare industries (i.e., foodservice). We have contracts with our members that buy products through our direct shipment option. These contracts do not usually provide a guaranteed purchase or volume commitment requirement.

Performance Services

SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 100 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.

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

Sales

       We conduct sales through our embedded field force, our dedicated national sales team and our Premier Performance Partners advisors, collectively comprised of approximately 550 employees as of June 30, 2015.

       Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2015, our field force was deployed to nine regions across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.

       Our sales team provides national sales coverage for establishing initial member relationships and works with our field force to increase sales to existing members. Our regional sales teams are aligned with the nine regions in our field force model.

       Our Premier Performance Partners team identifies and targets advisory engagements and wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs.

Intellectual Property

       We offer our members a range of products to which we own intellectual property rights, including online services, best practices content, databases, electronic tools, web-based applications, performance metrics, business methodologies, proprietary algorithms, software products and advisory services deliverables. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, domain names and other intellectual property rights that, in the aggregate, are of material importance to our business.

We protect our intellectual property by relying on federal, state and common law rights, as well as contractual arrangements. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

Research and Development

       Our research and development, or R&D, expenditures primarily consist of our strategic investment in internally developed software to further our initiatives, and new product development in the areas of cost management, quality and safety and population health management. We have also made significant investments in our SaaS informatics product offerings. We expensed $2.9 million, $3.4 million and $9.4 million for R&D activities for fiscal years 2015, 2014 and 2013, respectively, and capitalized software development costs of $57.9 million, $41.1 million and $31.3 million for fiscal years 2015, 2014 and 2013, respectively. We experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.

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

The primary competitors to our supply chain services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc., MedAssets, Inc. and Novation LLC. In addition, we compete against certain healthcare provider-owned GPOs in this segment. Our specialty pharmacy competes with Caremark Inc. (owned by CVS Caremark Corporation), Curascript, Inc./Accredo (owned by Express Scripts Holding Co.), Diplomat Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.

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

Affordable Care Act

       In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to with the PPACA as the Affordable Care Act. The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. The timetable for implementing many provisions of the Affordable Care Act remains unsettled, and we do not know what effect the federal Affordable Care Act or state law proposals may have on our business.

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

       The U.S. Department of Health and Human Services, or HHS, created certain safe harbor regulations which, if fully complied with, assure parties to a particular arrangement covered by a safe harbor that they will not be prosecuted under the Anti-Kickback Statute. We attempt to structure our group purchasing services, pricing discount arrangements with suppliers, and revenue share arrangements with applicable members to meet the terms of the safe harbor for GPOs set forth at 42 C.F.R. § 1001.952(j) and the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. From time to time, HHS, through its Office of Inspector General, makes formal and informal inquiries, conducts investigations and audits the business practices of GPOs, including our GPO, the result of which could be new rules, regulations or in some cases, a formal enforcement action.

To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our Reorganization and IPO on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, will concur that these actions satisfy their applicable rules and regulations.

       False Claims Act.     Our business is also subject to numerous federal and state laws that forbid the submission or "causing the submission" of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

       Privacy and Security Laws.     The Health Insurance Portability and Accountability Act, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of individually identifiable health information, referred to as "protected health information." The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. In addition to establishing these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.

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

       With the enactment of the Health Information Technology for Economic and Clinical Health, or HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. On January 17, 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expand the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS. The 2013 final rule became effective on March 26, 2013 and the compliance date for most provisions was September 23, 2013. The modifications to the HIPAA Breach Notification Rule requirements are currently effective and being enforced.

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

       Other Federal and State Laws.     In addition to our obligations under HIPAA there are other federal laws that impose specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. Most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements, and special rules for so-called "sensitive" health information, such as mental health, genetic testing results, or Human Immunodeficiency Virus, or HIV, status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.

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

Antitrust Laws

       The Sherman Antitrust Act and related federal and state antitrust laws prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. The antitrust laws are complex laws that generally prohibit conspiracies and agreements between competitors that can unreasonably restrain trade. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, first issued in 1993, or the Healthcare Statements, the DOJ and the Federal Trade Commission, or FTC, set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers. Under this antitrust safety zone, the DOJ and FTC will not challenge, except in extraordinary circumstances, joint purchasing arrangements among healthcare providers that meet two basic conditions: (i) the purchases made by the healthcare providers account for less than 35% of the total sales of the purchased product or service in the relevant market; and (ii) the cost of the products and services purchased jointly account for less than 20% of the total revenues from all products and services sold by each competing participant in the joint purchasing arrangement.

       We have attempted to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. However, no assurance can be given that enforcement authorities will agree with this assessment. From time to time, the group purchasing industry comes under review by congress and other governmental bodies with respect to antitrust laws. In connection with the 2002 hearing by the U.S. Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights, we and other operators of GPOs formed the Healthcare Supply Chain Association, or HSCA, which developed a code of conduct to assure compliance with ethical and legal standards, including the antitrust laws. In addition, in 2002 we adopted our own Code of Conduct in consultation with a leading ethicist.

       On August 11, 2009, we and several other operators of GPOs received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among us and our members, distributors, manufacturers and other suppliers, and requesting certain information about the services we perform and the payments we receive in connection with our GPO programs. On September 25, 2009, we and several other operators of GPOs received a request for information from the U.S. Government Accountability Office, or GAO, also concerning our services and relationships with our members in connection with our GPO programs. Subsequently, we and other operators of GPOs received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled "Group Purchasing Organizations-Services Provided to Customers and Initiatives Regarding Their Business Practices." On that same day, the Minority Staff of the U.S. Senate Finance Committee released a report titled "Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations." On March 30, 2012, the GAO released a report titled "Group Purchasing Organizations-Federal Oversight and Self-Regulation." On November 24, 2014, the GAO released a report titled "Funding Structure Has Potential Implications for Medicare Costs."

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

Compliance Department

       We have developed a compliance program that is designed to monitor that our operations are conducted in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with a compliance manual that has been developed to communicate our code of conduct, standards of conduct, and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics and Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.

Employees

       As of June 30, 2015, we employed approximately 1,800 persons, approximately 51% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange
Commission (the “SEC”). You may read and copy the documents that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain further information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also inspect these reports and other information without charge at a website maintained by the SEC. The address of this site is https://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.

We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), Instagram (https://instagram.com/premierha), Foursquare (https://foursquare.com/premierha) and Premier’s blog (https://actionforbetterhealthcare.com).

Except as specifically indicated otherwise, the information available on our website, the SEC's website and the social media outlets identified above, is not and shall not be deemed a part of this Annual Report.

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. An investment in our Class A common stock involves a degree of risk. Before evaluating our Company or making an investment in our Class A common stock, you should carefully consider the following risks, as well as the other information contained in this annual report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, the trading price of our Class A common stock could decline, and you may lose part or all of your investment. This section does not describe all risks that are or may become applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. Some statements in this annual report, including such statements in the following risk factors, constitute forward‑looking statements. See the section entitled “Cautionary Note Regarding Forward‑Looking Statements.” More detailed information concerning other risk factors as well as those described below is contained in other sections of this annual report.

Risks Related to Our Business

We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

We deliver products and services through two business segments: supply chain services and performance services. The market for our products and services in each segment is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, user needs and the frequent introduction of new products and services.

The primary competitors to our supply chain services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc., MedAssets, Inc. and Novation LLC. In addition, we compete against certain healthcare provider‑owned GPOs in this segment. Our specialty pharmacy competes with Caremark Inc. (owned by CVS Caremark Corporation), Curascript, Inc./Accredo (owned by Express Scripts Holding Co.), Diplomat Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.

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

A key element of our strategy is to market the various products and services in our supply chain services and performance services segments directly to healthcare providers, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing members. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. If we experience an extended or delayed sales cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations.

Member participation in our GPO programs may be terminated with limited or no notice and/or without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.

In connection with the Reorganization, we entered into new GPO participation agreements with all of our member owners existing immediately prior to the completion of the Reorganization. These GPO participation agreements are generally terminable at any time by either party, upon one year’s prior written notice, in the event of a change of control of the member owner, and are also terminable for convenience upon one year’s prior written notice, at any time after the second anniversary of the beginning of the applicable term, as well as terminable for cause under certain circumstances (including, due to a material breach of the terms of the GPO participation agreement). Also, in the event that a member owner ceases to be a party to a GPO participation agreement (except in certain limited circumstances), Premier LP will have the option to redeem all of such member owner’s Class B common units pursuant to an exchange agreement (the "Exchange Agreement") at a purchase price set forth in the LP Agreement. Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services. We believe that establishing and maintaining a good professional reputation and name recognition are critical for attracting and retaining member participation in our GPO programs. Promotion and enhancement of our name will depend largely on our success in continuing to provide high quality products and services. Therefore, our brand name and reputation will suffer if members do not perceive our products and services to be effective or of high quality or if there are inaccuracies or defects in our solutions.

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

In order to maintain or increase our revenues and margins while implementing these strategies, we would have to increase sales volumes of existing products and services or introduce and sell new products and services in amounts sufficient to compensate for the reduced revenue effect of price reductions. If our competitors in these lines of business similarly reduce or obtain lower prices for their members, as applicable, this may create further financial, operational and strategic challenges. We cannot assure you that our business strategies will be successful, which could have a material adverse effect on our business, financial condition and results of operations.

The markets for our non-GPO services and products may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.

While the products and services in our non-GPO lines of business are becoming more accepted, the market for these products and services remains narrowly based, and it is uncertain whether these products and services will achieve and sustain the high levels of demand and market acceptance we anticipate. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives relating to businesses other than the GPO business, particularly if those businesses do not grow significantly. We are currently focusing on data analytics and other technology opportunities and our success will depend to a substantial extent on the willingness of existing and potential new members, large and small, to increase their use of our SaaS informatics products. Many companies have invested substantial personnel and financial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our services. Furthermore, some companies may be reluctant or unwilling to use our services, because they have concerns regarding the risks associated with the security and reliability of, among other things, the technology delivery model associated with these services. If companies do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our business, financial condition and results of operations.

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

Government actions could also limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our members. Specifically, CMS may implement a competitive bidding program for selected items paid for by the Medicare program. We cannot predict which products and services we offer will ultimately be affected or whether or when the competitive bidding process will be extended to our businesses. The implementation of the competitive bidding program could have an adverse impact on our business, financial condition and results of operations.

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

Our success depends on providing products and services within our supply chain services and performance services segments that healthcare providers use to improve clinical, financial and operational performance. Our competitors are constantly developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ requirements that could make our existing technology, products or service offerings obsolete. Additionally, some healthcare information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by healthcare providers. These developments may adversely impact the demand for our products and services. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high quality products and services that members and potential new members will want. Our operating results would also suffer if our innovations are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity, or are not effectively brought to market. Many of our existing member relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to member preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members and be unable to obtain new members and our results of operations may suffer. In addition, cancellation of any of our products and services after implementation has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.

We derive a significant portion of our revenues from our largest members.

Our top five members, who are all participants in our group purchasing programs, comprised approximately 19% of our consolidated net revenues for fiscal year 2015. Our largest member, GNYHA Purchasing Alliance, LLC and its member organizations, comprised approximately 9.3% of our consolidated net revenues for the same period. The sudden loss of any of our members that are participants in our group purchasing programs could materially and adversely affect our operating results. In addition, certain of our top five members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our supply chain services segment and the loss of any of these additional members could also materially and adversely affect our operating results.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

Our business strategy includes growth through acquisitions. Future acquisitions may not be completed on the most favorable terms and acquired assets or businesses may not be successfully integrated into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities of an acquired company, some of which may not become known until after the acquisition;

•	the acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such entity into compliance;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core businesses;

•	having difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	entering new markets in which we have little to no experience;

•	impairing relationships with employees, members, and strategic partners,

•
failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies;

•	the amortization of purchased intangible assets;

•
incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; and

•	diluting the share value and voting power of existing stockholders.

The anticipated benefits of our previous acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition. We anticipate that acquisitions will play a larger role in our business strategy in the future, and there can be no assurances that any future acquisitions will be successful.

In addition, expenses associated with potential acquisitions, including among other things, due diligence costs, legal, accounting, technology and financial advisor fees, travel, and internal resources utilization can be significant. These expenses are required to be incurred regardless of the outcome on any potential acquisition opportunity. In instances where acquisitions are not ultimately completed these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.

Our business and growth strategy also includes non-controlling investments in other businesses. In the event these investments do not perform as well as expected, we could experience a material adverse effect on the value of our investment that could adversely impact our financial condition, results of operations and our Class A common stock price.

Prior to investing in other businesses, we conduct accounting, financial, legal and business due diligence. However, notwithstanding such due diligence efforts, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. In addition, to the extent we invest in a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment. Generally, current and future investments are, and will be, made on a non-controlling basis, so we have limited ability to influence the financial or business operations of the companies in which we invest. If our investment loses value, we may be required to write down or write off our investment, or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items and not have a material impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us, our business strategy or our common stock.

We are subject to litigation from time to time, which could have a material adverse effect on our business, financial condition and results of operations.

We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, which from time to time may include claims relating to commercial, product liability, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, and other material limitations on our business.

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

Our ability to deliver our performance services segment products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable telephone, facsimile, and pager systems. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third‑party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We are also currently in the process of migrating some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, and other natural disasters;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, and similar disruptive problems; and

•	other potential interruptions.

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

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members that may impede our critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our members or other third parties could expose us, our members, or other third parties affected to a risk of loss or misuse of this information, result in litigation, governmental inquiry and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security.

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

From time to time, we may engage teaming partners or other third parties to provide our members with a single‑source solution. For example, through partnerships with suppliers we offer performance improvement collaboratives and clinical, financial and operational SaaS informatics products, such as PopulationFocus, CareFocus, NetworkFocus and QualityAdvisor. While we believe that we perform appropriate due diligence on our teaming partners and other third parties, we cannot guarantee that those parties will comply with the terms set forth in their agreements. We may have disputes with our teaming partners or other third parties arising from the quality and timeliness of their work, member concerns about them or other matters. Performance deficiencies or misconduct by our teaming partners or other third parties could result in a member terminating our contract for default and/or could adversely affect our member relationships. We may be exposed to liability and we and our members may be adversely affected if a teaming partner or other third party fails to meet its contractual obligations.

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

As part of our direct sourcing activities, which are a part of our supply chain services segment, we contract with manufacturing facilities in various parts of the world, including facilities in China, which are subject to operating hazards and interruptions. Operations at these manufacturing facilities could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, a major catastrophe such as an earthquake, hurricane, flood, tsunami or other natural disaster, or significant labor strikes, work stoppages, or political unrest. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation, governmental inquiry, or materially reduced revenues and cash flow in our direct sourcing activities. In addition our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, Susan D. DeVore, our President and Chief Executive Officer, Michael J. Alkire, our Chief Operating Officer, Craig S. McKasson, our Senior Vice President and Chief Financial Officer, Keith J. Figlioli, our Senior Vice President of Healthcare Informatics, and Durral R. Gilbert, our President of Supply Chain Services are critical to the management of our business and operations and the development of our strategic direction. The loss of services of Ms. DeVore, Messrs. Alkire, McKasson, Figlioli, Gilbert or any of our other executive officers or key personnel could have a material adverse effect on our business, financial condition and results of operations. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We may need to obtain additional financing which may not be available or, if it is available, may result in dilution to our then-existing stockholders and decreased stock prices for our Class A common stock.

We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships;

•	respond to competitive pressures; and

•	acquire complementary businesses, assets, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted, and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders. In addition, the issuance of dilutive securities may have downward price pressures on the trading prices of our Class A common stock.

Our future indebtedness could adversely affect our business and our liquidity position.

On June 24, 2014, we entered into a five-year $750 million unsecured revolving credit facility, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $250 million on terms and conditions mutually acceptable to the parties. As of June 30, 2015, we had no amounts outstanding under this credit facility.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•	limit our flexibility to plan for and react to changes in our business and the healthcare industry;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt than us;

•	limit our ability to pursue acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.

Our unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the credit facility requires us to meet specified financial ratios and tests. In addition, any debt securities we may issue in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.

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

Certain of our member agreements provide for guaranteed levels of savings in which some portion or all of our fees are at risk and refundable if our products and services do not result in the achievement of these financial performance targets. The amount of guaranteed savings in the member agreements in place on June 30, 2015 represent less than 1% of our net revenue in the event that no savings are identified. These member agreements are reviewed and approved by the member agreement review committee of our board of directors, which is comprised of a subset of our independent directors and our president and chief executive officer, in order to manage and protect potential conflict of interest issues with member owners. If we are unable to meet or exceed savings guarantee levels, we may be required to pay any difference between savings that were guaranteed and the savings, if any, which were actually achieved. To the extent that any revenue is subject to contingency for the non-achievement of a performance target, we only recognize revenue upon member confirmation that the financial performance targets have been achieved. If a member fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed. Additionally, certain of our contracts include the potential for a payment based on a percentage achieved on certain financial performance targets, which we may or may not earn when expected or at all.

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

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	our ability to offer new and innovative products and services;

•	regulatory changes, including changes in the healthcare laws;

•	unforeseen legal expenses, including litigation and settlement costs;

•	the purchasing and budgeting cycles of our members;

•	the lengthy sales cycles for our products and services, which may cause significant delays or an inability to generate revenues;

•	pricing pressures with respect to our future sales;

•	the timing and success of our or our competitors’ new product and service offerings;

•	member decisions, especially those involving our larger member relationships, regarding renewal or termination of their contracts;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development, adaptation, acquisition, or integration of acquired technologies or businesses;

•	the financial condition of our current and potential new members; and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

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

In March 2010, President Obama signed into law the Affordable Care Act. The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to promote community‑based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Regulations for implementing many provisions of the Affordable Care Act are being released on an ongoing basis, and we do not know what effect the federal Affordable Care Act or any state law proposals may have on our business.

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

On July 23, 2013, the HHS Office of Inspector General published Advisory Opinion 13‑09 addressing a transaction proposed to be undertaken by the competitor referred to in the preceding paragraph. Under this proposal, the competitor, which is a publicly‑traded company, would issue stock to certain of its current and prospective customers in exchange for the customers’ agreement to extend or enter into a five‑ to seven‑year contract that would require the customer to commit not to decrease its historical level of purchases through the competitor’s GPO supplier contracts over the term of the contract and to agree to a reduction in the percentage of administrative fee revenue share paid by the competitor to such customer on an annual basis. The amount of stock given to each customer would be equal to the amount of the reduction in revenue share due to the customer over the term of the contract. The HHS Office of Inspector General concluded that the competitor’s proposed transaction could potentially generate prohibited remuneration under the Anti‑Kickback Statute and that the HHS Office of Inspector General could potentially impose administrative sanctions on the competitor in connection with the arrangement. The HHS Office of Inspector General first noted that the granting of stock to customers would not fit within the discount safe harbor and therefore must be assessed based on the totality of the facts and circumstances. The HHS Office of Inspector General then observed that when a GPO passes through administrative fees to its customers, such fees could be treated as discounts on the price of goods sold by the vendors and the GPO and its customers could meet the reporting and other requirements of the discount safe harbor. This in turn could reduce costs to federal healthcare programs. The HHS Office of Inspector General asserted that the competitor’s proposed arrangement, to the contrary, would result in a portion of a customer’s revenue share, which would otherwise be reflected as a reduction in expense on the customer’s cost reports, being exchanged for stock which would have no potential to benefit payers, including federal healthcare programs. The HHS Office of Inspector General cited three additional factors which, in its view, increase the risk of fraud and abuse posed by the competitor’s proposed transaction: (i) the customers receiving stock would be required to extend their contracts (or enter into new contracts) with the competitor’s GPO for five to seven years; (ii) the stock granted by the competitor would be tied to the customers’ past purchases; and (iii) customers would not be permitted to decrease their volume of purchases through the competitor’s group purchasing contracts. In the HHS Office of Inspector General’s view, the combination of these three factors would result in customers potentially being rewarded with stock based upon their past referrals and being locked into long‑term contracts under which they would be forced to maintain historical purchasing levels for an extended period of time regardless of whether the competitor is getting them the best prices. We believe that the terms of the Reorganization are distinguishable from those described in Advisory Opinion 13‑09 requested by our competitor. As discussed above, we periodically receive and respond to questions from government agencies on various matters and we responded to an informal request in July 2014 from the HHS Office of Inspector General to enumerate the factors that distinguish our Reorganization from the fact pattern in Advisory Opinion 13-09 and to discuss how the GPO Participation Agreements comply with the discount safe harbor to the Anti-Kickback Statute. We have had no further correspondence or interaction, oral or written, with the HHS Office of Inspector General since that time. There is no safe harbor to the Anti-Kickback Statute that is applicable to the Reorganization in its entirety across all of the agreements, and no assurance can be given that the HHS Office of Inspector General or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms of our Reorganization or our relationship with our members violate the Anti‑Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

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

On August 11, 2009, we and several other operators of GPOs received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among us and our members, distributors, manufacturers and other suppliers, and requesting certain information about the services we perform and the payments we receive in connection with our GPO programs. On September 25, 2009, we and several other operators of GPOs received a request for information from the GAO, also concerning our services and relationships with our members in connection with our GPO programs. Subsequently, we and other operators of GPOs received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations-Services Provided to Customers and Initiatives Regarding Their Business Practices.” On that same day, the Minority Staff of the U.S. Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations.” On March 30, 2012, the GAO released a report titled “Group Purchasing Organizations-Federal Oversight and Self-Regulation.” In February, 2014, the GAO released a report examining the current situation regarding shortages of certain drugs and contributing factors to those shortages. Among the areas examined was the role of GPOs as a potential cause of the drug shortages. While the report cited some stakeholder perspectives and studies related to GPOs contributing to the cause of drug shortages, the report did not make any recommendations related to GPOs. In early 2014, we and four other GPOs received a survey from the GAO inquiring about purchasing volume, administrative fees and business activities. On November 24, 2014, the GAO released a report titled "Funding Structure Has Potential Implications for Medicare Costs." No assurance can be given regarding any further inquiries or actions arising or resulting from the report or otherwise, or any related impact on our business, financial condition or results of operations.

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

Most of the products offered through our GPO supplier contracts, specialty pharmacies and direct sourcing activities are subject to direct regulation by federal and state governmental agencies. We rely upon suppliers who use our services to meet all safety and effectiveness, quality control, packaging, distribution, labeling, hazard and health information notice, record keeping and licensing requirements. In addition, we rely upon the carriers retained by our suppliers to comply with regulations regarding the shipment of any hazardous or perishable materials.

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

In addition, pursuant to the GPO participation agreements, Premier LP is contractually required to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner’s member facilities through our GPO supplier contracts. Additionally, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fee revenue for fiscal year 2015, each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner’s member facilities through the member owner’s own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Finally, certain non-owner members have historically operated under, and following the completion of the Reorganization and our IPO, continue to operate under, contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we have been providing to our member owners under our current GPO participation agreements.

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

Our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Class B common stock, giving them control of approximately 74% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2015. Our member owners may also own, from time to time, shares of our Class A common stock, thereby further increasing their aggregate voting power. Pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement"), the trustee will vote all of the member owners’ Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, our member owners have the ability to elect all of the members of our board of directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, at June 30, 2015 our member owners owned 100% of our outstanding Class B common units, representing approximately 74% of the units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners’ tax or other considerations even where no similar benefit would accrue to us.

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

As a result of our acquisition of Class B common units of Premier LP from the member owners in connection with our IPO, and any subsequent exchanges of Class B common units with us for shares of Class A common stock, we expect to become entitled to special tax benefits attributable to tax basis adjustments involving amounts generally equal to the difference between our purchase price for the acquired Class B common units (or, in the case of an exchange, the value of the shares of Class A common stock issued by us) and our share of the historic tax basis in Premier LP’s tangible and intangible assets that is attributable to the acquired Class B common units. We entered into an agreement with each of our member owners in connection with our IPO, we must pay to the member owners 85% of the amount, if any, by which our tax payments to various tax authorities are reduced as a result of these special tax benefits. We are also obligated to make certain other payments on the occurrence of certain events that would terminate the agreement with respect to certain member owners. The tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of any exchanges between us and the member owners, the amount and timing of our income and the amount and timing of the amortization and depreciation deductions and other tax benefits attributable to the tax basis adjustments.

As a result of our use of proceeds from our IPO and assuming that Premier is able to timely benefit from the anticipated tax benefits, we anticipated that the future aggregate amount of payments to be made by us under the tax receivable agreements to the member owners would be approximately $192.3 million, generally payable over the 15 years (under the current law) beginning in the year the income tax return is filed for the fiscal year ended June 30, 2015. As mentioned above, payments under the tax receivable agreements are made as Premier realizes tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and subsequent quarterly exchanges between us and the member owners. The foregoing amount reflects payments with respect to the initial purchase of Class B common units. We paid $11.5 million to the member owners during the year ended June 30, 2015 in connection with the initial exchanges and reduced the liability by $2.0 million in connection with departed member owners. Additional amounts payable under the tax receivable agreements for subsequent exchanges of Class B common units made by the member owners during the year ended June 30, 2015 are $57.1 million, which resulted in $235.9 million in tax receivable agreement liabilities as of June 30, 2015. We expect to fund our payments under the tax receivable agreements from distributions we receive from Premier LP.

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

Under tax receivable agreements (the "Tax Receivable Agreements") entered into with our member owners in connection with the IPO, we are entitled to retain 15% of the total tax savings we realize as a result of increases in tax basis created by the purchase of Class B common units, as well as any future exchanges of Class B common units for our Class A common stock, and as a result of certain other tax benefits attributable to payments under the Tax Receivable Agreements. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

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

We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the rules and regulations to which we are subject as a result of being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors. Finally, we expect to incur additional compliance costs now that we no longer qualify as an “emerging growth company” or receive the benefits of such status.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes‑Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We no longer qualify as an emerging growth company, and thus, we are now subject to the auditors’ attestation requirement. We are also required to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ requirements, among other items. Establishing these internal controls have been and will continue to be costly and may divert management’s attention.

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

Our relatively small public float in relation to that of other public companies may adversely impact the liquidity of our Class A common stock.

Prior to our listing in October 2013, there was no public market for our Class A common stock. Our member owners control approximately 74% of the voting power of our common stock through their ownership of our Class B common stock, which is not publicly traded. As a result, our Class A common stock shares may be less liquid than the shares of other newly public companies or other public companies generally and there may be imbalances between supply and demand for our shares. As a result, our Class A common stock share price may experience significant volatility and may not necessarily reflect the value of our expected performance. We cannot assure you that a regular trading market of our Class A common stock on NASDAQ or elsewhere will be sustained. Accordingly, we cannot assure you of your ability to sell your Class A common stock when desired, or at all, or the prices that you may obtain for such Class A common stock.

If securities or industry analysts publish negative research or reports about us or our industry, or if any downgrade their recommendations regarding our Class A common stock, our Class A common stock price could decline.

The trading market for our Class A common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publishes inaccurate or unfavorable research about us or our industry, our Class A common stock price may decline.

Our stock price may be volatile and may fluctuate or decline substantially.

The market price of our Class A common stock may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to holders of Class A common stock, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

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

We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale will have on the market price of our Class A common stock from time to time. At June 30, 2015, we had 37,668,870 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.

At June 30, 2015, there were 106,382,552 Class B common units of Premier LP outstanding. In connection with the Reorganization and IPO, Premier, Inc., Premier LP and the member owners entered into an Exchange Agreement which became effective upon the completion of the Reorganization and IPO. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the Exchange Agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the audit committee of our board of directors, subject to certain restrictions. This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the Registration Rights Agreement) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of Class B common stock, which will automatically be retired. Any shares of Class A common stock issued as part of this exchange would be “restricted securities,” as defined in Rule 144 of the Securities Act, or Rule 144. In connection with the Reorganization and our IPO, we entered into a registration rights agreement (the "Registration Rights Agreement") with the member owners pursuant to which we registered under the Securities Act in November 2014 the resale of these shares of Class A common stock. On October 31, 2015, the second tranche of Class B common units, representing 15,901,130 units, become eligible for exchange.  Including Class B common units eligible for exchange as of the date of this Annual Report, a cumulative amount of 26,572,413 Class B common units will be eligible for exchange on October 31, 2015.

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

Our headquarters and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. As of June 30, 2015, we occupy and lease the following facilities:

	Location	Lease Expiration Date
Aperek, Inc.	Raleigh, NC	June 30, 2019
Commcare Pharmacy FTL, LLC	Ft. Lauderdale, FL	August 31, 2016
Commcare Pharmacy MIA, LLC	Miami, FL	January 31, 2018
Commcare Pharmacy WPB, LLC	West Palm Beach, FL	November 15, 2016
Meddius, LLC	Charlottesville, VA	November 1, 2017
MEMdata, LLC	College Station, TX	April 3, 2017
Premier, Inc.	Charlotte, NC	February 28, 2026
Premier, Inc.	Washington, DC	April 30, 2019
Premier Insurance Management Services, Inc.	San Diego, CA	November 30, 2019
SVS, LLC	Charlotte, NC	April 30, 2016
SVS, LLC	Rockville, MD	November 30, 2017
SYMMEDRx, LLC	Overland Park, KS	November 30, 2019
TheraDoc, Inc.	Salt Lake City, UT	March 31, 2017

Leases approaching their stated expiration dates are generally extended pursuant to their terms or renegotiated as required.  We currently expect leases with stated expiration dates during the next year to be extended or renegotiated accordingly.

Item 3. Legal Proceedings

We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties and other material limitations on our business.

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

Additional information relating to certain legal proceedings in which we are involved is included in Note 23 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.

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

Price Range of Common Stock
	Price Range
	of Common Stock
Fiscal Year ended June 30, 2015	High	Low
Fourth Quarter	$39.81	$36.04
Third Quarter	$39.20	$31.36
Second Quarter	$35.27	$29.29
First Quarter	$32.98	$27.95

	Price Range
	of Common Stock
Fiscal Year ended June 30, 2014	High	Low
Fourth Quarter	$35.00	$26.52
Third Quarter	$38.87	$32.04
Second Quarter (from September 26, 2013)	$38.51	$29.30
Holders

Based on the stock transfer records of our Class A common stock transfer agent, as of August 21, 2015, there were 37,762,718 shares of our Class A common stock issued and outstanding, held by one holder of record. Because substantially all of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 21, 2015, 106,078,063 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Premier Trust. However, our Class B common stock is beneficially owned by our 176 member owners.

Dividend Policy

We did not pay any dividends during the fiscal years ended June 30, 2015 and 2014. We do not anticipate paying any cash dividends for the foreseeable future. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities include restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters incorporated herein by reference.

Purchases of Equity Securities

There were no repurchases of equity securities during the year ended June 30, 2015. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Company Stock Performance

The performance graph below shows a 21-month comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on September 26, 2013 (our first trading day), in each of:

•	our Class A common stock;

•	the Standard & Poor’s S&P 500® stock index (“S&P 500 index”);

•	the NASDAQ Composite stock index (“NASDAQ Composite index”);

•	a customized peer group of fourteen companies selected by us that we believe is better aligned with our company (the “Peer Group”); and

•	a customized peer group of twelve companies previously used by us (the “Prior Peer Group).

In our Form 10-K for the year ended June 30, 2014, we used the S&P 500 index as our broad equity market index for our performance graph comparison.  However, we have determined that the NASDAQ Composite index is a more appropriate broad equity market index because it is a broader index and our stock is listed on NASDAQ.   Our Class A common stock is not part of the S&P 500 index.

We have used the Peer Group, a group selected in good faith and used by our compensation committee for benchmarking purposes, for peer comparison purposes because we believe this group provides an accurate representation of our peers. The Peer Group consists of the following fourteen companies: Advisory Board Co, Allscripts Healthcare Solutions Inc., Athenahealth Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., IHS Inc., IMS Health Holdings Inc., Magellan Health Inc., MedAssets Inc., Navigant Consulting Inc., Owens & Minor Inc., Patterson Companies Inc. and Quality Systems Inc. The Prior Peer Group consists of the following twelve companies: Advisory Board Co., Allscripts Healthcare Solutions, Inc., Athenahealth, Inc., Cardinal Health Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., McKesson Corp, MedAssets Inc., Navigant Consulting Inc., Owens & Minor Inc. and Quality Systems Inc.

Compared to the Prior Peer Group, our current Peer Group includes: IHS Inc., IMS Health Holdings Inc, Magellan Health Inc. and Patterson Companies, Inc. and excludes: Cardinal Health, Inc. and McKesson Corp.  Our compensation committee determined it appropriate to reconfigure our peer group to a more representative group of appropriately sized companies that reflect our diverse and growing business model.  As we grow and develop as a public company, and as the companies in our Peer Group change, our Compensation Committee will continue to review and reconfigure our Peer Group as applicable.

The information contained in the performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

Value of Investment as of Stated Date:
Company/Index Name	9/26/2013	6/30/2014	6/30/2015
Premier, Inc. Class A Common Stock*	$100.00	$94.62	$125.48
S&P 500	$100.00	$118.40	$127.19
NASDAQ Composite	$100.00	$117.85	$133.69
Peer Group	$100.00	$106.38	$119.55
Prior Peer Group	$100.00	$125.47	$149.64

* As noted above, we have not paid any cash dividends during the period covered by the graph.

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The Company, through its wholly-owned subsidiary, Premier GP, holds an approximately 26% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier LP. The limited partners' approximately 74% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
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
We derived the selected historical consolidated financial data presented below for the years ended June 30, 2015, 2014, 2013, 2012 and 2011 from the audited consolidated financial statements and related notes of Premier, Inc, and PHSI, as applicable, included elsewhere in this Annual Report. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.
We have reclassified certain prior period amounts to be consistent with the current period presentation.
The following tables set forth selected historical consolidated financial and operating data for the five-year period ended June 30, 2015 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements contained elsewhere herein.

	Year ended June 30,
(In Thousands, Except Per Share Amounts)	2015 (1)	2014 (2)	2013	2012 (3)	2011 (4)
Consolidated Statements of Income Data:
Net revenue:
Net administrative fees (5)	$457,020	$464,837	$519,219	$473,249	$457,951
Other services and support	270,748	233,186	205,685	178,552	158,179
Services	727,768	698,023	724,904	651,801	616,130
Products	279,261	212,526	144,386	116,484	64,628
Total net revenue	1,007,029	910,549	869,290	768,285	680,758
Cost of revenue:	396,910	307,625	237,413	189,719	119,875
Gross profit	610,119	602,924	631,877	578,566	560,883
Operating expenses:
Selling, general and administrative	332,004	294,421	248,301	240,748	242,863
Research and development	2,937	3,389	9,370	12,583	8,685
Amortization of purchased intangible assets	9,136	3,062	1,539	3,146	3,463
Total operating expenses	344,077	300,872	259,210	256,477	255,011
Operating income	266,042	302,052	372,667	322,089	305,872
Other income, net (6)	5,085	58,274	12,145	12,808	11,092
Income before income taxes	271,127	360,326	384,812	334,897	316,964
Income tax expense	36,342	27,709	9,726	8,229	4,704
Net income	234,785	332,617	375,086	326,668	312,260
Less/Add: Net (income) loss attributable to noncontrolling interest in S2S Global (7)	(1,836)	(949)	1,479	608	—
Less: Net income attributable to noncontrolling interest in Premier LP (8)	(194,206)	(303,336)	(369,189)	(323,339)	(309,840)
Net income attributable to noncontrolling interest	(196,042)	(304,285)	(367,710)	(322,731)	(309,840)
Net income attributable to stockholders	$38,743	$28,332	$7,376	$3,937	$2,420
Adjustment of redeemable limited partners' capital to redemption amount	(904,035)	(2,741,588)	—	—	—
Net (loss) income attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(865,292)	$(2,713,256)	$7,376	$3,937	$2,420

(Loss) earnings per share attributable to stockholders - basic	$(24.25)	$(105.85)	$1.26	$0.64	$0.39
(Loss) earnings per share attributable to stockholders - diluted	$(24.25)	$(105.85)	$1.26	$0.64	$0.39
Weighted average shares of outstanding stock - basic	35,681	25,633	5,858	6,183	6,273
Weighted average shares of outstanding stock - diluted	35,681	25,633	5,858	6,183	6,273

	Year ended June 30,
(In Thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities, current	$387,189	$291,606	$255,619	$241,669	$251,609
Working capital (9)	283,538	198,174	220,893	200,799	193,162
Property and equipment, net	147,625	134,551	115,587	101,630	86,140
Total assets	$1,530,191	$1,246,656	$598,916	$554,939	$532,361
Deferred revenue (10)	39,824	15,694	18,880	19,820	17,911
Total liabilities	$568,461	$472,293	$213,513	$196,990	$199,464
Redeemable limited partners' capital (11)	4,079,832	3,244,674	307,635	279,513	257,459
Class A common stock	377	324	57	61	62
Additional paid-in capital	—	—	28,866	35,427	36,090
(Accumulated deficit) retained earnings	(3,118,474)	(2,469,873)	50,599	43,223	39,286
Total stockholders' (deficit) equity	$(3,118,102)	$(2,470,311)	$77,768	$78,436	$75,438
(1) Amounts include the results of operations of TheraDoc, Inc. ("TheraDoc") and Aperek, Inc. ("Aperek"), both in our performance services segment, from September 1, 2014 and August 29, 2014, respectively, the dates of acquisition of all the outstanding shares of common stock of TheraDoc for $108.6 million and Aperek for $47.4 million. See Note 4 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2015.
(2) Amounts include the results of operations of MEMdata, LLC ("MEMdata"), Meddius, L.L.C. ("Meddius") and SYMMEDRx, LLC ("SYMMEDRx"), all in our performance services segment, from April 7, 2014, October 31, 2013 and July 19, 2013, respectively, the dates of acquisition of all the outstanding shares of common stock of MEMdata for $6.1 million, Meddius for $7.7 million and SYMMEDRx for $28.7 million. See Note 4 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2014.
(3) Amounts include the results of operations of S2S Global in our supply chain services segment from December 6, 2011 the date of acquisition of 60% of the outstanding shares of common stock of S2S Global for $500,000.
(4) Amounts include the results of operations of Commcare in our supply chain services segment from November 1, 2010, the date of acquisition of all the outstanding shares of common stock of Commcare for $35.9 million.
(5) Following the completion of the Reorganization and IPO, we are contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's member facilities through our GPO supplier contracts. Prior to the Reorganization and IPO, we did not generally have a contractual requirement to pay revenue share to member owners participating in our GPO programs, but paid semi-annual distributions of partnership income. In addition, certain non-owner members have historically operated under, and, following the Reorganization and IPO, continue to operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the GPO participation agreements following the Reorganization and IPO. As a result, our revenue share expense as a percentage of gross administrative fees increased for the fiscal years ended June 30, 2015 and 2014 which resulted in a decrease in net administrative fees for the fiscal year ended June 30, 2015 and 2014 when compared to the actual net administrative fees for the prior fiscal years.
(6) Other income, net consists primarily of equity in net income of unconsolidated affiliates related to our 50% ownership interest in Innovatix, interest income, net and realized gains and losses on our marketable securities (which represent our interest and investment income, net) and gain or loss on disposal of assets.
(7) PSCI currently owns a 100% voting and economic interest in S2S Global as a result of its February 2, 2015 purchase of the remaining noncontrolling interest (40%) in S2S Global. Prior to February 2, 2015, PSCI owned a 60% voting and economic interest in S2S Global. Net loss attributable to noncontrolling interest in S2S Global represents the portion of net loss attributable to the noncontrolling equity holders of S2S Global (40%) prior to the February 2, 2015 purchase.
(8) PHSI, through Premier Plans, owned a 1% controlling general partnership interest in Premier LP prior to the Reorganization. Net income attributable to noncontrolling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 78% following the Reorganization and 99% prior to the Reorganization.
(9) Working capital represents the excess of total current assets over total current liabilities.
(10) Deferred revenue is primarily related to deferred subscription fees and deferred advisory fees in our performance services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.
(11) Redeemable limited partners' capital consists of the limited partners' approximately 74% ownership of Premier LP after the Reorganization and IPO and subsequent quarterly exchanges pursuant to the Exchange Agreement and 99% ownership of Premier LP prior to the Reorganization and IPO. Pursuant to the terms of the existing limited partnership agreement of Premier LP, Premier LP is required to repurchase a limited partner's interest upon the withdrawal of such limited partner and therefore the interest in Premier LP is classified as temporary equity in the mezzanine section of the consolidated balance sheets. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

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

Business Overview
Our Business
We are a leading healthcare performance improvement company, uniting an alliance of approximately 3,600 U.S. hospitals and 120,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health SaaS informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2015, we were controlled by 176 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. As of June 30, 2015, the Class A common stock and Class B common stock represented approximately 26% and 74% of our combined Class A and Class B common stock (the "common stock"). As of June 30, 2015, all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement discussed in Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements.
We generated net revenue of $1,007.0 million, $910.5 million and $869.3 million, net income of $234.8 million, $332.6 million, and $375.1 million and Adjusted EBITDA of $393.2 million, $392.3 million, and $419.0 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. On a non-GAAP pro forma basis, after giving effect to the Reorganization and the IPO, we generated net revenue of $1,007.0 million, $869.3 million and $764.3 million, net income of $234.8 million, $294.6 million and $247.3 million, and Adjusted EBITDA of $393.2 million, $351.0 million, and $314.0 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Non-GAAP pro forma adjustments for the impact of the Reorganization and IPO do not impact operating results for the year ended June 30, 2015.

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
Our supply chain services segment includes one of the largest healthcare GPOs in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $678.1 million for fiscal year 2014 to $738.3 million for fiscal year 2015, representing net revenue growth of 9%, and accounted for 73% of our overall net revenue. Supply chain services segment net revenue grew from $664.1 million in fiscal year 2013 to $678.1 million in fiscal year 2014, representing net revenue growth of 2%, and in fiscal year 2014 accounted for 74% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $232.4 million for fiscal year 2014 to $268.8 million for fiscal year 2015, representing revenue growth of 16%, and in fiscal year 2015 accounted for 27% of our overall net revenue. Performance services net revenue grew from $205.2 million in fiscal year 2013 to $232.4 million in fiscal year 2014, representing net revenue growth of 13%, and in fiscal year 2014 accounted for 26% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our technology-enabled performance improvement collaboratives.
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
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $1.4 million, $3.8 million and $5.2 million during fiscal years ended June 30, 2015, 2014 and 2013, respectively. The strategic and financial restructuring expense incurred during fiscal year ended June 30, 2015 is primarily attributable to the company directed offering conducted pursuant to the Registration Rights Agreement discussed in Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements.
We may incur additional financial and restructuring expenses in connection with future quarterly exchanges pursuant to the Exchange Agreement and company directed offerings pursuant to the Registration Rights Agreement.
Acquisitions
On February 2, 2015 we purchased the remaining 40% of the outstanding shares of common stock of S2S Global for approximately $14.5 million. In connection with the purchase, we repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the line of credit. We utilized available funds on hand to complete the acquisition and pay-off the S2S Global line of credit.

On September 1, 2014, we completed the acquisition of TheraDoc, Inc. ("TheraDoc"), a leading provider of clinical surveillance software to healthcare organizations across the country that bring together disparate data from a hospital's source systems and helps alert clinicians to potential risks, for $108.6 million. We utilized available funds on hand to complete the acquisition. The primary reason for our acquisition of TheraDoc was to augment our capabilities across our existing platform and associated applications in an effort to help our hospital and health system members to improve clinical outcomes, lower costs, and strengthen regulatory compliance.
On August 29, 2014 we completed the acquisition of Aperek, Inc. ("Aperek"), (formerly Mediclick), a SaaS-based supply chain solutions company focused on purchasing workflow and analytics, for $47.4 million. We utilized available funds on hand to complete the acquisition. The primary reason for our acquisition of Aperek, a business with a track record of analyzing and reducing costs for health systems through the innovative use of data, was to continue to strengthen the Company's ability to drive improvement in member cost savings.
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
The success of our supply chain services revenue streams are influenced by the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans, and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing.
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from endorsed commercial insurance programs.
Our performance services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and advisory services to new and existing members, impact of applied research initiatives, renewal of existing subscriptions to our SaaS informatics products and expansion into new markets with potential future acquisitions.
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
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. As such, the low effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income tax at Premier.
Net Income Attributable to Noncontrolling Interest
As of June 30, 2015, we owned an approximate 26% controlling general partner interest in Premier LP through Premier GP. We owned a 100% voting and economic interest in S2S Global, through our 100% interest in PSCI, as a result of the purchase of the remaining 40% noncontrolling interest on February 2, 2015. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 74%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%) prior to the February 2, 2015 purchase. Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to approximately 74%, as of June 30, 2015, as a result of completed quarterly exchanges pursuant to the Exchange Agreement.

Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share, and Free Cash Flow.
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
We define Adjusted Fully Distributed Earnings Per Share as earnings per share attributable to Premier (i) excluding income tax expense, (ii) excluding impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP and (v) reflecting an adjustment for income tax expense on non-GAAP pro forma fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Earnings Per Share is a non-GAAP financial measure because it represents earnings per share attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items, the effects of noncontrolling interests in Premier LP, and the impact of the adjustment of redeemable limited partners' capital to redemption amount.
We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. Free Cash Flow is a non-GAAP financial measure because it does not represent net cash provided by operating activities alone but takes into consideration the ongoing distributions to limited partners and purchase of property and equipment that are necessary for ongoing business operations and long-term value creation. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services as well as development of new and upgraded products and services to support future growth. Free Cash Flow is important because it allows us to enhance shareholder value through acquisitions, partnerships, joint ventures, investments in related business and/or debt reduction. Also, Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayment.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, which began on October 31, 2014, and occur each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our new revolving facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow are not measurements of financial performance under GAAP, may have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP. Some of the limitations of EBITDA, Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our revolving credit facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share are not measures of profitability under GAAP.
We also urge you to review the reconciliation of these non-GAAP measures included elsewhere in this Annual Report. To properly and prudently evaluate our business, we encourage you to review the audited consolidated financial statements and related notes included elsewhere in this Annual Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow are susceptible to varying calculations, the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow measures, as presented in this Annual Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

As discussed in more detail below under "Results of Operations," we also use a non-GAAP pro forma presentation in this Annual Report for consolidated operating results prior to October 1, 2013, the effective date of the Reorganization and IPO. We believe this presentation is useful because our consolidated operating results prior to the Reorganization and IPO are not indicative of our results for periods after the Reorganization and IPO. This non-GAAP pro forma presentation is for informational purposes only and does not purport to reflect our historical results or operations or financial position. This non-GAAP pro forma presentation should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. Further, this presentation does not project our results of operations or financial position for any future period or date. You should carefully review our historical actual results presented herein.

Results of Operations
Our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented non-GAAP pro forma results reflecting the following for all applicable periods presented, to provide a more indicative comparison between current and prior periods. The non-GAAP pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the applicable periods presented. The non-GAAP pro forma consolidated financial information should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred on the dates assumed. The non-GAAP pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date. The non-GAAP pro forma results reflect the following for the periods indicated:

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

Years Ended June 30, 2015 and 2014
The following table summarizes our actual consolidated results of operations for the fiscal years ended June 30, 2015 and 2014 and non-GAAP pro forma consolidated results of operations for the fiscal year ended June 30, 2014 (in thousands, except per share data):

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments	(1)	Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$457,020	45%	$464,837	51%	$(41,263)	(2)	$423,574	49%
Other services and support	270,748	27%	233,186	26%	—		233,186	27%
Services	727,768	72%	698,023	77%	(41,263)		656,760	76%
Products	279,261	28%	212,526	23%	—		212,526	24%
Net revenue	1,007,029	100%	910,549	100%	(41,263)		869,286	100%
Cost of revenue:
Services	143,290	14%	115,740	13%	—		115,740	13%
Products	253,620	25%	191,885	21%	—		191,885	22%
Cost of revenue	396,910	39%	307,625	34%	—		307,625	35%
Gross profit	610,119	61%	602,924	66%	(41,263)		561,661	65%
Operating expenses:
Selling, general and administrative	332,004	33%	294,421	33%	—		294,421	35%
Research and development	2,937	—%	3,389	—%	—		3,389	—%
Amortization of purchased intangible assets	9,136	1%	3,062	—%	—		3,062	—%
Total operating expenses	344,077	34%	300,872	33%	—		300,872	35%
Operating income	266,042	26%	302,052	33%	(41,263)		260,789	30%
Other income, net	5,085	1%	58,274	6%	—		58,274	7%
Income before income taxes	271,127	27%	360,326	39%	(41,263)		319,063	37%
Income tax expense	36,342	4%	27,709	3%	(3,239)	(3)	24,470	3%
Net income	234,785	23%	332,617	36%	(38,024)		294,593	34%
Net income attributable to noncontrolling interest in S2S Global	(1,836)	—%	(949)	—%	—		(949)	—%
Net income attributable to noncontrolling interest in Premier LP	(194,206)	(19)%	(303,336)	(33)%	57,690	(4)	(245,646)	(28)%
Net income attributable to noncontrolling interest	(196,042)	(19)%	(304,285)	(33)%	57,690		(246,595)	(28)%
Net income attributable to stockholders	$38,743	4%	$28,332	3%	$19,666		$47,998	6%
Adjustment of redeemable limited partners' capital to redemption amount	$(904,035)	nm	$(2,741,588)	nm	$—		$(2,741,588)	nm
Net loss attributable to stockholders after adjustment of redeemable partners' capital to redemption amount	$(865,292)	nm	$(2,713,256)	nm	nm		$(2,693,590)	nm

Weighted average shares outstanding:
Basic	35,681	nm	25,633	nm	na		na	na
Diluted	35,681	nm	25,633	nm	na		na	na

Loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount
Basic	$(24.25)	nm	$(105.85)	nm	na		na	na
Diluted	$(24.25)	nm	$(105.85)	nm	na		na	na

Adjusted EBITDA (5)	$393,175	39%	$392,288	43%	na		$351,025	40%
Adjusted Fully Distributed Net Income (6)	$208,169	21%	na	na	na		$188,561	22%
Earnings per share on net income attributable to stockholders (7)	$1.05	nm	$1.10	nm	na		na	na
Adjusted Fully Distributed Earnings Per Share (8)	$1.43	nm	na	na	na		$1.30	nm

nm = Not meaningful
na = Not Applicable
(1)    Represents the adjustments related to the Reorganization and IPO described below.
(2)    Represents the impact related to the change in revenue share described above in "Results of Operations."
(3)    Represents the income tax impact of the Reorganization and IPO effective October 1, 2013.
(4)    Represents the decrease in noncontrolling interest in Premier LP from 99% to 78%.

(5)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$234,785	$332,617	$(38,024)	$294,593
Interest and investment income, net (b)	(866)	(1,019)	—	(1,019)
Income tax expense	36,342	27,709	(3,239)	24,470
Depreciation and amortization	45,186	36,761	—	36,761
Amortization of purchased intangible assets	9,136	3,062	—	3,062
EBITDA	324,583	399,130	(41,263)	357,867
Stock-based compensation expense	28,498	19,476	—	19,476
Acquisition related expenses (c)	9,037	2,014	—	2,014
Strategic and financial restructuring expenses (d)	1,373	3,760	—	3,760
Loss (gain) on investment (e)	1,000	(38,372)	—	(38,372)
Adjustment to tax receivable agreement liability (f)	—	6,215	—	6,215
Loss on disposal of long-lived assets	15,243	—	—	—
Other expense, net (g)	70	65	—	65
Acquisition related adjustment - deferred revenue (h)	13,371	—	—	—
Adjusted EBITDA	$393,175	$392,288	$(41,263)	$351,025

Segment Adjusted EBITDA:
Supply Chain Services	$391,180	$396,470	$(41,263)	$355,207
Performance Services	90,235	73,898	—	73,898
Corporate (i)	(88,240)	(78,080)	—	(78,080)
Adjusted EBITDA	393,175	392,288	(41,263)	351,025
Depreciation and amortization	(45,186)	(36,761)	—	(36,761)
Amortization of purchased intangible assets	(9,136)	(3,062)	—	(3,062)
Stock-based compensation expense	(28,498)	(19,476)	—	(19,476)
Acquisition related expenses (c)	(9,037)	(2,014)	—	(2,014)
Strategic and financial restructuring expenses (d)	(1,373)	(3,760)	—	(3,760)
Adjustment to tax receivable agreement liability (f)	—	(6,215)	—	(6,215)
Acquisition related adjustment - deferred revenue (h)	(13,371)	—	—	—
Equity in net income of unconsolidated affiliates	(21,285)	(16,976)	—	(16,976)
Deferred compensation plan income (expense)	753	(1,972)	—	(1,972)
Operating income	266,042	302,052	(41,263)	260,789
Equity in net income of unconsolidated affiliates	21,285	16,976	—	16,976
Interest and investment income, net (b)	866	1,019	—	1,019
(Loss) gain on investment (e)	(1,000)	38,372	—	38,372
Loss on disposal of long-lived assets	(15,243)	—	—	—
Other (expense) income, net (g)	(823)	1,907	—	1,907
Income before income taxes	$271,127	$360,326	$(41,263)	$319,063

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the fiscal year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the fiscal year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(e)	Represents the loss on investment for the fiscal year ended June 30, 2015 and the gain on sale of investment in GHX for the fiscal year ended June 30, 2014.

(f)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

(g)	Represents gains and losses on investments and other assets.

(h)
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

(i)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(6)	The table that follows shows the reconciliation of net income attributable to stockholders to non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
Net income attributable to stockholders	$38,743	$28,332
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	36,342	27,709
Stock-based compensation expense	28,498	19,476
Acquisition related expenses (a)	9,037	2,014
Strategic and financial restructuring expenses (b)	1,373	3,760
Loss (gain) on investment (c)	1,000	(38,372)
Adjustment to tax receivable agreement liability (d)	—	6,215
Loss on disposal of long-lived assets	15,243	—
Acquisition related adjustment - deferred revenue (e)	13,371	—
Amortization of purchased intangible assets	9,136	3,062
Net income attributable to noncontrolling interest in Premier LP (f)	194,206	303,336
Non-GAAP pro forma fully distributed income before income taxes	346,949	314,269
Income tax expense on fully distributed income before income taxes (g)	138,780	125,708
Non-GAAP pro forma Adjusted Fully Distributed Net Income	$208,169	$188,561

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to the Reorganization and IPO. During the fiscal year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the fiscal year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the fiscal year ended June 30, 2015 and the gain on sale of investment in GHX for the fiscal year ended June 30, 2014.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

(7)
The table that follows shows the reconciliation of (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

	Year Ended June 30,
	2015	2014
Reconciliation of numerator for loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

Net loss attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(865,292)	$(2,713,256)
Adjustment of redeemable limited partners' capital to redemption amount	904,035	2,741,588
Net income attributable to stockholders	38,743	28,332

Reconciliation of denominator for loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

Weighted Average:
Common shares used for basic and diluted loss per share	35,681	25,633
Potentially dilutive shares	1,048	124
Weighted average fully distributed shares outstanding - diluted	36,729	25,757

Reconciliation of loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:
Loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(24.25)	$(105.85)
Impact of adjustment of redeemable limited partners' capital to redemption amount	25.34	106.96
Impact of potentially dilutive shares	(0.04)	(0.01)
Non-GAAP earnings per share on net income attributable to stockholders - diluted	$1.05	$1.10

(8)
The table that follows shows the reconciliation of the numerator and denominator for (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
Reconciliation of numerator for loss per share to non-GAAP Adjusted Fully Distributed Earnings Per Share:
Net loss attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(865,292)	$(2,713,256)
Adjustment of redeemable limited partners' capital to redemption amount	904,035	2,741,588
Net income attributable to stockholders	38,743	28,332
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	36,342	27,709
Stock-based compensation expense	28,498	19,476
Acquisition related expenses (a)	9,037	2,014
Strategic and financial restructuring expenses (b)	1,373	3,760
Loss (gain) on investment (c)	1,000	(38,372)
Adjustment to tax receivable agreement liability (d)	—	6,215
Loss on disposal of long-lived assets	15,243	—
Acquisition related adjustment - deferred revenue (e)	13,371	—
Amortization of purchased intangible assets	9,136	3,062
Net income attributable to noncontrolling interest in Premier LP (f)	194,206	303,336
Non-GAAP pro forma fully distributed income before income taxes	346,949	314,269
Income tax expense on fully distributed income before income taxes (g)	138,780	125,708
Non-GAAP pro forma Adjusted Fully Distributed Net Income	$208,169	$188,561

Reconciliation of denominator for (loss) earnings per share to non-GAAP Adjusted Fully Distributed Earnings Per Share:
Weighted Average:
Common shares used for basic and diluted loss per share	35,681	25,633
Potentially dilutive shares	1,048	124
Class A common stock outstanding	—	6,742
Conversion of Class B common units	108,518	112,584
Weighted average fully distributed shares outstanding - diluted	145,247	145,083
(a)    Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to the Reorganization and IPO. During the fiscal year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the fiscal year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the fiscal year ended June 30, 2015 and the gain on sale of investment in GHX for the fiscal year ended June 30, 2014.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

The table that follows shows the reconciliation of (loss) earnings per share attributable to stockholders to non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share for the periods presented:

	Year Ended June 30,
	2015	2014
Loss per share attributable to stockholders after adjustment to redeemable limited partners' capital to redemption amount	$(24.25)	$(105.85)
Adjustment to redeemable limited partners' capital to redemption amount	25.34	106.96
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(1.61)
Impact of additions:
Income tax expense	1.02	1.08
Stock-based compensation expense	0.80	0.76
Acquisition related expenses (a)	0.25	0.08
Strategic and financial restructuring expenses (b)	0.04	0.15
Loss (gain) on investment (c)	0.03	(1.50)
Adjustment to tax receivable agreement liability (d)	—	0.24
Loss on disposal of long-lived assets	0.43	—
Acquisition related adjustment - deferred revenue (e)	0.37	—
Amortization of purchased intangible assets	0.26	0.12
Net income attributable to noncontrolling interest in Premier LP (f)	5.44	11.83
Impact of corporation income tax (g)	(3.90)	(4.90)
Impact of increased share count (h)	(4.40)	(6.06)
Non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share	$1.43	$1.30

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to the Reorganization and IPO. During the fiscal year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the fiscal year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the fiscal year ended June 30, 2015 and the gain on sale of investment in GHX for the fiscal year ended June 30, 2014.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

(h)	Reflects impact of increased share count assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our actual net revenue for the year ended June 30, 2015 and 2014, respectively, and our non-GAAP pro forma net revenue for the year ended June 30, 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$457,020	45%	$464,837	51%	$(41,263)	(a)	$423,574	49%
Other services and support	1,977	—%	778	—%	—		778	—%
Services	458,997	45%	465,615	51%	(41,263)		424,352	49%
Products	279,261	28%	212,526	23%	—		212,526	24%
Total Supply Chain Services	738,258	73%	678,141	74%	(41,263)		636,878	73%
Performance Services:
Other services and support	268,771	27%	232,408	26%	—		232,408	27%
Total net revenue	$1,007,029	100%	$910,549	100%	$(41,263)		$869,286	100%

(a)	Represents the impact related to the change in revenue share.
Total net revenue for the year ended June 30, 2015 was $1,007.0 million, an increase of $96.5 million, or 11%, from total net revenue of $910.5 million for the year ended June 30, 2014 and an increase of $137.7 million, or 16%, from non-GAAP pro forma net revenue of $869.3 million for the year ended June 30, 2014.
Supply Chain Services
Our supply chain services segment net revenue for the year ended June 30, 2015 was $738.3 million, an increase of $60.2 million, or 9%, from supply chain services segment net revenue of $678.1 million for the year ended June 30, 2014 and an increase of $101.4 million, or 16%, from non-GAAP pro forma supply chain services segment net revenue of $636.9 million for the year ended June 30, 2014.
Net administrative fees revenue in our supply chain services segment for the year ended June 30, 2015 was $457.0 million, a decrease of $7.8 million, or 2%, from $464.8 million for the year ended June 30, 2014. The decrease in net administrative fees revenue is primarily due to the increase in revenue share of $43.4 million reflecting the 30% revenue share payable to member owners after the Reorganization on October 1, 2013, offset by further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, as well as the impact of increased utilization trends. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipts of supplier member purchasing reports and administrative fee payments at quarter-end.
Net administrative fees revenue for the year ended June 30, 2015 was $457.0 million, an increase of $33.4 million, or 8%, from non-GAAP pro forma net administrative fees revenue of $423.6 million for the year ended June 30, 2014. The increase in net administrative fees revenue was primarily attributable to the impact of further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, as well as the impact of increased utilization trends.
Product revenue in our supply chain services segment for the year ended June 30, 2015, was $279.3 million, an increase of $66.8 million, or 31%, from $212.5 million for the year ended June 30, 2014. Product revenue in our supply chain services segment increased for the year ended June 30, 2015, due to $37.4 million of increased specialty pharmacy revenue and $30.9 million of increased direct sourcing revenue, as a result of growth in our specialty pharmacy, including member growth as well as access to additional drug therapies entering the market, and ongoing expansion of member support for our direct sourcing offering. We expect our specialty pharmacy and direct sourcing program revenue to continue to grow to the extent we are able to expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Other services and support revenue in our performance services segment for the year ended June 30, 2015 was $268.8 million, an increase of $36.4 million, or 16%, from $232.4 million for the year ended June 30, 2014. The increase was primarily the result of growth in our SaaS subscription and license revenue of $31.7 million, primarily related to the acquisitions of TheraDoc and Aperek, growth in advisory services of $12.5 million, primarily from cost management and population health management, offset by decline in performance improvement collaboratives of $8.0 million, primarily related to the termination of Partnership for Patients (PfP) contract in December 2014. We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of savings. Non-GAAP pro forma adjustments do not impact financial results for our performance services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Year Ended June 30,
	2015	2014
Cost of revenue:
Products	$253,620	$191,885
Services	143,290	115,740
Total cost of revenue	$396,910	$307,625
Cost of revenue by segment:
Supply Chain Services	$255,794	$194,689
Performance Services	141,116	112,936
Total cost of revenue	$396,910	$307,625
Cost of revenue for the year ended June 30, 2015 was $396.9 million, an increase of $89.3 million, or 29%, from $307.6 million for the year ended June 30, 2014. Cost of product revenue increased by $61.7 million, which was primarily attributable to the increases in specialty pharmacy and direct sourcing revenue. We expect our cost of product revenue to increase as we enroll additional members into our specialty pharmacy program and sell additional direct-sourced medical products to new and existing members. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $27.6 million primarily due to an increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements, and increased salary costs related to advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
Cost of revenue for the supply chain services segment for the year ended June 30, 2015 was $255.8 million, an increase of $61.1 million, or 31%, from $194.7 million for the year ended June 30, 2014. The increase is primarily attributable to the growth in specialty pharmacy and direct sourcing, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the year ended June 30, 2015 was $141.1 million, an increase of $28.2 million, or 25%, from $112.9 million for the year ended June 30, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements, as well as increased salary costs related to advisory services.

Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Year Ended June 30,
	2015	2014
Operating expenses:
Selling, general and administrative	$332,004	$294,421
Research and development	2,937	3,389
Amortization of purchased intangible assets	9,136	3,062
Total operating expenses	344,077	300,872
Operating expenses by segment:
Supply Chain Services	$116,240	$105,544
Performance Services	105,252	80,808
Total segment operating expenses	221,492	186,352
Corporate	122,585	114,520
Total operating expenses	$344,077	$300,872
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2015 were $332.0 million, an increase of $37.6 million, or 13%, from $294.4 million for the year ended June 30, 2014. The increase was attributable to increased salaries and benefits, rent and utilities, and insurance expense due to the acquisitions of TheraDoc and Aperek as well as increased business development expenses related to member meetings and increased hardware and software maintenance costs related to the expansion and growth of SaaS informatics products. The increase is also the result of $9.0 million of increased stock-based compensation expense, as a result of twelve months of stock-based compensation expense for the year ended June 30, 2015 as compared to only nine months of stock-based compensation expense for the year ended June 30, 2014. In addition, increased acquisition-related expenses of $7.0 million were recognized during the year ended June 30, 2015 as compared to the year ended June 30, 2014.
Research and Development
Research and development expenses for the year ended June 30, 2015 were $2.9 million, a decrease of $0.5 million, or 15%, from $3.4 million for the year ended June 30, 2014. The decrease was primarily a result of a higher level of capitalized expenses in the current fiscal year from software in the development stages of production. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles that result in new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2015 was $9.1 million, an increase of $6.0 million, or 194%, from $3.1 million for the year ended June 30, 2014. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisitions of TheraDoc and Aperek. As we execute on our growth strategy and further deploy our available capital, we expect increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the year ended June 30, 2015 was $5.1 million, a decrease of $53.2 million from $58.3 million for the year ended June 30, 2014. This decrease is primarily attributable to the $15.2 million loss on disposal of long-lived assets recognized during the year ended June 30, 2015 in connection with our operations integration as a result of the TheraDoc acquisition and the $38.4 million gain recognized in connection with the sale of our 13% equity interest in GHX during the year ended June 30, 2014.
Income Tax Expense
Income tax expense for the year ended June 30, 2015 was $36.3 million, an increase of $8.6 million from $27.7 million for the year ended June 30, 2014, which is primarily attributable to the establishment of a valuation allowance on the majority of PHSI deferred tax assets due to uncertainties surrounding PHSI's ability to utilize these assets, offset by a reduction in book income in the current year and the recognition of a one-time tax expense of $11.9 million on the sale of the general partner interest during the year ended June 30, 2014. Our effective tax rate was 13.4% and 7.7% for the year ended June 30, 2015 and 2014, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income tax at the Company.
Income tax expense for the year ended June 30, 2015 was $36.3 million, an increase of $11.8 million, from $24.5 million of income tax expense on a non-GAAP basis, which reflects the impact of the Reorganization and IPO for the year ended June 30, 2014. The increase in tax expense is primarily due to the establishment of a valuation allowance on the majority of PHSI deferred tax assets offset by lower taxable income within our taxable corporations. Our effective tax rate was 13.4% for the year ended June 30, 2015 and 7.7% on a non-GAAP pro forma basis for the year ended June 30, 2014. The low effective tax rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income tax at the Company.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the year ended June 30, 2015 was $196.0 million, a decrease of $108.3 million, or 36%, from $304.3 million for the year ended June 30, 2014, primarily as a result of the gain on sale of investment in GHX of $38.4 million recognized during the year ended June 30, 2014, change in ownership of the limited partners of Premier LP from 99% to approximately 74% in connection with the Reorganization and IPO and subsequent quarterly exchanges pursuant to the Exchange Agreement, and increased revenue share in connection with the Reorganization and IPO. Net income attributable to noncontrolling interest was $196.0 million for the year ended June 30, 2015, a decrease of $50.6 million, or 21%, from $246.6 million on a non-GAAP pro forma basis for the year ended June 30, 2014, primarily due to increased net administrative fee revenue, offset by increased revenue share as a result of the Reorganization and IPO and the gain on sale of investment in GHX of $38.4 million recognized during the year ended June 30, 2014.
Non-GAAP Adjusted EBITDA

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	391,180	39%	396,470	44%	(41,263)	(a)	355,207	41%
Performance Services	90,235	9%	73,898	8%	—		73,898	9%
Total Segment Adjusted EBITDA	481,415	48%	470,368	52%	(41,263)		429,105	49%
Corporate	(88,240)	(9)%	(78,080)	(9)%	—		(78,080)	(9)%
Total Adjusted EBITDA	$393,175	39%	$392,288	43%	$(41,263)		$351,025	40%

(a)	Represents the impact related to the change in revenue share.
Adjusted EBITDA for the year ended June 30, 2015 was $393.2 million, an increase of $0.9 million, from $392.3 million for the year ended June 30, 2014. Adjusted EBITDA for the year ended June 30, 2015 was $393.2 million an increase of $42.2 million, or 12%, from non-GAAP pro forma Adjusted EBITDA of $351.0 million for the year ended June 30, 2014.
Segment Adjusted EBITDA for the supply chain services segment of $391.2 million for the year ended June 30, 2015 reflects a decrease of $5.3 million, or 1%, compared to $396.5 million for the year ended June 30, 2014, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Segment Adjusted EBITDA for the supply chain services segment of $391.2 million for the year ended June 30, 2015 reflects an increase of $36.0 million, or 10%, compared to non-GAAP pro forma Segment Adjusted EBITDA of $355.2 million for the year ended June 30, 2014, primarily as a result of the increased net administrative fees revenue and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $90.2 million for the year ended June 30, 2015 reflects an increase of $16.3 million, or 22%, compared to $73.9 million for the year ended June 30, 2014, as a result of the sale of new SaaS informatics products, effective management of operating expenses, and increased subscription and license revenue, partially offset by increased operating expenses, related to our acquisitions of Aperek and TheraDoc.

Years Ended June 30, 2014 and 2013
The following table summarizes our actual consolidated results of operations for the fiscal years ended June 30, 2014 and 2013 (in thousands, except per share data):

	Year Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$464,837	51%	$519,219	60%
Other services and support	233,186	26%	205,685	24%
Services	698,023	77%	724,904	84%
Products	212,526	23%	144,386	16%
Net revenue	910,549	100%	869,290	100%
Cost of revenue:
Services	115,740	13%	103,795	12%
Products	191,885	21%	133,618	15%
Cost of revenue	307,625	34%	237,413	27%
Gross profit	602,924	66%	631,877	73%
Operating expenses:
Selling, general and administrative	294,421	33%	248,301	29%
Research and development	3,389	—%	9,370	1%
Amortization of purchased intangible assets	3,062	—%	1,539	—%
Total operating expenses	300,872	33%	259,210	30%
Operating income	302,052	33%	372,667	43%
Other income, net	58,274	6%	12,145	1%
Income before income taxes	360,326	39%	384,812	44%
Income tax expense	27,709	3%	9,726	1%
Net income	332,617	36%	375,086	43%
Net (income) loss attributable to noncontrolling interest in S2S Global	(949)	—%	1,479	—%
Net income attributable to noncontrolling interest in Premier LP	(303,336)	(33)%	(369,189)	(42)%
Net income attributable to noncontrolling interest	(304,285)	(33)%	(367,710)	(42)%
Net income attributable to stockholders	$28,332	3%	$7,376	1%
Adjustment of redeemable limited partners' capital to redemption amount	$(2,741,588)	nm	$—	nm
Net (loss) income attributable to stockholders after adjustment of redeemable partners' capital to redemption amount	$(2,713,256)	nm	$7,376	nm

Weighted average shares outstanding
Basic	25,633	nm	5,858	nm
Diluted	25,633	nm	5,858	nm

(Loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount
Basic	$(105.85)	nm	$1.26	nm
Diluted	$(105.85)	nm	$1.26	nm

Adjusted EBITDA (5)	$392,288	43%	$419,025	48%
nm - Not Meaningful
na - Not Applicable

The following table summarizes our actual and non-GAAP pro forma consolidated results of operations for the fiscal year ended June 30, 2014 (in thousands, except per share data):

	Year Ended June 30,
	2014
	Actual		Adjustments	(1)	Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$464,837	51%	$(41,263)	(2)	$423,574	49%
Other services and support	233,186	26%	—		233,186	27%
Services	698,023	77%	(41,263)		656,760	76%
Products	212,526	23%	—		212,526	24%
Net revenue	910,549	100%	(41,263)		869,286	100%
Cost of revenue:
Services	115,740	13%	—		115,740	13%
Products	191,885	21%	—		191,885	22%
Cost of revenue	307,625	34%	—		307,625	35%
Gross profit	602,924	66%	(41,263)		561,661	65%
Operating expenses:
Selling, general and administrative	294,421	33%	—		294,421	35%
Research and development	3,389	—%	—		3,389	—%
Amortization of purchased intangible assets	3,062	—%	—		3,062	—%
Total operating expenses	300,872	33%	—		300,872	35%
Operating income	302,052	33%	(41,263)		260,789	30%
Other income, net	58,274	6%	—		58,274	7%
Income before income taxes	360,326	39%	(41,263)		319,063	37%
Income tax expense	27,709	3%	(3,239)	(3)	24,470	3%
Net income	332,617	36%	(38,024)		294,593	34%
Net income attributable to noncontrolling interest in S2S Global	(949)	—%	—		(949)	—%
Net income attributable to noncontrolling interest in Premier LP	(303,336)	(33)%	57,690	(4)	(245,646)	(28)%
Net income attributable to noncontrolling interest	(304,285)	(33)%	57,690		(246,595)	(28)%
Net income attributable to stockholders	$28,332	3%	$19,666		$47,998	6%
Adjustment of redeemable limited partners' capital to redemption amount	$(2,741,588)	nm	$—		$(2,741,588)	nm
Net loss attributable to stockholders after adjustment of redeemable partners' capital to redemption amount	$(2,713,256)	nm	nm		$(2,693,590)	nm

Weighted average shares outstanding:
Basic	25,633	nm	na		na	nm
Diluted	25,633	nm	na		na	nm

Loss per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount:
Basic	$(105.85)	nm	na		na	nm
Diluted	$(105.85)	nm	na		na	nm

Adjusted EBITDA (5)	$392,288	43%	na		$351,025	40%
Adjusted Fully Distributed Net Income (6)	na	na	na		$188,561	22%
Earnings per share attributable to stockholders (7)	$1.10	nm	na		na	nm
Adjusted Fully Distributed Earnings Per Share (8)	na	na	na		$1.30	nm

The following table summarizes our actual and non-GAAP pro forma consolidated results of operations for the fiscal year ended June 30, 2013 (in thousands, except per share data):

	Year Ended June 30,
	2013
	Actual		Adjustments	(1)	Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$519,219	60%	$(105,012)	(2)	$414,207	54%
Other services and support	205,685	24%	—		205,685	27%
Services	724,904	84%	(105,012)		619,892	81%
Products	144,386	16%	—		144,386	19%
Net revenue	869,290	100%	(105,012)		764,278	100%
Cost of revenue:
Services	103,795	12%	—		103,795	14%
Products	133,618	15%	—		133,618	17%
Cost of revenue	237,413	27%	—		237,413	31%
Gross profit	631,877	73%	(105,012)		526,865	69%
Operating expenses:
Selling, general and administrative	248,301	29%	—		248,301	33%
Research and development	9,370	1%	—		9,370	1%
Amortization of purchased intangible assets	1,539	—%	—		1,539	—%
Total operating expenses	259,210	30%	—		259,210	34%
Operating income	372,667	43%	(105,012)		267,655	35%
Other income, net	12,145	1%	—		12,145	2%
Income before income taxes	384,812	44%	(105,012)		279,800	37%
Income tax expense	9,726	1%	22,813	(3)	32,539	4%
Net income	375,086	43%	(127,825)		247,261	33%
Net loss attributable to noncontrolling interest in S2S Global	1,479	—%	—		1,479	—%
Net income attributable to noncontrolling interest in Premier LP	(369,189)	(42)%	150,726	(4)	(218,463)	(29)%
Net income attributable to noncontrolling interest	(367,710)	(42)%	150,726		(216,984)	(29)%
Net income attributable to stockholders	$7,376	1%	$22,901		$30,277	4%
Adjustment of redeemable limited partners' capital to redemption amount	$—	nm	$—		$—	nm
Net income attributable to stockholders after adjustment of redeemable partners' capital to redemption amount	$7,376	nm	nm		$30,277	nm

Weighted average shares outstanding:
Basic	5,858	nm	na		na	nm
Diluted	5,858	nm	na		na	nm

Earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount:
Basic	$1.26	nm	na		na	nm
Diluted	$1.26	nm	na		na	nm

Adjusted EBITDA (5)	$419,025	48%	na		$314,013	41%
Adjusted Fully Distributed Net Income (6)	na	na	na		$172,793	23%
Earnings per share attributable to stockholders (7)	$1.26	nm	na		na	nm
Adjusted Fully Distributed Earnings Per Share (8)	na	na	na		$1.18	nm
(1)    Represents the adjustments related to the Reorganization and IPO described below.
(2)    Represents the impact related to the change in revenue share described above in "Results of Operations."
(3)    Represents the income tax impact of the Reorganization and IPO effective October 1, 2013.

(4)    Represents the decrease in noncontrolling interest in Premier LP from 99% to 78%.

(5)
The table that follows shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Year Ended June 30,
	2014			2013
	Actual	Adjustments (a)	Non-GAAP Pro Forma	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$332,617	$(38,024)	$294,593	$375,086	$(127,825)	$247,261
Interest and investment income, net (b)	(1,019)	—	(1,019)	(965)	—	(965)
Income tax expense	27,709	(3,239)	24,470	9,726	22,813	32,539
Depreciation and amortization	36,761	—	36,761	27,681	—	27,681
Amortization of purchased intangible assets	3,062	—	3,062	1,539	—	1,539
EBITDA	399,130	(41,263)	357,867	413,067	(105,012)	308,055
Stock-based compensation	19,476	—	19,476	—	—	—
Acquisition related expenses (c)	2,014	—	2,014	—	—	—
Strategic and financial restructuring expenses (d)	3,760	—	3,760	5,170	—	5,170
Gain on sale of investment (e)	(38,372)	—	(38,372)	—	—	—
Adjustment to tax receivable agreement liability (f)	6,215	—	6,215	—	—	—
Other expense, net (g)	65	—	65	788	—	788
Adjusted EBITDA	$392,288	$(41,263)	$351,025	$419,025	$(105,012)	$314,013

Segment Adjusted EBITDA:
Supply Chain Services	$396,470	$(41,263)	$355,207	$431,628	$(105,012)	$326,616
Performance Services	73,898	—	73,898	56,456	—	56,456
Corporate (h)	(78,080)	—	(78,080)	(69,059)	—	(69,059)
Adjusted EBITDA	392,288	(41,263)	351,025	419,025	(105,012)	314,013
Depreciation and amortization	(36,761)	—	(36,761)	(27,681)	—	(27,681)
Amortization of purchased intangible assets	(3,062)	—	(3,062)	(1,539)	—	(1,539)
Stock-based compensation	(19,476)	—	(19,476)	—	—	—
Acquisition related expenses (c)	(2,014)	—	(2,014)	—	—	—
Strategic and financial restructuring expenses (d)	(3,760)	—	(3,760)	(5,170)	—	(5,170)
Adjustment to tax receivable agreement liability (f)	(6,215)	—	(6,215)	—	—	—
Equity in net income of unconsolidated affiliates	(16,976)	—	(16,976)	(11,968)	—	(11,968)
Deferred compensation plan expense	(1,972)		(1,972)	—	—	—
Operating income	302,052	(41,263)	260,789	372,667	(105,012)	267,655
Equity in net income of unconsolidated affiliates	16,976	—	16,976	11,968	—	11,968
Interest and investment income, net	1,019	—	1,019	965	—	965
Gain on sale of investment	38,372	—	38,372	—	—	—
Other income (expense), net	1,907	—	1,907	(788)	—	(788)
Income before income taxes	$360,326	$(41,263)	$319,063	$384,812	$(105,012)	$279,800

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(e)	Represents the gain on sale of investment in GHX.

(f)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

(g)	Represents gains and losses on investments and other assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(6)	The table that follows shows the reconciliation of net income attributable to stockholders to Non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Year Ended June 30,
	2014	2013
Net income attributable to stockholders	$28,332	$7,376
Non-GAAP pro forma adjustment for revenue share post-IPO	(41,263)	(105,012)
Income tax expense	27,709	9,726
Stock-based compensation expense	19,476	—
Acquisition related expenses (a)	2,014	—
Strategic and financial restructuring expenses (b)	3,760	5,170
Gain on sale of investment (c)	(38,372)	—
Adjustment to tax receivable agreement liability (d)	6,215	—
Amortization of purchased intangible assets	3,062	1,539
Net income attributable to noncontrolling interest in Premier LP (e)	303,336	369,189
Non-GAAP pro forma fully distributed income before income taxes	314,269	287,988
Income tax expense on fully distributed income before income taxes (f)	125,708	115,195
Non-GAAP pro forma Adjusted Fully Distributed Net Income	$188,561	$172,793

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Represents the gain on sale of investment in GHX.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

(7)
The table that follows shows the reconciliation of (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

	Year Ended June 30,
	2014	2013
Reconciliation of numerator for (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

Net (loss) income attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(2,713,256)	$7,376
Adjustment of redeemable limited partners' capital to redemption amount	2,741,588	—
Net income attributable to stockholders	28,332	7,376

Reconciliation of denominator for (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

Weighted Average:
Common shares used for basic and diluted (loss) earnings per share	25,633	5,858
Potentially dilutive shares	124	—
Weighted average fully distributed shares outstanding - diluted	25,757	5,858

Reconciliation of (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP earnings per share attributable to stockholders:

(Loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(105.85)	$1.26
Impact of adjustment of redeemable limited partners' capital to redemption amount	106.96	—
Impact of potentially dilutive shares	(0.01)	—
Non-GAAP earnings per share on net income attributable to stockholders - diluted	$1.10	$1.26

(8)
The table that follows shows the reconciliation of the numerator and denominator for (loss) earnings per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount to non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share for the periods presented (in thousands):

	Year Ended June 30,
	2014	2013
Reconciliation of numerator for (loss) earnings per share to non-GAAP Adjusted Fully Distributed Earnings Per Share:
Net (loss) income attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(2,713,256)	$7,376
Adjustment of redeemable limited partners' capital to redemption amount	2,741,588	—
Net income attributable to stockholders	28,332	7,376
Non-GAAP pro forma adjustment for revenue share post-IPO	(41,263)	(105,012)
Income tax expense	27,709	9,726
Stock-based compensation expense	19,476	—
Acquisition related expenses (a)	2,014	—
Strategic and financial restructuring expenses (b)	3,760	5,170
Gain on investment (c)	(38,372)	—
Adjustment to tax receivable agreement liability (d)	6,215	—
Amortization of purchased intangible assets	3,062	1,539
Net income attributable to noncontrolling interest in Premier LP (e)	303,336	369,189
Non-GAAP pro forma fully distributed income before income taxes	314,269	287,988
Income tax expense on fully distributed income before income taxes (f)	125,708	115,195
Non-GAAP pro forma Adjusted Fully Distributed Net Income	$188,561	$172,793

Reconciliation of denominator for (loss) earnings per share to non-GAAP Adjusted Fully Distributed Earnings Per Share:
Weighted Average:
Common shares used for basic and diluted (loss) earnings per share	25,633	5,858
Potentially dilutive shares	124	—
Class A common stock outstanding	6,742	26,517
Conversion of Class B common units	112,584	112,608
Weighted average fully distributed shares outstanding - diluted	145,083	144,983
(a)    Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to the Reorganization and IPO.

(c)	Represents the gain on sale of investment in GHX.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

The table that follows shows the reconciliation of (loss) earnings per share attributable to stockholders to non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share for the periods presented:

	Year Ended June 30,
	2014	2013
(Loss) earnings per share attributable to stockholders after adjustment to redeemable limited partners' capital to redemption amount	$(105.85)	$1.26
Adjustment to redeemable limited partners' capital to redemption amount	106.96	—
Non-GAAP pro forma adjustment for revenue share post-IPO	(1.61)	(17.93)
Impact of additions:
Income tax expense	1.08	1.66
Stock-based compensation expense	0.76	—
Acquisition related expenses (a)	0.08	—
Strategic and financial restructuring expenses (b)	0.15	0.88
Gain on investment (c)	(1.50)	—
Adjustment to tax receivable agreement liability (d)	0.24	—
Amortization of purchased intangible assets	0.12	0.26
Net income attributable to noncontrolling interest in Premier LP (e)	11.83	63.02
Impact of corporation income tax (f)	(4.90)	(19.66)
Impact of increased share count (g)	(6.06)	(28.31)
Non-GAAP pro forma Adjusted Fully Distributed Earnings Per Share	$1.30	$1.18

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to the Reorganization and IPO. During the fiscal year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company directed offering conducted pursuant to the Registration Rights Agreement. During the fiscal year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the gain on sale of investment in GHX.

(d)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

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

(g)	Reflects impact of increased share count assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the years ended June 30, 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2014
	Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$464,837	51%	$(41,263)	(a)	$423,574	49%
Other services and support	778	—%	—		778	—%
Services	465,615	51%	(41,263)		424,352	49%
Products	212,526	23%	—		212,526	24%
Total Supply Chain Services	678,141	74%	(41,263)		636,878	73%
Performance Services:
Other services and support	232,408	26%	—		232,408	27%
Total net revenue	$910,549	100%	$(41,263)		$869,286	100%

(a)	Represents the impact related to the change in revenue share.
The following table summarizes our net revenue for the year ended June 30, 2013, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2013
	Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services:
Net administrative fees	$519,219	60%	$(105,012)	(a)	$414,207	54%
Other services and support	471	—%	—		471	—%
Services	519,690	60%	(105,012)		414,678	54%
Products	144,386	16%	—		144,386	19%
Total Supply Chain Services	664,076	76%	(105,012)		559,064	73%
Performance Services:
Other services and support	205,214	24%	—		205,214	27%
Total net revenue	$869,290	100%	$(105,012)		$764,278	100%

(a)	Represents the impact related to the change in revenue share.
Total net revenue for the year ended June 30, 2014 was $910.5 million, an increase of $41.2 million, or 5%, from $869.3 million for the year ended June 30, 2013. Total non-GAAP pro forma net revenue for the year ended June 30, 2014 was $869.3 million, and increase of $105.0 million, or 14%, from non-GAAP pro forma net revenue of $764.3 million for the year ended June 30, 2013.
Supply Chain Services
Our supply chain services segment net revenue for the year ended June 30, 2014 was $678.1 million, an increase of $14.0 million, or 2%, from $664.1 million for the year ended June 30, 2013. Our supply chain services segment non-GAAP pro forma net revenue for the year ended June 30, 2014 was $636.9 million, an increase of $77.8 million, or 14%, from non-GAAP pro forma supply chain services segment net revenue of $559.1 million for the year ended June 30, 2013.
Net administrative fees revenue in our supply chain services segment for the year ended June 30, 2014 was $464.8 million, a decrease of $54.4 million, or 10%, from $519.2 million for the year ended June 30, 2013. Revenue share increased $64.5 million, primarily as a result of $128.3 million, which represents the impact of the 30% revenue share to member owners following the

Reorganization and IPO on October 1, 2013, offset by a decrease in revenue share of $59.3 million, as a result of the conversion of certain members with higher contractual revenue share agreements to member owners during fiscal year 2013.
Non-GAAP pro forma net administrative fees revenue for the year ended June 30, 2014 was $423.6 million, an increase of $9.4 million, or 2%, from non-GAAP pro forma net administrative fees revenue of $414.2 million for the year ended June 30, 2013.
Product revenue in our supply chain services segment for the year ended June 30, 2014 was $212.5 million, an increase of $68.1 million, or 47%, from $144.4 million for the year ended June 30, 2013. Product revenue in our supply chain services segment increased for the year ended June 30, 2014, due to increased specialty pharmacy revenue as a result of growth of historical patient prescriptions, the expansion of specialty pharmacy product sales to our members and the availability and associated sales of additional limited-distribution drugs available in the portfolio and increased direct sourcing revenue as a result of growth in our members purchasing our products through our direct souring program.
Performance Services
Other services and support revenue in our performance services segment for the year ended June 30, 2014 was $232.4 million, an increase of $27.2 million, or 13%, from $205.2 million for the year ended June 30, 2013. The increase was primarily attributable to $12.1 million of new Saas informatics products, including population health management tools, $8.0 million of advisory services, and revenue generated from our performance improvement collaboratives. Pro forma adjustments do not impact financial results for our performances services segment.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Year Ended June 30,
	2014	2013
Cost of revenue:
Products	$191,885	$133,618
Services	115,740	103,795
Total cost of revenue	$307,625	$237,413
Cost of revenue by segment:
Supply Chain Services	$194,689	$138,781
Performance Services	112,936	98,632
Total cost of revenue	$307,625	$237,413
Cost of revenue for the year ended June 30, 2014 was $307.6 million, an increase of $70.2 million, or 30%, from $237.4 million for the year ended June 30, 2013. Cost of product revenue increased by $58.3 million, which was primarily attributable to the increases in specialty pharmacy and direct sourcing revenue. Cost of service revenue increased by $11.9 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements.
Cost of revenue for the supply chain services segment for the year ended June 30, 2014 was $194.7 million, an increase of $55.9 million, or 40%, from $138.8 million for the year ended June 30, 2013. The increase is primarily attributable to the growth in specialty pharmacy and direct sourcing, which have a higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because net administrative fees represents the majority of supply chain services net revenue and product revenue from specialty pharmacy and direct sourcing is growing at a higher rate than net administrative fees.
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

Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Year Ended June 30,
	2014	2013
Operating expenses:
Selling, general and administrative	$294,421	$248,301
Research and development	3,389	9,370
Amortization of purchased intangible assets	3,062	1,539
Total operating expenses	300,872	259,210
Operating expenses by segment:
Supply Chain Services	105,544	106,889
Performance Services	80,808	74,133
Total segment operating expenses	186,352	181,022
Corporate	114,520	78,188
Total operating expenses	$300,872	$259,210
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2014 were $294.4 million, an increase of $46.1 million, or 19%, from $248.3 million for the year ended June 30, 2013. The increase was primarily attributable to $19.5 million of stock-based compensation expense in fiscal year 2014, a $6.2 million adjustment to the tax receivable agreement liability related to a change in tax accounting method approved by the IRS in the fourth quarter of 2014 and $2.0 million of acquisition-related expenses recognized during the year ended June 30, 2014, as well as higher employee-related expenses due to increased selling and service personnel headcount and other general and administrative expenses attributable to operating as a public company.
Research and Development
Research and development expenses for the year ended June 30, 2014 were $3.4 million, a decrease of $6.0 million, or 64%, from $9.4 million for the year ended June 30, 2013. The decrease was primarily a result of higher level of capitalized expense in the current fiscal year from software in the development stages of production and higher non-capitalizable outside contractor expenses in the prior fiscal year related to the development and testing activities associated with our PremierConnect™ platform and associated applications. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2014 was $3.0 million, an increase of $1.5 million, or 100%, from $1.5 million for the year ended June 30, 2013. The increase was as a result of the additional amortization of purchased intangible assets obtained in the acquisition of SYMMDRx in July 2013, Meddius in October 2013 and MEMdata in April 2014.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the year ended June 30, 2014 was $58.3 million, an increase of $46.2 million from $12.1 million for the year ended June 30, 2013. This increase is primarily attributable to the $38.4 million gain recognized in connection with the sale of our 13% equity interest in GHX, as well as $5.0 million increase in equity in net income of unconsolidated affiliates that is generated from our 50% ownership interest in Innovatix.
Income Tax Expense
Income tax expense for the year ended June 30, 2014 was $27.7 million, an increase of $18.0 million from $9.7 million for the year ended June 30, 2013, which is primarily attributable to additional taxable income from the increase in net income attributable to stockholders as a result of the Reorganization and IPO to approximately 22% to 1% for the periods prior to the Reorganization and IPO and a one-time tax expense of $11.9 million on the sale of the general partner interest during the year ended June 30, 2014. Our effective tax rate was 7.7% and 2.5% for the year ended June 30, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income tax at the Company.
On a pro forma basis, income tax expense of $24.5 million for the year ended June 30, 2014 reflects the effect of the Reorganization and IPO for the first three months of the year ended June 30, 2014 and represents a decrease of $8.0 million from income tax expense of $32.5 million for the year ended June 30, 2013 which reflects the effect of the Reorganization and IPO for the entire year. The decrease in tax expense is primarily attributable to a one-time tax benefit of $2.4 million recorded in the year ended June 30, 2014, in connection with a Premier LP change in tax accounting method as well as decreases in taxable income in the Company, PHSI and PSCI compared to the prior year. The pro forma effective tax rate was 7.7% and 11.6% for the year ended June 30, 2014 and 2013, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income tax at the Company.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the year ended June 30, 2014 was $304.3 million, a decrease of $63.4 million, or 17%, from $367.7 million for the year ended June 30, 2013, primarily as a result of the change in ownership of the limited partners of Premier LP from approximately 99% to 78% in connection with the Reorganization. On a non-GAAP pro forma basis, net income attributable to noncontrolling interest was $246.6 million for the year ended June 30, 2014, an increase of $29.6 million, or 14%, from $217.0 million for the year ended June 30, 2013. This increase was attributable to higher income of Premier LP, driven by the $38.4 million gain recognized on the sale of our investment in GHX for the year ended June 30, 2014, of which 78% was allocated to the limited partners of Premier LP.
Adjusted EBITDA

	Year Ended June 30,
	2014
	Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	$396,470	44%	$(41,263)	(a)	$355,207	41%
Performance Services	73,898	8%	—		73,898	9%
Total Segment Adjusted EBITDA	470,368	52%	(41,263)		429,105	49%
Corporate	(78,080)	(9)%	—		(78,080)	(9)%
Total Adjusted EBITDA	$392,288	43%	$(41,263)		$351,025	40%

(a)	Represents the impact related to the change in revenue share.

	Year Ended June 30,
	2013
	Actual		Adjustments		Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Adjusted EBITDA by segment:
Supply Chain Services	$431,628	50%	$(105,012)	(a)	$326,616	43%
Performance Services	56,456	6%	—		56,456	7%
Total Segment Adjusted EBITDA	488,084	56%	(105,012)		383,072	50%
Corporate	(69,059)	(8)%	—		(69,059)	(9)%
Total Adjusted EBITDA	$419,025	48%	$(105,012)		$314,013	41%

(a)	Represents the impact related to the change in revenue share.
Adjusted EBITDA for the year ended June 30, 2014 was $392.3 million, a decrease of $26.7 million, or 6%, from $419.0 million for the year ended June 30, 2013. Non-GAAP pro forma Adjusted EBITDA for the year ended June 30, 2014 was $351.0 million, an increase of $37.0 million, or 12%, from non-GAAP pro forma Adjusted EBITDA of $314.0 million for the year ended June 30, 2013.
Segment Adjusted EBITDA for the supply chain services segment of $396.5 million for the year ended June 30, 2014 reflects a decrease of $35.1 million, or 8%, compared to $431.6 million for the year ended June 30, 2013, primarily driven by the 30% revenue share payable to member owners after the Reorganization on October 1, 2013. Non-GAAP pro forma Adjusted EBITDA for the supply chain services segment of $355.2 million for the year ended June 30, 2014 reflects an increase of $28.6 million, or 9%, compared to non-GAAP pro forma Adjusted EBITDA of $326.6 million for the year ended June 30, 2013, primarily as a result of the growth in direct sourcing, increased net administrative fees revenue and lower operating expenses due to ongoing efforts to control costs.
Segment Adjusted EBITDA for the performance services segment of $73.9 million for the year ended June 30, 2014 reflects an increase of $17.4 million, or 31%, compared to $56.5 million for the year ended June 30, 2013, as a result of growth from advisory services engagements, the sale of new SaaS informatics products and performance improvement collaboratives.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.

Emerging Growth Company
As of June 30, 2015, we no longer qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Accordingly, we will no longer receive the benefits of such status and expect to incur increased costs of compliance with various additional reporting requirements generally applicable to public companies.
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

Marketable Securities

We invest our excess cash in commercial paper, U.S. government securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. Marketable securities, classified as available-for-sale, are carried at fair market value, with the unrealized gains and losses on such investments reported in comprehensive income as a separate component of stockholders' (deficit) equity or redeemable limited partners' capital as appropriate. Realized gains and losses, and other-than-temporary declines in investments, are included in other income, net in the accompanying consolidated statements of income. We use the specific-identification method to determine the cost of securities sold. We do not hold publicly traded equity investments.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but we evaluate for impairment annually on the first day of the last fiscal quarter of the fiscal year or whenever there is an impairment indicator.

Under accounting rules, we can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of our most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.

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

Our most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the fiscal year ended June 30, 2015. Further, the results of our quantitative assessment indicated that the estimated fair value of each reporting unit evaluated substantially exceeded its respective carrying amount.

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

Changes in the estimated tax receivable agreement liability that are the result of a change in tax accounting method are recorded in selling, general and administrative expense in the consolidated statements of income. Changes in the estimated tax receivable agreement liability that are related to new basis changes as a result of the exchange of Class B common units into shares of our Class A common stock or related to departed member owners are recorded as an increase to additional paid-in capital in the consolidated statements of stockholders' (deficit) equity.

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

SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 100 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.

The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized straight-line over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 300 to 350 days following contract execution before the licensed software products can be fully utilized by the member.

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

New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard will be effective for the Company for the fiscal year ending June 30, 2019.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will need to provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year ending June 30, 2017. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time-to-time we have used, and expect to use in the future, borrowings under our long-term credit facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, acquisitions and related business investments. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash has been distributed to our member owners.
As of June 30, 2015 and June 30, 2014, we had cash and cash equivalents totaling $146.5 million and $131.8 million, respectively, and marketable securities with maturities ranging from three months to two years totaling $415.4 million and $408.6 million, respectively. For the years ended June 30, 2015 and 2014, we financed our operations primarily through internally generated cash flows.
As of June 30, 2015, there were no outstanding borrowings under the Credit Agreement. We funded a portion of the recently announced acquisition of CECity.com, Inc. with $150 million of borrowings under our Credit Agreement. See Note 13 - Lines of Credit and Note 25 - Subsequent Events to the audited consolidated financial statements contained herein for more information regarding our credit facilities.
It is our intent to retain a significantly greater portion of our earnings following the Reorganization to provide additional liquidity to fund operations and future growth, including through acquisitions. We expect earnings, remaining proceeds from our IPO and occasional borrowings under our credit facility to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our credit facility and/or potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flow
A summary of net cash flows follows (in thousands):

	Year ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$364,058	$368,122
Investing activities	(231,873)	(397,103)
Financing activities	(117,449)	(37,529)
Net increase (decrease) in cash	$14,736	$(66,510)
Discussion of cash flows for the years ended June 30, 2015 and 2014
Net cash provided by operating activities was $364.1 million for the year ended June 30, 2015, a decrease of $4.0 million compared to $368.1 million for the year ended June 30, 2014 due primarily to the impact of changes to adjustments to reconcile net income to net cash provided by operating activities and changes in working capital needs, offset by increase in net revenue.

Net cash used in investing activities was $231.9 million for the year ended June 30, 2015 compared to net cash used in investing activities of $397.1 million for the year ended June 30, 2014. Our investing activities for the year ended June 30, 2015 primarily consisted of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million, (ii) capital expenditures of $70.7 million, (iii) purchase of noncontrolling interest in S2S Global of $14.5 million, (iv) net purchases of marketable securities of $9.5 million, and (v) investment in PharmaPoint, LLC of $5.0 million, partially offset by (i) distributions from Innovatix of $18.9 million and (ii) decrease in restricted cash of $5.0 million. Our investing activities for the year ended June 30, 2014 primarily consisted of (i) the net purchases of marketable securities of $352.8 million due to a decision to invest the proceeds from the IPO in longer term marketable securities, (ii) the acquisitions of SYMMEDRx, Meddius and Memdata, net of cash acquired, for a total of $42.6 million and (iii) capital expenditures of $55.7 million for property and equipment, partially offset by proceeds from the sale of our investment in GHX of $38.4 million and distributions from Innovatix of $15.7 million.
Net cash used in financing activities was $117.4 million for the year ended June 30, 2015, compared to $37.5 million for the year ended June 30, 2014. Our financing activities for the year ended June 30, 2015 primarily included (i) net cash payments to Premier LP limited partners of $92.2 million, (ii) payoff of S2S Global's revolving line of credit of $14.7 million, (iii) payments to Premier LP limited partners of $11.5 million under tax receivable agreements, and (iv) payments made on notes payable of $1.4 million, partially offset by proceeds from the exercise of stock options of $1.5 million. Our financing activities for the year ended June 30, 2014 primarily included (i) net proceeds of $277.8 million in connection with the IPO, (ii) proceeds of $66.0 million from withdrawals on our lines of credit and (iii) proceeds from notes receivable from partners of $12.7 million, offset by (i) net cash payments to Premier LP limited partners of $319.7 million, (ii) payments on the line of credit of $60.0 million and (iii) payments made on notes payable of $9.3 million.
Discussion of Free Cash Flow
A summary of Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$108,483	$79,431
Purchases of property and equipment	(19,670)	(15,898)
Distributions to limited partners of Premier LP	(23,412)	(21,299)
Payments to limited partners related to tax receivable agreements	(11,499)	—
Non-GAAP Free Cash Flow	$53,902	$42,234

(a)
Due to the lack of comparability of Free Cash Flow for the years ended June 30, 2015 and 2014 due to the impact of the Reorganization and IPO, only Free Cash Flow for the three months ended June 30, 2015 and 2014 are reflected above.

Free Cash Flow for the three months ended June 30, 2015 was $53.9 million, compared with $42.2 million for the three months ended June 30, 2014. The increase in Free Cash Flow is primarily the result of strong performance in our Supply Chain Services segment, partially offset by an increase in distributions to limited partners and purchases of property and equipment.

Contractual Obligations
At June 30, 2015, we had material commitments for obligations under notes payable, our non-cancellable office space lease agreements, and estimated payments due to limited partners under Tax Receivable Agreements. Future payments for notes payable, operating lease obligations due under long-term contractual obligations, and estimated payments to limited partners under Tax Receivable Agreements as of June 30, 2015 are as follows:

		Payments Due by Period
Description of Contractual Obligations (In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Notes payable (1)	$17,935	$2,256	$13,373	$2,306	$—
Operating lease obligations (2)	98,208	9,268	17,739	18,096	53,105
Tax receivable agreement liability (3)	235,877	11,123	24,795	26,303	173,656
Total	$352,020	$22,647	$55,907	$46,705	$226,761

(1) Notes payable represent an aggregate principal amount of $17.9 million owed to departed member owners, payable over five years.

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

2014 Credit Agreement

On June 24, 2014, we entered into our new Credit Agreement, which was amended on June 4, 2015. The Credit Agreement has a maturity date of June 24, 2019. The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. At our request, the credit facility may be increased from time to time up to an additional aggregate of $250.0 million, subject to lender approval. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Agreement.

The Credit Agreement permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2015, the interest rate for three-month Eurodollar Rate Loans was 1.41% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2015, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. We were compliance with all such covenants at June 30, 2015. The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the Administrative Agent under the credit facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the credit facility to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of June 30, 2015, we had no outstanding borrowings under the Credit Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to this Annual Report. See also, Note 13 - Lines of Credit to our audited consolidated financial statement contained in this Annual Report.

S2S Global Revolving Line of Credit
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
Member-Owner Tax Receivable Agreement
In connection with the Reorganization and IPO, we entered into a tax receivable agreement with each of our member owners, pursuant to which we agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such Tax Receivable Agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to our entering into the Tax Receivable Agreements, including tax benefits attributable to payments under the Tax Receivable Agreements.
During the year ended June 30, 2015, we paid $11.5 million to the member owners during the year ended June 30, 2015 in connection with the initial exchanges and reduced the liability by $2.0 million in connection with departed member owners. Additional amounts payable under the tax receivable agreements for subsequent exchanges of Class B common units made by the member owners during the year ended June 30, 2015 are $57.1 million, which resulted in $235.9 million in tax receivable agreement liabilities as of June 30, 2015. We expect to fund our payments under the tax receivable agreements from distributions we receive from Premier LP.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2015, we had no variable rate debt outstanding. We invest our excess cash in a portfolio of individual cash equivalents and marketable securities. We do not currently hold, and we have never held, any derivative financial instruments. As a result, we do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested principal funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not have market risk associated with foreign currencies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) on page 141 for a list of financial statements filed with this report, and under this item.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Consolidated balance sheets as of June 30, 2015 and June 30, 2014
Consolidated statements of income for the years ended June 30, 2015, June 30, 2014, and June 30, 2013
Consolidated statements of comprehensive income for the years ended June 30, 2015, June 30, 2014, and June 30, 2013
Consolidated statements of stockholders’ (deficit) equity for the years ended June 30, 2015, June 30, 2014, and June 30, 2013
Consolidated statements of cash flows for the years ended June 30, 2015, June 30, 2014, and June 30, 2013
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premier, Inc.

We have audited the accompanying consolidated balance sheets of Premier, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier, Inc. at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premier, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 26, 2015

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors and Shareholders of Premier, Inc.

We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Premier, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Premier, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premier, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2015 and our report dated August 26, 2015 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aperek, Inc. and TheraDoc, Inc., which are included in the 2015 consolidated financial statements of Premier, Inc. and represented approximately 3% and 8%, respectively, of total assets as of June 30, 2015, and less than 1% and 2%, respectively, of net revenue for the year then ended. Our audit of internal control over financial reporting of Premier, Inc. also did not include an evaluation of the internal control over financial reporting of Aperek Inc. and TheraDoc, Inc.

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 26, 2015

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2015	June 30, 2014

Assets
Cash and cash equivalents	$146,522	$131,786
Marketable securities	240,667	159,820
Accounts receivable (net of $1,153 and $1,054 allowance for doubtful accounts, respectively)	99,120	67,577
Inventory	33,058	20,823
Prepaid expenses and other current assets	22,353	31,175
Due from related parties	3,444	1,228
Deferred income taxes	8,005	9,647
Total current assets	553,169	422,056
Marketable securities	174,745	248,799
Restricted cash	—	5,000
Property and equipment (net of $220,685 and $186,582 accumulated depreciation, respectively)	147,625	134,551
Intangible assets (net of $17,815 and $20,302 accumulated amortization, respectively)	38,669	10,855
Goodwill	215,645	94,451
Deferred income taxes	345,718	286,936
Deferred compensation plan assets	37,483	32,872
Other assets	17,137	11,136
Total assets	$1,530,191	$1,246,656

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$37,634	$28,007
Accrued expenses	41,261	25,536
Revenue share obligations	59,259	56,531
Limited partners' distribution payable	22,432	22,351
Accrued compensation and benefits	51,066	46,713
Deferred revenue	39,824	15,694
Current portion of tax receivable agreements	11,123	11,035
Current portion of notes payable and line of credit	2,256	17,696
Other liabilities	4,776	319
Total current liabilities	269,631	223,882
Notes payable and line of credit, less current portion	15,679	16,051
Tax receivable agreements, less current portion	224,754	181,256
Deferred compensation plan obligations	37,483	32,872
Other liabilities	20,914	18,232
Total liabilities	568,461	472,293
Commitments and contingencies
Redeemable limited partners' capital	4,079,832	3,244,674
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 37,668,870 and 32,375,390 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	377	324
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 106,382,552 and 112,510,905 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	—	—
Accumulated deficit	(3,118,474)	(2,469,873)
Accumulated other comprehensive (loss) income	(5)	43
Noncontrolling interest	—	(805)
Total stockholders' deficit	(3,118,102)	(2,470,311)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,530,191	$1,246,656
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013
Net revenue:
Net administrative fees	$457,020	$464,837	$519,219
Other services and support	270,748	233,186	205,685
Services	727,768	698,023	724,904
Products	279,261	212,526	144,386
Net revenue	1,007,029	910,549	869,290
Cost of revenue:
Services	143,290	115,740	103,795
Products	253,620	191,885	133,618
Cost of revenue	396,910	307,625	237,413
Gross profit	610,119	602,924	631,877
Operating expenses:
Selling, general and administrative	332,004	294,421	248,301
Research and development	2,937	3,389	9,370
Amortization of purchased intangible assets	9,136	3,062	1,539
	344,077	300,872	259,210
Operating income	266,042	302,052	372,667
Equity in net income of unconsolidated affiliates	21,285	16,976	11,968
Interest and investment income, net	866	1,019	965
(Loss) gain on investment	(1,000)	38,372	—
Loss on disposal of long-lived assets	(15,243)	—	—
Other (expense) income, net	(823)	1,907	(788)
Other income, net	5,085	58,274	12,145
Income before income taxes	271,127	360,326	384,812
Income tax expense	36,342	27,709	9,726
Net income	234,785	332,617	375,086
Net (income) loss attributable to noncontrolling interest in S2S Global	(1,836)	(949)	1,479
Net income attributable to noncontrolling interest in Premier LP	(194,206)	(303,336)	(369,189)
Net income attributable to noncontrolling interest	(196,042)	(304,285)	(367,710)
Net income attributable to stockholders	38,743	28,332	7,376
Adjustment of redeemable limited partners' capital to redemption amount	(904,035)	(2,741,588)	—
Net (loss) income attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount	$(865,292)	$(2,713,256)	$7,376

Weighted average shares outstanding:
Basic	35,681	25,633	5,858
Diluted	35,681	25,633	5,858

Earnings (loss) per share attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount:
Basic	$(24.25)	$(105.85)	$1.26
Diluted	$(24.25)	$(105.85)	$1.26

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Net income	$234,785	$332,617	$375,086
Net unrealized (loss) gain on marketable securities	(213)	203	50
Total comprehensive income	234,572	332,820	375,136
Less: comprehensive income attributable to noncontrolling interest	(195,885)	(304,448)	(367,760)
Comprehensive income attributable to Premier, Inc.	$38,687	$28,372	$7,376

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2012	6,156	$61	—	$—	—	$—	$35,427	—	$—	$—	$43,223	$(275)	$—	$78,436
Repurchase of common stock	(555)	$(5)	—	$—	—	$—	$(7,235)	—	$—	$—	$—	$—	$—	$(7,240)
Issuance of common stock subscribed	—	$—	—	$—	—	$—	$—	75	$975	$(975)	$—	$—	$—	$—
Payment on stock subscriptions	52	$1	—	$—	—	$—	$674	(52)	$(675)	$675	$—	$—	$—	$675
Net income	—	$—	—	$—	—	$—	$—	—	$—	$—	$7,376	$—	$—	$7,376
Net loss attributable to noncontrolling interest in S2S Global	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$(1,479)	$—	$(1,479)
Balance at June 30, 2013	5,653	$57	—	$—	—	$—	$28,866	23	$300	$(300)	$50,599	$(1,754)	$—	$77,768
Repurchase of PHSI common stock	(49)	(1)	—	—	—	—	(645)	—	—	—	—	—	—	(646)
Payment on stock subscriptions	23	—	—	—	—	—	300	(23)	(300)	300	—	—	—	300
Issuance of Class A common stock at IPO	—	—	32,375	324	—	—	821,347	—	—	—	—	—	—	821,671
Purchase of Class A common units from Premier LP	—	—	—	—	—	—	(247,742)	—	—	—	—	—	—	(247,742)
Purchase of Class B common units from PHSI	—	—	—	—	—	—	(30,072)	—	—	—	—	—	—	(30,072)
Contribution of PHSI common stock in connection with the IPO	(5,627)	(56)	—	—	—	—	(76,860)	—	—	—	—	—	—	(76,916)
Capitalized IPO-related costs	—	—	—	—	—	—	(5,911)	—	—	—	—	—	—	(5,911)
Increase in deferred tax asset related to the Reorganization	—	—	—	—	—	—	282,972	—	—	—	—	—	—	282,972
Increase in payables pursuant to the tax receivable agreements	—	—	—	—	—	—	(186,077)	—	—	—	—	—	—	(186,077)
Acquisition of noncontrolling interest from member owners, net of sale of Class B common stock	—	—	—	—	112,608	—	(412,860)	—	—	—	—	—	3	(412,857)
Redemption of limited partner	—	—	—	—	(97)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(192,784)	—	—	—	(2,548,804)	—	—	(2,741,588)
Stock-based compensation expense	—	—	—	—	—	—	19,476	—	—	—	—	—	—	19,476
Repurchase of vested restricted stock	—	—	—	—	—	—	(10)	—	—	—	—	—	—	(10)
Net income attributable to shareholders	—	—	—	—	—	—	—	—	—	—	28,332	—	—	28,332
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	—	—	—	—	—	949	—	949
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2014	—	$—	32,375	$324	112,511	$—	$—	—	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partners	—	—	—	—	(910)	—	—	—	—	—	—	—	—	—
Reduction in tax receivable agreement liability related to departed member owners	—	—	—	—	—	—	1,905	—	—	—	—	—	—	1,905
Exchange of Class B common units for Class A common stock by member owners	—	—	5,218	53	(5,218)	—	175,062	—	—	—	—	—	—	175,115
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	—	—	18,097	—	—	—	—	—	—	18,097
Issuance of Class A common stock under equity incentive plan	—	—	76	—	—	—	1,508	—	—	—	—	—	—	1,508
Stock-based compensation expense	—	—	—	—	—	—	28,498	—	—	—	—	—	—	28,498
Repurchase of vested restricted stock	—	—	—	—	—	—	(135)	—	—	—	—	—	—	(135)
Net income attributable to shareholders	—	—	—	—	—	—	—	—	—	—	38,743	—	—	38,743
Net income attributable to noncontrolling interest in S2S Global	—	—	—	—	—	—	—	—	—	—	—	1,836	—	1,836
Purchase of noncontrolling interest in S2S Global	—	—	—	—	—	—	(13,487)	—	—	—	—	(1,031)	—	(14,518)
Increase in deferred tax asset related to purchase of noncontrolling interest in S2S Global	—	—	—	—	—	—	5,243	—	—	—	—	—	—	5,243
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(216,691)	—	—	—	(687,344)	—	—	(904,035)
Balance at June 30, 2015	—	$—	37,669	$377	106,383	$—	$—	—	$—	$—	$(3,118,474)	$—	$(5)	$(3,118,102)

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Operating activities
Net income	$234,785	$332,617	$375,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,322	39,823	29,220
Equity in net income of unconsolidated affiliates	(21,285)	(16,976)	(11,968)
Deferred income taxes	18,294	9,820	3,258
Loss (gain) on investment	1,000	(38,372)	—
Loss on disposal of long-lived assets	15,243	—	—
Stock-based compensation	28,498	19,476	—
Adjustment to tax receivable agreement liability	—	6,215	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(18,964)	(18,924)	(14,005)
Other assets	(1,736)	(1,680)	496
Inventory	(12,235)	(8,082)	(6,774)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	60,834	45,997	3,521
Long-term liabilities	2,791	(3,585)	(2,680)
Other operating activities	2,511	1,793	2,115
Net cash provided by operating activities	364,058	368,122	378,269
Investing activities
Purchase of marketable securities	(395,302)	(500,835)	(69,302)
Proceeds from sale of marketable securities	385,788	148,019	115,056
Proceeds from sale of investment in Global Healthcare Exchange, LLC	—	38,372	—
Acquisition of SYMMEDRx, net of cash acquired	—	(28,690)	—
Acquisition of Meddius, L.L.C., net of owner note receivable	—	(7,737)	—
Acquisition of MEMdata, LLC, net of cash acquired	—	(6,142)	—
Acquisition of Aperek, Inc., net of cash acquired	(47,446)	—	—
Acquisition of TheraDoc, Inc., net of cash acquired	(108,561)	—	—
Purchase of noncontrolling interest in S2S Global	(14,518)	—	—
Investment in unconsolidated affiliate	(5,000)	—	—
Distributions received on equity investment	18,900	15,650	12,470
Decrease in restricted cash	5,000	—	—
Capital expenditures	(70,734)	(55,740)	(42,427)
Other investing activities	—	—	(967)
Net cash (used in) provided by investing activities	(231,873)	(397,103)	14,830
Financing activities
Payments made on notes payable	(1,403)	(9,297)	(17,761)
Proceeds from S2S Global revolving line of credit	1,007	6,000	5,604
Payments on S2S Global revolving line of credit	(14,715)	—	—
Proceeds from senior secured line of credit	—	60,000	10,000
Payments on senior secured line of credit	—	(60,000)	(10,000)
Payments made in connection with the origination of credit facility	—	(2,511)	—
Proceeds from issuance of Class A common stock in connection with the IPO, net of underwriting fees and commissions	—	821,671	—
Payments made in connection with the IPO	—	(2,822)	(3,089)
Purchases of Class B common units from member owners	—	(543,857)	—
Proceeds from issuance of PHSI common stock	—	300	525
Proceeds from notes receivable from partners	—	12,685	—
Proceeds from exercise of stock options	1,508	—	—
Repurchase of restricted units	(135)	(11)	—
Proceeds from issuance of redeemable limited partnership interest	—	—	8,143
Distributions to limited partners of Premier LP	(92,212)	(319,687)	(329,047)
Payments to limited partners of Premier LP related to tax receivable agreements	(11,499)	—	—
Net cash used in financing activities	(117,449)	(37,529)	(335,625)
Net increase (decrease) in cash and cash equivalents	14,736	(66,510)	57,474
Cash and cash equivalents at beginning of year	131,786	198,296	140,822
Cash and cash equivalents at end of year	$146,522	131,786	$198,296

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$—	$7,860	61,859
Payable to member owners issued upon repurchase of ownership interest	$2,046	$1,781	14,268
Reduction in tax receivable agreement liability related to departed member owners	$2,007	$—	—
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$—	$28,009	301
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$6,506	$6,227	7,668
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,432	$22,351	—
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in capital and accumulated deficit	$904,035	$2,741,588	—
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital, related to quarterly exchange by member owners	$175,062	$—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	$18,097	$—	—
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$57,177	$—	—
Increase in deferred tax assets related to quarterly exchange by member owners	$75,073	$—	—
Reduction in deferred tax assets related to departed member owners	$201	$—	—
Increase in deferred tax assets related to purchase of noncontrolling interest in S2S Global	$5,243	$—	—
Increase in deferred tax assets and additional paid-in capital related to the Reorganization	$—	$282,972	—
Increase in payables and decrease in additional paid-in capital pursuant to the tax receivable agreements	$—	$186,077	—
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in capital	$—	$2,822	3,089
Issuance of common stock for subscriptions receivable	$—	$—	975
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
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company's data warehouse, mitigate the risk of innovation and disseminate best practices that will assist its member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. See Note 24 - Segments for further information related to the Company's reportable business segments. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. This segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance management services.
Basis of Presentation and Consolidation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 26% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 74% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the consolidated statements of comprehensive income.
The member owners owned approximately 74% and 78% of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock at June 30, 2015 and 2014, respectively. During the year ended June 30, 2015, the member owners exchanged approximately 4% of their Class B common units and associated Class B common stock for Class A common stock in accordance with their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the Reorganization and IPO. See Note 2 - Initial Public Offering and Reorganization for further information on the Exchange Agreement. As a result, at June 30, 2015, the member owners owned approximately 74% of the Company's combined common stock through their ownership of Class B common stock, and the public investors, which may include member owners that have received shares of Class A common stock in connection with the previous exchanges, owned approximately 26% of the Company's outstanding common stock.
After the completion of a series of transactions following the consummation of the initial public offering ("IPO"), referred to as the "Reorganization" (and, collectively with the IPO, the "Reorganization and IPO"), Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries. See Note 2 - Initial Public Offering and Reorganization for further information related to the IPO and the Reorganization.
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, the consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring adjustments.
The Company has reclassified certain prior-period amounts to be consistent with the current period presentation in the accompanying consolidated financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, estimates of future cash flows associated with asset impairments, and the allocation of purchase price. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) INITIAL PUBLIC OFFERING AND REORGANIZATION
Initial Public Offering
On October 1, 2013, Premier consummated its IPO of 32,374,751 shares of its Class A common stock, at a price of $27.00 per share, raising net proceeds of approximately $821.7 million after underwriting discounts and commissions, but before expenses.
Premier used approximately (i) $543.9 million of the net proceeds from the IPO to acquire 21,428,571 Class B common units from the member owners, (ii) $30.1 million of the net proceeds to acquire 1,184,882 Class B common units from PHSI and (iii) $247.7 million of the net proceeds to acquire 9,761,298 newly issued Class A common units of Premier LP, or the Class A common units, from Premier LP, in each case for a price per unit equal to the price paid per share of Class A common stock by the underwriters to Premier in connection with the IPO. All Class B common units purchased by Premier with the net proceeds from the IPO automatically converted to Class A common units, pursuant to the terms of the the LP Agreement, and were contributed by Premier to Premier GP.
Reorganization
On October 1, 2013 (the "Effective Date"), Premier consummated the Reorganization. In connection with the Reorganization and IPO, immediately following the Effective Date, all of Premier LP's limited partners that approved the Reorganization received an amount of Class B common units and capital account balances in Premier LP equal to their percentage interests and capital account balances in Premier LP immediately preceding the Reorganization. Additionally, immediately following the Effective Date, all of the stockholders (consisting of member owners) of PHSI that approved the Reorganization contributed their PHSI common stock to Premier LP in exchange for additional Class B common units based on such stockholder's percentage interest in the fair market valuation of PHSI and Premier LP prior to the Reorganization. As a result of the foregoing contributions, PHSI became a wholly-owned subsidiary of Premier LP.
In connection with the Reorganization, the member owners purchased from Premier 112,607,832 shares of Class B common stock, for par value, $0.000001 per share, which number of shares of Class B common stock equaled the number of Class B units held by the member owners immediately following the IPO, pursuant to a stock purchase agreement.
Below is a summary of the principal documents that effected the Reorganization and define and regulate the governance and control relationships among Premier, Premier LP and the member owners after the completion of the Reorganization and IPO.
LP Agreement
In connection with the Reorganization and IPO, pursuant to the LP Agreement, Premier GP became the general partner of Premier LP. As the general partner of Premier LP, Premier GP generally controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP will cause Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements and (iii) meet its obligations to the member owners under the Exchange Agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
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
Voting Trust Agreement
Additionally, in connection with the Reorganization and IPO, Premier's member owners entered into a voting trust agreement (the "Voting Trust Agreement") which became effective upon the completion of the Reorganization and IPO and pursuant to which the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the Voting Trust Agreement, the member owners retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the Voting Trust Agreement, the trustee must vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors and by a majority of the votes received by the trustee from the member owners for all other matters.
Exchange Agreement
In connection with the Reorganization and IPO, Premier, Premier LP and the member owners entered into the Exchange Agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the Exchange Agreement, subject to certain restrictions, commencing on October 31, 2014 and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's audit committee (or another committee of independent directors). This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
In connection with the Reorganization and IPO, Premier and the member owners entered into a registration rights agreement (the "Registration Rights Agreement") which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the Registration Rights Agreement, Premier filed with the SEC a resale shelf registration statement for resales from time to time of its Class A common stock issued to the member owners in exchange for their Class B common units pursuant to the Exchange Agreement, subject to various restrictions. The registration statement was declared effective by the SEC in November, 2104. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. In addition, Premier will undertake to conduct an annual company-directed underwritten public offering to allow the member owners to resell Class A common stock and, at Premier's election, to permit it to sell primary shares, following the first quarterly exchange date of each of the first three years during which the member owners have the right to exchange their Class B common units for shares of Class A common stock. Premier will not be required to conduct a company-directed underwritten public offering unless the number of shares of Class A common stock requested by the member owners (and any third parties) to be registered in the applicable company-directed underwritten public offering constitutes the equivalent of at least 3.5% of the aggregate number of Class A common units and Class B common units, or, collectively, the common units, outstanding. If the offering minimum has not been met, Premier will either proceed with the company-directed underwritten public offering (such decision being in Premier's sole discretion) or notify the member owners that Premier will abandon the offering. After the third year during which member owners have the right to exchange their Class B common units for shares of Premier's Class A common stock, Premier may elect to conduct a company-directed underwritten public offering in any subsequent year. Premier, as well as the member owners, and third parties, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The Registration Rights Agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
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

•	adjustments to reflect redeemable limited partners' capital at the redemption amount, which is the greater of the book value or redemption amount per the LP Agreement;

•
adjustments that give effect to the tax receivable agreement, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners; and

•
estimated payments due to member owners pursuant to the tax receivable agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under such tax receivable agreements as a result of the increases in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners and of certain other tax benefits related to Premier entering into the tax receivable agreement.

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

(3)
Premier LP has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the initial sale of Class B common units by PHSI and the member owners resulted in adjustments to the tax basis of the assets of Premier LP. These increases in tax basis increase (for tax purposes) the depreciation and amortization deductions by Premier LP, and therefore, reduce the amount of income tax that Premier would otherwise be required to pay in the future. In connection with the Reorganization and IPO, Premier has entered into the tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO, pursuant to which Premier agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreements) as a result of the increases in tax basis resulting from the sale or exchange of Class B common units by the member owners. The unaudited adjustments give effect to the Section 754 election and the tax receivable agreements based on the following assumptions:

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
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for doubtful accounts. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a member's ability to pay. Provisions for the allowance for doubtful accounts attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of receivables could be further adjusted.
Inventory
Inventory consisting of finished goods, primarily medical products and other non-pharmaceutical products, are stated at the lower of cost or market on an average cost basis. Inventories consisting of pharmaceuticals and pharmaceutical-related products are stated at the lower of cost or market on a first-in, first-out basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.
Restricted Cash
Restricted cash of $5.0 million at June 30, 2014 represents cash equivalents held in a trust by Wells Fargo Bank, National Association in favor of the Vermont Department of Financial Regulation (the "Department") on behalf of Premier Insurance Exchange, Risk Retention Group ("PRx"), an entity in which the Company has an equity investment. In April 2015, the funds in the trust were determined to be in excess of regulatory requirements and the trust was terminated. As such, $5.0 million was released from restriction and is included in cash and cash equivalents in the accompanying consolidated balance sheets as of June 30, 2015.
Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets' EUL. See Note 8 - Property and Equipment, Net.

Costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue in the accompanying consolidated statements of income. The Company capitalized costs related to software developed for internal use of $57.9 million and $41.1 million during the years ended June 30, 2015 and 2014, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the asset or asset group is used, and the effects of obsolescence, demand, competition and other economic factors.

Intangible Assets
Intangible assets consist primarily of acquired technology, customer relationships and trade names, and are amortized over their EUL. See Note 9 - Intangible Assets, Net.
The Company reviews the carrying value of intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the intangible asset is used, and the effects of obsolescence, demand and competition, as well as other economic factors.
An impairment loss is recognized if the carrying amount of a definite-lived intangible asset exceeds the estimated fair value on the measurement date.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized. The Company performs its annual goodwill impairment testing on the first day of the last fiscal quarter of its fiscal year unless impairment indicators are present which could require an interim impairment test.

Under accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of the Company's most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

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

The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the fiscal year ended June 30, 2015.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $2.6 million and $0.3 million at June 30, 2015 and 2014, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying consolidated balance sheets at June 30, 2015 and 2014. The non-current portion of the deferred compensation plan assets, totaling $37.5 million and $32.9 million at June 30, 2015 and 2014, respectively, is included in long-term assets in the accompanying consolidated balance sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying consolidated balance sheets at June 30, 2015 and 2014. Unrealized loss and unrealized gain of $0.8 million and $2.0 million, respectively, on plan assets as of June 30, 2015 and 2014, respectively, are included in other (expense) income, net in the accompanying consolidated statements of income. The corresponding income and expense of $0.8 million and $2.0 million, respectively, are included in selling, general and administrative expense in the accompanying consolidated statements of income for years ended June 30, 2015 and 2014, respectively. Unrealized gains and losses on plan assets for the year ended June 30, 2013 were insignificant.

Investments

The Company uses the cost method to account for investments in businesses that are not publicly traded and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at lower of cost or fair value, as appropriate, and are classified as long-term and included in other assets.

Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company's proportionate share of earnings, losses and distributions. These investments are classified as long-term and included in other assets. See Note 12 - Investments.

The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense), net in the accompanying consolidated statements of income.

Tax Receivable Agreements

The Company records a liability related to the tax receivable agreements based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in connection with the Reorganization and IPO. Tax payments under the tax receivable agreements will be made to the member owners as the Company realizes tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between the Company and the member owners. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.

Changes in the estimated tax receivable agreement liability that are the result of a change in tax accounting method are recorded in selling, general and administrative expense in the consolidated statements of income. Changes in the estimated tax receivable agreement liability that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the consolidated statements of stockholders' (deficit) equity.

Redeemable Limited Partner's Capital

The LP agreement includes a provision that provides for redemption of a limited partner’s interest upon termination as follows:   For Class B common units not yet eligible for exchange, those will be redeemed at a purchase price which is the lower of the limited partner’s capital account balance in Premier LP immediately prior to the IPO after considering any IPO proceeds received and the fair market value of the Class A common stock of the Company on the date of the termination with either (a) a five-year, unsecured, non-interest bearing term promissory note, (b) a cashier’s check or wire transfer of immediately available funds in an amount equal to the present value of the Class B unit redemption amount, or (c) payment on such other terms mutually agreed upon with Premier GP.   For Class B common units that are eligible for exchange, the limited partner is also required to exchange all eligible Class B common units on the next exchange date following the date of the termination.

A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the board of directors. Given the limited partners hold the majority of the votes of the board of directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects limited partners’ capital on the consolidated balance sheets as redeemable limited partners’ capital in temporary equity.  In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

Distributions to Limited Partners under the LP Agreement

Premier LP makes quarterly distributions to Premier, Inc. as the general partner and to the limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. The general partner distribution is based on the general partner's ownership in Premier LP. The limited partner distributions are based on the limited partners' ownership in Premier LP and relative participation across Premier service offerings. While the limited partner distributions are partially based on relative participation across Premier service offerings, the actual distribution is not solely based on revenue generated from an individual partner’s participation as distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as income or loss generated by non-owner members' participation in Premier’s service offerings.  To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution.
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
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 100 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.

The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized straight-line over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 300 to 350 days following contract execution before the licensed software products can be fully utilized by the member.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income and were $2.2 million, $1.7 million and $1.4 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets when, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard will be effective for the Company for the fiscal year ending June 30, 2019.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will need to provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year ending June 30, 2017. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
(4) BUSINESS ACQUISITIONS
None of the following acquisitions were considered significant to the accompanying consolidated financial statements.
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
Acquisition of TheraDoc, Inc.
On September 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of TheraDoc, Inc. ("TheraDoc") for approximately $108.6 million, subject to potential purchase price adjustments. TheraDoc is a leading provider of clinical surveillance software to healthcare organizations across the country that brings together disparate data from a hospital's source systems and helps alert clinicians to potential risks. The Company utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 1, 2014, with the remaining unallocated purchase price recorded as goodwill. Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).
Acquisition of Aperek, Inc.
On August 29, 2014, the Company completed the acquisition of 100% of the outstanding shares of Aperek, Inc. ("Aperek"), (formerly Mediclick), for approximately $47.4 million, subject to potential purchase price adjustments. Aperek is a SaaS-based supply chain solutions company focused on purchasing workflow and analytics. The Company utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 29, 2014, with the remaining unallocated purchase price recorded as goodwill. Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).
Acquisition of MEMdata, LLC
On April 7, 2014, the Company completed the acquisition of MEMdata, LLC ("MEMdata"), an equipment planning, sourcing and analytics business focused on capital equipment needs for existing medical facilities, as well as those under construction, for $6.1 million. The Company funded the acquisition with available cash on hand. Assets acquired and liabilities assumed were recorded at their estimated fair values as of April 7, 2014, with the remaining unallocated purchase price recorded as goodwill.
Acquisition of Meddius, L.L.C.
On October 31, 2013, the Company completed the acquisition of Meddius, L.L.C. ("Meddius"), a data acquisition and integration-as-a-service company that spans multiple hospital transaction systems including enterprise resource planning, materials management, enterprise health records and patient accounting, for $7.7 million. The Company funded the acquisition with available cash on hand. Assets acquired and liabilities assumed were recorded at their estimated fair values as of October 31, 2013, with the remaining unallocated purchase price recorded as goodwill.
Acquisition of SYMMEDRx, LLC
On July 19, 2013, the Company purchased all the issued and outstanding units of SYMMEDRx, LLC ("SYMMEDRx") for $28.7 million. The Company funded the acquisition by drawing on its then existing senior secured revolving credit facility. See Note 13 - Lines of Credit for further information. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 19, 2013, with the remaining unallocated purchase price recorded as goodwill.
(5) MARKETABLE SECURITIES
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2015
Commercial paper	$43,067	$12	$—	$43,079
U.S. government debt securities	101,597	66	(8)	101,655
Corporate debt securities	211,079	34	(129)	210,984
Asset-backed securities	59,692	12	(10)	59,694
	$415,435	$124	$(147)	$415,412
June 30, 2014
Commercial paper	$33,561	$12	$(1)	$33,572
U.S. government debt securities	116,620	124	—	116,744
Corporate debt securities	166,424	69	(41)	166,452
Asset-backed securities	91,824	34	(7)	91,851
	$408,429	$239	$(49)	$408,619

Commercial paper, U.S. government securities, corporate debt securities and asset-backed securities are included in current portion of marketable securities and long-term portion of marketable securities in the accompanying consolidated balance sheets.

At June 30, 2015, the Company had marketable securities with the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$240,672	$240,667
Due after one year through five years	174,763	174,745
	$415,435	$415,412

See Note 6 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.

(6) FAIR VALUE MEASUREMENTS
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2015
Cash equivalents	$33,434	$33,434	$—
Commercial paper	43,079	—	43,079
U.S. government debt securities	101,655	34,145	67,510
Corporate debt securities	210,984	—	210,984
Asset-backed securities	59,694	—	59,694
Deferred compensation plan assets (a)	40,057	40,057	—
Total assets	$488,903	$107,636	$381,267

June 30, 2014
Cash equivalents	$64,207	$64,207	$—
Commercial paper	33,572	—	33,572
U.S. government debt securities	116,744	—	116,744
Corporate debt securities	166,452	—	166,452
Asset-backed securities	91,851	—	91,851
Deferred compensation plan assets (a)	33,256	33,256	—
Total assets	$506,082	$97,463	$408,619
(a) Deferred compensation plan assets consist of highly liquid mutual fund investments.
Cash equivalents are included in cash and cash equivalents; commercial paper, U.S. government debt securities, corporate debt securities and asset-backed securities are included in current portion and long-term portion of marketable securities; and deferred compensation plan assets are included in prepaid expenses and other current assets ($2.6 million and $0.3 million at June 30, 2015 and June 30, 2014, respectively) and other assets ($37.5 million and $32.9 million at June 30, 2015 and June 30, 2014, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's commercial paper, U.S. government debt securities, corporate debt securities and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active. The Company had no assets for which fair value is measured on a recurring basis at June 30, 2015 and 2014 that would be classified as Level 3.
The fair value of cash, accounts receivable, accounts payable, accrued liabilities and lines of credit approximate carrying value because of the short‑term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.6 million and $0.7 million at June 30, 2015 and June 30, 2014, respectively, based on an assumed market interest rate of 1.6% and 1.5%, respectively, at June 30, 2015 and June 30, 2014. See Note 14 - Notes Payable for more information.
(7) ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consists of the following (in thousands):

	June 30,
	2015	2014
Accounts receivable	$99,019	$67,549
Other	1,254	1,082
	100,273	68,631
Allowance for doubtful accounts	(1,153)	(1,054)
Accounts receivable, net	$99,120	$67,577

(8) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

		June 30,
	Useful life	2015	2014
Capitalized software	3-5 years	$298,106	$258,305
Computer hardware	3-5 years	46,806	40,003
Furniture and other equipment	5 years	7,630	7,624
Leasehold improvements	Lesser of EUL or term of lease	15,768	15,201
		368,310	321,133
Accumulated depreciation and amortization		(220,685)	(186,582)
Property and equipment, net		$147,625	$134,551

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2015, 2014, and 2013 was $45.2 million, $36.8 million and $27.7 million, respectively. Unamortized capitalized software costs at June 30, 2015 and 2014 were $120.4 million and $106.7 million, respectively.

During the year ended June 30, 2015, the Company recognized a loss on disposal of long-lived assets of approximately $15.2 million primarily comprised of $13.3 million in capitalized software costs, which were included in the performance services segment. The Company specifically identified these capitalized software assets as having no future economic benefit in conjunction with the on-going integration of the TheraDoc acquisition during its annual inventory process in May 2015. See Note 4 - Business Acquisitions. The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2014 and 2013.

(9) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Estimated Useful Life	June 30, 2015	June 30, 2014

Technology	5.0 years	$34,524	$20,257
Customer relationships	8.3 years	16,120	6,830
Non-compete agreements	3.0 years	80	80
Trade names	4.9 years	5,760	3,990
		56,484	31,157
Accumulated amortization		(17,815)	(20,302)
Total intangible assets, net		$38,669	$10,855
Amortization expense of intangible assets was $9.1 million, $3.1 million and $1.5 million for the years ended June 30, 2015, 2014 and 2013, respectively. Amortization expense related to technology was $6.1 million, $1.5 million and $0.2 million for the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2015, the Company wrote-off approximately $11.6 million in fully amortized intangible assets.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2016	$9,448
2017	8,940
2018	8,416
2019	6,977
2020	2,193
Thereafter	2,695
Total amortization expense	$38,669
The net carrying value of intangible assets by segment is as follows (in thousands):

	June 30, 2015	June 30, 2014
Supply Chain Services	$347	$1,392
Performance Services	38,322	9,463
Total	$38,669	$10,855
(10) GOODWILL
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2014	$31,765	$62,686	$94,451
TheraDoc acquisition	—	81,555	81,555
Aperek acquisition	—	39,639	39,639
Balance at June 30, 2015	$31,765	$183,880	$215,645

(11) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	June 30,
	2015	2014
Investments	$14,283	$7,895
Deferred loan costs, net	2,095	2,511
Other	759	730
	$17,137	$11,136

The Company recorded $0.3 million and $0.2 million in amortization expense on deferred loan costs during the years ended June 30, 2015 and 2014, respectively. There was no amortization expense on deferred loan costs during the year ended June 30, 2013. Amortization expense on deferred loan costs is recognized based on the straight-line method, which approximates the effective interest method, and is included in interest and investment income, net in the consolidated statements of income.

(12) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at June 30, 2015 and 2014. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $9.3 million and $6.9 million at June 30, 2015 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income is $21.3 million, $17.0 million and $12.0 million for the year ended June 30, 2015, 2014, and 2013, respectively, all of which is included in the supply chain services segment.
On May 1, 2015, Premier, through its subsidiary, PSCI, purchased 5,000,000 units of Class B Membership Interests in PharmaPoint, LLC ("PharmaPoint) for $5.0 million, which provided PSCI with a 28% ownership interest in PharmaPoint. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting. The carrying value of the Company's investment in PharmaPoint is approximately $5.0 million at June 30, 2015 and is included in other assets in the accompanying consolidated balance sheet at June 30, 2015. The Company's 28% ownership share of PharmaPoint's net loss included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income is $0.05 million for the year ended June 30, 2015 all of which is included in the supply chain services segment.

(13) LINES OF CREDIT
On June 24, 2014, Premier LP, along with its wholly-owned subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP, and certain domestic subsidiaries of Premier GP, as Guarantors, entered into an unsecured credit agreement, dated as of June 24, 2014, and amended on June 4, 2015 (the "Credit Agreement"). The Credit Agreement has a maturity date of June 24, 2019.

The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million subfacility for standby letters of credit and (ii) a $75.0 million subfacility for swingline loans. The Credit Agreement also provides that the maximum principal amount of the credit facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the Credit Agreement by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier is not a guarantor under the Credit Agreement.

The Credit Agreement permits the Company to prepay amounts outstanding without premium or penalty provided that Co-Borrowers are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at the Company's option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the credit facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2015, the interest rate for three-month Eurodollar Rate Loans was 1.41% and the interest rate for Base Rate Loans was 3.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2015, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at June 30, 2015. The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the Administrative Agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of June 30, 2015 and 2014, there were no outstanding borrowings under the Credit Agreement. As of June 30, 2015, the Company had approximately $25.0 million available under the letter of credit commitments.

On February 2, 2015, the Company purchased the remaining 40% of the outstanding shares of common stock of S2S Global. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date.
At June 30, 2014, S2S Global had $13.7 million outstanding on the revolving line of credit, which is included within the current portion of notes payable and line of credit in the accompanying consolidated balance sheets.
Cash paid for interest during the year ended June 30, 2015 was $0.1 million.
(14) NOTES PAYABLE
At June 30, 2015 and 2014, the Company had $17.9 million and $20.0 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $2.2 million and $4.0 million, respectively, are included in current portion of notes payable and line of credit and $15.7 million and $15.8 million, respectively, are included in notes payable, less current portion, in the accompanying consolidated balance sheets.
Future minimum principal payments as of June 30, 2015 are as follows (in thousands):

2016	$2,256
2017	5,378
2018	7,995
2019	260
2020	2,046
Thereafter	—
Total principal payments	$17,935

(15) OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	June 30,
	2015	2014
Deferred rent	$15,996	$15,960
Reserve for uncertain tax positions	3,436	1,438
Accrued compensation	1,482	834
Other long-term liabilities	$20,914	$18,232
(16) REDEEMABLE LIMITED PARTNERS' CAPITAL
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
Redeemable limited partners' capital represents the member owners' 74% ownership of Premier LP at June 30, 2015. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement, and is classified as temporary equity in the mezzanine section of the consolidated balance sheet at June 30, 2015. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the years ended June 30, 2015 and 2014 the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $904.0 million and $2,741.6 million, respectively.
During the year ended June 30, 2015, the Company recorded a reduction of $175.1 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement. The following table summarizes the number of Class B common units and associated shares of Class B common stock exchanged by member owners for a like number of shares of the Company's Class A common stock during the year ended June 30, 2015:

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
October 31, 2014	4,685,267	$156,394
February 2, 2015	257,027	8,261
April 30, 2015	275,983	10,460
	5,218,277	$175,115

The table below shows the changes in redeemable limited partners' capital classified as temporary equity from June 30, 2012 to June 30, 2015 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2012	$(4,958)	$284,534	$(63)	$279,513
Issuance of redeemable limited partnership interest for notes receivable	(61,859)	61,859	—	—
Receipts on receivables from limited partners	8,143	—	—	8,143
Distributions applied to receivables from limited partners	2,103	(380)	—	1,723
Redemption of limited partners	—	(14,268)	—	(14,268)
Net income attributable to Premier LP	—	369,189	—	369,189
Distributions to limited partners	—	(336,715)	—	(336,715)
Net unrealized gain on marketable securities	—	—	50	50
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Receipts on receivables from limited partners	12,706	—	—	12,706
Distributions and reductions applied to receivables from limited partners	33,586	(28,009)	—	5,577
Redemption of limited partners	—	(1,781)	—	(1,781)
Net income attributable to Premier LP	—	303,336	—	303,336
Distributions to limited partners	—	(348,277)	—	(348,277)
Purchase of Class A common units from Premier LP	—	247,742	—	247,742
Purchase of Class B common units from PHSI	—	30,072	—	30,072
Contribution of PHSI common stock in connection with the IPO	—	76,916	—	76,916
Acquisition of noncontrolling interest from members	—	(131,000)	(3)	(131,003)
Net unrealized gain on marketable securities	—	—	163	163
Adjustment to redemption amount	—	2,741,588	—	2,741,588
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	6,506	—	—	6,506
Redemption of limited partners	—	(2,046)	—	(2,046)
Net income attributable to Premier LP	—	194,206	—	194,206
Distributions to limited partners	—	(92,273)	—	(92,273)
Net unrealized loss on marketable securities	—	—	(155)	(155)
Exchange of Class B common units for Class A common stock by member owners	—	(175,115)	—	(175,115)
Adjustment to redemption amount	—	904,035	—	904,035
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the year ended June 30, 2015.

During the year ended June 30, 2015, four limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
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
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions will be required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter instead of a semi-annual basis. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement.  These partner distributions are based on the limited partner’s ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, it is not based directly on revenue generated from an individual partner’s participation as the distributions are based on the net income or loss of the Partnership which encompass the operating expenses of the Partnership as well as participation by non-owner members in Premier’s service offerings.  To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP made a quarterly distribution on February 27, 2014 to its limited partners of $17.4 million and a quarterly distribution on May 29, 2014 to its limited partners of $21.4 million. Each distribution was equal to the previous fiscal quarter's total taxable income for Premier LP multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on August 28, 2014 to its limited partners of $22.4 million, which is equal to the total taxable income for Premier LP for the three months ended June 30, 2014 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate. At June 30, 2014, the quarterly distribution payable to the limited partners of $22.4 million is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.
Premier LP made a quarterly distribution on November 26, 2014 to its limited partners of $22.7 million, which is equal to Premier LP's total taxable income for the three months ended September 30, 2014 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on February 26, 2015 to its limited partners of $23.7 million, which is equal to Premier LP's total taxable income for the three months ended December 31, 2014 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on May 29, 2015 to its limited partners of $23.4 million, which is equal to Premier LP's total taxable income for the three months ended March 31, 2015 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable before August 28, 2015 (or prior to the 60th day after the end of the calendar quarter ended June 30, 2015), equal to Premier LP's total taxable income for the three months ended June 30, 2015 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate. The distribution payable attributable to the limited partners of approximately $22.4 million at June 30, 2015 is reflected in limited partners' distribution payable in the accompanying consolidated balance sheets.
(17) STOCKHOLDERS' (DEFICIT) EQUITY
As of June 30, 2015, there were 37,668,870 shares of its Class A common stock, par value $0.01 per share and 106,382,552 shares of its Class B common stock, par value $0.000001 per share, outstanding.

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
(18) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Premier is computed by dividing net income (loss) attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to stockholders after adjustment of redeemable limited partners' capital to redemption amount reflects the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards and shares that could be issued under the outstanding stock options.
The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2015 (c)	2014 (d)	2013 (e)
Numerator for basic and diluted (loss) income per share:
Net (loss) income attributable to stockholders after adjustment of redeemable partners' capital to redemption amount	$(865,292)	$(2,713,256)	$7,376
Denominator for basic (loss) income per share weighted average shares(a)	35,681	25,633	5,858

Effect of dilutive securities:(b)
Stock options	—	—	—
Restricted stock units	—	—	—
Performance share awards	—	—	—

Denominator for diluted (loss) income per share-adjusted:
Weighted average shares and assumed conversions	35,681	25,633	5,858

Basic net (loss) income per share from assumed conversions	$(24.25)	$(105.85)	$1.26

Diluted net (loss) income per share from continuing operations	$(24.25)	$(105.85)	$1.26
(a) Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock units and non-vested performance share awards for the twelve months ended June 30, 2015 and 2014.

(b)
For the year ended June 30, 2015, the effect of 60 stock options, 354 restricted stock units and 634 performance share awards were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Additionally, the effect of 124 restricted stock units were also excluded from the diluted weighted average shares outstanding for the fiscal year ended June 30, 2014 due to the net loss sustained for the period. Further, the 106,383 Class B common units exchangeable for Class A common shares was excluded from the diluted weighted average shares outstanding for all periods presented because inclusion thereof would have been anti-dilutive for all such periods.

(c)	The weighted average shares calculation is based on the Premier, Inc. common shares outstanding for the year ended June 30, 2015.
(d) The weighted average shares calculation is based on a combination of the PHSI historical common shares outstanding for the three months ended September 30, 2013 and the Premier, Inc. common shares outstanding for the period from September 25, 2013 to June 30, 2014.
(e) The weighted average shares calculation is based on the PHSI common shares outstanding for the year ended June 30, 2013.
As a result of the consummation of the Reorganization and IPO, effective October 1, 2013, earnings per share is not comparable for all periods presented. See Note 2 - Initial Public Offering and Reorganization for further information.

Pursuant to the terms of the Exchange Agreement, Premier has issued, on a quarterly basis, shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP. In connection with the exchange of Class B common units by member owners, shares of Premier's Class B common stock are surrendered by member owners and retired. The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement:

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
October 31, 2014	4,685,267	4,685,267	107,181,272	107,181,272	37,075,734	74%/26%
February 2, 2015	257,027	257,027	106,658,535	106,658,535	37,353,364	74%/26%
April 30, 2015	275,983	275,983	106,382,552	106,382,552	37,662,059	74%/26%
July 31, 2015 (a)	91,374	91,374	106,078,063	106,078,063	37,762,544	74%/26%

(a)	As the quarterly exchange occurred on July 31, 2015, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2015.
(19) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $28.5 million and $19.5 million for the year ended June 30, 2015 and 2014, respectively, with a resulting deferred tax benefit of $10.8 million and $7.4 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes. There was no stock-based compensation expense for the year ended June 30, 2013.
At June 30, 2015, there was $38.4 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.48 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of June 30, 2015, there were 6,710,054 shares available for grant under the 2013 Equity Incentive Plan.

Restricted Stock Units. Restricted stock unit awards issued and outstanding generally vest over a three-year period. The following table includes information related to restricted stock unit awards for the year ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	717,304	$27.29
Granted	160,425	$31.86
Vested	(23,151)	$28.14
Forfeited	(35,487)	$27.67
Outstanding at June 30, 2015	819,091	$28.15
At June 30, 2015, there was $10.2 million of unrecognized stock-based compensation expense related to restricted stock units that will be amortized over 1.40 years.
Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the year ended June 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2014	827,174	$27.00
Granted	278,123	$31.75
Vested	—	$—
Forfeited	(13,429)	$28.65
Outstanding at June 30, 2015	1,091,868	$28.19
At June 30, 2015, there was $14.2 million of unrecognized stock-based compensation expense related to performance share awards that will be amortized over 1.47 years.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the year ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2014	2,047,484	$27.00
Granted	674,078	$31.92
Exercised	(55,866)	$27.00
Forfeited	(22,618)	$29.26
Outstanding at June 30, 2015	2,643,078	$28.24

Outstanding and exercisable at June 30, 2015	1,309,785	$27.01
The aggregate intrinsic value of stock options outstanding at June 30, 2015 was $27.0 million. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2015 was $15.0 million. The aggregate intrinsic value of stock options expected to vest at June 30, 2015 was $12.0 million. The intrinsic value of stock options exercised during the year ended June 30, 2015 was $0.5 million. There were no stock options exercised during the years ended June 30, 2014 and 2013.

At June 30, 2015, there was $14.0 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 1.55 years.
The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

For options granted during the year ended:	June 30, 2015	June 30, 2014
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	34.8% - 39.5%	42.00%
Risk-free interest rate (4)	1.66% - 1.89%	1.71%
Weighted average option grant date fair value	$12.82 - $14.15	$11.46
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

(20) PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The Company has a defined contribution 401(k) retirement savings plan (the 401(k) plan) which covers employees who meet certain age and service requirements.

The Company had a defined contribution pension plan that was terminated in December 2014 and subsequently incorporated into the Company's defined contribution 401(k) plan. The pension plan provided for monthly contributions of 5% of the participant's compensation, not to exceed certain limits. Pension expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $3.9 million, $8.2 million and $7.5 million for the years ended June 30, 2015, 2014 and 2013, respectively.

The 401 (k) plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions up to 4% of the participant's compensation, not to exceed certain limits. The 401(k) expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $6.6 million, $6.8 million and $6.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

The Company maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions, in excess of the tax limits applicable to the pension, which terminated on December 31, 2014, and 401(k) plans. See Note 3 - Significant Accounting Policies.

(21) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. The Company, PHSI and PSCI are subject to U.S. federal and state income taxes.

Significant components of the consolidated expense/(benefit) for income taxes are as follows, (in thousands):

	June 30,
	2015	2014	2013
Current:
Federal	$15,240	$14,331	$5,690
State	2,808	3,558	778
Total current expense	18,048	17,889	6,468
Deferred:
Federal	15,770	8,832	2,858
State	2,524	988	400
Total deferred expense	18,294	9,820	3,258
Provision for income taxes	$36,342	$27,709	$9,726

The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes, and nondeductible expenses. A reconciliation of the amount at the statutory federal income tax rate to the actual tax expense is as follows, (in thousands).

	June 30,
	2015	2014	2013
Computed tax expense	$94,895	$126,115	$134,684
Partnership income (federal) not subject to tax to the Company	(82,751)	(109,445)	(126,703)
State taxes (net of federal benefit)	1,961	2,136	1,023
Meals & entertainment and other permanent items	1,840	972	1,770
Research & development credits	(2,160)	(639)	(1,725)
Uncertain tax positions	1,303	579	281
Benefit on subsidiaries treated separately for income tax purposes	(6,323)	—	—
Gain on intercompany sale of Premier Plans, LLC	—	11,908	—
Change in valuation allowance	28,210	(3,150)	—
Other	(633)	(767)	396
Provision for income taxes	$36,342	$27,709	$9,726
Effective income tax rate	13.4%	7.7%	2.5%
The effective tax rate has increased from the prior years as a result of the Reorganization which created additional partnership income subject to tax at the Company level and the valuation allowance recorded in the current year.
Federal tax years ended June 30, 2014 and 2012 have not been examined by the Internal Revenue Service ("IRS") and remain open as of June 30, 2015. The Company is under examination by the IRS for tax year ended June 30, 2013. The Company believes it has recorded adequate taxes for positions taken which may be challenged upon IRS examination.
The Company has federal net operating loss carryforwards that will be available to offset federal taxable income of PHSI and its consolidated subsidiaries. These loss carryforwards are subject to an annual limitation under the provisions of IRC Section 382. At June 30, 2015, the Company had federal net operating loss carryforwards of $16.4 million that will begin expiring on June 30, 2017 unless utilized. At June 30, 2015, the Company had state net operating loss carryforwards of $9.6 million that will begin expiring on June 30, 2018, and PSCI had state net operating loss carryforwards of $6.5 million that will begin expiring on June 30, 2017, unless utilized, based on each respective state's regulations regarding carryforward limitations.
The Company has federal research and development credit carryforwards of $2.4 million and nominal state credit carryforwards. The federal credits will begin expiring on June 30, 2020.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and the liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company annually assesses whether a valuation allowance is necessary against net deferred tax assets. Based on the Company's assessment, we have concluded that it is more likely than not that all of the deferred tax assets will be realized, except for certain state net operating losses as of June 30, 2014 that are expected to expire and the deferred tax assets of PHSI. Accordingly, as of June 30, 2015 and 2014, the Company has recognized net deferred tax assets of $353.7 million and $296.6 million, respectively. The increase in deferred tax assets is the result of intangible assets acquired in connection with the quarterly exchanges by member owners and an increase in equity compensation expense offset by the recording of the valuation allowance of $28.4 million on PHSI deferred tax assets. The Company recorded a decrease in valuation allowance of $0.2 million in the current year related to utilization and revaluation of the state net operating losses.
Significant components of the Company's deferred tax assets and liabilities are as follows, (in thousands):

	June 30,
	2015	2014
Deferred tax assets, current
Accrued expenses and other	$10,679	$6,617
Accrued vacation	3,692	3,030
Total current deferred tax assets	14,371	9,647
Valuation allowance for deferred tax assets	(6,366)	—
Net current deferred tax assets	8,005	9,647
Deferred tax asset, noncurrent
Partnership basis differences in Premier LP	337,889	271,404
Stock compensation	18,079	7,449
Accrued expenses	23,602	13,690
Net operating losses and credits	8,791	3,929
Other	3,609	2,728
Total deferred tax assets	391,970	299,200
Valuation allowance for deferred tax assets	(22,313)	(470)
Net noncurrent deferred tax assets	369,657	298,730
Deferred tax liability, noncurrent
Purchased intangible assets and depreciation	(23,939)	(11,794)
Total net noncurrent deferred tax assets	345,718	286,936
Net deferred tax asset	$353,723	$296,583

On October 1, 2013, the Company recorded deferred tax assets of $283.0 million associated with basis differences in assets upon acquiring an interest in Premier LP and making a Section 754 election in connection with the Reorganization and IPO. The Company also recorded $186.1 million in tax receivable agreement liabilities representing 85% of the tax savings that the Company expects to receive in connection with the Section 754 election. In June 2014, Premier LP received approval for a tax accounting method change that resulted in deferred tax assets increasing by $2.4 million to $285.4 million. The Company also recorded an additional $6.2 million in tax receivable agreement liabilities, with an offset to selling, general and administrative expense, to the existing $186.1 million which results in $192.3 million in tax receivable agreement liabilities as of June 30, 2014. Both resulted from additional basis differences due to the accounting method change. The original recording of deferred tax assets was offset by the tax receivable liabilities with the resulting difference recorded to paid-in-capital. The adjustment to deferred tax assets and liabilities resulted in a $2.4 million reduction to tax expense that is not anticipated to occur in the future.
The Company recorded $78.2 million in deferred tax assets and $57.2 million in tax receivable agreement liabilities related to quarterly exchanges by member owners during the year ended June 30, 2015. The Company also made tax receivable agreement liability payments of $11.5 million and reduced the liability by $2.0 million through an adjustment to additional paid-in capital in connection with departed member owners, which resulted in $235.9 million in total tax receivable agreement liabilities as of June 30, 2015.

A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the fiscal years ended June 30, 2015, 2014, and 2013 are as follows:

	June 30,
	2015	2014	2013
Beginning of year balance	$1,438	$759	$478
Increases in prior period tax positions	1,185	353	—
Decreases due to lapse in statute of limitations	(225)	(253)	—
Increases in current period tax positions	1,038	579	281
End of year balance	$3,436	$1,438	$759
Unrecognized tax benefits at June 30, 2015 include $3.2 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company's effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect the secondary impacts of the federal deduction for state taxes. It is expected that the reserves will change in the next twelve months; however, the Company does not expect the changes in its reserve to have a material impact on its consolidated financial statements. The amount of accrued interest and penalties was negligible at June 30, 2015 and 2014.
The Company made cash tax payments of $10.3 million during the year ended June 30, 2015.
(22) RELATED PARTY TRANSACTIONS

GNYHA Services, Inc. ("GNYHA") converted from a non‑owner member to a member owner effective January 1, 2013. GNYHA and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of June 30, 2015. Net administrative fees revenue recorded with GNYHA and its member organizations was $60.9 million, $62.0 million and $47.4 million for the years ended June 30, 2015, 2014 and 2013, respectively. As a result of the Reorganization and IPO, the Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.1 million and $6.8 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at June 30, 2015 and 2014, respectively. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $2.4 million, $2.0 million and $1.9 million for the years ended June 30, 2015, 2014 and 2013. At June 30, 2015 and 2014, the Company had revenue share obligations to Essensa of $0.2 million.
In addition, of the $22.4 million limited partners' distribution payable in the accompanying consolidated balance sheets at June 30, 2015 and 2014, $3.0 million and $3.2 million, respectively, are payable to GNYHA and its member organizations at June 30, 2015 and 2014, respectively. In addition, $32.6 million, $14.1 million and $8.9 million were recorded during the years ended June 30, 2015, 2014 and 2013, respectively, for services and support revenue earned from GNYHA and its member organizations. The increase in services and support revenue is primarily attributable to the increased participation by GNYHA and its member organizations in the Company's specialty pharmacy program. Receivables from GNYHA and its member organizations, included in due from related party in the accompanying consolidated balance sheets, were $3.0 million and $0.6 million at June 30, 2015 and 2014, respectively.
The Company's 50% ownership share of Innovatix's net income included in other income (expense), net, in the accompanying consolidated statements of income is $21.3 million, $17.0 million and $12.0 million for the years ended June 30, 2015, 2014 and 2013, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $38.7 million, $35.0 million and $31.9 million for the years ended June 30, 2015, 2014 and 2013, respectively. At June 30, 2015 and 2014, the Company had revenue share obligations to Innovatix of $3.7 million and $3.7 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $500,000 per calendar year. The Company received cost reimbursement of $4.7 million, $4.9 million and $4.6 million for the years ended June 30, 2015, 2014 and 2013, respectively, and annual incentive management fees of $0.5 million, $0.4 million and $0.4 million for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015 and June 30, 2014, $0.4 million and $0.6 million, respectively, in amounts payable by AEIX are included in due from related party in the accompanying consolidated balance sheets.

(23) COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $11.4 million, $9.1 million, and $8.5 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

Year ending June 30:
2016	$9,268
2017	9,294
2018	8,445
2019	9,297
2020	8,799
Thereafter	53,105
Total minimum lease payments	$98,208
The Company is not currently involved in any significant litigation. However, the Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to the Company or its business, specifically those with respect to antitrust or healthcare laws, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company's business, financial condition and results of operations.
(24) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the supply chain services segment and the performance services segment. The supply chain services segment includes the Company's group purchasing organization ("GPO"), integrated pharmacy offerings and direct sourcing activities. The performance services segment includes the Company's informatics, collaborative, advisory services and insurance services businesses.
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.

The following tables present net revenue and Segment Adjusted EBITDA (in thousands):

	Year Ended June 30,
Net Revenue:	2015	2014	2013
Supply Chain Services:
Net administrative fees	$457,020	$464,837	$519,219
Other services and support	1,977	778	471
Services	458,997	465,615	519,690
Products	279,261	212,526	144,386
Total Supply Chain Services	$738,258	$678,141	$664,076
Performance Services	268,771	232,408	205,214
Total	$1,007,029	$910,549	$869,290

	Year Ended June 30,
Segment Adjusted EBITDA:	2015	2014	2013
Supply Chain Services	$391,180	$396,470	$431,628
Performance Services	90,235	73,898	56,456
Corporate	(88,240)	(78,080)	(69,059)
Total	$393,175	$392,288	$419,025

A reconciliation of Segment Adjusted EBITDA to operating income is as follows (in thousands):

	Year Ended June 30,
Reconciliation of Segment Adjusted EBITDA to Operating Income:	2015	2014	2013
Segment Adjusted EBITDA	$393,175	$392,288	$419,025
Depreciation and amortization	(45,186)	(36,761)	(27,681)
Amortization of purchased intangible assets	(9,136)	(3,062)	(1,539)
Acquisition related expenses (a)	(9,037)	(2,014)	—
Strategic and financial restructuring expenses (b)	(1,373)	(3,760)	(5,170)
Stock-based compensation expense	(28,498)	(19,476)	—
Adjustment to tax receivable agreement liability (c)	—	(6,215)	—
Acquisition related adjustment - deferred revenue (d)	(13,371)	—	—
Equity in net income of unconsolidated affiliates (e)	(21,285)	(16,976)	(11,968)
Deferred compensation plan income (expense)	753	(1,972)	—
Operating income	$266,042	$302,052	$372,667
Equity in net income of unconsolidated affiliates (e)	21,285	16,976	11,968
Interest and investment income, net	866	1,019	965
(Loss) gain on investment	(1,000)	38,372	—
Loss on disposal of long-lived assets	(15,243)	—	—
Other (expense) income, net	(823)	1,907	(788)
Income before income taxes	$271,127	$360,326	$384,812

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents adjustment to tax receivable agreement liability for the change in accounting method with the Internal Revenue Service related to a change in accounting method from previous years.

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

(e)	Represents equity in net income from unconsolidated affiliates generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.
The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Year Ended June 30,
Capital Expenditures:	2015	2014	2013
Supply Chain Services	$1,815	$2,719	$1,560
Performance Services	63,435	50,655	35,740
Corporate	5,484	2,366	5,127
Total	$70,734	$55,740	$42,427

	Year Ended June 30,
	2015	2014
Total Assets:
Supply Chain Services	$466,537	$373,746
Performance Services	457,963	266,567
Corporate	605,691	606,343
Total	$1,530,191	$1,246,656

	Year Ended June 30,
Depreciation and Amortization Expense: (a)	2015	2014	2013
Supply Chain Services	$1,964	$1,482	$1,254
Performance Services	47,131	33,467	24,007
Corporate	5,227	4,874	3,959
Total	$54,322	$39,823	$29,220

(a)	Includes amortization of purchased intangible assets.
(25) SUBSEQUENT EVENTS
Healthcare Insights, LLC

On July 31, 2015, the Company’s indirect wholly-owned subsidiary, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC (“HI”) for $65.0 million in cash, subject to adjustment based on HI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members an earn-out opportunity based on HI’s future revenues.

CECity.com, Inc.

On August 20, 2015, PHSI purchased all the outstanding shares of capital stock of CECity.com, Inc. (“CECity”) for $400.0 million, subject to adjustment based on CECity's actual (i) working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s revolving credit facility. See Note 13 - Lines of Credit. Due to the timing of the CECity acquisition, the Company has not yet completed its initial accounting and analysis. Therefore, it is impractical to provide pro forma information at this time. The Company will file pro forma financial statements on Form 8-K/A within 75 days of the acquisition date of August 20, 2015 in accordance with Rule 3-05 of Regulation S-X.
(26) QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended June 30, 2015 and 2014 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2015
Net revenue	$229,308	$249,445	$261,723	266,553
Gross profit	139,287	154,913	158,908	157,011
Net income	64,887	65,808	72,029	32,061
Net income attributable to noncontrolling interest	(55,614)	(56,537)	(59,820)	(24,071)
Net income attributable to stockholders	9,273	9,271	12,209	7,990
Adjustment of redeemable limited partners' capital to redemption amount	(382,657)	(42,250)	(387,062)	(92,066)
Net loss attributable to stockholders after adjustment of redeemable limited partners' capital redemption amount	$(373,384)	$(32,979)	$(374,853)	$(84,076)

Weighted average shares outstanding:
Basic	32,376	35,589	37,316	37,576
Diluted	32,376	35,589	37,316	37,576

Net loss per share attributable to stockholders:
Basic	$(11.53)	$(0.93)	$(10.05)	$(2.24)
Diluted	$(11.53)	$(0.93)	$(10.05)	$(2.24)

	First	Second	Third	Fourth
	Quarter (a)	Quarter (b)	Quarter (c)	Quarter
Fiscal 2014
Net revenue	$240,576	$208,909	$225,598	$235,466
Gross profit	173,050	136,172	144,474	149,228
Net income	112,528	51,477	101,980	66,632
Net income attributable to noncontrolling interest	(113,004)	(45,073)	(88,455)	(57,753)
Net (loss) income attributable to stockholders	(476)	6,404	13,525	8,879
Adjustment of redeemable limited partners' capital to redemption amount	—	(3,719,812)	495,714	482,510
Net (loss) income attributable to stockholders after adjustment of redeemable limited partners' capital redemption amount	$(476)	$(3,713,408)	$509,239	$491,389

Weighted average shares outstanding:
Basic	5,627	32,375	32,375	32,375
Diluted	5,627	32,375	32,556	32,569

Net (loss) income per share attributable to stockholders:
Basic	$(0.08)	$(114.70)	$15.73	$15.18
Diluted	$(0.08)	$(114.70)	$15.64	$15.09

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

(c)	Operating results for the third quarter of fiscal year ended June 30, 2014 reflect the gain on sale of investment in GHX.

Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2015, 2014 and 2013
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2015
Allowance for doubtful accounts	$1,054	144	45	$1,153
Deferred tax assets valuation allowance	$470	28,396	187	$28,679

Year ended June 30, 2014
Allowance for doubtful accounts	$671	499	116	$1,054
Deferred tax assets valuation allowance	$3,719	(3,249)	—	$470

Year ended June 30, 2013
Allowance for doubtful accounts	$2,120	(1,148)	301	$671
Deferred tax assets valuation allowance	$3,490	229	—	$3,719

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Aperek, Inc. (“Aperek”) and TheraDoc, Inc. (“TheraDoc”) which were acquired during the year ended June 30, 2015 and are included in the Company’s consolidated financial statements as of June 30, 2015 and for the period from their respective acquisition dates through June 30, 2015. The assets of Aperek and TheraDoc represented approximately 3% and 8%, respectively, of the Company's total assets as of June 30, 2015, and Aperek and TheraDoc net revenue represented less than 1% and 2%, respectively, of the Company's net revenue for the year ended June 30, 2015.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2015 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2015 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein.  That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2015 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2015 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2015 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents as part of this Report:

(a)	(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets
(iii) Consolidated Statements of Income
(iv) Consolidated Statements of Comprehensive Income
(v) Consolidated Statements of Stockholders’ (Deficit) Equity
(vi) Consolidated Statements of Cash Flows
(vii) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit Index

Exhibit No.	Description
2.1
Stock Purchase Agreement dated August 4, 2014, by and between Hospira, Inc. and Premier Healthcare Solutions, Inc. (copies of omitted exhibits and schedules thereto will be furnished to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Premier, Inc. filed on August 5, 2014 - Commission File No. 001-36092)

3.1
Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Premier, Inc. filed on August 26, 2013 - Commission File No. 333-190828.)

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

10.1.1
First Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of January 27, 2014 (Incorporated by reference to Exhibit 10.2 to the Form 10-Q of Premier, Inc. filed on November 12, 2014 - Commission File No. 001-36092.)

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

10.10	Form of Performance Share Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan. *+
10.11	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan. *+
10.12	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan. *+
10.13	Form of Performance-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan. *+
10.14	Form of Time-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan. *+
10.15
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

10.26
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

10.28
The Premier, Inc. 2015 Employee Stock Purchase Plan +(Incorporated by reference to Appendix A of Premier Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 22, 2014 - Commission File No. 001-36092.)

10.29
Premier Healthcare Solutions, Inc. Deferred Compensation Plan, effective January 1, 2015 +(Incorporated by reference to Exhibit 10.1 to the Form 10-Q of Premier, Inc. filed on November 12, 2014 - Commission File No. 001-36092.)

10.30
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

10.30.1
First Amendment to Credit Agreement, dated as of June 4, 2015, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Premier, Inc. filed June 4, 2015 - Commission File No. 001-36092.)

21	Subsidiaries of the Company *
23	Consent of Ernst &Young LLP Independent Registered Public Accounting Firm *
24	Power of Attorney (included on the signature page hereof),*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.
By: /s/ SUSAN D. DEVORE
Name: Susan D. DeVore
Title: President, Chief Executive Officer and Director Date: August 26, 2015

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

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	President, Chief Executive Officer and Director (principal executive officer)	August 26, 2015

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Financial Officer and Senior Vice President (principal financial and accounting officer)	August 26, 2015

/s/ ERIC J. BIEBER, MD Eric J. Bieber, MD	Director	August 26, 2015

/s/ STEPHEN R. D’ARCY Stephen R. D’Arcy	Director	August 26, 2015

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 26, 2015

/s/ WILLIAM B. DOWNEY William B. Downey	Director	August 26, 2015

/s/ PETER S. FINE Peter S. Fine	Director	August 26, 2015

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	August 26, 2015

/s/ ROBERT ISSAI Robert Issai	Director	August 26, 2015

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 26, 2015

/s/ MARC D. MILLER Marc D. Miller	Director	August 26, 2015

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 26, 2015

/s/ KEITH B. PITTS Keith B. Pitts	Director	August 26, 2015

/s/ TERRY SHAW Terry Shaw	Director	August 26, 2015

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 26, 2015

/s/ SUSAN S. WANG Susan S. Wang	Director	August 26, 2015

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 26, 2015