Form 10-Q
period 2015-09-30
Premier, Inc.
filed 2015-11-09
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 6, 2015, there were 43,600,976 shares of the registrant's Class A common stock, par value $0.01 per share, and 100,150,698 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected;

•	the terminability of member participation in our GPO programs with limited or no notice;

•	the impact of our business strategy that involves reducing the prices for products and services in our supply chain services segment;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, breaches or failures of our security measures;

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

•
the risk factors discussed under the heading "Risk Factors" herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 ("2015 Annual Report"), filed with the SEC on August 26, 2015.

More information on potential factors that could affect our financial results is included from time to time in the "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, and which are available on our website at http://investors.premierinc.com/. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2015	June 30, 2015

Assets
Cash and cash equivalents	$109,835	$146,522
Marketable securities	62,438	240,667
Accounts receivable (net of $1,592 and $1,153 allowance for doubtful accounts, respectively)	116,142	99,120
Inventory	31,889	33,058
Prepaid expenses and other current assets	31,483	22,353
Due from related parties	4,578	3,444
Deferred income tax assets	7,101	8,005
Total current assets	363,466	553,169
Marketable securities	63,952	174,745
Property and equipment (net of $232,548 and $220,685 accumulated depreciation, respectively)	153,509	147,625
Intangible assets (net of $23,862 and $17,815 accumulated amortization, respectively)	181,119	38,669
Goodwill	531,263	215,645
Deferred income tax assets	332,170	345,718
Deferred compensation plan assets	35,018	37,483
Other assets	31,779	17,137
Total assets	$1,692,276	$1,530,191

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$36,315	$37,634
Accrued expenses	39,784	41,261
Revenue share obligations	58,008	59,259
Limited partners' distribution payable	23,028	22,432
Accrued compensation and benefits	25,861	51,066
Deferred revenue	43,197	39,824
Current portion of tax receivable agreements	11,089	11,123
Current portion of long-term debt	4,075	2,256
Other liabilities	5,349	4,776
Total current liabilities	246,706	269,631
Long-term debt, less current portion	163,902	15,679
Tax receivable agreements, less current portion	220,194	224,754
Deferred compensation plan obligations	35,018	37,483
Other liabilities	20,376	20,914
Total liabilities	686,196	568,461
Commitments and contingencies
Redeemable limited partners' capital	3,635,391	4,079,832
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 37,770,122 and 37,668,870 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	378	377
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 106,078,063 and 106,382,552 shares issued and outstanding at September 30, 2015 and June 30, 2015 respectively	—	—
Accumulated deficit	(2,629,512)	(3,118,474)
Accumulated other comprehensive loss	(177)	(5)
Total stockholders' deficit	(2,629,311)	(3,118,102)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,692,276	$1,530,191
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
Net revenue:
Net administrative fees	$117,949	$106,523
Other services and support	75,105	59,221
Services	193,054	165,744
Products	77,781	63,564
Net revenue	270,835	229,308
Cost of revenue:
Services	38,124	32,764
Products	70,999	57,257
Cost of revenue	109,123	90,021
Gross profit	161,712	139,287
Operating expenses:
Selling, general and administrative	86,938	71,166
Research and development	456	1,073
Amortization of purchased intangible assets	6,047	903
	93,441	73,142
Operating income	68,271	66,145
Equity in net income of unconsolidated affiliates	4,590	4,866
Interest and investment income, net	241	191
Other expense, net	(1,809)	(504)
Other income, net	3,022	4,553
Income before income taxes	71,293	70,698
Income tax expense	19,040	5,811
Net income	52,253	64,887
Net income attributable to noncontrolling interest in S2S Global	—	(798)
Net income attributable to noncontrolling interest in Premier LP	(47,900)	(54,816)
Net income attributable to noncontrolling interest	(47,900)	(55,614)
Adjustment of redeemable limited partners' capital to redemption amount	466,801	(382,657)
Net income (loss) attributable to stockholders	$471,154	$(373,384)

Weighted average shares outstanding:
Basic	37,735	32,376
Diluted	145,560	32,376

Earnings (loss) per share attributable to stockholders:
Basic	$12.49	$(11.53)
Diluted	$0.24	$(11.53)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Net income	$52,253	$64,887
Net unrealized loss on marketable securities	(652)	(80)
Total comprehensive income	51,601	64,807
Less: comprehensive income attributable to noncontrolling interest	(47,416)	(55,552)
Comprehensive income attributable to Premier, Inc.	$4,185	$9,255

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	37,669	$377	106,383	$—	$—	$(3,118,474)	$(5)	$(3,118,102)
Redemption of limited partners	—	—	(214)	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	91	1	(91)	—	3,267	—	—	3,268
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	879	—	—	879
Issuance of Class A common stock under equity incentive plan	10	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	13,700	—	—	13,700
Repurchase of restricted units	—	—	—	—	(38)	—	—	(38)
Net income						52,253		52,253
Net income attributable to noncontrolling interest	—	—	—	—	—	(47,900)	—	(47,900)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(172)	(172)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(17,808)	484,609	—	466,801
Balance at September 30, 2015	37,770	$378	106,078	$—	$—	$(2,629,512)	$(177)	$(2,629,311)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Operating activities
Net income	$52,253	$64,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,912	11,211
Equity in net income of unconsolidated affiliates	(4,590)	(4,866)
Deferred income taxes	13,197	4,409
Stock-based compensation	13,547	6,439
Adjustment to tax receivable agreement liability	(4,818)	1,073
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(20,139)	(17,590)
Other assets	(12,286)	128
Inventory	1,169	(1,657)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	(32,710)	(17,732)
Long-term liabilities	(281)	(1,025)
Other operating activities	(535)	596
Net cash provided by operating activities	22,719	45,873
Investing activities
Purchase of marketable securities	(19,211)	(34,412)
Proceeds from sale of marketable securities	307,734	138,660
Acquisition of CECity.com, Inc., net of cash acquired	(398,261)	—
Acquisition of Healthcare Insights, LLC, net of cash acquired	(64,634)	—
Acquisition of Aperek, Inc., net of cash acquired	—	(47,446)
Acquisition of TheraDoc, Inc., net of cash acquired	—	(108,561)
Investment in unconsolidated affiliate	(1,000)	—
Distributions received on equity investment	5,450	5,050
Purchases of property and equipment	(17,141)	(14,360)
Other investing activities	434	481
Net cash used in investing activities	(186,629)	(60,588)
Financing activities
Payments made on notes payable	(330)	(322)
Proceeds from S2S Global revolving line of credit	—	200
Proceeds from credit facility	150,000	—
Proceeds from exercise of stock options under equity incentive plan	197	—
Repurchase of restricted units	(38)	(19)
Distributions to limited partners of Premier LP	(22,432)	(22,408)
Other financing activities	(174)	—
Net cash provided by (used in) financing activities	127,223	(22,549)
Net decrease in cash and cash equivalents	(36,687)	(37,264)
Cash and cash equivalents at beginning of period	146,522	131,786
Cash and cash equivalents at end of period	$109,835	$94,522

Supplemental schedule of non-cash investing and financing activities:
Payable to member owners incurred upon repurchase of ownership interest	$373	$1,515
Reduction in tax receivable agreement liability related to departed member owners	$789	$1,073
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,613	$3,112
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$23,028	$22,691
(Decrease) increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting increase (decrease) in additional paid-in-capital and accumulated deficit	$(466,801)	$382,657
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(3,268)	$—
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	$879	$—
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$1,013	$—
Increase in deferred tax assets related to quarterly exchange by member owners	$1,415	$—
Reduction in deferred tax assets related to departed member owners	$312	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry.
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
Basis of Presentation and Consolidation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 26% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 74% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to noncontrolling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to noncontrolling interest in the accompanying condensed consolidated statements of comprehensive income. During the three months ended September 30, 2015, the member owners exchanged approximately 91,000 of their Class B common units and associated Class B common stock for Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") following the consummation of the initial public offering ("IPO") and collectively with the IPO, the ("Reorganization and IPO") on October 1, 2013 (See Note 12 - Earnings (Loss) Per Share). As a result, at September 30, 2015, the member owners continue to own approximately 74% of the Company's combined Class A and Class B common stock (the "Common Stock") through their ownership of Class B common stock, and the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges, continue to own approximately 26% of the Company's outstanding Common Stock.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the condensed consolidated financial statements and related footnotes contained in the Company's 2015 Annual Report.

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, estimates of future cash flows associated with asset impairments, and the allocation of purchase price. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2015 Annual Report.

Recently Issued Accounting Standards
In September 2015, the FASB issued ASU 2015-16 Simplifying the Accounting Measurement-Period Adjustments. Under this standard, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

This standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. Early application is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03 Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”

This standard will be effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method.

The new standard will be effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance.

The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.
(3) BUSINESS ACQUISITIONS
Acquisition of Healthcare Insights, LLC
On July 31, 2015, the Company’s indirect wholly-owned subsidiary, Premier Healthcare Solutions, Inc. ("PHSI") acquired all of the limited liability company membership interests of Healthcare Insights, LLC (“HCI”) for $65.0 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The HCI acquisition also provides selling members with a contingent purchase price adjustment of up to $4.0 million based on HCI’s revenues during the twelve months ended December 31, 2017 as defined in the purchase agreement. HCI has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which includes budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care.
The Company has accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (See Note 5 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The HCI acquisition resulted in the recognition of approximately $41.9 million of goodwill (See Note 6 - Goodwill) attributable to the anticipated profitability of HCI. The Company reports HCI as part of its performance services segment as of July 31, 2015. The HCI acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the HCI acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed and the calculation of the contingent purchase price based on future revenue as defined in the purchase agreement.

Acquisition of CECity.com, Inc.

On August 20, 2015 pursuant to a stock purchase agreement, PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. (“CECity”), a Delaware corporation, for $400.0 million, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s credit facility (See Note 8 - Debt). Headquartered in Pittsburgh, Pennsylvania, CECity is a cloud-based healthcare solutions provider, specializing in performance management and improvement, pay-for-value reporting and professional education. CECity offers turnkey solutions for clinical data registries, continuing medical education, maintenance of certification, performance improvement, pay-for-value reporting and life-long professional development.
The Company has accounted for the CECity acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (See Note 5 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The CECity acquisition resulted in the recognition of approximately $273.7 million of goodwill (See Note 6 - Goodwill) which reflects a premium relative to the fair value of the identified assets due to the strategic importance of the transaction to the Company as well as CECity business model which does not rely intensively on tangible assets. The CECity acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the CECity acquisition is preliminary and subject to changes in fair value of working capital and the valuation of the assets acquired and the liabilities assumed. The following table summarizes the preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the CECity acquisition date of August 20, 2015 (in thousands):

Acquisition Date Fair Value
Purchase price	$400,000
Working capital adjustment	(28)
Total purchase price	399,972
Less: cash acquired	(1,708)
Total purchase price, net of cash acquired	398,264
Accounts receivable	3,937
Other current assets	294
Property and equipment	605
Intangible assets	125,400
Other non-current assets	186
Total assets acquired	130,422
Other current liabilities	5,871
Total liabilities assumed	5,871
Goodwill	$273,713

Approximately $1.2 million of pretax transaction-related costs related to the CECity acquisition are recorded in SG&A in the accompanying condensed consolidated statement of income for the three months ended September 30, 2015. The Company reports CECity as part of its performance services segment.

Pro forma results of operations for these acquisitions have not been presented because the effects on revenue and net income were not material to our historic condensed consolidated financial statements.

(4) MARKETABLE SECURITIES
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2015
Commercial paper	$998	$1	$—	$999
Corporate debt securities	89,512	6	(695)	88,823
Asset-backed securities	36,555	20	(7)	36,568
	$127,065	$27	$(702)	$126,390
June 30, 2015
Commercial paper	$43,067	$12	$—	$43,079
U.S. government debt securities	101,597	66	(8)	101,655
Corporate debt securities	211,079	34	(129)	210,984
Asset-backed securities	59,692	12	(10)	59,694
	$415,435	$124	$(147)	$415,412
Commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets.
The decline in the fair market value of corporate debt securities is attributable to changes in interest rates and not credit quality.  The Company does not intend to sell the corporate debt securities and it is not more likely than not that the Company will be required to sell the corporate debt securities before recovery of their amortized cost bases, which may be maturity.   The Company does not consider the corporate debt securities to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015, the Company had marketable securities with the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$62,447	$62,438
Due after one year through five years	64,618	63,952
	$127,065	$126,390
See Note 9 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.
(5) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Useful Life	September 30, 2015	June 30, 2015
Technology	5.0 years	$136,221	$34,524
Customer relationships	8.3 years	48,120	16,120
Non-compete agreements	5.0 years	4,080	80
Trade names	7.0 years	13,160	5,760
Technology under development	4.9 years	3,400	—
		$204,981	$56,484
Accumulated amortization		(23,862)	(17,815)
Total intangible assets, net		$181,119	$38,669

The increase in intangible assets, net was due to the CECity and HCI acquisitions completed during the three months ended September 30, 2015 (See Note 3 - Business Acquisitions). Amortization expense of intangible assets totaled $6.0 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.

(6) GOODWILL

Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2015	$31,765	$183,880	$215,645
CECity acquisition	—	273,713	273,713
HCI acquisition	—	41,905	41,905
Balance at September 30, 2015	$31,765	$499,498	$531,263

(7) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company held 50% of the membership units in Innovatix at September 30, 2015 and June 30, 2015. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $8.1 million and $9.3 million at September 30, 2015 and June 30, 2015, respectively, and is classified as long-term and included in other assets in the accompanying condensed consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is $4.4 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively, all of which is included in the supply chain services segment.
On May 1, 2015, Premier, through its subsidiary, PSCI, purchased 5,000,000 units of Class B Membership Interests in PharmaPoint, LLC ("PharmaPoint") for $5.0 million, which provided PSCI with a 28% ownership interest in PharmaPoint. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting. The carrying value of the Company's investment in PharmaPoint is approximately $4.9 million at September 30, 2015 and $5.0 million at June 30, 2015, which is included in other assets in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2015, the Company’s share of PharmaPoint’s net loss was $0.1 million which is included in equity in net income from unconsolidated affiliates in the accompanying condensed consolidated statements of income and included in the supply chain services segment.

(8) DEBT
Long-term debt consists of the following (in thousands):

			September 30, 2015	June 30, 2015
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
Credit Agreement	$750,000	June 24, 2019	$150,000	$—
Notes Payable	—	Various	17,977	17,935
			167,977	17,935
Less: current portion			(4,075)	(2,256)
Total			$163,902	$15,679
Credit Facility
On June 24, 2014, Premier LP, along with its wholly-owned subsidiaries, Premier Supply Chain Improvement, Inc. ("PSCI") and PHSI, as Co-Borrowers, Premier GP, and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured credit agreement, dated as of June 24, 2014, and amended on June 4, 2015 (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Agreement may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the Credit Agreement by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier is not a guarantor under the Credit Agreement.
At the Company's option committed loans may be in the form of eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. In conjunction with the CECity acquisition the Company utilized $150.0 million of the Credit Facility to fund the acquisition (See Note 3 - Business Acquisitions). At September 30, 2015, the interest rate for three month and six month Eurodollar Loans was 1.465% and 1.655%, respectively. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2015, the commitment fee was 0.125%. As of September 30, 2015, the Company had approximately $25.0 million available for credit commitments.
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at September 30, 2015.
The Credit Agreement also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the administrative agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Agreement without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Agreement.
Notes Payable
Notes payable consist primarily of non-interest bearing notes payable outstanding to departed member owners.

(9) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets which are measured at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2015
Cash equivalents	$17,905	$17,905	$—
Commercial paper	999	—	999
Corporate debt securities	88,823	—	88,823
Asset-backed securities	36,568	—	36,568
Deferred compensation plan assets(a)	38,398	38,398	—
Total assets	$182,693	$56,303	$126,390

June 30, 2015
Cash equivalents	$33,434	$33,434	$—
Commercial paper	43,079	—	43,079
U.S. government debt securities	101,655	34,145	67,510
Corporate debt securities	210,984	—	210,984
Asset-backed securities	59,694	—	59,694
Deferred compensation plan assets(a)	40,057	40,057	—
Total assets	$488,903	$107,636	$381,267
(a) Deferred compensation plan assets consist of highly liquid mutual fund investments.
Cash equivalents are included in cash and cash equivalents; commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are included in current and long-term marketable securities; the current portion of deferred compensation plan assets are included in prepaid expenses and other current assets ($3.4 million and $2.6 million at September 30, 2015 and June 30, 2015, respectively) in the accompanying condensed consolidated balance sheets. The fair value of the Company's commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active. The Company had no assets for which fair value is measured on a recurring basis at September 30, 2015 and June 30, 2015 that would be classified as Level 3.

Non-Recurring Fair Value Measurements
During the three months ended September 30, 2015, no non-recurring fair value measurements were required relating to the testing of goodwill and intangible assets for impairment, however the purchase price allocations required significant non-recurring Level 3 inputs (See Note 3 - Business Acquisitions).
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates carrying value because of the short-term nature of these financial instruments. The carrying amount of the Credit Facility at September 30, 2015 approximates fair value based on the variable nature of the interest thereupon and the consistency of the three and six-month LIBOR since drawing on the Credit Facility in August 2015. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.5 million and $0.6 million at September 30, 2015 and June 30, 2015, respectively, based on an assumed market interest rate of 1.7% at September 30, 2015 and 1.6% at June 30, 2015, respectively.

(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Pursuant to the terms of the historical limited partnership agreement, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partner's withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under the existing limited partnership agreement of Premier LP. As a result, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying condensed consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
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
Redeemable limited partners' capital represents the member owners' 74% ownership of Premier LP at September 30, 2015. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement in the mezzanine section of the accompanying condensed consolidated balance sheet at September 30, 2015. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2015 and 2014 the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $(466.8) million and $382.7 million, respectively.
During the three months ended September 30, 2015, the Company recorded a reduction of $3.3 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement (See Note 12 - Earnings (Loss) Per Share).
The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2015 to September 30, 2015 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Distributions applied to receivables from limited partners	1,613	—	—	1,613
Redemption of limited partners	—	(373)	—	(373)
Net income attributable to Premier LP	—	47,900	—	47,900
Distributions to limited partners	—	(23,028)	—	(23,028)
Net unrealized loss on marketable securities	—	—	(484)	(484)
Exchange of Class B common units for Class A common stock by member owners	—	(3,268)	—	(3,268)
Adjustment to redemption amount	—	(466,801)	—	(466,801)
September 30, 2015	$(10,020)	$3,645,903	$(492)	$3,635,391
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2015.

During the three months ended September 30, 2015, one limited partner withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying condensed consolidated balance sheets. In connection with such withdrawal, the Company issued a $0.4 million five-year, unsecured, non-interest bearing term promissory note.
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions will be required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner’s ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, it is not based directly on revenue generated from an individual partner’s participation as the distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as participation by non-owner members in Premier’s service offerings. To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution. As provided in the limited partnership agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP made a quarterly distribution on August 27, 2015 to its limited partners of $22.4 million, which is equal to Premier LP's total taxable income for the three months ended June 30, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable before November 29, 2015 (or prior to the 60th day after the end of the calendar quarter ended September 30, 2015), equal to Premier LP's total taxable income for the three months ended September 30, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $23.0 million is reflected in limited partners' distribution payable in the accompanying condensed consolidated balance sheet at September 30, 2015 .
(11) STOCKHOLDERS' DEFICIT
As of September 30, 2015, there were 37,770,122 shares of the Company's Class A common stock, par value $0.01 per share, and 106,078,063 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
(12) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share of Premier is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units and awards, shares of non-vested performance share awards, shares that could be issued under the outstanding stock options and Class B common units issued if all exchanges occurred.
The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$471,154	$(373,384)

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$471,154	$—
Adjustment of redeemable limited partners' capital to redemption amount	(466,801)	—
Net income attributable to non-controlling interest in Premier LP	47,900	—
Net income	52,253	—
Tax effect on Premier Inc. net income (a)	(16,658)	—
Adjusted net income	$35,595	$—

Denominator for basic earnings (loss) weighted average shares (b)	37,735	32,376

Denominator for diluted earnings (loss) per share:
Effect of dilutive securities: (c)
Stock options	311	—
Restricted stock	508	—
Performance share awards	928	—
Class B shares outstanding at the beginning of reporting period	106,078	—
Denominator for diluted earnings (loss) per share-adjusted:
Weighted average shares and assumed conversions	145,560	32,376

Basic earnings (loss) per share	$12.49	$(11.53)
Diluted earnings (loss) per share	$0.24	$(11.53)

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from noncontrolling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three months ended September 30, 2015 and 2014.

(c)
For the three months ended September 30, 2014, the conversion of 252 Class A common shares and 111,867 Class B common units exchangeable for Class A common shares were excluded from the dilutive weighted average shares outstanding because inclusion thereof would have been anti-dilutive.

Pursuant to the terms of the Exchange Agreement, Premier has issued, on a quarterly basis, shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP. In connection with the exchange of Class B common units by member owners, shares of Premier's Class B common stock are surrendered by member owners and retired (See Note 10 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement. The table only contemplates the quarterly exchange of Class B common stock for Class A common stock, and not other changes that may arise from time to time:

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2015	91,374	91,374	106,078,063	106,078,063	37,762,544	74%/26%
November 2, 2015 (a)	5,830,458	5,830,458	100,247,605	100,247,605	43,600,507	70%/30%

(a)	As the quarterly exchange occurred on November 2, 2015, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended September 30, 2015.
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $13.5 million and $6.4 million, respectively, for the three months ended September 30, 2015 and 2014, respectively, with a resulting deferred tax benefit of $5.1 million and $2.4 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes.
At September 30, 2015, there was $60.3 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.85 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of September 30, 2015, there were 5,322,399 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock. Restricted stock units ("RSU") and restricted stock awards ("RSA") issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. The following table includes information related to restricted stock awards for the three months ended September 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	819,091	$28.15
Granted	169,363	$35.65
Vested	(3,069)	$28.58
Forfeited	(12,836)	$29.22
Outstanding at September 30, 2015	972,549	$29.44
At September 30, 2015, there was $13.8 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.68 years.

Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the three months ended September 30, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	1,091,868	$28.19
Granted	362,129	$35.65
Forfeited	(9,657)	$30.68
Outstanding at September 30, 2015	1,444,340	$30.04
At September 30, 2015, there was $25.7 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.99 years.

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,643,078	$28.24
Granted	811,602	$35.65
Exercised	(7,131)	$27.67
Forfeited	(11,701)	$32.40
Outstanding at September 30, 2015	3,435,848	$29.97

Outstanding and exercisable at September 30, 2015	1,521,633	$27.64
The aggregate intrinsic value of stock options outstanding at September 30, 2015 was $16.2 million. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2015 was $10.2 million. The aggregate intrinsic value of stock options expected to vest at September 30, 2015 was $6.0 million. The intrinsic value of stock options exercised during the year ended September 30, 2015 was $0.1 million.

At September 30, 2015, there was $20.8 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 1.78 years.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

	Three Months Ended September 30,
	2015	2014
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	32.70%	39.50%
Risk-free interest rate (4)	1.74%	1.84%
Weighted average option grant date fair value	$12.40	$12.82

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
(14) INCOME TAXES
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
For the three months ended September 30, 2015 and 2014, the Company recorded tax expense on income before taxes of $19.0 million and $5.8 million, respectively, which equates to an effective tax rate of 26.7% and 8.2%, respectively. For the three months ended September 30, 2015 and 2014, the Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses. The effective tax rate has increased from the prior year due to a discrete tax expense of $8.0 million or 11.3% recorded in connection with adjustments to deferred tax assets associated with North Carolina reducing its state income tax rate for years 2016 and beyond by 1% and the recording of valuation allowances against deferred tax assets of $6.6 million or 9.2% at PHSI that were not present in the prior year.
The Company has deferred tax assets of $339.3 million and $353.7 million as of September 30, 2015 and June, 30, 2015 respectively. The decrease of $14.4 million is primarily attributable to reductions in deferred tax assets of $8.0 million recorded in connection with adjusting the basis in assets related to the North Carolina state income tax rate of 1%, a valuation allowance recorded against deferred tax assets of $6.6 million at PHSI, $1.2 million deferred tax expense recorded in the ordinary course of business due to the change in deferred tax assets, offset by an increase of $1.4 million in connection with member owner units pursuant to the Exchange Agreement that occurred in the quarter.
The Company has tax receivable agreement liabilities of $231.3 million as of September 30, 2015, representing 85% of the tax savings the Company expects to receive in connection with the Section 754 election which results in adjustments to the tax basis of the assets of Premier LP upon member exchanges of Class B units of Premier LP for Class A shares of Premier, Inc. and represents a decrease of $4.6 million when compared to the $235.9 million as of June 30, 2015. The decrease is attributable to a $4.8 million decrease in connection with revaluing the deferred tax assets and tax receivable liabilities associated with the North Carolina state income tax rate reduction of 1% and $0.8 million in connection with departed member owners, offset by a $1.0 million increase in connection with member quarterly exchanges on July 31, 2015.

(15) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of September 30, 2015. Net administrative fees revenue recorded with GNYHA and its member organizations was $15.6 million and $14.5 million for the three months ended September 30, 2015 and 2014, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $6.7 million and $7.1 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at September 30, 2015 and June 30, 2015, respectively. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $0.7 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. The Company had revenue share obligations to Essensa of $0.1 million and $0.2 million at September 30, 2015 and June 30, 2015, respectively.
In addition, of the $23.0 million and $22.4 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets, $3.0 million and $3.0 million are payable to GNYHA and its member organizations at September 30, 2015 and June 30, 2015, respectively. In addition, $8.2 million and $5.1 million were recorded during the three months ended September 30, 2015 and 2014, respectively, for services and support revenue earned from GNYHA and its member organizations. The increase in services and support revenue is primarily attributable to the increased participation by GNYHA and its member organizations in the Company's specialty pharmacy program. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $4.1 million and $3.0 million at September 30, 2015 and June 30, 2015, respectively.

The Company's 50% ownership share of Innovatix's net income included in other income (expense), net, in the accompanying condensed consolidated statements of income is $4.4 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $9.4 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and June 30, 2015, the Company had revenue share obligations to Innovatix of $3.1 million and $3.7 million, respectively, in the accompanying condensed consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.0 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. The Company did not receive an annual incentive management fee for the three months ended September 30, 2015 and received $0.1 million for the three months ended September 30, 2014. As of September 30, 2015 and June 30, 2015, $0.5 million and $0.4 million, respectively, in amounts payable to the Company by AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets.
(16) COMMITMENTS AND CONTINGENCIES
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

(17) SEGMENTS

The Company delivers its solutions and manages its business through two reportable business segments, the supply chain services segment and the performance services segment. The supply chain services segment includes the Company's GPO, integrated pharmacy offerings and direct sourcing activities. The performance services segment includes the Company's informatics, collaborative, advisory services and insurance services businesses.
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present selected net revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
Net Revenue	2015	2014
Supply Chain Services
Net administrative fees	$117,949	$106,523
Other services and support	819	215
Services	118,768	106,738
Products	77,781	63,564
Total Supply Chain Services	$196,549	$170,302
Performance Services	74,286	59,006
Total	$270,835	$229,308

	Three Months Ended September 30,
Segment Adjusted EBITDA	2015	2014
Supply Chain Services	$102,949	$91,268
Performance Services	24,925	18,362
Corporate	(22,877)	(19,112)
Total	$104,997	$90,518

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Segment Adjusted EBITDA	$104,997	$90,518
Depreciation and amortization	(11,865)	(10,308)
Amortization of purchased intangible assets	(6,047)	(903)
Acquisition related expenses (a)	(3,472)	(1,278)
Strategic and financial restructuring expenses (b)	(27)	(96)
Stock-based compensation expense (c)	(13,700)	(6,439)
ERP implementation expenses (d)	(560)	—
Adjustment to tax receivable agreement liability (e)	4,818	1,073
Acquisition related adjustment - deferred revenue (f)	(3,092)	(2,065)
Equity in net income of unconsolidated affiliates (g)	(4,590)	(4,866)
Deferred compensation plan expense	1,809	509
Operating income	$68,271	$66,145
Equity in net income of unconsolidated affiliates (g)	4,590	4,866
Interest and investment income, net	241	191
Other expense, net	(1,809)	(504)
Income before income taxes	$71,293	$70,698

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents non-cash employee stock based compensation expense and stock purchase plan expense.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2015, and impact of departed member owners.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.

The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Three Months Ended September 30,
Capital Expenditures	2015	2014
Supply Chain Services	$764	$655
Performance Services	15,263	13,539
Corporate	1,114	166
Total	$17,141	$14,360

Total Assets	September 30, 2015	June 30, 2015
Supply Chain Services	$256,025	$466,537
Performance Services	944,390	457,963
Corporate	491,861	605,691
Total	$1,692,276	$1,530,191

	Three Months Ended September 30,
Depreciation and Amortization Expense (a)	2015	2014
Supply Chain Services	$517	$412
Performance Services	15,924	9,553
Corporate	1,471	1,246
Total	$17,912	$11,211
(a) Includes amortization of purchased intangible assets.
(18) SUBSEQUENT EVENTS

On October 1, 2015, the Company acquired all of the limited liability company membership interests of InFlowHealth, LLC (“InFlow”) for $6.0 million in cash, subject to adjustment based on InFlow’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual revenues through December 2019. The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period.
InFlow is a SaaS-based software developer that specializes in improving the operational, financial and strategic performance of physician practices. Inflow’s software allows physicians to identify opportunities for improvement and guide practice budgeting and strategic investments by aggregating financial and operational data from physicians in medical groups across the United States. The software is designed to provide actionable insights into among other things, practice capacity, patient volumes, productivity and staffing ratios, revenue cycle performance, patient demographics, referral patterns, and overall compensation. The Company will report Inflow as part of its performance services segment as of October 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” in the 2015 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.
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
As of September 30, 2015, we were controlled by 176 U.S. hospitals, health systems and other healthcare organizations, that represent approximately 1,300 owned, leased and managed acute care facilities and other non-acute care organizations, through the holdings of Class B common stock, which they received upon the consummation of the Reorganization and IPO on October 1, 2013. As of September 30, 2015, the Class A common stock and Class B common stock represented approximately 26% and 74% of our combined Class A and Class B common stock (the "common stock"). As of September 30, 2015, all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.

We generated net revenue of $270.8 million and $229.3 million, net income of $52.3 million and $64.9 million, and Adjusted EBITDA of $105.0 million and $90.5 million for the three months ended September 30, 2015 and 2014, respectively.

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

Our supply chain services segment includes one of the largest healthcare GPOs in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $170.3 million for the three months ended September 30, 2014 to $196.5 million for three months ended September 30, 2015, representing net revenue growth of 15%, and accounted for 73% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.

Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $59.0 million for the three months ended September 30, 2014 to $74.3 million for the three months ended September 30, 2015, representing revenue growth of 26%, and in the three months ended September 30, 2015 accounted for 27% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our technology-enabled performance improvement collaboratives.

Acquisitions

Acquisition of Healthcare Insights, LLC

On July 31, 2015, PHSI acquired all of the limited liability company membership interests of HCI for $65.0 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members an earn-out opportunity based on HCI’s revenues during the twelve months ended December 31, 2017. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill (See Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

Acquisition of CECity.com, Inc.

On August 20, 2015 PHSI purchased all the outstanding shares of capital stock of CECity for $400.0 million, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s Credit Facility (See Note 8 - Debt). Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill (See Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

See Note 19 - Subsequent Events for more information regarding our acquisition activities.

Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect our actual results may vary materially from our expected results. See "Cautionary Note Regarding Forward-Looking Statements."
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, population health management and PremierConnect® Enterprise, a cloud-based data warehousing, collaboration and content management solution that allows our members to aggregate and share information on one common platform that is both payer and supplier neutral.

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
The success of our supply chain services revenue streams are influenced by the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing.

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
Operating Expenses
Selling, general and administrative (“SGA”) expenses consist of expenses directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. In general, SGA expenses are comprised of compensation and benefits related costs, travel-related expenses, business development expenses including costs for business acquisition opportunities and indirect costs such as insurance, professional fees, and other general overhead expenses. General and administrative expenses have increased as a result of being a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
Research and development expenses consist of employee-related compensation and benefits expenses and third-party consulting fees of technology professionals incurred to develop our software-related products and services.
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
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and PSCI. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. As such, the effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income tax at Premier.
Net Income Attributable to Noncontrolling Interest
As of September 30, 2015, we owned an approximate 26% controlling general partner interest in Premier LP through Premier GP. Net income attributable to noncontrolling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 74%) and the portion of net income or loss attributable to the noncontrolling equity holders of S2S Global (40%) prior to the February 2, 2015 purchase. Our noncontrolling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to approximately 74% as of September 30, 2015, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (See Note 10 - Redeemable Limited Partners' Capital).

Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all non-GAAP financial measures, we consider non-recurring items to be expenses and other items that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on disposal of assets.
We define Segment Adjusted EBITDA as the segment's net revenue less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP and (iv) reflecting an adjustment for income tax expense on non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items and the effects of noncontrolling interests in Premier LP.
We define Adjusted Fully Distributed Earnings Per Share as earnings per share attributable to Premier (i) excluding income tax expense, (ii) excluding impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of noncontrolling interest in Premier LP and (v) reflecting an adjustment for income tax expense on non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Earnings Per Share is a non-GAAP financial measure because it represents earnings per share attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items, the effects of noncontrolling interests in Premier LP, and the impact of the adjustment of redeemable limited partners' capital to redemption amount.
We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. Free Cash Flow is a non-GAAP financial measure because it does not represent net cash provided by operating activities alone but takes into consideration the ongoing distributions to limited partners and purchase of property and equipment that are necessary for ongoing business operations and long-term value creation. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services as well as development of new and upgraded products and services to support future growth. Free Cash Flow is important because it allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related business and/or debt reduction. Also, Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayment.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and nonrecurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, which began on October 31, 2014, and occur each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
Despite the importance of these non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Credit Facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow are not measurements of financial performance under GAAP, may have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP.
Some of the limitations of EBITDA, Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Credit Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operating activities.
Some of the limitations of Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings Per Share are not measures of profitability under GAAP.
We also urge you to review the reconciliation of these non-GAAP measures included elsewhere in this Quartely Report. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow are susceptible to varying calculations, the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings Per Share and Free Cash Flow measures, as presented in this Quarterly Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table summarizes our actual results of operations for the three months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$117,949	43%	$106,523	46%
Other services and support	75,105	28%	59,221	26%
Services	193,054	71%	165,744	72%
Products	77,781	29%	63,564	28%
Net revenue	270,835	100%	229,308	100%
Cost of revenue:
Services	38,124	14%	32,764	14%
Products	70,999	26%	57,257	25%
Cost of revenue	109,123	40%	90,021	39%
Gross profit	161,712	60%	139,287	61%
Operating expenses:
Selling, general and administrative	86,938	32%	71,166	31%
Research and development	456	—%	1,073	1%
Amortization of purchased intangible assets	6,047	2%	903	—%
	93,441	35%	73,142	32%
Operating income	68,271	25%	66,145	29%
Other income, net	3,022	1%	4,553	2%
Income before income taxes	71,293	26%	70,698	31%
Income tax expense	19,040	7%	5,811	2%
Net income	52,253	19%	64,887	28%
Net income attributable to noncontrolling interest in S2S Global	—	—%	(798)	—%
Net income attributable to noncontrolling interest in Premier LP	(47,900)	(18)%	(54,816)	(24)%
Net income attributable to noncontrolling interest	(47,900)	(18)%	(55,614)	(24)%
Adjustment of redeemable limited partners' capital to redemption amount	466,801	nm	(382,657)	nm
Net income (loss) attributable to stockholders	$471,154	nm	$(373,384)	nm

Weighted average shares outstanding:
Basic	37,735	nm	32,376	nm
Diluted	145,560	nm	32,376	nm

Earnings (loss) per share attributable to stockholders
Basic	$12.49	nm	$(11.53)	nm
Diluted	$0.24	nm	$(11.53)	nm

Adjusted EBITDA (1)	$104,997	39%	$90,518	39%
Adjusted Fully Distributed Net Income (2)	$56,024	21%	$47,765	21%
Adjusted Fully Distributed Earnings Per Share (3)	$0.38	nm	$0.33	nm
nm = Not meaningful
na = Not applicable

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Net income	$52,253	$64,887
Interest and investment income, net (a)	(241)	(191)
Income tax expense	19,040	5,811
Depreciation and amortization	11,865	10,308
Amortization of purchased intangible assets	6,047	903
EBITDA	88,964	81,718
Stock-based compensation (b)	13,700	6,439
Acquisition related expenses (c)	3,472	1,278
Strategic and financial restructuring expenses (d)	27	96
ERP implementation expenses (e)	560	—
Adjustment to tax receivable agreement liability (f)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (g)	3,092	2,065
Other income, net (h)	—	(5)
Adjusted EBITDA	$104,997	$90,518

Segment Adjusted EBITDA:
Supply Chain Services	$102,949	$91,268
Performance Services	24,925	18,362
Corporate (i)	(22,877)	(19,112)
Adjusted EBITDA	104,997	90,518
Depreciation and amortization	(11,865)	(10,308)
Amortization of purchased intangible assets	(6,047)	(903)
Stock-based compensation (b)	(13,700)	(6,439)
Acquisition related expenses (c)	(3,472)	(1,278)
Strategic and financial restructuring expenses (d)	(27)	(96)
ERP implementation expenses (e)	(560)	—
Adjustment to tax receivable agreement liability (f)	4,818	1,073
Acquisition related adjustment - deferred revenue (g)	(3,092)	(2,065)
Equity in net income of unconsolidated affiliates	(4,590)	(4,866)
Deferred compensation plan expense	1,809	509
Operating income	68,271	66,145
Equity in net income of unconsolidated affiliates	4,590	4,866
Interest and investment income, net (a)	241	191
Other expense, net (h)	(1,809)	(504)
Income before income taxes	$71,293	$70,698

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents employee stock based compensation expense and stock purchase plan expense.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)	Represents implementation and other costs of new ERP system.

(f)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2015, and impact of departed member owners.

(g)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(h)	Represents gains and losses on investments and other assets.

(i)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Net income (loss) attributable to stockholders	$471,154	$(373,384)
Adjustment of redeemable limited partners' capital to redemption amount	(466,801)	382,657
Income tax expense	19,040	5,811
Stock-based compensation	13,700	6,439
Acquisition related expenses (a)	3,472	1,278
Strategic and financial restructuring expenses (b)	27	96
ERP implementation expenses (c)	560	—
Adjustment to tax receivable agreement liability (d)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (e)	3,092	2,065
Amortization of purchased intangible assets	6,047	903
Net income attributable to noncontrolling interest in Premier LP (f)	47,900	54,816
Non-GAAP fully distributed income before income taxes	93,373	79,608
Income tax expense on fully distributed income before income taxes (g)	37,349	31,843
Non-GAAP Adjusted Fully Distributed Net Income	$56,024	$47,765

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents implementation and other costs of new ERP system.

(d)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2015, and impact of departed member owners.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP Adjusted Fully Distributed Net Income before income taxes.

36

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to non-GAAP Adjusted Fully Distributed Earnings Per Share for the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to non-GAAP Adjusted Fully Distributed Earnings Per Share:
Net income (loss) attributable to stockholders	$471,154	$(373,384)
Adjustment of redeemable limited partners' capital to redemption amount	(466,801)	382,657
Income tax expense	19,040	5,811
Stock-based compensation	13,700	6,439
Acquisition related expenses (a)	3,472	1,278
Strategic and financial restructuring expenses (b)	27	96
ERP implementation expenses (c)	560	—
Adjustment to tax receivable agreement liability (d)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (e)	3,092	2,065
Amortization of purchased intangible assets	6,047	903
Net income attributable to noncontrolling interest in Premier LP (f)	47,900	54,816
Non-GAAP fully distributed income before income taxes	93,373	79,608
Income tax expense on fully distributed income before income taxes (g)	37,349	31,843
Non-GAAP Adjusted Fully Distributed Net Income	$56,024	$47,765

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to non-GAAP Adjusted Fully Distributed Earnings Per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	37,735	32,376
Potentially dilutive shares	1,747	252
Conversion of class B common units	106,078	112,083
Weighted average fully distributed shares outstanding - diluted	145,560	144,711

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents implementation and other costs of new ERP system.

(d)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2015, and impact of departed member owners.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP Adjusted Fully Distributed Net Income before income taxes.

The following table show the reconciliation of earnings (loss) per share attributable to stockholders to non-GAAP Adjusted Fully Distributed Earnings Per Share for the periods presented:

	Three Months Ended September 30,
	2015	2014

Earnings (loss) per share attributable to stockholders	$12.49	$(11.53)
Adjustment to redeemable limited partners' capital to redemption amount	(12.37)	11.82
Impact of additions:
Income tax expense	0.50	0.18
Stock-based compensation	0.36	0.20
Acquisition related expenses (a)	0.09	0.04
Strategic and financial restructuring expenses (b)	—	—
ERP implementation expenses (c)	0.02	—
Adjustment to tax receivable agreement liability (d)	(0.13)	(0.03)
Acquisition related adjustment - deferred revenue (e)	0.08	0.06
Amortization of purchased intangible assets	0.16	0.03
Net income attributable to noncontrolling interest in Premier LP (f)	1.27	1.69
Impact of corporation taxes (g)	(0.99)	(0.98)
Impact of increased share count (h)	(1.10)	(1.15)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.38	$0.33

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents implementation and other costs of new ERP system.

(d)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2015, and impact of departed member owners.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require us to account for the fair values of software license updates and product support contracts assumed in connection with our acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the noncontrolling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of non-GAAP Adjusted Fully Distributed Net Income before income taxes.

(h)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the three months ended September 30, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended September 30,
	2015		2014
Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$117,949	44%	$106,523	46%
Other services and support	819	—%	215	—%
Services	118,768	44%	106,738	47%
Products	77,781	29%	63,564	28%
Total Supply Chain Services	196,549	73%	170,302	74%
Performance Services	74,286	27%	59,006	26%
Total	270,835	100%	229,308	100%
Total net revenue for the three months ended September 30, 2015 was $270.8 million, an increase of $41.5 million, or 18%, from $229.3 million for the three months ended September 30, 2014. Our supply chain services net revenue was 73% and 74% of total net revenue for the three months ended September 30, 2015 and 2014, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended September 30, 2015 was $196.5 million, an increase of $26.2 million, or 15%, from $170.3 million for the three months ended September 30, 2014.
Net administrative fees revenue in our supply chain services segment for the three months ended September 30, 2015 was $117.9 million, an increase of $11.4 million, or 11%, from $106.5 million for the three months ended September 30, 2014. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, continuing impact of newer member conversion to our contract portfolio, including those that have recently joined, as well as the impact of increased utilization trends. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end, however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the three months ended September 30, 2015 was $77.8 million, an increase of $14.2 million, or 22%, from $63.6 million for the three months ended September 30, 2014. Product revenue in our supply chain services segment increased for the three months ended September 30, 2015 due to $8.5 million of increased specialty pharmacy revenue and $6.1 million of increased direct sourcing revenue, as a result of ongoing expansion of member purchasing from our specialty pharmacy and direct sourcing businesses. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Our performance services segment net revenue for the three months ended September 30, 2015 was $74.3 million, an increase of $15.3 million, or 26%, from $59.0 million for the three months ended September 30, 2014. The increase was primarily the result of growth in our SaaS subscription and license revenue of $6.4 million driven primarily by our acquisition of TheraDoc in September 2014, resulting in two additional months of revenue in the current quarter, the acquisitions of Heathcare Insights, LLC ("HCI") and CECity.com, Inc. ("CECity") during the quarter ended September 30, 2015, as well as new sales of existing solutions. Also contributing to the increase was an increase in our advisory services of approximately $5.1 million, partially offset by a decrease of $3.2 million as a result of the termination of the original Partnership for Patients government contract in December 2014. Also contributing to the increase were additional revenues related to our HCI and CECity acquisitions which the Company acquired during the quarter ended September 30, 2015.

We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our performance services net revenue to continue to grow to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Cost of Revenue
The following table summarizes our cost of revenue for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	2014
Cost of revenue:
Products	$70,999	$57,257
Services	38,124	32,764
Total cost of revenue	$109,123	$90,021
Cost of revenue by segment:
Supply Chain Services	$71,617	$57,447
Performance Services	37,506	32,574
Total cost of revenue	$109,123	$90,021
Cost of revenue for the three months ended September 30, 2015 was $109.1 million, an increase of $19.1 million, or 21%, from $90.0 million for the three months ended September 30, 2014. Cost of product revenue increased by $13.7 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $5.4 million primarily due to an increase in amortization of internally-developed software applications and expenses related to population health management SaaS informatics products under reseller agreements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our recent acquisitions of Aperek, TheraDoc, CECity and HCI.
Cost of revenue for the supply chain services segment for the three months ended September 30, 2015 was $71.6 million, an increase of $14.2 million, or 25%, from $57.4 million for the three months ended September 30, 2014. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended September 30, 2015 was $37.5 million, an increase of $4.9 million, or 15%, from $32.6 million for the three months ended September 30, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements, and increased salary costs related to advisory services.

Operating Expenses
The following table summarizes our operating expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	2014
Operating expenses:
Selling, general and administrative	$86,938	$71,166
Research and development	456	1,073
Amortization of purchased intangible assets	6,047	903
Total operating expenses	93,441	73,142
Operating expenses by segment:
Supply Chain Services	$27,288	$26,866
Performance Services	33,853	20,965
Total segment operating expenses	61,141	47,831
Corporate	32,300	25,311
Total operating expenses	$93,441	$73,142
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2015 were $86.9 million, an increase of $15.7 million, or 22%, from $71.2 million for the three months ended September 30, 2014. The increase was primarily attributable to increased salaries and benefits, rent and utility expenses due to the acquisitions of Aperek, Inc. and TheraDoc, Inc. during the quarter ended September 30, 2014, resulting in two additional months of expense in the current quarter and the acquisitions of HCI and CECity during the quarter ended September 30, 2015.  The increase is also the result of increased stock-based compensation of $7.3 million primarily as a result of an increase in projected achievement for performance based shares, an increase in acquisition-related expenses of $2.2 million recognized during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and an increase in our hardware and software maintenance costs related to the expansion of our SaaS informatics products. Partially offsetting these increases was a $4.8 million adjustment to the Tax Receivable Agreement ("TRA") liability in connection with revaluing the deferred tax assets and tax receivable liabilities associated with the North Carolina state income tax rate reduction of 1%.
Stock compensation increased from $6.4 million for the three months ended September 30, 2014 to $13.7 million for the three months ended September 30, 2015, an increase of $7.3 million. The increase in stock compensation expense is primarily attributable to a cumulative catch-up adjustment of approximately $5.4 million related to the 2014 fiscal year performance shares award grant to apply the impact of revising our estimate of the Company's probable achievement level.
We expect our selling, general and administrative expenses will continue to increase as we grow our business and continue to operate in the public company environment.
Research and Development
Research and development expenses for the three months ended September 30, 2015 were $0.5 million, a decrease of $0.6 million, or 55%, from $1.1 million for the three months ended September 30, 2014. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended September 30, 2015 was $6.1 million, an increase of $5.2 million, from $0.9 million for the three months ended September 30, 2014. The increase was primarily as a result of the additional amortization of purchased intangible assets obtained in our acquisitions of TheraDoc and Aperek. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.

Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended September 30, 2015 was $3.0 million, a decrease of $1.6 million or 35% from $4.6 million for the three months ended September 30, 2014, due primarily to a decrease in the fair value of deferred compensation assets of $1.8 million recognized during the three months ended September 30, 2015.

Income Tax Expense
Income tax expense for the three months ended September 30, 2015 was $19.0 million, an increase of $13.2 million from $5.8 million for the three months ended September 30, 2014. The effective tax rate has increased to 26.7% for the three months ended September 30, 2015 from 8.2% for the three months ended September 30, 2014 due to a discrete tax expense of $8.0 million or 11.3% recorded in connection with adjustments to deferred tax assets associated with North Carolina reducing its state income tax rate for years 2016 and beyond by 1% and the recording of a valuation allowance against deferred tax assets of $6.6 million or 9.2% at PHSI that were not present in the prior year.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the three months ended September 30, 2015 was $47.9 million, a decrease of $7.7 million, or 14%, from $55.6 million for the three months ended September 30, 2014, primarily as a result of overall decrease in net income of $12.6 million.

Non-GAAP Adjusted EBITDA

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$102,949	38%	$91,268	40%
Performance Services	24,925	9%	18,362	8%
Total Segment Adjusted EBITDA	127,874	47%	109,630	48%
Corporate	(22,877)	(8)%	(19,112)	(8)%
Total Adjusted EBITDA	$104,997	39%	$90,518	40%
Adjusted EBITDA for the three months ended September 30, 2015 was $105.0 million, an increase of $14.5 million, or 16%, from $90.5 million for the three months ended September 30, 2014.
Segment Adjusted EBITDA for the supply chain services segment of $102.9 million for the three months ended September 30, 2015 reflects an increase of $11.6 million, or 13%, compared to $91.3 million for the three months ended September 30, 2014, primarily as a result of increased net administrative fees revenue and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $24.9 million for the three months ended September 30, 2015 reflects an increase of approximately $6.5 million, or 35%, compared to $18.4 million for the three months ended September 30, 2014, as a result of the sale of new PremierConnect SaaS informatics products, partially offset by increased operating expenses related to our acquisitions of Aperek, TheraDoc, CECity and HCI.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including those related to reserves for bad debts, useful lives of property and equipment, value of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to the Company's significant accounting policies as described in the Company's 2015 Annual Report.

New Accounting Standards
In September 2015, the FASB issued ASU 2015-16 Simplifying the Accounting Measurement-Period Adjustments. Under this standard, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

This standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. Early application is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03 Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”

This standard will be effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method.

The new standard will be effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance.

The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.

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

As of September 30, 2015 and June 30, 2015, we had cash and cash equivalents totaling $109.8 million and $146.5 million respectively, and marketable securities with maturities ranging from three months to five years totaling $126.4 million and $415.4 million, respectively.

As of September 30, 2015, there was $150.0 million outstanding under the Credit Facility. See Note 8 - Debt to the accompanying condensed consolidated financial statements for more information.

We expect earnings and borrowings under our credit facility to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our credit facility and other long-term debt and/or potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of cash flows for the three months ended September 30, 2015 and 2014
A summary of net cash flows follows (in thousands):

	Three months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$22,719	$45,873
Investing activities	(186,629)	(60,588)
Financing activities	127,223	(22,549)
Net decrease in cash	$(36,687)	$(37,264)
Net cash provided by operating activities was $22.7 million for the three months ended September 30, 2015, a decrease of $23.2 million compared to $45.9 million for the three months ended September 30, 2014. Operating cash flows for the quarter decreased primarily due to the payment of $32.1 million in annual employee incentives in September 2015 compared to $28.5 million in September 2014 and a $15.0 million prepayment to a distributor in order to receive additional discounts on product purchases.

Net cash used in investing activities was $186.6 million for the three months ended September 30, 2015 compared to net cash used in investing activities of $60.6 million for the three months ended September 30, 2014. Our investing activities for the three months ended September 30, 2015 primarily consisted of (i) the acquisitions of CECity and HCI, net of cash acquired, for a total of $462.9 million, (ii) capital expenditures of $17.1 million for property and equipment and, (iii) purchases of marketable securities of $19.2 million partially offset by (i) net proceeds from the sale of marketable securities of $307.7 million and (ii) distributions from Innovatix of $5.5 million.

Our investing activities for the three months ended September 30, 2014 consisted primarily of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million, (ii) capital expenditures of $14.4 million for property and equipment, and (iii) purchases of marketable securities of $34.4 million partially offset by (i) net proceeds from the sale of marketable securities of $138.7 million and (ii) distributions from Innovatix of $5.1 million.

Net cash provided by financing activities was $127.2 million for the three months ended September 30, 2015 compared to net cash used in financing activities of $22.5 million for the three months ended September 30, 2014. Our financing activities for the three months ended September 30, 2015 primarily included proceeds from the Credit Facility of $150.0 million partially offset by net cash payments to Premier LP limited partners of $22.4 million. Our financing activities for the three months ended September 30, 2014 primarily included net cash payments to Premier LP limited partners of $22.4 million.

Discussion of Free Cash Flow

A summary of Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended September 30,
	2015	2014

Net cash provided by operating activities	$22,719	$45,873
Purchases of property and equipment	(17,141)	(14,360)
Distributions to limited partners	(22,432)	(22,408)
Non-GAAP Free Cash Flow	$(16,854)	$9,105

Free Cash Flow for the three months ended September 30, 2015 was $(16.9) million, compared with $9.1 million for the three months ended September 30, 2014. Free Cash Flow decreased primarily due to the payment of $32.1 million in annual employee incentives in September 2015 compared to $28.5 million in September 2014 and a $15.0 million prepayment to a distributor in order to receive additional discounts on product purchases. The free cash flow deficit was funded from our on hand cash and cash flow equivalents.

Contractual Obligations
Notes Payable

At September 30, 2015, we had material commitments of $18.0 million for obligations under notes payable which represented obligations to departed member owners. See Note 8 - Debt to the accompanying condensed consolidated financial statements.

2014 Credit Agreement

On June 24, 2014, we entered into our new Credit Agreement. The Credit Agreement has a maturity date of June 24, 2019. The Credit Agreement provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. At our request, the Credit Agreement may be increased from time to time up to an additional aggregate of $250.0 million, subject to the approval of the lenders providing such increase. The Credit Agreement includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. The Company is not a guarantor under the Credit Agreement.

The Credit Agreement permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Agreement. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Agreement, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2015, the interest rate for three-month Eurodollar Rate Loans was 1.465% and the interest rate for Base Rate Loans was 3.375%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At September 30, 2015, the commitment fee was 0.125%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Agreement, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the credit facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at September 30, 2015. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Agreement). If any event of default occurs and is continuing, the administrative agent under the Credit Agreement may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Proceeds from borrowings under the Credit Agreement may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of September 30, 2015, we had $150.0 million in outstanding borrowings under the Credit Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Agreement which is filed as an exhibit to the 2015 Annual Report. See also, Note 8 - Debt to our accompanying condensed consolidated financial statements contained in this Quarterly Report.

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

The Company has tax receivable agreement liabilities of $231.3 million and $235.9 million as of September 30, 2015 and June 30, 2015 respectively, which represents 85% of the tax savings the Company expects to receive in connection with the Section 754 election. The decrease of $4.6 million is comprised of a $1.0 million increase for quarterly exchanges and a decrease of $5.6 million in connection with revaluing the deferred tax and TRA liabilities in connection with the North Carolina 1% state income tax rate reduction for 2016 and beyond.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of CECity.com, Inc. (“CECity”) and Healthcare Insights, LLC (“HCI”) which were acquired during the quarter ended September 30, 2015 and are included in our condensed consolidated financial statements as of September 30, 2015 and for the period from their respective acquisition dates through September 30, 2015. The assets of CECity and HCI represented approximately 24% and 4%, respectively, of our total assets as of September 30, 2015, and net revenue for CECity and HCI each represented less than 1%, of our net revenue for the quarter ended September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information relating to certain legal proceedings in which we are involved is included in Note 16 - Commitments and Contingencies, to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors
During the quarter ended September 30, 2015, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2015 Annual Report.

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

PREMIER, INC.

Date: November 9, 2015	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 31, 015, by and among Premier Healthcare Solutions, Inc., Premier, Inc., CECity.com, Inc., the shareholders thereof, certain related guarantors, and representative of the shareholders of CECity.com, Inc., (filed as Exhibit 2.1 to the Current Report on Form 8-K filed August 4, 2015 and incorporated herein by reference).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Furnished herewith.

