Form 10-Q
period 2015-12-31
Premier, Inc.
filed 2016-02-09
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of February 5, 2016, there were 45,254,559 shares of the registrant's Class A common stock, par value $0.01 per share, and 96,802,070 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected;

•	the terminability of member participation in our group purchasing organization ("GPO") programs with limited or no notice;

•	the impact of our business strategy that involves reducing the prices for products and services in our supply chain services segment;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and its own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, breaches or failures of our security measures;

•
the financial and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our reliance on partners and other third parties;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•	any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market;

•	our ability to maintain and expand our existing base of drugs in our specialty pharmacy;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	potential sales and use tax liability in certain jurisdictions;

•	our current and future indebtedness and our ability to obtain additional financing;

•	fluctuation of our cash flows, quarterly revenues and results of operations;

•	changes in the political, economic or regulatory healthcare environment;

•	our compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	potential healthcare reform and new regulatory requirements placed on our software, services and content;

•	compliance with federal and state privacy, security and breach notification laws;

•	product safety concerns and regulation;

•	our holding company structure and dependence on distributions from Premier LP;

•	different interests among our member owners, or between us and our member owners;

•	our ability to effectively deploy the net proceeds from future issuances of our equity or debt securities;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq Global Select Market ("NASDAQ") rules;

•	the terms of agreements between us and our member owners;

•	payments made under the tax receivable agreements to Premier LP's limited partners;

•	our ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners;

•	changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

•	the dilutive effect of Premier LP's issuance of additional units or future issuances by us of common stock and/or preferred stock;

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

•
the risk factors discussed under the heading "Risk Factors" herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on August 26, 2015.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	December 31, 2015	June 30, 2015

Assets
Cash and cash equivalents	$157,410	$146,522
Marketable securities	42,205	240,667
Accounts receivable (net of $1,395 and $1,153 allowance for doubtful accounts, respectively)	125,052	99,120
Inventory	30,244	33,058
Prepaid expenses and other current assets	28,083	22,353
Due from related parties	3,764	3,444
Total current assets	386,758	545,164
Marketable securities	51,963	174,745
Property and equipment (net of $244,239 and $220,685 accumulated depreciation, respectively)	163,044	147,625
Intangible assets (net of $33,133 and $17,815 accumulated amortization, respectively)	175,952	38,669
Goodwill	537,905	215,645
Deferred income tax assets	408,512	353,723
Deferred compensation plan assets	38,428	37,483
Other assets	25,418	17,137
Total assets	$1,787,980	$1,530,191

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$25,829	$37,634
Accrued expenses	48,163	41,261
Revenue share obligations	60,798	59,259
Limited partners' distribution payable	22,505	22,432
Accrued compensation and benefits	34,153	51,066
Deferred revenue	48,872	39,824
Current portion of tax receivable agreements	11,080	11,123
Current portion of long-term debt	4,046	2,256
Other liabilities	7,123	4,776
Total current liabilities	262,569	269,631
Long-term debt, less current portion	113,104	15,679
Tax receivable agreements, less current portion	275,621	224,754
Deferred compensation plan obligations	38,428	37,483
Other liabilities	21,081	20,914
Total liabilities	710,803	568,461
Commitments and contingencies
Redeemable limited partners' capital	3,523,690	4,079,832
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 43,646,315 and 37,668,870 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	436	377
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 100,150,698 and 106,382,552 shares issued and outstanding at December 31, 2015 and June 30, 2015 respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,446,788)	(3,118,474)
Accumulated other comprehensive loss	(161)	(5)
Total stockholders' deficit	(2,446,513)	(3,118,102)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,787,980	$1,530,191
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Net revenue:
Net administrative fees	$120,733	$112,675	$238,682	$219,198
Other services and support	89,620	70,074	164,725	129,295
Services	210,353	182,749	403,407	348,493
Products	81,316	66,696	159,097	130,260
Net revenue	291,669	249,445	562,504	478,753
Cost of revenue:
Services	40,492	35,276	78,616	68,040
Products	72,105	59,256	143,104	116,513
Cost of revenue	112,597	94,532	221,720	184,553
Gross profit	179,072	154,913	340,784	294,200
Operating expenses:
Selling, general and administrative	99,284	85,391	186,222	156,557
Research and development	424	716	880	1,789
Amortization of purchased intangible assets	9,271	3,141	15,318	4,044
Operating expenses	108,979	89,248	202,420	162,390
Operating income	70,093	65,665	138,364	131,810
Equity in net income of unconsolidated affiliates	4,785	4,749	9,375	9,615
Interest and investment (expense) income, net	(937)	122	(696)	313
Other expense, net	(272)	(458)	(2,081)	(962)
Other income, net	3,576	4,413	6,598	8,966
Income before income taxes	73,669	70,078	144,962	140,776
Income tax expense	12,674	4,270	31,714	10,081
Net income	60,995	65,808	113,248	130,695
Net income attributable to non-controlling interest in S2S Global	—	(786)	—	(1,584)
Net income attributable to non-controlling interest in Premier LP	(49,817)	(55,751)	(97,717)	(110,567)
Net income attributable to non-controlling interest	(49,817)	(56,537)	(97,717)	(112,151)
Adjustment of redeemable limited partners' capital to redemption amount	(65,561)	(42,250)	401,240	(424,907)
Net (loss) income attributable to stockholders	$(54,383)	$(32,979)	$416,771	$(406,363)

Weighted average shares outstanding:
Basic	41,575	35,589	39,655	33,965
Diluted	41,575	35,589	145,927	33,965

(Loss) earnings per share attributable to stockholders:
Basic	$(1.31)	$(0.93)	$10.51	$(11.96)
Diluted	$(1.31)	$(0.93)	$0.60	$(11.96)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Net income	$60,995	$65,808	$113,248	$130,695
Net unrealized gain (loss) on marketable securities	143	(265)	(509)	(346)
Total comprehensive income	61,138	65,543	112,739	130,349
Less: comprehensive income attributable to non-controlling interest	(49,916)	(56,340)	(97,359)	(111,894)
Comprehensive income attributable to Premier, Inc.	$11,222	$9,203	$15,380	$18,455

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended December 31, 2015
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	37,669	$377	106,383	$—	$—	$(3,118,474)	$(5)	$(3,118,102)
Redemption of limited partners	—	—	(310)	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	5,922	59	(5,922)	—	209,490	—	—	209,549
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	20,479	—	—	20,479
Issuance of Class A common stock under equity incentive plan	12	—	—	—	326	—	—	326
Final remittance of net income attributable to S2S Global before February 1, 2015	—	—	—	—	—	(1,890)	—	(1,890)
Stock-based compensation expense	—	—	—	—	25,022	—	—	25,022
Employee stock purchase plan	43	—	—	—	1,534	—	—	1,534
Repurchase of restricted units	—	—	—	—	(46)	—	—	(46)
Net income	—	—	—	—	—	113,248	—	113,248
Net income attributable to non-controlling interest	—	—	—	—	—	(97,717)	—	(97,717)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(156)	(156)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(256,805)	658,045	—	401,240
Balance at December 31, 2015	43,646	$436	100,151	$—	$—	$(2,446,788)	$(161)	$(2,446,513)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended December 31,
	2015	2014
Operating activities
Net income	$113,248	$130,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,382	25,614
Equity in net income of unconsolidated affiliates	(9,375)	(9,615)
Deferred income taxes	21,331	917
Stock-based compensation	25,022	13,844
Employee stock purchase plan expense	232	—
Adjustment to tax receivable agreement liability	(4,818)	1,073
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(26,245)	(11,276)
Other assets	(10,853)	(3,754)
Inventory	2,814	(6,854)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	(12,376)	11,246
Long-term liabilities	166	674
Other operating activities	308	1,151
Net cash provided by operating activities	138,836	153,715
Investing activities
Purchase of marketable securities	(19,211)	(123,536)
Proceeds from sale of marketable securities	339,674	190,734
Acquisition of CECity.com, Inc., net of cash acquired	(398,261)	—
Acquisition of Healthcare Insights, LLC, net of cash acquired	(64,634)	—
Acquisition of InFlow Health, LLC	(10,197)	—
Acquisition of Aperek, Inc., net of cash acquired	—	(47,446)
Acquisition of TheraDoc, Inc., net of cash acquired	—	(108,561)
Investment in unconsolidated affiliates	(1,000)	—
Distributions received on equity investment	11,743	10,050
Purchases of property and equipment	(38,882)	(32,411)
Other investing activities	(5)	353
Net cash used in investing activities	(180,773)	(110,817)
Financing activities
Payments made on notes payable	(1,336)	(684)
Proceeds from S2S Global revolving line of credit	—	800
Payments on S2S Global revolving line of credit	—	(500)
Proceeds from credit facility	150,000	—
Payments on senior secured line of credit	(50,000)	—
Proceeds from exercise of stock options under equity incentive plan	237	446
Proceeds from issuance of Class A common stock under stock purchase plan	1,302	—
Repurchase of restricted units	(46)	(31)
Final remittance of net income attributable to S2S Global before February 1, 2015	(1,890)	—
Distributions to limited partners of Premier LP	(45,461)	(45,099)
Other financing activities	19	—
Net cash provided by (used in) financing activities	52,825	(45,068)
Net increase (decrease) in cash and cash equivalents	10,888	(2,170)
Cash and cash equivalents at beginning of period	146,522	131,786
Cash and cash equivalents at end of period	$157,410	$129,616

Supplemental schedule of non-cash investing and financing activities:
Payable to member owners incurred upon repurchase of ownership interest	$552	$1,515
Reduction in tax receivable agreement liability related to departed member owners	$967	$1,073
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$3,374	$3,265
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,505	$23,752
(Decrease) increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting increase (decrease) in additional paid-in-capital and accumulated deficit	$(401,240)	$424,907
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(209,549)	$(156,394)
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	$20,479	$15,970
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$56,609	$51,084
Increase in deferred tax assets related to quarterly exchange by member owners	$76,504	$67,054
Reduction in deferred tax assets related to departed member owners	$383	$—

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
Basis of Presentation and Consolidation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds a 30% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' 70% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to non-controlling interest in the accompanying condensed consolidated statements of comprehensive income. During the six months ended December 31, 2015, the member owners exchanged approximately 5.9 million of their Class B common units and associated Class B common stock for Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") following the consummation of the initial public offering ("IPO") and collectively with the IPO, the ("Reorganization and IPO") on October 1, 2013 (see Note 13 - Earnings (Loss) Per Share). As a result of the November 2, 2015 exchange, member owners’ ownership percentage of the Company’s combined Class A and Class B common stock (“Common Stock”) decreased from 74% at September 30, 2015 to 70% at December 31, 2015 through their ownership of Class B common stock. The public investors’ ownership percentage, which may include member owners that have received shares of Class A common stock in connection with previous exchanges increased from 26% at September 30, 2015 to 30% at December 31, 2015.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Annual Report"), filed with the SEC on August 26, 2015.

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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2015 Annual Report, other than the balance sheet classification of deferred taxes discussed below and in Note 15 - Income Taxes.

Recently Issued Accounting Standards
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes as part of their simplification initiatives.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted.  The Company adopted this standard as of December 31, 2015. The Company retroactively adjusted deferred tax assets and liabilities as they would have been reported at June 30, 2015 in accordance with ASU 2015-17 (see Note 15 - Income Taxes).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption. The FASB subsequently issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015 to defer the effective date of the new standard for all entities by one year. The new standard, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.

(3) BUSINESS ACQUISITIONS
Acquisition of InFlowHealth, LLC
On October 1, 2015, the Company’s consolidated subsidiary, Premier Healthcare Solutions, Inc. ("PHSI") acquired all of the limited liability company membership interests of InFlowHealth LLC (“InFlow”) for $6.0 million in cash, subject to post-closing adjustments based on InFlow’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues above certain thresholds through December 31, 2019. As of December 31, 2015, the Company recorded $4.1 million related to the contingent purchase price which is classified as long-term and included in other liabilities in the condensed consolidated balance sheet. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios. This value is not indicative of a known amount to be paid. The selling members also received restricted stock units of the Company with an aggregate equity grant value of $2.1 million which vest over a three-year period, with restrictions tied to continued employment.
InFlow is a SaaS-based software developer that specializes in improving the operational, financial and strategic performance of physician practices. InFlow’s software allows physicians to identify opportunities for improvement and guide physician practice budgeting and strategic investments by aggregating financial and operational data from physicians in medical groups across the United States. The software is designed to provide actionable insights into among other things, practice capacity, patient volumes, productivity and staffing ratios, revenue cycle performance, patient demographics, referral patterns, and overall compensation.
The Company has accounted for the InFlow acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The InFlow acquisition resulted in the recognition of approximately $5.8 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of InFlow. The Company reports InFlow as part of its performance services segment. The InFlow acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the InFlow acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed. The calculation of the earn-out is based on future revenues as defined in the purchase agreement.  In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings.
Acquisition of CECity.com, Inc.

On August 20, 2015, PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. (“CECity”), a Delaware corporation, for $400.0 million, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s credit facility (see Note 9 - Debt). CECity is a cloud-based healthcare solutions provider, specializing in performance management and improvement, pay-for-value reporting and professional education. CECity offers turnkey solutions for clinical data registries, continuing medical education, maintenance of certification, performance improvement, pay-for-value reporting and life-long professional development.
The Company has accounted for the CECity acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The CECity acquisition resulted in the recognition of approximately $273.9 million of goodwill (see Note 7 - Goodwill) which reflects a premium relative to the fair value of the identified assets due to the strategic importance of the transaction to the Company and the CECity business model which does not rely extensively on tangible assets as well as the anticipated profitability of CECity. The CECity acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the CECity acquisition is preliminary and subject to changes in fair value of working capital and the valuation of the assets acquired and the liabilities assumed. The following table summarizes the preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the CECity acquisition date of August 20, 2015 (in thousands):

Acquisition Date Fair Value
Purchase price	$400,000
Working capital adjustment	(28)
Total purchase price	399,972
Less: cash acquired	(1,708)
Total purchase price, net of cash acquired	398,264
Accounts receivable	3,937
Other current assets	295
Property and equipment	605
Intangible assets	125,400
Total assets acquired	130,237
Other current liabilities	5,871
Total liabilities assumed	5,871
Goodwill	$273,898

Approximately $2.8 million of pretax transaction-related costs related to the CECity acquisition are recorded in SG&A in the accompanying condensed consolidated statement of income for the six months ended December 31, 2015. The Company reports CECity as part of its performance services segment.

Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic condensed consolidated financial statements.

Acquisition of Healthcare Insights, LLC
On July 31, 2015, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC (“HCI”) for $65.0 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the twelve months ended December 31, 2017 as defined in the purchase agreement. HCI has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which includes budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care.
The Company has accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The HCI acquisition resulted in the recognition of approximately $42.5 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of HCI. The Company reports HCI as part of its performance services segment. The HCI acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the HCI acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed. The calculation of the earn-out is based on future revenues as defined in the purchase agreement.  In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings.

(4) ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consist primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consist of amounts receivable from fees for supply chain services for members related to contract negotiation and administration, claims data, rebate processing and evaluation of current pharmacy formulary and utilization. Other receivables consist primarily of interest receivable on marketable securities.

Accounts receivable, net consists of the following (in thousands):

	December 31, 2015	June 30, 2015
Trade accounts receivable	$107,767	$88,078
Managed services receivable	16,661	10,941
Other	2,019	1,254
	126,447	100,273
Allowance for doubtful accounts	(1,395)	(1,153)
Accounts receivable, net	$125,052	$99,120

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2015
Commercial paper	$999	$—	$—	$999
Corporate debt securities	65,418	2	(475)	64,945
Asset-backed securities	28,283	—	(59)	28,224
	$94,700	$2	$(534)	$94,168
June 30, 2015
Commercial paper	$43,067	$12	$—	$43,079
U.S. government debt securities	101,597	66	(8)	101,655
Corporate debt securities	211,079	34	(129)	210,984
Asset-backed securities	59,692	12	(10)	59,694
	$415,435	$124	$(147)	$415,412
Commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets.
The decline in the fair market value of corporate debt securities is attributable to changes in interest rates and not credit quality.  The Company does not intend to sell the corporate debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the corporate debt securities before recovery of their amortized cost bases, which may be maturity. The Company does not consider the corporate debt securities to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, the Company had marketable securities with the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$42,245	$42,205
Due after one year through five years	52,455	51,963
	$94,700	$94,168
See Note 10 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.

(6) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Useful Life	December 31, 2015	June 30, 2015
Technology	5.0 years	$140,326	$34,524
Customer relationships	8.3 years	48,120	16,120
Non-compete agreements	5.0 years	4,080	80
Trade names	7.0 years	13,160	5,760
Technology under development	4.9 years	$3,399	$—
		$209,085	$56,484
Accumulated amortization		(33,133)	(17,815)
Total intangible assets, net		$175,952	$38,669
The increase in intangible assets, net was due to the CECity, HCI and InFlow acquisitions completed during the six months ended December 31, 2015 (see Note 3 - Business Acquisitions). Amortization expense of intangible assets totaled $9.3 million and $3.1 million for the three months ended December 31, 2015 and 2014, respectively, and $15.3 million and $4.0 million for the six months ended December 31, 2015 and 2014, respectively.

(7) GOODWILL

Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments during the period (b)	Total
Balance at June 30, 2015	$31,765	$183,880	$—	$215,645
CECity acquisition(a)	—	273,713	185	273,898
HCI acquisition(a)	—	41,905	630	42,535
InFlow acquisition	—	5,827	—	5,827
Balance at December 31, 2015	$31,765	$505,325	$815	$537,905

(a) See Note 3 - Business Acquisitions

(b) Adjustments are balance sheet only. Accordingly, no recast of prior periods was deemed necessary.

(8) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held 50% of the membership units in Innovatix at December 31, 2015 and June 30, 2015. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $6.9 million and $9.3 million at December 31, 2015 and June 30, 2015, respectively, and is classified as long-term and included in other assets in the accompanying condensed consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is $4.9 million and $4.7 million for the three months ended December 31, 2015 and 2014, respectively, and $9.3 million and $9.6 million for the six months ended December 31, 2015 and 2014, respectively, all of which is included in the supply chain services segment.
On May 1, 2015, the Company, through its consolidated subsidiary, PSCI, purchased 5,000,000 units of Class B Membership Interests in PharmaPoint, LLC ("PharmaPoint") for $5.0 million, which provided PSCI with a 28% ownership interest in PharmaPoint. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting.

The carrying value of the Company's investment in PharmaPoint is approximately $4.8 million at December 31, 2015 and $5.0 million at June 30, 2015, which is included in other assets in the accompanying condensed consolidated balance sheets. The Company’s share of PharmaPoint’s net loss was $0.1 million and $0.2 million for the three and six months ended December 31, 2015, respectively. The PharmaPoint net loss is included in equity in net income from unconsolidated affiliates in the accompanying condensed consolidated statements of income and included in the supply chain services segment.

The Company obtained a 49% ownership interest in Pharmacy Quality Solutions, Inc. (“PQS”) through its acquisition of CECity in August 2015 (see Note 3 - Business Acquisitions). PQS provides medication use quality assessment services through its EquiPP platform which is utilized by U.S. pharmacies, including major retail chains with monthly medication data for approximately 40 million individuals. The Company recorded zero net income from unconsolidated affiliates for the three and six months ended December 31, 2015. The Company accounts for its investment in PQS under the equity method. The carrying value of the Company's investment in PQS was zero at December 31, 2015.

(9) DEBT
Long-term debt consists of the following (in thousands):

			December 31, 2015	June 30, 2015
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
Credit Facility	$750,000	June 24, 2019	$100,000	$—
Notes Payable	—	Various	17,150	17,935
			117,150	17,935
Less: current portion			(4,046)	(2,256)
Total			$113,104	$15,679
Credit Facility
On June 24, 2014, Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP, and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014, and amended on June 4, 2015 (the "Credit Facility"). The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier is not a guarantor under the Credit Facility.
At the Company's option committed loans may be in the form of eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. In conjunction with the CECity acquisition the Company utilized $150.0 million of the Credit Facility to fund the acquisition (see Note 3 - Business Acquisitions), of which $50.0 million was repaid in November 2015. At December 31, 2015, the interest rate for the six month Eurodollar Loans was 1.655%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2015, the commitment fee was 0.125%. As of December 31, 2015, the Company had approximately $25.0 million available for credit commitments.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at December 31, 2015.
The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Notes Payable
Notes payable consist primarily of non-interest bearing notes payable outstanding to departed member owners and generally have stated maturities of five years from their date of issuance.

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets which are measured at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2015
Cash equivalents	$15,539	$15,539	$—
Commercial paper	999	—	999
Corporate debt securities	64,945	—	64,945
Asset-backed securities	28,224	—	28,224
Deferred compensation plan assets(a)	40,360	40,360	—
Total assets	$150,067	$55,899	$94,168

June 30, 2015
Cash equivalents	$33,434	$33,434	$—
Commercial paper	43,079	—	43,079
U.S. government debt securities	101,655	34,145	67,510
Corporate debt securities	210,984	—	210,984
Asset-backed securities	59,694	—	59,694
Deferred compensation plan assets(a)	40,057	40,057	—
Total assets	$488,903	$107,636	$381,267
(a) Deferred compensation plan assets consist of highly liquid mutual fund investments.
Cash equivalents are included in cash and cash equivalents; commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are included in current and long-term marketable securities (see Note 5 - Marketable Securities); the current portion of deferred compensation plan assets are included in prepaid expenses and other current assets ($1.9 million and $2.6 million at December 31, 2015 and June 30, 2015, respectively) in the accompanying condensed consolidated balance sheets. The fair value of the Company's commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active. The Company had no assets for which fair value is measured on a recurring basis at December 31, 2015 and June 30, 2015 that would be classified as Level 3.

Non-Recurring Fair Value Measurements
During the three and six months ended December 31, 2015, no non-recurring fair value measurements were required relating to the testing of goodwill and intangible assets for impairment, however the purchase price allocations required significant non-recurring Level 3 inputs (see Note 3 - Business Acquisitions). The preliminary fair values of the acquired intangible assets resulting from the acquisitions of CECity, HCI and InFlow were determined using the income approach. The fair value of the earn-out liability associated with the Inflow acquisition was determined using the Monte Carlo simulation method.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates carrying value because of the short-term nature of these financial instruments. The carrying amount of the Credit Facility at December 31, 2015 approximates fair value based on the variable nature of the interest thereupon and the consistency of the three and six-month LIBOR since drawing on the Credit Facility in August 2015. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.5 million and $0.6 million at December 31, 2015 and June 30, 2015, respectively, based on an assumed market interest rate of 1.9% at December 31, 2015 and 1.6% at June 30, 2015, respectively.

(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
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
Redeemable limited partners' capital represents the member owners' 70% ownership of Premier LP at December 31, 2015. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement in the mezzanine section of the accompanying condensed consolidated balance sheets at December 31, 2015 and June 30, 2015. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2015 and 2014 the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $(401.2) million and $424.9 million, respectively.
During the six months ended December 31, 2015, the Company recorded a reduction of $209.5 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement (see Note 13 - Earnings (Loss) Per Share).
The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2015 to December 31, 2015 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Receipts on receivables from limited partners	—	—	—	—
Distributions applied to receivables from limited partners	3,374	—	—	3,374
Redemption of limited partners	—	(552)	—	(552)
Net income attributable to Premier LP	—	97,717	—	97,717
Distributions to limited partners	—	(45,534)	—	(45,534)
Net unrealized loss on marketable securities	—	—	(358)	(358)
Exchange of Class B common units for Class A common stock by member owners	—	(209,549)	—	(209,549)
Termination of limited partner with Class B common units eligible for quarterly exchange	—	—	—	—
Adjustment to redemption amount	—	(401,240)	—	(401,240)
December 31, 2015	$(8,259)	$3,532,315	$(366)	$3,523,690
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2015.
During the six months ended December 31, 2015, two limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying condensed consolidated balance sheets. In connection with such withdrawal, the Company issued a $0.6 million in five-year, unsecured, non-interest bearing term promissory notes.
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
Premier LP made a quarterly distribution on November 29, 2015 to its limited partners of $23.1 million, which is equal to Premier LP's total taxable income for the three months ended September 30, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP will make a quarterly distribution, payable on or before February 29, 2016 (prior to the 60th day after the end of the calendar quarter ended December 31, 2015), equal to Premier LP's total taxable income for the three months ended December 31, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate. The distribution payable attributable to limited partners of approximately $22.5 million is reflected in limited partners' distribution payable in the accompanying condensed consolidated balance sheet at December 31, 2015.
(12) STOCKHOLDERS' DEFICIT
As of December 31, 2015, there were 43,646,315 shares of the Company's Class A common stock, par value $0.01 per share, and 100,150,698 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
Holders of Class B common stock are (i) entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and (ii) not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, other than dividends payable in shares of Premier's common stock. Pursuant to the Voting Trust Agreement, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on the board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.

(13) EARNINGS (LOSS) PER SHARE
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
The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to stockholders	$(54,383)	$(32,979)	$416,771	$(406,363)

Numerator for diluted (loss) earnings per share:
Net income attributable to stockholders	$—	$—	$416,771	$—
Adjustment of redeemable limited partners' capital to redemption amount	—	—	(401,240)	—
Net income attributable to non-controlling interest in Premier LP	—	—	97,717	—
Net income	—	—	113,248	—
Tax effect on Premier Inc. net income (a)	—	—	(25,088)	—
Adjusted net income	$—	$—	$88,160	$—

Denominator for basic (loss) earnings weighted average shares (b)	41,575	35,589	39,655	33,965

Denominator for diluted (loss) earnings per share:
Effect of dilutive securities: (c)
Stock options	—	—	376	—
Restricted stock	—	—	525	—
Performance share awards	—	—	1,228	—
Class B shares outstanding	—	—	104,143	—
Denominator for diluted (loss) earnings per share-adjusted:
Weighted average shares and assumed conversions	41,575	35,589	145,927	33,965

Basic (loss) earnings per share	$(1.31)	$(0.93)	$10.51	$(11.96)
Diluted (loss) earnings per share	$(1.31)	$(0.93)	$0.60	$(11.96)

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2015 and 2014.

(c)
For the three months ended December 31, 2015, the effect of 390, 555, and 1,396 stock options, restricted stock units and performance share awards, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the quarter. Further, 102,178 Class B common units exchangeable for Class A common shares were excluded from the dilutive weighted average shares outstanding because to do so would have been anti-

dilutive for the period. For the three and six months ended December 31, 2014, the effect of 108, 317 and 523 stock options, restricted stock units, and performance share awards, respectively, and 30, 285, and 470 stock options, restricted stock units, and performance share awards respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Further, 107,181 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period.
Pursuant to the terms of the Exchange Agreement, Premier has issued, on a quarterly basis, shares of Class A common stock to member owners in exchange for a like number of Class B common units of Premier LP. In connection with the exchange of Class B common units by member owners, shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 11 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement. The table only contemplates the quarterly exchange of Class B common stock for Class A common stock, and not other changes that may arise from time to time:

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2015	91,374	91,374	106,078,063	106,078,063	37,762,544	74%/26%
November 2, 2015	5,830,458	5,830,458	100,247,605	100,247,605	43,600,976	70%/30%
February 1, 2016 (a)	1,591,807	1,591,807	98,558,891	98,558,891	45,238,122	69%/31%

(a)	As the quarterly exchange occurred on February 1, 2016, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended December 31, 2015.
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $11.5 million and $25.0 million, respectively, for the three and six months ended December 31, 2015, with a resulting deferred tax benefit of $4.4 million and $9.5 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes. Pre-tax stock-based compensation expense was $7.4 million and $13.8 million, respectively, for the three and six months ended December 31, 2014, with a resulting tax benefit of $2.8 million and $5.3 million, respectively.
At December 31, 2015, there was $51.5 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.91 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of December 31, 2015, there were 5,288,736 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock. Restricted stock units ("RSU") and restricted stock awards ("RSA") issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. The following table includes information related to restricted stock awards for the six months ended December 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	819,091	$28.15
Granted	232,499	$35.41
Vested	(4,756)	$28.69
Forfeited	(22,583)	$30.21
Outstanding at December 31, 2015	1,024,251	$29.75
At December 31, 2015, there was $13.0 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.96 years.

Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the six months ended December 31, 2015:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	1,091,868	$28.19
Granted	365,761	$35.64
Forfeited	(19,336)	$32.39
Outstanding at December 31, 2015	1,438,293	$30.02
At December 31, 2015, there was $21.3 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.85 years.

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in three equal annual installments over three years. The following table includes information related to stock options for the six months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,643,078	$28.24
Granted	821,893	$35.63
Exercised	(8,376)	$28.25
Forfeited	(35,905)	$33.75
Outstanding at December 31, 2015	3,420,690	$29.96

Outstanding and exercisable at December 31, 2015	1,525,868	$27.65
The aggregate intrinsic value of stock options outstanding at December 31, 2015 was $18.6 million. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $11.6 million. The aggregate intrinsic value of stock options expected to vest at December 31, 2015 was $6.9 million. The intrinsic value of stock options exercised during the six months ended December 31, 2015 was $0.1 million.

At December 31, 2015, there was $17.2 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 1.94 years.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions and amortizes expense over the option's vesting period using the straight-line attribution approach:

December 31,
	2015	2014
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	32.7% - 33.3%	36.90% - 39.50%
Risk-free interest rate (4)	1.74% - 1.82%	1.69% - 1.84%
Weighted average option grant date fair value	$12.17 - $12.40	$12.82 - $13.00

(1)
The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.

(2)	No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.

(3)	The expected volatility rate is based on the observed historical volatilities of comparable companies.

(4)	The risk-free interest rate was interpolated from the five-year and seven-year United States Treasury constant maturity market yield as of the date of the grant.
(15) INCOME TAXES
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
For the three months ended December 31, 2015 and 2014, the Company recorded tax expense on income before taxes of $12.7 million and $4.3 million, respectively, which equates to an effective tax rate of 17.2% and 6.1%, respectively. The increase in tax expense of $8.4 million is primarily attributable to higher taxable income and the recording of valuation allowances against deferred taxes of $8.0 million offset by $0.6 million in discrete tax benefits primarily attributable to research tax credits. The Company’s effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
For the six months ended December 31, 2015 and 2014, the Company recorded tax expense on income before taxes of $31.7 million and $10.1 million, respectively, which equates to an effective tax rate of 21.9% and 7.2%, respectively. The increase in tax expense of $21.6 million is attributable to higher taxable income, the recording of valuation allowances against deferred taxes of $14.6 million at PHSI and discrete tax expense of $6.7 million as a result of an $8.0 million adjustment to deferred tax assets associated with a 1% reduction in the North Carolina state income tax for years 2016 and beyond that was not present in the prior year offset by $1.3 million in discrete tax benefits primarily attributable to research tax credits. The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
The Company has deferred tax assets of $408.5 million and $353.7 million as of December 31, 2015 and June 30, 2015, respectively. The increase of $54.8 million is primarily attributable to the increases of $76.1 million in connection with member owner units pursuant to the Exchange Agreement that occurred during the six months ended December 31, 2015 and $1.3 million recorded in the ordinary course of business, offset by the reductions in deferred tax assets of $8.0 million recorded in connection with adjusting the basis in assets related to the North Carolina state income tax rate reduction of 1%, and a valuation allowance recorded against deferred tax assets of $14.6 million at PHSI.
The Company has tax receivable agreement liabilities of $286.7 million as of December 31, 2015, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election which results in adjustments to the tax basis of the assets of Premier LP upon member exchanges of Class B units of Premier LP for Class A shares of Premier, Inc. and represents an increase of $50.8 million when compared to the $235.9 million as of June 30, 2015. The increase is attributable to a $56.6 million increase in connection with member quarterly exchanges on July 31, 2015 and October 31, 2015, offset by a $4.8 million decrease in connection with revaluing the deferred tax assets and tax receivable liabilities associated with the North Carolina state income tax rate reduction of 1% and $1.0 million decrease in connection with departed member owners.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and non-current.  As noted in Note 2 - Significant Accounting Policies, the Company elected to early adopt the provisions of this guidance on a retrospective basis the result of which was to reclassify approximately $8.0 million of deferred tax assets classified as current to non-current at June 30, 2015.
In accordance with the prescribed guidance the Company’s condensed consolidated balance sheet at June 30, 2015 has been retrospectively adjusted to apply the new guidance as summarized in the table below (in thousands):

	June 30, 2015		June 30, 2015
	As Originally Reported	Adjustment	As Adjusted
Deferred income tax asset - current	$8,005	$(8,005)	$—
Deferred income tax asset	345,718	8,005	353,723
Total	$353,723	$—	$353,723

(16) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its member organizations owned approximately 10% of the outstanding partnership interests in Premier LP as of December 31, 2015. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $16.6 million and $15.2 million for the three months ended December 31, 2015 and 2014, respectively, and $32.1 million and $29.7 million for the six months ended December 31, 2015 and 2014, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.1 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at both December 31, 2015 and June 30, 2015. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $0.6 million for each of the three months ended December 31, 2015 and 2014 and $1.3 million and $1.2 million for the six months ended December 31, 2015 and 2014, respectively.
In addition, $2.8 million and $3.0 million of the $22.5 million and $22.4 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets are payable to GNYHA and its member organizations at December 31, 2015 and June 30, 2015, respectively. In addition, $9.0 million and $7.4 million were recorded during the three months ended December 31, 2015 and 2014, respectively, and $17.2 million and $12.5 million were recorded during the six months ended December 31, 2015 and 2014, respectively, for services and support revenue earned from GNYHA and its member organizations. The increase in services and support revenue is primarily attributable to the increased participation by GNYHA's member organizations in the Company's specialty pharmacy program. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $3.1 million and $3.0 million at December 31, 2015 and June 30, 2015, respectively.

The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is $4.9 million and $4.7 million for the three months ended December 31, 2015 and 2014, respectively, and $9.3 million and $9.6 million for the six months ended December 31, 2015 and 2014, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $10.3 million and $9.4 million for the three months ended December 31, 2015 and 2014, respectively, and $19.7 million and $17.9 million for the six months ended December 31, 2015, respectively. At December 31,

2015 and June 30, 2015, the Company had revenue share obligations to Innovatix of $3.0 million and $3.7 million, respectively, in the accompanying condensed consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.1 million and $1.2 million for the three months ended December 31, 2015 and 2014, respectively, and $2.1 million and $2.3 million for the six months ended December 31, 2015 and 2014, respectively. The Company did not receive annual incentive management fees for the three months ended December 31, 2015 and December 31, 2014. Annual incentive management fees are typically paid in the third quarter of the Company’s fiscal year. As of December 31, 2015 and June 30, 2015, $0.6 million and $0.4 million, respectively, in amounts payable to the Company by AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets.
The Company's 49% ownership share of PQS’s earnings included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is zero for both the three month period ended December 31, 2015 and the period August 20, 2015 through December 31, 2015. The Company recognized revenue of $0.3 million for the three months ended December 31, 2015 and $0.5 million for the period August 20, 2015 through December 31, 2015 from PQS for hosting services.
(17) COMMITMENTS AND CONTINGENCIES
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

(18) SEGMENTS

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
The Company uses Segment Adjusted EBITDA (as defined herein) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Non-recurring items are expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present selected net revenue and Segment Adjusted EBITDA (in thousands):

	Three months ended December 31,		Six months ended December 31,
Net Revenue	2015	2014	2015	2014
Supply Chain Services
Net administrative fees	$120,733	$112,675	$238,682	$219,198
Other services and support	1,040	237	1,859	452
Services	121,773	112,912	240,541	219,650
Products	81,316	66,696	159,097	130,260
Total Supply Chain Services	$203,089	$179,608	$399,638	$349,910
Performance Services	88,580	69,837	162,866	128,843
Total	$291,669	$249,445	$562,504	$478,753

	Three months ended December 31,		Six months ended December 31,
Segment Adjusted EBITDA	2015	2014	2015	2014
Supply Chain Services	$107,989	$97,342	$210,938	$188,610
Performance Services	34,462	23,189	59,387	41,551
Corporate	(26,396)	(21,723)	(49,273)	(40,835)
Total	$116,055	$98,808	$221,052	$189,326

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Segment Adjusted EBITDA	$116,055	$98,808	$221,052	$189,326
Depreciation and amortization	(12,199)	(11,262)	(24,064)	(21,570)
Amortization of purchased intangible assets	(9,271)	(3,141)	(15,318)	(4,044)
Acquisition related expenses (a)	(5,644)	(2,267)	(9,116)	(3,545)
Strategic and financial restructuring expenses (b)	(208)	(1,183)	(235)	(1,279)
Stock-based compensation expense (c)	(11,554)	(7,405)	(25,254)	(13,844)
ERP implementation expenses (d)	(1,518)	—	(2,078)	—
Adjustment to tax receivable agreement liability (e)	—	—	4,818	1,073
Acquisition related adjustment - deferred revenue (f)	(1,047)	(3,596)	(4,139)	(5,661)
Equity in net income of unconsolidated affiliates (g)	(4,785)	(4,749)	(9,375)	(9,615)
Deferred compensation plan expense	264	460	2,073	969
Operating income	$70,093	$65,665	$138,364	$131,810
Equity in net income of unconsolidated affiliates (g)	4,785	4,749	9,375	9,615
Interest and investment (expense) income, net	(937)	122	(696)	313
Other expense, net	(272)	(458)	(2,081)	(962)
Income before income taxes	$73,669	$70,078	$144,962	$140,776

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the six months ended December 31, 2015, and impact of departed member owners.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.

The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Three months ended December 31,		Six months ended December 31,
Capital Expenditures	2015	2014	2015	2014
Supply Chain Services	$204	$209	$968	$864
Performance Services	15,205	15,792	30,468	29,331
Corporate	6,332	2,050	7,446	2,216
Total	$21,741	$18,051	$38,882	$32,411

Total Assets	December 31, 2015	June 30, 2015
Supply Chain Services	$332,121	$466,537
Performance Services	950,544	457,963
Corporate	505,315	605,691
Total	$1,787,980	$1,530,191

	Three months ended December 31,		Six months ended December 31,
Depreciation and Amortization Expense (a)	2015	2014	2015	2014
Supply Chain Services	$359	$504	$876	$916
Performance Services	19,676	12,660	35,600	22,213
Corporate	1,435	1,239	2,906	2,485
Total	$21,470	$14,403	$39,382	$25,614
(a) Includes amortization of purchased intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” in the Company's Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on August 26, 2015 and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.
Business Overview
Our Business
We are a leading healthcare improvement company, uniting an alliance of approximately 3,600 U.S. hospitals and 120,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of December 31, 2015, we were controlled by 175 U.S. hospitals, health systems and other healthcare organizations, that represent approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our initial public offering ("IPO") and collectively with the IPO, (the "Reorganization and IPO") on October 1, 2013. As of December 31, 2015, the Class A common stock and Class B common stock represented approximately 30% and 70% of our combined Class A and Class B common stock, collectively (the "Common Stock"). As of December 31, 2015, all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.
We generated net revenue of $291.7 million and $249.4 million, net income of $61.0 million and $65.8 million, and Adjusted EBITDA of $116.1 million and $98.8 million for the three months ended December 31, 2015 and 2014, respectively. We generated net revenue of $562.5 million and $478.8 million, net income of $113.2 million and $130.7 million, and Adjusted EBITDA of $221.1 million and $189.3 million for the six months ended December 31, 2015 and 2014, respectively.

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
Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $179.6 million for the three months ended December 31, 2014 to $203.1 million for the three months ended December 31, 2015, representing net revenue growth of 13%, and accounted for 70% of our overall net revenue. Supply chain services net revenue grew from $349.9 million for the six months ended December 31, 2014 to $399.6 million for the six months ended December 31, 2015, representing net revenue growth of 14%, and accounted for 71% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $69.8 million for the three months ended December 31, 2014 to $88.6 million for the three months ended December 31, 2015, representing revenue growth of 27%, and in the three months ended December 31, 2015 accounted for 30% of our overall net revenue. Performance services net revenue grew from $128.8 million for the six months ended December 31, 2014 to $162.9 million for the six months ended December 31, 2015, representing revenue growth of 26%, and in the six months ended December 31, 2015 accounted for 29% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our advisory services and technology-enabled collaboratives.
Acquisitions

Acquisition of InFlowHealth, LLC
On October 1, 2015, Premier, Inc.'s ("Premier" or the "Company"), consolidated subsidiary, Premier Healthcare Solutions, Inc. ("PHSI") acquired all of the limited liability company membership interests of InFlowHealth, LLC (“InFlow”) for $6.0 million in cash, subject to post-closing adjustments based on InFlow’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues through December 31, 2019. The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period with restrictions tied to continued employment. Assets acquired and liabilities assumed were recorded at their estimated fair values as of October 1, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

Acquisition of CECity.com, Inc.

On August 20, 2015 PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. ("CECity") for $400.0 million, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s unsecured credit agreement (the "Credit Facility") (see Note 9 - Debt). Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

Acquisition of Healthcare Insights, LLC

On July 31, 2015, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC ("HCI") for $65.0 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the twelve months ended December 31, 2017. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

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
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, and population health management.

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
Supply Chain Services
Supply chain services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue paid to members), specialty pharmacy revenue, direct sourcing revenue and managed service revenue.
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
Our managed services line of business is a fee for service model created to perform supply chain related services for members, including through a partnership with a national pharmacy benefit manager, to provide contract negotiation and administration, claims data and rebate processing and evaluation of current pharmacy formulary and utilization.
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
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net, consists primarily of equity in net income of our unconsolidated affiliates that is primarily generated from our 50% ownership interest in Innovatix, LLC (“Innovatix”). A change in the number of, and use by, members that participate in our GPO programs through Innovatix could have a significant effect on the amounts earned from this investment. Other income, net, also includes interest income, net, and realized gains and losses on our marketable securities as well as gains or losses on the disposal of assets.
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and Premier Supply Chain Improvement, Inc. (“PSCI”). For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. As such, the effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income tax at Premier.
Net Income Attributable to Non-controlling Interest
As of December 31, 2015, we owned an approximate 30% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 70%, and the portion of net income or loss attributable to the non-controlling equity holders of S2S Global (40%) prior to our February 2, 2015 purchase. Our non-controlling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to approximately 70% as of December 31, 2015, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 11 - Redeemable Limited Partners' Capital).
Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all financial measures not in accordance with generally accepted accounting principles (“Non-GAAP”), we consider non-recurring items to be expenses and other items that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on the disposal of assets.
We define Segment Adjusted EBITDA as the segment's net revenue less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (iv) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a Non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items and the effects of non-controlling interests in Premier LP.
We define Adjusted Fully Distributed Earnings per Share as earnings per share attributable to Premier (i) excluding income tax expense, (ii) excluding impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Earnings per Share is a Non-GAAP financial measure because it represents earnings per share attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items, the effects of non-controlling interests in Premier LP, and the impact of the adjustment of redeemable limited partners' capital to redemption amount.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with generally accepted accounting principles (“GAAP”), provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because it removes non-cash (impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of non-controlling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, which began on October 31, 2014, and occur each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
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

Results of Operations
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
The following table summarizes our results of operations for the three months ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$120,733	41%	$112,675	45%
Other services and support	89,620	31%	70,074	28%
Services	210,353	72%	182,749	73%
Products	81,316	28%	66,696	27%
Net revenue	291,669	100%	249,445	100%
Cost of revenue:
Services	40,492	14%	35,276	14%
Products	72,105	25%	59,256	24%
Cost of revenue	112,597	39%	94,532	38%
Gross profit	179,072	61%	154,913	62%
Operating expenses:
Selling, general and administrative	99,284	34%	85,391	34%
Research and development	424	—%	716	1%
Amortization of purchased intangible assets	9,271	3%	3,141	1%
Operating expenses	108,979	37%	89,248	36%
Operating income	70,093	24%	65,665	26%
Other income, net	3,576	1%	4,413	2%
Income before income taxes	73,669	25%	70,078	28%
Income tax expense	12,674	4%	4,270	2%
Net income	60,995	21%	65,808	26%
Net income attributable to non-controlling interest in S2S Global	—	—%	(786)	—%
Net income attributable to non-controlling interest in Premier LP	(49,817)	(17)%	(55,751)	(22)%
Net income attributable to non-controlling interest	(49,817)	(17)%	(56,537)	(22)%
Adjustment of redeemable limited partners' capital to redemption amount	(65,561)	nm	(42,250)	nm
Net loss attributable to stockholders	$(54,383)	nm	$(32,979)	nm

Weighted average shares outstanding:
Basic	41,575	nm	35,589	nm
Diluted	41,575	nm	35,589	nm

Earnings (loss) per share attributable to stockholders
Basic	$(1.31)	nm	$(0.93)	nm
Diluted	$(1.31)	nm	$(0.93)	nm

Adjusted EBITDA (1)	$116,055	40%	$98,808	40%
Adjusted Fully Distributed Net Income (2)	$61,747	21%	$52,130	21%
Adjusted Fully Distributed Earnings Per Share (3)	$0.42	nm	$0.36	nm
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three Months Ended December 31,
	2015	2014
Net income	$60,995	$65,808
Interest and investment income, net (a)	937	(122)
Income tax expense	12,674	4,270
Depreciation and amortization	12,199	11,262
Amortization of purchased intangible assets	9,271	3,141
EBITDA	96,076	84,359
Stock-based compensation (b)	11,554	7,405
Acquisition related expenses (c)	5,644	2,267
Strategic and financial restructuring expenses (d)	208	1,183
ERP implementation expenses (e)	1,518	—
Acquisition related adjustment - deferred revenue (f)	1,047	3,596
Other income (expense), net (g)	8	(2)
Adjusted EBITDA	$116,055	$98,808

Segment Adjusted EBITDA:
Supply Chain Services	$107,989	$97,342
Performance Services	34,462	23,189
Corporate (h)	(26,396)	(21,723)
Adjusted EBITDA	116,055	98,808
Depreciation and amortization	(12,199)	(11,262)
Amortization of purchased intangible assets	(9,271)	(3,141)
Stock-based compensation (b)	(11,554)	(7,405)
Acquisition related expenses (c)	(5,644)	(2,267)
Strategic and financial restructuring expenses (d)	(208)	(1,183)
ERP implementation expenses (e)	(1,518)	—
Acquisition related adjustment - deferred revenue (f)	(1,047)	(3,596)
Equity in net income of unconsolidated affiliates	(4,785)	(4,749)
Deferred compensation plan expense	264	460
Operating income	70,093	65,665
Equity in net income of unconsolidated affiliates	4,785	4,749
Interest and investment income, net (a)	(937)	122
Other expense, net (g)	(272)	(458)
Income before income taxes	$73,669	$70,078

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(e)	Represents implementation and other costs of new ERP system.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents gains and losses on investments and other assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three Months Ended December 31,
	2015	2014
Net loss attributable to stockholders	$(54,383)	$(32,979)
Adjustment of redeemable limited partners' capital to redemption amount	65,561	42,250
Income tax expense	12,674	4,270
Stock-based compensation (a)	11,554	7,405
Acquisition related expenses (b)	5,644	2,267
Strategic and financial restructuring expenses (c)	208	1,183
ERP implementation expenses (d)	1,518	—
Acquisition related adjustment - deferred revenue (e)	1,047	3,596
Amortization of purchased intangible assets	9,271	3,141
Net income attributable to non-controlling interest in Premier LP (f)	49,817	55,751
Non-GAAP fully distributed income before income taxes	102,911	86,884
Income tax expense on fully distributed income before income taxes (g)	41,164	34,754
Non-GAAP Adjusted Fully Distributed Net Income	$61,747	$52,130

(a)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

40

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share for the periods presented (in thousands):

	Three Months Ended December 31,
	2015	2014
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share:
Net income (loss) attributable to stockholders	$(54,383)	$(32,979)
Adjustment of redeemable limited partners' capital to redemption amount	65,561	42,250
Income tax expense	12,674	4,270
Stock-based compensation (a)	11,554	7,405
Acquisition related expenses (b)	5,644	2,267
Strategic and financial restructuring expenses (c)	208	1,183
ERP implementation expenses (d)	1,518	—
Acquisition related adjustment - deferred revenue (e)	1,047	3,596
Amortization of purchased intangible assets	9,271	3,141
Net income attributable to non-controlling interest in Premier LP (f)	49,817	55,751
Non-GAAP fully distributed income before income taxes	102,911	86,884
Income tax expense on fully distributed income before income taxes (g)	41,164	34,754
Non-GAAP Adjusted Fully Distributed Net Income	$61,747	$52,130

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	41,575	35,589
Potentially dilutive shares	2,341	948
Conversion of class B common units	102,178	108,674
Weighted average fully distributed shares outstanding - diluted	146,094	145,211

(a)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

The following table show the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share for the periods presented:

	Three Months Ended December 31,
	2015	2014

Loss per share attributable to stockholders	$(1.31)	$(0.93)
Adjustment to redeemable limited partners' capital to redemption amount	1.58	1.19
Impact of additions:
Income tax expense	0.30	0.12
Stock-based compensation (a)	0.28	0.21
Acquisition related expenses (b)	0.14	0.06
Strategic and financial restructuring expenses (c)	—	0.03
ERP implementation expenses (d)	0.04	—
Acquisition related adjustment - deferred revenue (e)	0.02	0.10
Amortization of purchased intangible assets	0.22	0.09
Net income attributable to non-controlling interest in Premier LP (f)	1.20	1.57
Impact of corporation taxes (g)	(0.99)	(0.98)
Impact of increased share count (h)	(1.06)	(1.10)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.42	$0.36

(a)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(g)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

(h)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the three months ended December 31, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	2015		2014
Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$120,733	41%	$112,675	45%
Other services and support	1,040	—%	237	—%
Services	121,773	42%	112,912	45%
Products	81,316	28%	66,696	27%
Total Supply Chain Services	203,089	70%	179,608	72%
Performance Services	88,580	30%	69,837	28%
Total	$291,669	100%	$249,445	100%
Total net revenue for the three months ended December 31, 2015 was $291.7 million, an increase of $42.3 million, or 17% from $249.4 million for the three months ended December 31, 2014. Our supply chain services net revenue was 70% and 72% of total net revenue for the three months ended December 31, 2015 and 2014, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended December 31, 2015 was $203.1 million, an increase of $23.5 million, or 13%, from $179.6 million for the three months ended December 31, 2014.
Net administrative fees revenue in our supply chain services segment for the three months ended December 31, 2015 was $120.7 million, an increase of $8.0 million, or 7%, from $112.7 million for the three months ended December 31, 2014. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, continuing impact of member conversion to our contract portfolio, as well as the continuation of positive utilization trends, although at a more normalized level. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the three months ended December 31, 2015 was $81.3 million, an increase of $14.6 million, or 22%, from $66.7 million for the three months ended December 31, 2014. Product revenue in our supply chain services segment increased for the three months ended December 31, 2015 due to $6.0 million of increased specialty pharmacy revenue and $8.7 million of increased direct sourcing revenue, as a result of ongoing expansion of member purchasing from our specialty pharmacy and direct sourcing businesses. We expect our direct sourcing and specialty pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Our performance services segment net revenue for the three months ended December 31, 2015 was $88.6 million, an increase of $18.8 million, or 27%, from $69.8 million for the three months ended December 31, 2014. The increase was primarily driven by increased revenues from the Company's advisory services of $6.2 million, growth in our SaaS subscription and license revenue of $5.5 million, and contributions from our acquisitions of CECity and HCI, which closed during the quarter ended September 30, 2015.
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

Cost of Revenue
The following table summarizes our cost of revenue for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$72,105	25%	$59,256	24%
Services	40,492	14%	35,276	14%
Total cost of revenue	$112,597	39%	$94,532	38%
Cost of revenue by segment:
Supply Chain Services	$72,810	25%	$59,834	24%
Performance Services	39,787	14%	34,698	14%
Total cost of revenue	$112,597	39%	$94,532	38%
Cost of revenue for the three months ended December 31, 2015 was $112.6 million, an increase of $18.1 million, or 19%, from $94.5 million for the three months ended December 31, 2014. Cost of product revenue increased by $12.8 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $5.2 million primarily due to an increase in amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.
Cost of revenue for the supply chain services segment for the three months ended December 31, 2015 was $72.8 million, an increase of $13.0 million, or 22%, from $59.8 million for the three months ended December 31, 2014. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the three months ended December 31, 2015 was $39.8 million, an increase of $5.1 million, or 15%, from $34.7 million for the three months ended December 31, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications.

Operating Expenses
The following table summarizes our operating expenses for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended December 31,
	2015		2014
	Amount	%of Net Revenue	Amount	%of Net Revenue
Operating expenses:
Selling, general and administrative	$99,284	34%	$85,391	34%
Research and development	424	—%	716	—%
Amortization of purchased intangible assets	9,271	3%	3,141	1%
Total operating expenses	$108,979	37%	$89,248	36%
Operating expenses by segment:
Supply Chain Services	$28,915	10%	$27,685	11%
Performance Services	39,215	13%	30,472	12%
Total segment operating expenses	68,130	23%	58,157	23%
Corporate	40,849	14%	31,091	12%
Total operating expenses	$108,979	37%	$89,248	36%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended December 31, 2015 were $99.3 million, an increase of $13.9 million, or 16%, from $85.4 million for the three months ended December 31, 2014. Stock-based compensation increased by $4.1 million primarily attributable to an increase in projected achievement for performance based shares of which $0.9 million was attributable to a cumulative catch-up adjustment related to the 2014 fiscal year performance shares award to apply the impact of revising our estimate of the Company's probable achievement level. Also contributing to the increase were increased acquisition-related expenses of $3.4 million, increased salaries and benefits due to the acquisitions of CECity and HCI of $2.4 million and $1.3 million, respectively, and enterprise resource planning system implementation expenses of $1.5 million.
We expect our selling, general and administrative expenses will continue to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.

Research and development expenses for the three months ended December 31, 2015 were $0.4 million, a decrease of $0.3 million, or 43%, from $0.7 million for the three months ended December 31, 2014. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended December 31, 2015 was $9.3 million, an increase of $6.2 million, from $3.1 million for the three months ended December 31, 2014. The increase was primarily as a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the three months ended December 31, 2015 was $3.6 million, a decrease of $0.8 million, or 18%, from $4.4 million for the three months ended December 31, 2014, due primarily to an increase in interest expense of $0.8 million related to borrowings under our Credit Facility recognized during the three months ended December 31, 2015.

Income Tax Expense
Income tax expense for the three months ended December 31, 2015 was $12.7 million, an increase of $8.4 million from $4.3 million for the three months ended December 31, 2014. The effective tax rate has increased to 17.2% for the three months ended December 31, 2015 from 6.1% for the three months ended December 31, 2014 as a result of higher taxable income and the recording of valuation allowances against deferred taxes of $8.0 million at PHSI offset by $0.6 million in discrete tax benefits primarily attributable to research tax credits.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the three months ended December 31, 2015 was $49.8 million, a decrease of $6.7 million, or 12%, from $56.5 million for the three months ended December 31, 2014, primarily as a result of a decrease in non-controlling interest of 4% from 74% at September 30, 2015 to 70% at December 31, 2015 as well as a decrease in net income of $4.8 million driven by the related increase in tax expense due to the increase in Class A common stock ownership and related decrease in member ownership of Class B common units and associated Class B common stock after the November 2, 2015 quarterly exchange.

Non-GAAP Adjusted EBITDA

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$107,989	37%	$97,342	39%
Performance Services	34,462	12%	23,189	9%
Total Segment Adjusted EBITDA	142,451	49%	120,531	48%
Corporate	(26,396)	(9)%	(21,723)	(8)%
Total Adjusted EBITDA	$116,055	40%	$98,808	40%
Adjusted EBITDA for the three months ended December 31, 2015 was $116.1 million, an increase of $17.3 million, or 18%, from $98.8 million for the three months ended December 31, 2014. The increase in Adjusted EBITDA is primarily driven by revenue growth in the supply chain and performance services segments, contributions from the acquisitions of CECtiy, HCI and InFlow, and the effective management of operating expenses.
Segment Adjusted EBITDA for the supply chain services segment of $108.0 million for the three months ended December 31, 2015 reflects an increase of $10.7 million, or 11%, compared to $97.3 million for the three months ended December 31, 2014, primarily as a result of increased net administrative fees revenue and the effective management of operating expenses.
Segment Adjusted EBITDA for the performance services segment of $34.5 million for the three months ended December 31, 2015 reflects an increase of approximately $11.3 million, or 49%, compared to $23.2 million for the three months ended December 31, 2014, driven primarily by increased revenues from the Company's SaaS subscriptions and licenses, advisory services, contributions from the acquisitions of CECity, HCI and InFlow, and the effective management of operating expenses.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
The following table summarizes our results of operations for the six months ended December 31, 2015 and 2014 (in thousands, except per share data):

	Six Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$238,682	42%	$219,198	46%
Other services and support	164,725	29%	129,295	27%
Services	403,407	72%	348,493	73%
Products	159,097	28%	130,260	27%
Net revenue	562,504	100%	478,753	100%
Cost of revenue:
Services	78,616	14%	68,040	14%
Products	143,104	25%	116,513	25%
Cost of revenue	221,720	39%	184,553	39%
Gross profit	340,784	61%	294,200	61%
Operating expenses:
Selling, general and administrative	186,222	33%	156,557	33%
Research and development	880	—%	1,789	—%
Amortization of purchased intangible assets	15,318	3%	4,044	1%
Operating expenses	202,420	36%	162,390	34%
Operating income	138,364	25%	131,810	27%
Other income, net	6,598	1%	8,966	2%
Income before income taxes	144,962	26%	140,776	29%
Income tax expense	31,714	6%	10,081	2%
Net income	113,248	20%	130,695	27%
Net income attributable to non-controlling interest in S2S Global	—	—%	(1,584)	—%
Net income attributable to non-controlling interest in Premier LP	(97,717)	(17)%	(110,567)	(23)%
Net income attributable to non-controlling interest	(97,717)	(17)%	(112,151)	(23)%
Adjustment of redeemable limited partners' capital to redemption amount	401,240	nm	(424,907)	nm
Net income (loss) attributable to stockholders	$416,771	nm	$(406,363)	nm

Weighted average shares outstanding:
Basic	39,655	nm	33,965	nm
Diluted	145,927	nm	33,965	nm

Earnings (loss) per share attributable to stockholders:
Basic	$10.51	nm	$(11.96)	nm
Diluted	$0.60	nm	$(11.96)	nm

Adjusted EBITDA (1)	$221,052	39%	$189,326	40%
Adjusted Fully Distributed Net Income (2)	$117,770	21%	$99,895	21%
Adjusted Fully Distributed Earnings Per Share (3)	$0.81	nm	$0.69	nm
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Six Months Ended December 31,
	2015	2014
Net income	$113,248	$130,695
Interest and investment income, net (a)	696	(313)
Income tax expense	31,714	10,081
Depreciation and amortization	24,064	21,570
Amortization of purchased intangible assets	15,318	4,044
EBITDA	185,040	166,077
Stock-based compensation (b)	25,254	13,844
Acquisition related expenses (c)	9,116	3,545
Strategic and financial restructuring expenses (d)	235	1,279
ERP implementation expenses (e)	2,078	—
Adjustment to tax receivable agreement liability (f)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (g)	4,139	5,661
Other income (expense), net (h)	8	(7)
Adjusted EBITDA	$221,052	$189,326

Segment Adjusted EBITDA:
Supply Chain Services	$210,938	$188,610
Performance Services	59,387	41,551
Corporate (i)	(49,273)	(40,835)
Adjusted EBITDA	221,052	189,326
Depreciation and amortization	(24,064)	(21,570)
Amortization of purchased intangible assets	(15,318)	(4,044)
Stock-based compensation (b)	(25,254)	(13,844)
Acquisition related expenses (c)	(9,116)	(3,545)
Strategic and financial restructuring expenses (d)	(235)	(1,279)
ERP implementation expenses (e)	(2,078)	—
Adjustment to tax receivable agreement liability (f)	4,818	1,073
Acquisition related adjustment - deferred revenue (g)	(4,139)	(5,661)
Equity in net income of unconsolidated affiliates	(9,375)	(9,615)
Deferred compensation plan expense	2,073	969
Operating income	138,364	131,810
Equity in net income of unconsolidated affiliates	9,375	9,615
Interest and investment (income) expense, net (a)	(696)	313
Other expense, net (h)	(2,081)	(962)
Income before income taxes	$144,962	$140,776

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the six months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(e)	Represents implementation and other costs of new ERP system.

(f)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the six months ended December 31, 2015 and 2014, and impact of departed member owners.

(g)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(h)	Represents gains and losses on investments and other assets.

(i)	Corporate consists of general and administrative corporate expenses that are not specific to either of our segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Six Months Ended December 31,
	2015	2014
Net income (loss) attributable to stockholders	$416,771	$(406,363)
Adjustment of redeemable limited partners' capital to redemption amount	(401,240)	424,907
Income tax expense	31,714	10,081
Stock-based compensation (a)	25,254	13,844
Acquisition related expenses (b)	9,116	3,545
Strategic and financial restructuring expenses (c)	235	1,279
ERP implementation expenses (d)	2,078	—
Adjustment to tax receivable agreement liability (e)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (f)	4,139	5,661
Amortization of purchased intangible assets	15,318	4,044
Net income attributable to non-controlling interest in Premier LP (g)	97,717	110,567
Non-GAAP fully distributed income before income taxes	196,284	166,492
Income tax expense on fully distributed income before income taxes (h)	78,514	66,597
Non-GAAP Adjusted Fully Distributed Net Income	$117,770	$99,895

(a)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the six months ended December 31, 2015 and 2014, and impact of departed member owners.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(h)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

49

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Six Months Ended December 31,
	2015	2014
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share:
Net income (loss) attributable to stockholders	$416,771	$(406,363)
Adjustment of redeemable limited partners' capital to redemption amount	(401,240)	424,907
Income tax expense	31,714	10,081
Stock-based compensation (a)	25,254	13,844
Acquisition related expenses (b)	9,116	3,545
Strategic and financial restructuring expenses (c)	235	1,279
ERP implementation expenses (d)	2,078	—
Adjustment to tax receivable agreement liability (e)	(4,818)	(1,073)
Acquisition related adjustment - deferred revenue (f)	4,139	5,661
Amortization of purchased intangible assets	15,318	4,044
Net income attributable to non-controlling interest in Premier LP (g)	97,717	110,567
Non-GAAP fully distributed income before income taxes	196,284	166,492
Income tax expense on fully distributed income before income taxes (h)	78,514	66,597
Non-GAAP Adjusted Fully Distributed Net Income	$117,770	$99,895

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	39,655	33,965
Potentially dilutive shares	2,129	785
Conversion of class B common units	104,143	110,396
Weighted average fully distributed shares outstanding - diluted	145,927	145,146

(a)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three and six months ended December 31, 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the three months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the six months ended December 31, 2015 and 2014, and impact of departed member owners.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(h)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

The following table show the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings Per Share for the periods presented:

	Six Months Ended December 31,
	2015	2014

Earnings (loss) per share attributable to stockholders:	$10.51	$(11.96)
Adjustment to redeemable limited partners' capital to redemption amount	(10.12)	12.51
Impact of additions:
Income tax expense	0.80	0.30
Stock-based compensation (a)	0.64	0.41
Acquisition related expenses (b)	0.23	0.10
Strategic and financial restructuring expenses (c)	0.01	0.04
ERP implementation expenses (d)	0.05	—
Adjustment to tax receivable agreement liability (e)	(0.12)	(0.03)
Acquisition related adjustment - deferred revenue (f)	0.10	0.17
Amortization of purchased intangible assets	0.39	0.12
Net income attributable to non-controlling interest in Premier LP (g)	2.46	3.25
Impact of corporation taxes (h)	(1.98)	(1.96)
Impact of increased share count (i)	(2.16)	(2.26)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.81	$0.69

(a)	Represents non-cash employee stock based compensation expense and stock purchase plan expense.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the six months ended December 31, 2015 and 2014, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the six months ended December 31, 2015 and 2014, and impact of departed member owners.

(f)
Represents non-cash adjustment to deferred revenue of acquired entities. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer.  The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(h)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP Adjusted Fully Distributed Net Income before income taxes.

(i)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the six months ended December 31, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	2015		2014
Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$238,682	42%	$219,198	46%
Other services and support	1,859	—%	452	—%
Services	240,541	43%	219,650	46%
Products	159,097	28%	130,260	27%
Total Supply Chain Services	399,638	71%	349,910	73%
Performance Services	162,866	29%	128,843	27%
Total	$562,504	100%	$478,753	100%
Total net revenue for the six months ended December 31, 2015 was $562.5 million, an increase of $83.7 million, or 17%, from $478.8 million for the six months ended December 31, 2014. Our supply chain services net revenue was 71% and 73% of total net revenue for the six months ended December 31, 2015 and 2014, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the six months ended December 31, 2015 was $399.6 million, an increase of $49.7 million, or 14%, from $349.9 million for the six months ended December 31, 2014.
Net administrative fees revenue in our supply chain services segment for the six months ended December 31, 2015 was $238.7 million, an increase of $19.5 million, or 9%, from $219.2 million for the six months ended December 31, 2014. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, continuing impact of member conversion to our contract portfolio as well as the continuation of positive utilization trends, although at a normalized level. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end, however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the six months ended December 31, 2015 was $159.1 million, an increase of $28.8 million, or 22%, from $130.3 million for the six months ended December 31, 2014. Product revenue in our supply chain services segment increased for the six months ended December 31, 2015 due to $14.0 million of increased specialty pharmacy revenue and $14.9 million of increased direct sourcing revenue, as a result of ongoing expansion of member purchasing from our specialty pharmacy and direct sourcing businesses. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our products.
Performance Services
Our performance services segment net revenue for the six months ended December 31, 2015 was $162.9 million, an increase of $34.1 million, or 26% from $128.8 million for the six months ended December 31, 2014. The increase was primarily driven by growth in our SaaS subscription and license revenue of $15.6 million, increased revenues from the Company's advisory services of $8.3 million, and contributions from our acquisitions of CECity and HCI which closed during the six months ended December 31, 2015.
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

Cost of Revenue
The following table summarizes our cost of revenue for the six months ended December 31, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$143,104	25%	$116,513	24%
Services	78,616	14%	68,040	14%
Total cost of revenue	$221,720	39%	$184,553	38%
Cost of revenue by segment:
Supply Chain Services	$144,426	25%	$117,281	24%
Performance Services	77,294	14%	67,272	14%
Total cost of revenue	$221,720	39%	$184,553	38%
Cost of revenue for the six months ended December 31, 2015 was $221.7 million, an increase of $37.1 million, or 20%, from $184.6 million for the six months ended December 31, 2014. Cost of product revenue increased by $26.6 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $10.6 million primarily due to an increase in amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings with our acquisitions of CECity, HCI and InFlow.
Cost of revenue for the supply chain services segment for the six months ended December 31, 2015 was $144.4 million, an increase of $27.1 million, or 23%, from $117.3 million for the six months ended December 31, 2014. The increase is primarily attributable to the growth in direct sourcing and specialty pharmacy, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the six months ended December 31, 2015 was $77.3 million, an increase of $10.0 million, or 15%, from $67.3 million for the six months ended December 31, 2014. The increase is primarily attributable to the increase in amortization of internally-developed software applications.

Operating Expenses
The following table summarizes our operating expenses for the six months ended December 31, 2015 and 2014, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Six Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$186,222	33%	$156,557	33%
Research and development	880	—%	1,789	—%
Amortization of purchased intangible assets	15,318	3%	4,044	1%
Total operating expenses	$202,420	36%	$162,390	34%
Operating expenses by segment:
Supply Chain Services	$56,203	10%	$54,551	11%
Performance Services	73,068	25%	51,437	11%
Total segment operating expenses	129,271	23%	105,988	22%
Corporate	73,149	13%	56,402	12%
Total operating expenses	$202,420	69%	$162,390	34%
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended December 31, 2015 were $186.2 million, an increase of $29.6 million, or 19%, from $156.6 million for the six months ended December 31, 2014. Stock-based compensation increased by $11.4 million primarily attributable to an increase in projected achievement for performance based shares of which $6.3 million was attributable to a cumulative catch-up adjustment related to the 2014 fiscal year performance shares award to apply the impact of revising our estimate of the Company's probable achievement level. Also contributing to the increase were increased acquisition-related expenses of $5.6 million, increased salaries and benefits due to the acquisitions of CECity and HCI of $3.4 million and $2.1 million, respectively, and enterprise resource planning system implementation expenses of $2.1 million.
We expect our selling, general and administrative expenses will continue to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.

Research and development expenses for the six months ended December 31, 2015 were $0.9 million, a decrease of $0.9 million, or 50%, from $1.8 million for the six months ended December 31, 2014. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the six months ended December 31, 2015 was $15.3 million, an increase of $11.3 million, from $4.0 million for the six months ended December 31, 2014. The increase was primarily as a result of the additional amortization of purchased intangible assets obtained in our acquisitions of TheraDoc, Inc. ("TheraDoc"), CECity, HCI and InFlow. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the six months ended December 31, 2015 was $6.6 million, a decrease of $2.4 million, or 27%, from $9.0 million for the six months ended December 31, 2014, the decrease was due primarily to deferred compensation plan losses of $1.1 million and an increase in interest expense of $0.8 million.

Income Tax Expense
Income tax expense for the six months ended December 31, 2015 was $31.7 million, an increase of $21.6 million from $10.1 million for the six months ended December 31, 2014. The effective tax rate has increased to 21.9% for the six months ended December 31, 2015 from 7.2% for the six months ended December 31, 2014 as a result of higher taxable income, the recording of valuation allowances against deferred taxes of $14.6 million at PHSI and discrete tax expense of $6.7 million as a result of an $8.0 million adjustment to deferred tax assets associated with a 1% reduction in the North Carolina state income tax for years 2016 and beyond that was not present in the prior year offset by $1.3 million in discrete tax benefits primarily attributable to research tax credits.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the six months ended December 31, 2015 was $97.7 million, a decrease of $14.5 million, or 13%, from $112.2 million for the six months ended December 31, 2014, primarily as a result of the overall decrease in net income of $17.4 million.

Non-GAAP Adjusted EBITDA

	Six Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$210,938	37%	$188,610	39%
Performance Services	59,387	11%	41,551	9%
Total Segment Adjusted EBITDA	270,325	48%	230,161	48%
Corporate	(49,273)	(9)%	(40,835)	(9)%
Total Adjusted EBITDA	$221,052	39%	$189,326	40%
Adjusted EBITDA for the six months ended December 31, 2015 was $221.1 million, an increase of $31.8 million, or 17%, from $189.3 million for the six months ended December 31, 2014.
Segment Adjusted EBITDA for the supply chain services segment of $210.9 million for the six months ended December 31, 2015 reflects an increase of $22.3 million, or 12%, compared to $188.6 million for the six months ended December 31, 2014, primarily as a result of increased net administrative fees revenue, growth in direct sourcing and the effective management of operating expenses.
Segment Adjusted EBITDA for the performance services segment of $59.4 million for the six months ended December 31, 2015 reflects an increase of approximately $17.8 million, or 43%, compared to $41.6 million for the six months ended December 31, 2014, driven primarily by increased revenues from the Company's SaaS subscriptions and licenses, advisory services, contributions from the acquisitions of CECity, HCI and InFlow, and the effective management of operating expenses.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are evaluated on an ongoing basis, including those related to reserves for bad debts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, value of investments not publicly traded, the valuation allowance on deferred tax assets and the fair value of purchased intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes to the Company's significant accounting policies as described in the Company's 2015 Annual Report.

New Accounting Standards
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of their simplification initiatives.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted.  The Company adopted this standard as of December 31, 2015 (see Note 15 - Income Taxes).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption. The FASB subsequently issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015 to defer the effective date of the new standard for all entities by one year. The new standard, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. The new standard, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018.

The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, acquisitions, and related business investments. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash had been distributed to our member owners.

As of December 31, 2015 and June 30, 2015, we had cash and cash equivalents totaling $157.4 million and $146.5 million respectively, and marketable securities with maturities ranging from three months to five years totaling $94.2 million and $415.4 million, respectively. The decrease in marketable securities of $321.2 million is primarily attributable to funding the acquisitions of CECity and HCI.

As of December 31, 2015, there was $100.0 million outstanding under the Credit Facility. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information.

We expect cash generated from operations and borrowings under our Credit Facility to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements; however, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and/or potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of cash flows for the six months ended December 31, 2015 and 2014
A summary of net cash flows follows (in thousands):

	Six months ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$138,836	$153,715
Investing activities	(180,773)	(110,817)
Financing activities	52,825	(45,068)
Net increase (decrease) in cash	$10,888	$(2,170)
Net cash provided by operating activities was $138.8 million for the six months ended December 31, 2015 compared to $153.7 million for the six months ended December 31, 2014, with the year-over-year decrease of $14.9 million primarily attributable to a $10.0 million net prepayment to a distributor in order to receive additional discounts on product purchases and $8.9 million in additional tax payments during the six months ended December 31, 2015 in comparison to the six months ended December 31, 2014, which benefited from the carryover effect of a fiscal year 2014 overpayment.

Net cash used in investing activities was $180.8 million for the six months ended December 31, 2015, an increase of $70.0 million from $110.8 million for the six months ended December 31, 2014. Our investing activities for the six months ended December 31, 2015 primarily consisted of (i) the acquisitions of CECity, HCI and InFlow, net of cash acquired, for a total of $473.1 million, (ii) capital expenditures of $38.9 million for property and equipment and, (iii) purchases of marketable securities of $19.2 million offset by (i) net proceeds from the sale of marketable securities of $339.7 million and (ii) distributions from Innovatix of $11.7 million.

Our investing activities for the six months ended December 31, 2014 consisted primarily of (i) the acquisitions of Aperek, Inc. and TheraDoc, net of cash acquired, for a total of $156.0 million, (ii) capital expenditures of $32.4 million for property and equipment, and (iii) purchases of marketable securities of $123.5 million partially offset by (i) net proceeds from the sale of marketable securities of $190.7 million and (ii) distributions from Innovatix of $10.1 million.

Net cash provided by financing activities was $52.8 million for the six months ended December 31, 2015 compared to net cash used in financing activities of $45.1 million for the six months ended December 31, 2014. Our financing activities for the six months ended December 31, 2015 primarily included proceeds from the Credit Facility of $150.0 million partially offset by repayment of $50.0 million on the Credit Facility in November, 2015 and net cash payments to Premier LP limited partners of $45.5 million. Our financing activities for the six months ended December 31, 2014 primarily included net cash payments to Premier LP limited partners of $45.1 million.

Discussion of Non-GAAP Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014

Net cash provided by operating activities	$116,117	$107,842	$138,836	$153,715
Purchases of property and equipment	(21,741)	(18,051)	(38,882)	(32,411)
Distributions to limited partners of Premier LP	(23,029)	(22,691)	(45,461)	(45,099)
Non-GAAP Free Cash Flow	$71,347	$67,100	$54,493	$76,205

Free Cash Flow for the three months ended December 31, 2015 was $71.3 million, compared with $67.1 million for the three months ended December 31, 2014. Free Cash Flow increased primarily due to an increase in net cash flows provided by operating activities of $8.3 million, primarily attributable to a $5.0 million reduction in the $15.0 million prepayment to a distributor in order to receive additional discounts on product purchases that occurred in the quarter ended September 30, 2015.

Free Cash Flow for the six months ended December 31, 2015 was $54.5 million, compared with $76.2 million for the six months ended December 31, 2014. Free Cash Flow decreased primarily due to a decrease in net cash flows provided by operating activities of $14.9 million, primarily attributable to a net $10.0 million prepayment to a distributor discussed above and an increase of $3.6 million in annual incentive payments that occurred in September 2015.

Contractual Obligations
Notes Payable

At December 31, 2015, we had material commitments of $17.2 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance. See Note 9 - Debt to the accompanying condensed consolidated financial statements.

2014 Credit Facility

On June 24, 2014, we entered into our current Credit Facility. The Credit Facility was amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. At our request, the Credit Facility may be increased from time to time up to an additional aggregate amount of $250.0 million, subject to the approval of the lenders providing such increase. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. The Company is not a guarantor under the Credit Facility.

The Credit Facility permits us to prepay amounts outstanding without premium or penalty provided, however, we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan, as defined in the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans, as defined in the Credit Facility, at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2015, the interest rate for six-month Eurodollar Rate Loans was 1.655%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At December 31, 2015, the commitment fee was 0.125%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at December 31, 2015. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.

Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of December 31, 2015, we had $100.0 million in outstanding borrowings under the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2015 Annual Report. See also, Note 9 - Debt to our accompanying condensed consolidated financial statements contained in this Quarterly Report.

Member-Owner Tax Receivable Agreement

In connection with the Reorganization and IPO, we entered into a tax receivable agreement with each of our member owners, pursuant to which we agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such Tax Receivable Agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to our entering into the Tax Receivable Agreements ("TRA"), including tax benefits attributable to payments under the TRA.

The Company has tax receivable agreement liabilities of $286.7 million and $235.9 million as of December 31, 2015, and June 30, 2015 respectively, which represents 85% of the tax savings the Company expects to receive in connection with the Section 754 election. The decrease of $50.8 million at December 31, 2015 is comprised of a $56.6 million increase for quarterly exchanges, a decrease of $4.8 million in connection with revaluing the deferred tax and TRA liabilities in connection with the North Carolina 1% state income tax rate reduction for 2016 and beyond, and a decrease of $1.0 million in connection with departed member owners.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of CECity.com, Inc. (“CECity”), Healthcare Insights, LLC (“HCI”) and InFlowHealth LLC ("InFlow") which were acquired during the six months ended December 31, 2015 and are included in our condensed consolidated financial statements as of December 31, 2015 and for the period from their respective acquisition dates through December 31, 2015. The assets of CECity, HCI and InFlow represented approximately 24%, 4% and 1%, respectively, of our total assets as of December 31, 2015, and each represented less than 1% of our net revenue for the six months ended December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information relating to certain legal proceedings in which we are involved is included in Note 17 - Commitments and Contingencies, to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors
During the quarter ended December 31, 2015, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2015 Annual Report.

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

PREMIER, INC.

Date: February 9, 2016	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of December 4, 2015 (filed as exhibit 3.2 to the Current Report on Form 8-K filed December 4, 2015 and incorporated herein by reference).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Furnished herewith.

