Form 10-Q
period 2016-03-31
Premier, Inc.
filed 2016-05-10
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 6, 2016, there were 45,554,075 shares of the registrant's Class A common stock, par value $0.01 per share, and 96,132,723 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays in generating or an inability to generate revenues if the sales cycle takes longer than expected;

•	the terminability of member participation in our group purchasing organization ("GPO") programs with limited or no notice;

•	the impact of our business strategy that involves reducing the prices for products and services in our supply chain services segment;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our reliance on partners and other third parties;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•	any adverse changes in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market;

•	our ability to maintain and expand our existing base of drugs in our specialty pharmacy;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	potential sales and use tax liability in certain jurisdictions;

•	our current and future indebtedness and our ability to obtain additional financing;

•	fluctuation of our cash flows, quarterly revenues and results of operations;

•	changes in the political, economic or healthcare regulatory environment;

•	our compliance with federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	potential healthcare reform and new regulatory requirements placed on our software, services and content;

•	compliance with federal and state privacy, security and breach notification laws;

•	product safety concerns and regulation;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	our ability to effectively deploy the net proceeds from future issuances of our equity or debt securities;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq Global Select Market rules;

•	the terms of agreements between us and our member owners;

•	payments made to Premier LP's limited partners under the tax receivable agreements;

•	our ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners;

•	changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

•	the dilutive effect of Premier LP's issuance of additional units or future issuances by us of common stock or preferred stock;

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

More information on potential factors that could affect our financial results is included from time to time in the "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com/. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015

Assets
Cash and cash equivalents	$238,384	$146,522
Marketable securities	27,170	240,667
Accounts receivable (net of $1,899 and $1,153 allowance for doubtful accounts, respectively)	128,981	99,120
Inventory	29,307	33,058
Prepaid expenses and other current assets	24,970	22,353
Due from related parties	4,445	3,444
Total current assets	453,257	545,164
Marketable securities	39,456	174,745
Property and equipment (net of $255,085 and $220,685 accumulated depreciation, respectively)	165,736	147,625
Intangible assets (net of $41,873 and $17,815 accumulated amortization, respectively)	167,212	38,669
Goodwill	537,902	215,645
Deferred income tax assets	423,766	353,723
Deferred compensation plan assets	38,791	37,483
Other assets	28,856	17,137
Total assets	$1,854,976	$1,530,191

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$26,365	$37,634
Accrued expenses	68,308	41,261
Revenue share obligations	62,630	59,259
Limited partners' distribution payable	24,743	22,432
Accrued compensation and benefits	43,236	51,066
Deferred revenue	52,820	39,824
Current portion of tax receivable agreements	10,845	11,123
Current portion of long-term debt	4,731	2,256
Other liabilities	5,412	4,776
Total current liabilities	299,090	269,631
Long-term debt, less current portion	64,243	15,679
Tax receivable agreements, less current portion	278,406	224,754
Deferred compensation plan obligations	38,791	37,483
Other liabilities	24,138	20,914
Total liabilities	704,668	568,461
Commitments and contingencies
Redeemable limited partners' capital	3,218,086	4,079,832
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 45,342,351 and 37,668,870 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	453	377
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 96,674,787 and 106,382,552 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,068,152)	(3,118,474)
Accumulated other comprehensive loss	(79)	(5)
Total stockholders' deficit	(2,067,778)	(3,118,102)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,854,976	$1,530,191
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net revenue:
Net administrative fees	$131,270	$117,959	$369,952	$337,157
Other services and support	87,389	70,326	252,114	199,621
Services	218,659	188,285	622,066	536,778
Products	80,010	73,438	239,107	203,698
Net revenue	298,669	261,723	861,173	740,476
Cost of revenue:
Services	40,685	36,026	119,301	104,066
Products	71,408	66,789	214,512	183,302
Cost of revenue	112,093	102,815	333,813	287,368
Gross profit	186,576	158,908	527,360	453,108
Operating expenses:
Selling, general and administrative	101,898	86,847	288,120	243,404
Research and development	1,180	596	2,060	2,385
Amortization of purchased intangible assets	8,740	2,554	24,058	6,598
Operating expenses	111,818	89,997	314,238	252,387
Operating income	74,758	68,911	213,122	200,721
Equity in net income of unconsolidated affiliates	6,627	5,197	16,002	14,812
Interest and investment (expense) income, net	(285)	204	(981)	517
Loss on investment	—	(1,000)	—	(1,000)
Other income (expense), net	—	743	(2,081)	(219)
Other income, net	6,342	5,144	12,940	14,110
Income before income taxes	81,100	74,055	226,062	214,831
Income tax expense	9,543	2,026	41,257	12,107
Net income	71,557	72,029	184,805	202,724
Net income attributable to non-controlling interest in S2S Global	—	(252)	—	(1,836)
Net income attributable to non-controlling interest in Premier LP	(56,018)	(59,568)	(153,735)	(170,135)
Net income attributable to non-controlling interest	(56,018)	(59,820)	(153,735)	(171,971)
Adjustment of redeemable limited partners' capital to redemption amount	284,409	(387,062)	685,649	(811,969)
Net income (loss) attributable to stockholders	$299,948	$(374,853)	$716,719	$(781,216)

Weighted average shares outstanding:
Basic	44,716	37,316	41,329	35,066
Diluted	145,018	37,316	145,558	35,066

Earnings (loss) per share attributable to stockholders:
Basic	$6.71	$(10.05)	$17.34	$(22.28)
Diluted	$0.43	$(10.05)	$1.03	$(22.28)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net income	$71,557	$72,029	$184,805	$202,724
Net unrealized gain (loss) on marketable securities	283	218	(226)	(128)
Total comprehensive income	71,840	72,247	184,579	202,596
Less: comprehensive income attributable to non-controlling interest	(56,219)	(59,658)	(153,578)	(171,876)
Comprehensive income attributable to Premier, Inc.	$15,621	$12,589	$31,001	$30,720

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2016
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	37,669	$377	106,383	$—	$—	$(3,118,474)	$(5)	$(3,118,102)
Redemption of limited partners	—	—	(2,194)	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	7,514	75	(7,514)	—	260,523	—	—	260,598
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	34,195	—	—	34,195
Issuance of Class A common stock under equity incentive plan	116	1	—	—	2,519	—	—	2,520
Final remittance of net income attributable to S2S Global before February 1, 2015	—	—	—	—	—	(1,890)	—	(1,890)
Stock-based compensation expense	—	—	—	—	36,785	—	—	36,785
Employee stock purchase plan	43	—	—	—	1,534	—	—	1,534
Repurchase of restricted units	—	—	—	—	(63)	—	—	(63)
Net income	—	—	—	—	—	184,805	—	184,805
Net income attributable to non-controlling interest	—	—	—	—	—	(153,735)	—	(153,735)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(74)	(74)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(335,493)	1,021,142	—	685,649
Balance at March 31, 2016	45,342	$453	96,675	$—	$—	$(2,068,152)	$(79)	$(2,067,778)

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended March 31,
	2016	2015
Operating activities
Net income	$184,805	$202,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,232	39,705
Equity in net income of unconsolidated affiliates	(16,002)	(14,812)
Deferred income taxes	22,345	(269)
Loss on investment	—	1,000
Stock-based compensation	36,785	21,129
Adjustment to tax receivable agreement liability	(4,818)	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(27,071)	(23,645)
Other assets	(9,773)	(1,130)
Inventory	3,751	(9,035)
Accounts payable, accrued expenses, revenue share obligations and other current liabilities	21,450	35,670
Long-term liabilities	(1,246)	2,417
Other operating activities	(521)	1,821
Net cash provided by operating activities	270,937	255,575
Investing activities
Purchase of marketable securities	(19,211)	(239,782)
Proceeds from sale of marketable securities	367,600	298,757
Acquisition of CECity.com, Inc., net of cash acquired	(398,261)	—
Acquisition of Healthcare Insights, LLC, net of cash acquired	(64,274)	—
Acquisition of InFlowHealth, LLC	(6,088)	—
Acquisition of Aperek, Inc., net of cash acquired	—	(47,446)
Acquisition of TheraDoc, Inc., net of cash acquired	—	(108,561)
Purchase of noncontrolling interest in S2S Global	—	(14,518)
Investment in unconsolidated affiliates	(3,250)	—
Distributions received on equity investment	17,043	13,900
Purchases of property and equipment	(54,684)	(51,064)
Proceeds from sale of property and equipment	95	—
Other investing activities	(101)	(443)
Net cash used in investing activities	(161,131)	(149,157)
Financing activities
Payments made on notes payable	(1,847)	(1,046)
Proceeds from S2S Global revolving line of credit	—	1,007
Payments on S2S Global revolving line of credit	—	(14,715)
Proceeds from credit facility	150,000	—
Payments on credit facility	(100,000)	—
Proceeds from exercise of stock options under equity incentive plan	2,519	1,076
Proceeds from issuance of Class A common stock under stock purchase plan	1,302	—
Repurchase of restricted units	(63)	(90)
Final remittance of net income attributable to former S2S Global minority shareholder	(1,890)	—
Distributions to limited partners of Premier LP	(67,965)	(68,800)
Net cash used in financing activities	(17,944)	(82,568)
Net increase in cash and cash equivalents	91,862	23,850
Cash and cash equivalents at beginning of period	146,522	131,786
Cash and cash equivalents at end of period	$238,384	$155,636

Supplemental schedule of non-cash investing and financing activities:
Payable to member owners incurred upon repurchase of ownership interest	$2,888	$2,046
Reduction in tax receivable agreement liability related to departed member owners	$12,225	$1,580
Distributions and notes payable utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$4,813	$4,884
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$24,743	$23,398
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting increase in additional paid-in-capital and accumulated deficit	$685,649	$811,969
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(260,598)	$(164,655)
Increase in additional paid-in capital related to quarterly exchanges by member owners and departure of member owners	$34,195	$16,796
Increase in tax receivable agreement liability related to quarterly exchanges by member owners	$70,418	$53,793
Increase in deferred tax assets related to quarterly exchanges by member owners	$97,108	$70,589
Reduction in deferred tax assets related to departed member owners	$4,721	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company's data warehouse, mitigate the risk of innovation and disseminate best practices that will help the Company's member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The performance services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance management services.
Basis of Presentation and Principles of Consolidation
Basis of Presentation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds an approximate 32% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' approximate 68% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to non-controlling interest in the accompanying condensed consolidated statements of comprehensive income. During the nine months ended March 31, 2016, the member owners exchanged approximately 7.5 million of their Class B common units and associated Class B common stock for an equal number of Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") following the consummation of the Company's initial public offering (the "IPO", and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013 (see Note 13 - Earnings (Loss) Per Share). As a result of the February 1, 2016 exchange, member owners’ ownership percentage of the Company’s combined Class A and Class B common stock (“Common Stock”) decreased from approximately 70% at December 31, 2015 to approximately 68% at March 31, 2016 through their ownership of Class B common stock. The ownership percentage of public investors’ ownership percentage, which may include member owners that have received shares of Class A common stock in connection with previous exchanges, increased from approximately 30% at December 31, 2015 to approximately 32% at March 31, 2016.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Annual Report") filed with the SEC on August 26, 2015.
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, and the allocation of purchase price are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2015 Annual Report, other than the balance sheet classification of deferred taxes discussed below and in Note 15 - Income Taxes.
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 Balance Sheet Classification of Deferred Taxes as part of their simplification initiatives. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted this standard as allowed as of December 31, 2015. The Company retroactively adjusted deferred tax assets and liabilities as they would have been reported at June 30, 2015 in accordance with ASU 2015-17 (see Note 15 - Income Taxes).
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
The Company early adopted the new standard as allowed effective January 1, 2016. The adoption of ASU 2015-16 did not result in any significant changes in the Company's result of operations or statement of position. For further information, see Note 7 - Goodwill.
Recently Issued Accounting Standards Not Yet Adopted
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) which is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. The Company has completed its preliminary evaluation and believes there is no impact from the adoption of the new standard on its consolidated financial statements other than providing additional disclosures.
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
The FASB subsequently issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015 to defer the effective date of the new standard for all entities by one year. The new standard, as amended, will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption as of the original effective date for public entities will be permitted. ASU 2014-09, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018.
The FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, in March 2016 related to a third party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The amendment requires principals to recognize revenue for the gross amount and agents to recognize revenue for the amount of any fee or commission it expects to be entitled. The amendment will be effective with ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends specific aspects of ASU 2014-09, Revenue from Contracts with Customers, including how to identify performance obligations and guidance related to licensing implementation. This amendment provides guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. The amendment will be effective with ASU 2014-09.
The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of ASU 2014-09, as amended, on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.
(3) BUSINESS ACQUISITIONS
Acquisition of InFlowHealth, LLC
On October 1, 2015, the Company’s consolidated subsidiary, Premier Healthcare Solutions, Inc. ("PHSI") acquired all of the limited liability company membership interests of InFlow for $6.1 million in cash, subject to post-closing adjustments based on InFlow’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues above certain thresholds through December 31, 2019. As of March 31, 2016, the Company valued the earn-out at $4.1 million related to the contingent purchase price, of which $0.7 million is classified as current and included in other current liabilities and $3.4 million is classified as long-term and included in other non-current liabilities in the condensed consolidated balance sheet. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios, although this value is not indicative of a known amount to be paid. The selling members also received restricted stock units of the Company with an aggregate equity grant value of $2.1 million, which vest over a three-year period with restrictions tied to continued employment.
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
The Company has accounted for the InFlow acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The InFlow acquisition resulted in the recognition of approximately $5.9 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of InFlow. The Company reports InFlow as part of its performance services segment. The InFlow acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the InFlow acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed. The calculation of the earn-out is based on future revenues as defined in the purchase agreement.  In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings under other expenses, net.
For the six months ended December 31, 2015, the Company overstated cash flows used in investing activities by $4.1 million and overstated cash flows provided by operating activities by $4.1 million related to the earn-out liability for InFlow. The Company has corrected the cash flow statement as of the nine months ended March 31, 2016 in the condensed consolidated financial statements.
Acquisition of CECity.com, Inc.

On August 20, 2015, PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. (“CECity”), a Delaware corporation, for $398.3 million, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s credit facility (see Note 9 - Debt). CECity is a cloud-based healthcare solutions provider, specializing in performance management and improvement, pay-for-value reporting and professional education. CECity offers turnkey solutions for clinical data registries, continuing medical education, maintenance of certification, performance improvement, pay-for-value reporting and life-long professional development.
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

Approximately $0.5 million and $3.3 million of pretax transaction-related costs related to the CECity acquisition are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three and nine months ended March 31, 2016, respectively. The Company reports CECity as part of its performance services segment.

Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic condensed consolidated financial statements.

Acquisition of Healthcare Insights, LLC
On July 31, 2015, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC (“HCI”) for $64.3 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the 12 months ending December 31, 2017 as defined in the purchase agreement. As of March 31, 2016, the fair value of the earn-out liability related to the HCI acquisition is zero. HCI has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which includes budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care.
The Company has accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The HCI acquisition resulted in the recognition of approximately $42.4 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of HCI. The Company reports HCI as part of its performance services segment. The HCI acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The purchase price allocation for the HCI acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed. The calculation of the earn-out is based on future revenues as defined in the purchase agreement.  In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings in other expense, net.

(4) ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consist primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consist of amounts receivable from fees for supply chain services for members utilizing our integrated pharmacy services related to contract negotiation and administration, claims data, rebate processing and evaluation of current pharmacy formulary and utilization. Other receivables consist primarily of interest receivable on marketable securities.

Accounts receivable, net consists of the following (in thousands):

	March 31, 2016	June 30, 2015
Trade accounts receivable	$112,556	$88,078
Managed services receivable	17,920	10,941
Other	404	1,254
	130,880	100,273
Allowance for doubtful accounts	(1,899)	(1,153)
Accounts receivable, net	$128,981	$99,120

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2016
Corporate debt securities	$45,574	$7	$(238)	$45,343
Asset-backed securities	21,301	—	(18)	21,283
	$66,875	$7	$(256)	$66,626
June 30, 2015
Commercial paper	$43,067	$12	$—	$43,079
U.S. government debt securities	101,597	66	(8)	101,655
Corporate debt securities	211,079	34	(129)	210,984
Asset-backed securities	59,692	12	(10)	59,694
	$415,435	$124	$(147)	$415,412
Commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets.
The decline in the fair market value of corporate debt securities is attributable to changes in interest rates and not credit quality.  The Company does not intend to sell the corporate debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the corporate debt securities before recovery of their amortized cost bases, which may be maturity. The Company does not consider the corporate debt securities to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, the Company had marketable securities with the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$27,168	$27,170
Due after one year through five years	39,707	39,456
	$66,875	$66,626
See Note 10 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.
(6) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Useful Life	March 31, 2016	June 30, 2015
Technology	5.0 years	$140,326	$34,524
Customer relationships	8.3 years	48,120	16,120
Non-compete agreements	5.0 years	4,080	80
Trade names	7.0 years	13,160	5,760
Technology under development	4.9 years	3,399	—
		$209,085	$56,484
Accumulated amortization		(41,873)	(17,815)
Total intangible assets, net		$167,212	$38,669

The increase in intangible assets, net was due to the CECity, HCI and InFlow acquisitions completed during the nine months ended March 31, 2016 (see Note 3 - Business Acquisitions). Amortization expense of intangible assets totaled $8.7 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, and $24.1 million and $6.6 million for the nine months ended March 31, 2016 and 2015, respectively.

(7) GOODWILL

Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments during the measurement period	Total
Balance at June 30, 2015	$31,765	$183,880	$—	$215,645
CECity acquisition(a)	—	273,713	185	273,898
HCI acquisition(a)	—	41,905	534	42,439
InFlow acquisition(a)	—	5,827	93	5,920
Balance at March 31, 2016	$31,765	$505,325	$812	$537,902

(a) See Note 3 - Business Acquisitions

(8) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held 50% of the membership units in Innovatix at March 31, 2016 and June 30, 2015. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $8.3 million and $9.3 million at March 31, 2016 and June 30, 2015, respectively, and is classified as long-term and included in other assets in the accompanying condensed consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is, all of which is included in the supply chain services segment, $6.7 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively, and $16.0 million and $14.8 million for the nine months ended March 31, 2016 and 2015, respectively.
On May 1, 2015, the Company, through its consolidated subsidiary, PSCI, purchased 5,000,000 units of Class B Membership Interests in PharmaPoint, LLC ("PharmaPoint") for $5.0 million which represented a 28% ownership interest in PharmaPoint. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting. The carrying value of the Company's investment in PharmaPoint is approximately $4.6 million at March 31, 2016 and $5.0 million at June 30, 2015, which is included in other assets in the accompanying condensed consolidated balance sheets. The Company’s share of PharmaPoint’s net loss was $(0.1) million and $(0.3) million for the three and nine months ended March 31, 2016, respectively. The PharmaPoint net loss is included in equity in net income from unconsolidated affiliates in the accompanying condensed consolidated statements of income and included in the supply chain services segment.

The Company obtained a 49% ownership interest in Pharmacy Quality Solutions, Inc. (“PQS”) through its acquisition of CECity in August 2015 (see Note 3 - Business Acquisitions). PQS provides medication use quality assessment services through its EquiPP platform which is utilized by U.S. pharmacies, including major retail chains with monthly medication data for approximately 40 million individuals. The Company recorded zero net income from unconsolidated affiliates for the three and nine months ended March 31, 2016. The Company accounts for its investment in PQS under the equity method. The carrying value of the Company's investment in PQS was $0 at March 31, 2016.

On January 28, 2016, the Company, through its consolidated subsidiary, PSCI, purchased 5,250,000 Class B Membership Units in BloodSolutions, LLC ("Bloodbuy") for $2.25 million, which represented a 15% ownership interest in Bloodbuy. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a board member. The carrying value of the Company's investment in Bloodbuy is approximately $2.25 million at March 31, 2016, which is included in other assets in the accompanying condensed consolidated balance sheets. The Company recorded zero net income from unconsolidated affiliates for the three and nine months ended March 31, 2016.

(9) DEBT
Long-term debt consists of the following (in thousands):

			March 31, 2016	June 30, 2015
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
Credit Facility	$750,000	June 24, 2019	$50,000	$—
Notes Payable	—	Various	18,974	17,935
			68,974	17,935
Less: current portion			(4,731)	(2,256)
Total			$64,243	$15,679
Credit Facility
On June 24, 2014, Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014 and amended on June 4, 2015 (the "Credit Facility"). The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request by up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At the Company's option, committed loans may be in the form of eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Loans and 0.125% to 0.75% for Base Rate Loans. To fund the CECity acquisition the Company utilized $150.0 million of the Credit Facility (see Note 3 - Business Acquisitions), of which $50.0 million was repaid in November 2015 and $50.0 million was repaid in February 2016. At March 31, 2016, the interest rate for the three month Eurodollar Loans was 1.745%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.25% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2016, the commitment fee was 0.125%. As of March 31, 2016, the Company had approximately $25.0 million available for credit commitments.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at March 31, 2016.
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

(10) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Cash equivalents	$53,610	$53,610	$—	$—
Corporate debt securities	45,343	—	45,343	—
Asset-backed securities	21,283	—	21,283	—
Deferred compensation plan assets(a)	40,714	40,714	—	—
Total assets	$160,950	$94,324	$66,626	$—
Earn-out liabilities (b)	4,136	—	—	4,136
Total liabilities	$4,136	$—	$—	$4,136

June 30, 2015
Cash equivalents	$33,434	$33,434	$—	$—
Commercial paper	43,079	—	43,079	—
U.S. government debt securities	101,655	34,145	67,510	—
Corporate debt securities	210,984	—	210,984	—
Asset-backed securities	59,694	—	59,694	—
Deferred compensation plan assets(a)	40,057	40,057	—	—
Total assets	$488,903	$107,636	$381,267	$—
(a) Deferred compensation plan assets consist of highly liquid mutual fund investments.
(b) Earn-out liabilities incurred in connection with acquisitions of InFlow and HCI.
Cash equivalents are included in cash and cash equivalents; commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are included in current and long-term marketable securities (see Note 5 - Marketable Securities); the current portion of deferred compensation plan assets is included in prepaid expenses and other current assets ($1.9 million and $2.6 million at March 31, 2016 and June 30, 2015, respectively) in the accompanying condensed consolidated balance sheets. The fair value of the Company's commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active. The Company had no assets or liabilities for which fair value is measured on a recurring basis at June 30, 2015 that would be classified as Level 3. At March 31, 2016, the Company's earn-out liabilities are classified as Level 3. The fair value of the earn-out liabilities was determined using the Monte Carlo simulation method.

Non-Recurring Fair Value Measurements
During the three and nine months ended March 31, 2016, no non-recurring fair value measurements were required relating to the testing of goodwill and intangible assets for impairment, however the purchase price allocations required significant non-recurring Level 3 inputs (see Note 3 - Business Acquisitions). The preliminary fair values of the acquired intangible assets resulting from the acquisitions of CECity, HCI and InFlow were determined using the income approach.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates carrying value because of the short-term nature of these financial instruments. The carrying amount of the Credit Facility at March 31, 2016 approximates fair value based on the variable nature of the interest thereupon and the consistency of the three and six-month LIBOR since drawing on the Credit Facility in August 2015. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.7 million and $0.6 million at March 31, 2016 and June 30, 2015, respectively, based on an assumed market interest rate of 2.0% at March 31, 2016 and 1.6% at June 30, 2015, respectively.

(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
Pursuant to the terms of the historical limited partnership agreement of Premier LP in effect prior to the Reorganization and IPO, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partner's withdrawal from Premier LP or such limited partner's failure to comply with the applicable purchase commitments under such limited partnership agreement of Premier LP. As a result, the redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying condensed consolidated balance sheets since (i) the withdrawal is at the option of each limited partner and (ii) the conditions of the repurchase are not solely within the Company's control.
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
Redeemable limited partners' capital represents the member owners' 68% ownership of Premier LP at March 31, 2016. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement") in the mezzanine section of the accompanying condensed consolidated balance sheets at March 31, 2016 and June 30, 2015. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2016 and 2015 the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $(685.6) million and $812.0 million, respectively.
During the nine months ended March 31, 2016, the Company recorded a reduction of $260.6 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for an equal number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement (see Note 13 - Earnings (Loss) Per Share).

The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2015 to March 31, 2016 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Distributions and notes payable applied to receivables from limited partners	4,813	—	—	4,813
Redemption of limited partners	—	(3,614)	—	(3,614)
Net income attributable to Premier LP	—	153,735	—	153,735
Distributions to limited partners	—	(70,276)	—	(70,276)
Net unrealized loss on marketable securities	—	—	(157)	(157)
Exchange of Class B common units for Class A common stock by member owners	—	(260,598)	—	(260,598)
Adjustment to redemption amount	—	(685,649)	—	(685,649)
March 31, 2016	$(6,820)	$3,225,071	$(165)	$3,218,086
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital (which includes the capital funded by such receivables) because amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2016.
During the nine months ended March 31, 2016, five limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying condensed consolidated balance sheets. In connection with such withdrawals, the Company issued $2.9 million in five-year, unsecured, non-interest bearing term promissory notes at the redemption amount per the LP Agreement.
Upon the consummation of the Reorganization and IPO, Premier LP amended its distribution policy in which cash distributions will be required, as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner’s ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, it is not based directly on revenue generated from an individual partner’s participation as the distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as participation by non-owner members in Premier’s service offerings. To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution. As provided in the LP Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
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
Premier LP made a quarterly distribution on February 25, 2016 to its limited partners of $22.5 million, which is equal to Premier LP's total taxable income for the three months ended December 31, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate.

Premier LP will make a quarterly distribution on or before May 29, 2016 to its limited partners of $24.7 million, which is equal to Premier LP's total taxable income for the three months ended March 31, 2016 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate. The distribution is reflected in limited partners' distribution payable in the accompanying condensed consolidated balance sheet at March 31, 2016.
(12) STOCKHOLDERS' DEFICIT
As of March 31, 2016, there were 45,342,351 shares of the Company's Class A common stock, par value $0.01 per share, and 96,674,787 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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

The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$299,948	$(374,853)	$716,719	$(781,216)

Numerator for diluted earnings (loss) per share:
Net income attributable to stockholders	$299,948	$—	$716,719	$—
Adjustment of redeemable limited partners' capital to redemption amount	(284,409)	—	(685,649)	—
Net income attributable to non-controlling interest in Premier LP	56,018	—	153,735	—
Net income	71,557	—	184,805	—
Tax effect on Premier Inc. net income (a)	(9,551)	—	(34,639)	—
Adjusted net income	$62,006	$—	$150,166	$—

Denominator for basic earnings (loss) weighted average shares (b)	44,716	37,316	41,329	35,066

Denominator for diluted earnings (loss) per share:
Effect of dilutive securities: (c)
Stock options	249	—	290	—
Restricted stock	610	—	553	—
Performance share awards	1,606	—	1,329	—
Class B shares outstanding	97,837	—	102,057	—
Denominator for diluted earnings (loss) per share-adjusted:
Weighted average shares and assumed conversions	145,018	37,316	145,558	35,066

Basic earnings (loss) per share	$6.71	$(10.05)	$17.34	$(22.28)
Diluted earnings (loss) per share	$0.43	$(10.05)	$1.03	$(22.28)

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2016 and 2015, respectively.

(c)
For the three months ended March 31, 2015, the effect of 151, 380 and 617 stock options, restricted stock units, and performance share awards, respectively, and for the nine months ended March 31, 2015, 4, 319, and 522 stock options, restricted stock units, and performance share awards, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective periods. Further, 106,659 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period presented.

Pursuant to the terms of the Exchange Agreement, Premier has issued, on a quarterly basis, shares of Class A common stock to member owners in exchange for an equal number of Class B common units of Premier LP. In connection with the exchange of Class B common units by member owners, shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 11 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement. The table contemplates material activity related to the Class B common units, Class B common stock and Class A common stock up through the date of the applicable quarterly exchange:

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2015	91,374	91,374	106,078,063	106,078,063	37,762,544	74%/26%
November 2, 2015	5,830,458	5,830,458	100,150,698	100,150,698	43,600,976	70%/30%
February 1, 2016	1,591,807	1,591,807	96,802,070	96,802,070	45,239,204	68%/32%
May 2, 2016 (a)	209,359	209,359	96,132,723	96,132,723	45,554,075	68%/32%

(a)	As the quarterly exchange occurred on May 2, 2016, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended March 31, 2016.
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $11.8 million and $36.8 million, respectively, for the three and nine months ended March 31, 2016, with a resulting deferred tax benefit of $4.5 million and $14.0 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes. Pre-tax stock-based compensation expense was $7.3 million and $21.1 million, respectively, for the three and nine months ended March 31, 2015, with a resulting tax benefit of $2.8 million and $8.0 million, respectively.
At March 31, 2016, there was $42.2 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.84 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of March 31, 2016, there were 5,233,952 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock. Restricted stock units ("RSU") and restricted stock awards ("RSA") issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. The following table includes information related to restricted stock awards for the nine months ended March 31, 2016:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	819,091	$28.15
Granted	254,948	$35.11
Vested	(26,804)	$30.87
Forfeited	(31,750)	$30.26
Outstanding at March 31, 2016	1,015,485	$29.76
At March 31, 2016, there was $10.8 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.88 years.

Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the nine months ended March 31, 2016:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	1,091,868	$28.19
Granted	379,316	$35.51
Forfeited	(21,980)	$32.29
Outstanding at March 31, 2016	1,449,204	$30.04
At March 31, 2016, there was $17.1 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.77 years.

Stock Options. Stock options have a term of 10 years from the date of grant. Vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years. The following table includes information related to stock options for the nine months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,643,078	$28.24
Granted	860,765	$35.48
Exercised	(91,439)	$27.55
Forfeited	(42,571)	$33.53
Outstanding at March 31, 2016	3,369,833	$30.04

Outstanding and exercisable at March 31, 2016	1,443,077	$27.67
The aggregate intrinsic value of stock options outstanding at March 31, 2016 was $13.2 million. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2016 was $8.2 million. The aggregate intrinsic value of stock options expected to vest at March 31, 2016 was $4.9 million. The intrinsic value of stock options exercised during the nine months ended March 31, 2016 was $0.5 million.

At March 31, 2016, there was $14.2 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 1.89 years.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions and amortizes expense over the option's vesting period using the straight-line attribution approach:

March 31,
	2016	2015
Expected life (1)	6 years	6 years
Expected dividend (2)	—	—
Expected volatility (3)	32.70% - 33.50%	36.20% - 39.50%
Risk-free interest rate (4)	1.37% - 1.82%	1.66% - 1.84%
Weighted average option grant date fair value	$11.28 - $12.40	$12.82 - $13.77

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
For the three months ended March 31, 2016 and 2015, the Company recorded tax expense on income before income taxes of $9.5 million and $2.0 million, respectively, which equates to an effective tax rate of 11.7% and 2.7%, respectively. The effective tax rate has increased from prior year primarily attributable to the recording of valuation allowances against deferred tax assets at PHSI. The Company’s effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
For the nine months ended March 31, 2016 and 2015, the Company recorded tax expense on income before income taxes of $41.3 million and $12.1 million, respectively, which equates to an effective tax rate of 18.3% and 5.6%, respectively. The effective tax rate has increased from prior year primarily attributable to the recording of valuation allowances against deferred tax assets at PHSI and discrete tax expense at Premier associated with a 1% reduction in the North Carolina state income tax for years 2016 and beyond that was not present in the prior year. The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
The Company has deferred tax assets of $423.8 million and $353.7 million as of March 31, 2016 and June 30, 2015, respectively. The increase of $70.1 million is primarily attributable to the increases of $97.1 million in connection with the exchange of member owner Class B common units pursuant to the Exchange Agreement that occurred during the nine months ended March 31, 2016 and $9.7 million recorded in the ordinary course of business offset by the reductions in deferred tax assets of $8.0 million recorded in connection with adjusting the basis in assets related to the North Carolina state income tax rate reduction, a $4.7 million decrease in deferred tax assets attributable to tax receivable agreements due to departed member owners, and a valuation allowance recorded against deferred tax assets of $24.0 million at PHSI.
The Company has tax receivable agreements liabilities of $289.3 million as of March 31, 2016, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election which results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. and represents an increase of $53.4 million when compared to the $235.9 million as of June 30, 2015. The increase is attributable to a $70.4 million increase in connection with quarterly member owner exchanges on July 31, 2015, November 2, 2015, and February 1, 2016 offset by a $4.8 million decrease in connection with revaluing the deferred tax assets and tax receivable liabilities associated with the North Carolina state income tax rate reduction and $12.2 million decrease in connection with departed member owners.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating into current and non-current.  As noted in Note 2 - Significant Accounting Policies, the Company elected to early adopt the provisions of this guidance on a retrospective basis the result of which was to reclassify approximately $8.0 million of deferred tax assets classified as current to non-current at June 30, 2015.
In accordance with the prescribed guidance, the Company’s condensed consolidated balance sheet at June 30, 2015 has been retrospectively adjusted to apply the new guidance as summarized in the table below (in thousands):

	June 30, 2015		June 30, 2015
	As Reported	Adjustment	As Adjusted
Deferred income tax asset - current	$8,005	$(8,005)	$—
Deferred income tax asset	345,718	8,005	353,723
Total	$353,723	$—	$353,723
(16) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its member organizations owned approximately 10% of the outstanding partnership interests in Premier LP as of March 31, 2016. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $17.0 million and $14.6 million for the three months ended March 31, 2016 and 2015, respectively, and $49.2 million and $44.2 million for the nine months ended March 31, 2016 and 2015, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.3 million and $7.1 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at March 31, 2016 and June 30, 2015, respectively. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $0.7 million and $0.6 million for each of the three months ended March 31, 2016 and 2015, respectively, and $2.0 million and $1.8 million for the nine months ended March 31, 2016 and 2015, respectively.
In addition, $3.1 million and $3.0 million of the $24.7 million and $22.4 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets are payable to GNYHA and its member organizations at March 31, 2016 and June 30, 2015, respectively. In addition, $8.0 million and $10.7 million were recorded during the three months ended March 31, 2016 and 2015, respectively, and $25.2 million and $23.2 million were recorded during the nine months ended March 31, 2016 and 2015, respectively, for services and support revenue earned from GNYHA and its member organizations. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $3.8 million and $3.0 million at March 31, 2016 and June 30, 2015, respectively.

The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is $6.7 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively, and $16.0 million and $14.8 million for the nine months ended March 31, 2016 and 2015, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $12.1 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively, and $31.8 million and $27.4 million for the nine months ended March 31, 2016, respectively. At March 31, 2016 and June 30, 2015, the Company had revenue share obligations to Innovatix of $3.4 million and $3.7 million, respectively, in the accompanying condensed consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, and $3.2 million and $3.6 million for the nine months ended March 31, 2016 and 2015, respectively. The Company earned annual incentive management fees of $0.1 million for both the three months ended March 31, 2016 and 2015. As of March 31, 2016 and June 30, 2015, $0.6 million and $0.4 million, respectively, in amounts payable to the Company by AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets.
The Company's 49% ownership share of PQS’s earnings included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income is $0 for both the three month period ended March 31, 2016 and the period August 20, 2015 through March 31, 2016. The Company recognized revenue of $0.5 million for the three months ended March 31, 2016 and $1.0 million for the period August 20, 2015 through March 31, 2016 from PQS for hosting services. The Company has $0.3 million in accounts receivable, net from PQS as of March 31, 2016.
(17) COMMITMENTS AND CONTINGENCIES
The Company is not currently involved in any litigation it believes to be significant. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, specifically, those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company's business, financial condition and results of operations.

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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present selected net revenue and Segment Adjusted EBITDA (in thousands):

	Three months ended March 31,		Nine months ended March 31,
Net Revenue	2016	2015	2016	2015
Supply Chain Services
Net administrative fees	$131,270	$117,959	$369,952	$337,157
Other services and support	1,104	740	2,963	1,192
Services	132,374	118,699	372,915	338,349
Products	80,010	73,438	239,107	203,698
Total Supply Chain Services	$212,384	$192,137	$612,022	$542,047
Performance Services	86,285	69,586	249,151	198,429
Total	$298,669	$261,723	$861,173	$740,476

	Three months ended March 31,		Nine months ended March 31,
Segment Adjusted EBITDA	2016	2015	2016	2015
Supply Chain Services	$118,704	$101,600	$329,642	$290,210
Performance Services	30,771	26,166	90,158	67,717
Corporate	(29,546)	(24,021)	(78,819)	(64,856)
Total	$119,929	$103,745	$340,981	$293,071

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Segment Adjusted EBITDA	$119,929	$103,745	$340,981	$293,071
Depreciation and amortization	(13,110)	(11,538)	(37,174)	(33,107)
Amortization of purchased intangible assets	(8,740)	(2,554)	(24,058)	(6,598)
Acquisition related expenses (a)	(2,583)	(2,863)	(11,699)	(6,408)
Strategic and financial restructuring expenses (b)	(33)	(2)	(268)	(1,281)
Stock-based compensation expense (c)	(11,839)	(7,285)	(37,093)	(21,129)
ERP implementation expenses (d)	(1,162)	—	(3,240)	—
Adjustment to tax receivable agreement liability (e)	—	(1,073)	4,818	—
Acquisition related adjustment - deferred revenue (f)	(1,077)	(3,563)	(5,216)	(9,224)
Equity in net income of unconsolidated affiliates (g)	(6,627)	(5,197)	(16,002)	(14,812)
Deferred compensation plan expense	—	(759)	2,073	209
Operating income	$74,758	$68,911	$213,122	$200,721
Equity in net income of unconsolidated affiliates (g)	6,627	5,197	16,002	14,812
Interest and investment (expense) income, net	(285)	204	(981)	517
Loss on investment	—	(1,000)	—	(1,000)
Other expense, net	—	743	(2,081)	(219)
Income before income taxes	$81,100	$74,055	$226,062	$214,831

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(c)	Represents non-cash employee stock based compensation expense and $0.1 million and $0.3 million stock purchase plan expense in the three and nine months ended March 31, 2016, respectively.

(d)	Represents implementation and other costs associated with the implementation of a new enterprise resource planning ("ERP") system.

(e)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the nine months ended March 31, 2016 and adjustment to tax receivable agreements liability due to impact of departed member owners during the three months ended March 31, 2015.

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

(g)	Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.

The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Three months ended March 31,		Nine months ended March 31,
Capital Expenditures	2016	2015	2016	2015
Supply Chain Services	$63	$478	$1,031	$1,342
Performance Services	14,368	15,812	44,836	45,143
Corporate	1,371	2,363	8,817	4,579
Total	$15,802	$18,653	$54,684	$51,064

Total Assets	March 31, 2016	June 30, 2015
Supply Chain Services	$332,456	$466,537
Performance Services	949,418	457,963
Corporate	573,102	605,691
Total	$1,854,976	$1,530,191

	Three months ended March 31,		Nine months ended March 31,
Depreciation and Amortization Expense (a)	2016	2015	2016	2015
Supply Chain Services	$262	$525	$1,138	$1,441
Performance Services	20,016	12,238	55,616	34,451
Corporate	1,572	1,328	4,478	3,813
Total	$21,850	$14,091	$61,232	$39,705
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
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "We", or "Our") are a leading healthcare improvement company, uniting an alliance of approximately 3,600 U.S. hospitals and 120,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of March 31, 2016, we were controlled by 172 U.S. hospitals, health systems and other healthcare organizations, that represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our Initial Public Offering ("IPO", and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013. As of March 31, 2016, the Class A common stock and Class B common stock represented approximately 32% and 68% of our combined Class A and Class B common stock, collectively (the "Common Stock"). All of our Class B common stock was held by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.
We generated net revenue of $298.7 million and $261.7 million, net income of $71.6 million and $72.0 million, and Adjusted EBITDA of $119.9 million and $103.7 million for the three months ended March 31, 2016 and 2015, respectively. We generated net revenue of $861.2 million and $740.5 million, net income of $184.8 million and $202.7 million, and Adjusted EBITDA of $341.0 million and $293.1 million for the nine months ended March 31, 2016 and 2015, respectively.

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
Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $192.1 million for the three months ended March 31, 2015 to $212.4 million for the three months ended March 31, 2016, representing net revenue growth of 11%, and accounted for 71% of our overall net revenue. Supply chain services net revenue grew from $542.0 million for the nine months ended March 31, 2015 to $612.0 million for the nine months ended March 31, 2016, representing net revenue growth of 13%, and accounted for 71% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $69.6 million for the three months ended

March 31, 2015 to $86.3 million for the three months ended March 31, 2016, representing revenue growth of 24%, and in the three months ended March 31, 2016 accounted for 29% of our overall net revenue. Performance services net revenue grew from $198.4 million for the nine months ended March 31, 2015 to $249.2 million for the nine months ended March 31, 2016, representing revenue growth of 26%, and in the nine months ended March 31, 2016 accounted for 29% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our advisory services and technology-enabled collaboratives.
Acquisitions

Acquisition of InFlowHealth, LLC
On October 1, 2015, the Company's consolidated subsidiary, Premier Healthcare Solutions, Inc. ("PHSI") acquired all of the limited liability company membership interests of InFlowHealth, LLC (“InFlow”) for $6.1 million in cash, subject to post-closing adjustments based on InFlow’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues through December 31, 2019. The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period with restrictions tied to continued employment. Assets acquired and liabilities assumed were recorded at their estimated fair values as of October 1, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

Acquisition of CECity.com, Inc.

On August 20, 2015 PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. ("CECity") for$398.3 million in cash, subject to post-closing adjustments based on CECity's actual (i) net working capital, (ii) cash and cash equivalents and (iii) indebtedness at closing. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s unsecured credit agreement (the "Credit Facility") (see Note 9 - Debt). Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

Acquisition of Healthcare Insights, LLC

On July 31, 2015, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC ("HCI") for $64.3 million in cash, subject to post-closing adjustments based on HCI’s actual (i) indebtedness, (ii) transaction expenses and (iii) net working capital at closing. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the twelve months ended December 31, 2017. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions). Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year).

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
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, PHSI and Premier Supply Chain Improvement, Inc. (“PSCI”). For federal and state income tax purposes, income realized by Premier Healthcare Alliance, L.P. ("Premier LP") is taxable to its partners. As such, the effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income tax at Premier.
Net Income Attributable to Non-Controlling Interest
As of March 31, 2016, we owned an approximate 32% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 68%, and the portion of net income or loss attributable to the 40% non-controlling equity interest in SVS LLC d/b/a S2S Global ("S2S Global") prior to our February 2, 2015 purchase. Our non-controlling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to approximately 68% as of March 31, 2016, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 11 - Redeemable Limited Partners' Capital).
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a Non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items and the effects of non-controlling interests in Premier LP.
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

Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$131,270	44%	$117,959	45%
Other services and support	87,389	29%	70,326	27%
Services	218,659	73%	188,285	72%
Products	80,010	27%	73,438	28%
Net revenue	298,669	100%	261,723	100%
Cost of revenue:
Services	40,685	14%	36,026	14%
Products	71,408	24%	66,789	25%
Cost of revenue	112,093	38%	102,815	39%
Gross profit	186,576	62%	158,908	61%
Operating expenses:
Selling, general and administrative	101,898	34%	86,847	33%
Research and development	1,180	—%	596	—%
Amortization of purchased intangible assets	8,740	3%	2,554	1%
Operating expenses	111,818	37%	89,997	34%
Operating income	74,758	25%	68,911	27%
Other income, net	6,342	2%	5,144	2%
Income before income taxes	81,100	27%	74,055	29%
Income tax expense	9,543	3%	2,026	1%
Net income	71,557	24%	72,029	28%
Net income attributable to non-controlling interest in S2S Global	—	—%	(252)	—%
Net income attributable to non-controlling interest in Premier LP	(56,018)	(19)%	(59,568)	(23)%
Net income attributable to non-controlling interest	(56,018)	(19)%	(59,820)	(23)%
Adjustment of redeemable limited partners' capital to redemption amount	284,409	nm	(387,062)	nm
Net income (loss) attributable to stockholders	$299,948	nm	$(374,853)	nm

Weighted average shares outstanding:
Basic	44,716	nm	37,316	nm
Diluted	145,018	nm	37,316	nm

Earnings (loss) per share attributable to stockholders
Basic	$6.71	nm	$(10.05)	nm
Diluted	$0.43	nm	$(10.05)	nm

Adjusted EBITDA (1)	$119,929	40%	$103,745	40%
Adjusted Fully Distributed Net Income (2)	$63,920	21%	$55,286	21%
Adjusted Fully Distributed Earnings Per Share (3)	$0.44	nm	$0.38	nm
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Net income	$71,557	$72,029
Interest and investment income, net (a)	285	(204)
Income tax expense	9,543	2,026
Depreciation and amortization	13,110	11,538
Amortization of purchased intangible assets	8,740	2,554
EBITDA	103,235	87,943
Stock-based compensation (b)	11,839	7,285
Acquisition related expenses (c)	2,583	2,863
Strategic and financial restructuring expenses (d)	33	2
Adjustment to tax receivable agreement liability (e)	—	1,073
Loss on investment (f)	—	1,000
ERP implementation expenses (g)	1,162	—
Acquisition related adjustment - deferred revenue (h)	1,077	3,563
Other income, net (i)	—	16
Adjusted EBITDA	$119,929	$103,745

Segment Adjusted EBITDA:
Supply Chain Services	$118,704	$101,600
Performance Services	30,771	26,166
Corporate (j)	(29,546)	(24,021)
Adjusted EBITDA	119,929	103,745
Depreciation and amortization	(13,110)	(11,538)
Amortization of purchased intangible assets	(8,740)	(2,554)
Stock-based compensation (b)	(11,839)	(7,285)
Acquisition related expenses (c)	(2,583)	(2,863)
Strategic and financial restructuring expenses (d)	(33)	(2)
Adjustment to tax receivable agreement liability (e)	—	(1,073)
ERP implementation expenses (g)	(1,162)	—
Acquisition related adjustment - deferred revenue (h)	(1,077)	(3,563)
Equity in net income of unconsolidated affiliates	(6,627)	(5,197)
Deferred compensation plan expense	—	(759)
Operating income	74,758	68,911
Equity in net income of unconsolidated affiliates	6,627	5,197
Interest and investment income, net (a)	(285)	204
Loss on investment (f)	—	(1,000)
Other expense, net (i)	—	743
Income before income taxes	$81,100	$74,055

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock based compensation expense and $0.1 million stock purchase plan expense in the three months ended March 31, 2016.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)	Represents adjustment to tax receivable agreements liability due to impact of departed member owners during the three months ended March 31, 2015.

(f)	Represents the loss on investment for the three months ended March 31, 2015.

(g)	Represents implementation and other costs of new enterprise resource planning ("ERP") system.

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

(i)	Represents gains and losses on investments and other assets.

(j)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Net income (loss) attributable to stockholders	$299,948	$(374,853)
Adjustment of redeemable limited partners' capital to redemption amount	(284,409)	387,062
Income tax expense	9,543	2,026
Stock-based compensation (a)	11,839	7,285
Acquisition related expenses (b)	2,583	2,863
Strategic and financial restructuring expenses (c)	33	2
Loss on investment (d)	—	1,000
ERP implementation expenses (e)	1,162	—
Adjustment to tax receivable agreement liability (f)	—	1,073
Acquisition related adjustment - deferred revenue (g)	1,077	3,563
Amortization of purchased intangible assets	8,740	2,554
Net income attributable to non-controlling interest in Premier LP (h)	56,018	59,568
Non-GAAP adjusted fully distributed income before income taxes	106,534	92,143
Income tax expense on fully distributed income before income taxes (i)	42,614	36,857
Non-GAAP Adjusted Fully Distributed Net Income	$63,920	$55,286

(a)	Represents non-cash employee stock based compensation expense and $0.1 million stock purchase plan expense in the three months ended March 31, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(d)	Represents the loss on investment for the three months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreements liability due to impact of departed member owners during the three months ended March 31, 2015.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

40

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share:
Net income (loss) attributable to stockholders	$299,948	$(374,853)
Adjustment of redeemable limited partners' capital to redemption amount	(284,409)	387,062
Income tax expense	9,543	2,026
Stock-based compensation (a)	11,839	7,285
Acquisition related expenses (b)	2,583	2,863
Strategic and financial restructuring expenses (c)	33	2
Loss on investment (d)	—	1,000
ERP implementation expenses (e)	1,162	—
Adjustment to tax receivable agreement liability (f)	—	1,073
Acquisition related adjustment - deferred revenue (g)	1,077	3,563
Amortization of purchased intangible assets	8,740	2,554
Net income attributable to non-controlling interest in Premier LP (h)	56,018	59,568
Non-GAAP adjusted fully distributed income before income taxes	106,534	92,143
Income tax expense on fully distributed income before income taxes (i)	42,614	36,857
Non-GAAP Adjusted Fully Distributed Net Income	$63,920	$55,286

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	44,716	37,316
Potentially dilutive shares	2,465	1,148
Conversion of class B common units	97,837	106,706
Weighted average fully distributed shares outstanding - diluted	145,018	145,170

(a)	Represents non-cash employee stock based compensation expense and $0.1 million stock purchase plan expense in the three months ended March 31, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(d)	Represents the loss on investment for the three months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreements liability due to impact of departed member owners during the three months ended March 31, 2015.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

The following table show the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Three months ended March 31,
	2016	2015

Earnings (loss) per share attributable to stockholders	$6.71	$(10.05)
Adjustment of redeemable limited partners' capital to redemption amount	(6.36)	10.37
Impact of additions:
Income tax expense	0.21	0.05
Stock-based compensation (a)	0.26	0.20
Acquisition related expenses (b)	0.06	0.08
Strategic and financial restructuring expenses (c)	—	—
Loss on investment (d)	—	0.03
ERP implementation expenses (e)	0.03	—
Adjustment to tax receivable agreement liability (f)	—	0.03
Acquisition related adjustment - deferred revenue (g)	0.02	0.10
Amortization of purchased intangible assets	0.20	0.07
Net income attributable to non-controlling interest in Premier LP (h)	1.25	1.60
Impact of corporation taxes (i)	(0.95)	(0.99)
Impact of increased share count (j)	(0.99)	(1.11)
Non-GAAP Adjusted Fully Distributed Earnings per Share	$0.44	$0.38

(a)	Represents non-cash employee stock based compensation expense and $0.1 million stock purchase plan expense in the three months ended March 31, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(d)	Represents the loss on investment for the three months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreements liability due to impact of departed member owners during the three months ended March 31, 2015.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

(j)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the three months ended March 31, 2016 and 2015, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended March 31,
	2016		2015
Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$131,270	44%	$117,959	45%
Other services and support	1,104	—%	740	—%
Services	132,374	44%	118,699	45%
Products	80,010	27%	73,438	28%
Total Supply Chain Services	212,384	71%	192,137	73%
Performance Services	86,285	29%	69,586	27%
Total	$298,669	100%	$261,723	100%
Total net revenue for the three months ended March 31, 2016 was $298.7 million, an increase of $37.0 million, or 14% from $261.7 million for the three months ended March 31, 2015. Our supply chain services net revenue was 71% and 73% of total net revenue for the three months ended March 31, 2016 and 2015, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended March 31, 2016 was $212.4 million, an increase of $20.3 million, or 11%, from $192.1 million for the three months ended March 31, 2015.
Net administrative fees revenue in our supply chain services segment for the three months ended March 31, 2016 was $131.3 million, an increase of $13.3 million, or 11%, from $118.0 million for the three months ended March 31, 2015. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, and continued recruitment and conversion of new members to our contract portfolio. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the three months ended March 31, 2016 was $80.0 million, an increase of $6.6 million, or 9%, from $73.4 million for the three months ended March 31, 2015. Product revenue in our supply chain services segment increased for the three months ended March 31, 2016 due to $3.4 million of increased specialty pharmacy revenue and $3.2 million of increased direct sourcing revenue, as a result of ongoing expansion of member participation in our specialty pharmacy and direct sourcing businesses. The slower pace of growth in the current quarter in our specialty pharmacy business is due to a decline in the dispensing of Hepatitis C specialty pharmaceuticals that contributed significantly to prior-year growth. Excluding the impact of Hepatitis C, product revenues increased approximately 25% in the quarter. However, we expect our direct sourcing and specialty pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Our performance services segment net revenue for the three months ended March 31, 2016 was $86.3 million, an increase of $16.7 million or 24%, from $69.6 million for the three months ended March 31, 2015. The increase was primarily driven by revenues from the Company's CECity and HCI acquisitions of $12.5 million, along with growth in our SaaS-based subscriptions, license revenue, advisory services engagements and performance improvement collaboratives.
We believe that additional growth from our CECity acquisition during the quarter was constrained by the impact of the Centers for Medicare & Medicaid Services (“CMS”) regulatory developments that allowed certain exemptions to CMS’ Meaningful Use reporting requirements. In addition, the market’s continued evolution to more integrated technology solutions has resulted in lengthier implementations for some of our more complex solutions, and has also impacted growth of certain less-integrated, acute focused solutions. Similarly, growth in our advisory services was more limited due to delays and re-scoping of certain large projects during the quarter.

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
Cost of Revenue
The following table summarizes our cost of revenue for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$71,408	24%	$66,789	26%
Services	40,685	14%	36,026	14%
Total cost of revenue	$112,093	38%	$102,815	39%
Cost of revenue by segment:
Supply Chain Services	$72,127	24%	$67,579	26%
Performance Services	39,966	13%	35,236	13%
Total cost of revenue	$112,093	38%	$102,815	39%
Cost of revenue for the three months ended March 31, 2016 was $112.1 million, an increase of $9.3 million, or 9%, from $102.8 million for the three months ended March 31, 2015. Cost of product revenue increased by $4.6 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. Cost of service revenue increased by $4.7 million primarily due to an increase in personnel to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.
Cost of revenue for the supply chain services segment for the three months ended March 31, 2016 was $72.1 million, an increase of $4.5 million, or 7%, from $67.6 million for the three months ended March 31, 2015. The increase is primarily attributable to the growth in the direct sourcing and specialty pharmacy businesses, which have higher associated cost of revenue as compared to group purchasing.
Cost of revenue for the performance services segment for the three months ended March 31, 2016 was $40.0 million, an increase of $4.8 million, or 14%, from $35.2 million for the three months ended March 31, 2015 primarily due to an increase in personnel to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.

Operating Expenses
The following table summarizes our operating expenses for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended March 31,
	2016		2015
	Amount	%of Net Revenue	Amount	%of Net Revenue
Operating expenses:
Selling, general and administrative	$101,898	34%	$86,847	33%
Research and development	1,180	—%	596	—%
Amortization of purchased intangible assets	8,740	3%	2,554	1%
Total operating expenses	$111,818	37%	$89,997	34%
Operating expenses by segment:
Supply Chain Services	$29,850	10%	$29,208	11%
Performance Services	37,816	13%	26,321	10%
Total segment operating expenses	67,666	23%	55,529	21%
Corporate	44,152	15%	34,468	13%
Total operating expenses	$111,818	37%	$89,997	34%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2016 were $101.9 million, an increase of $15.1 million, or 17%, from $86.8 million for the three months ended March 31, 2015 primarily attributable to an increase in stock-based compensation of $4.5 million due to the layering of an additional plan year of stock compensation along with an increase in projected achievement for performance based shares. Also contributing to the increase were increased salaries and benefits of $4.1 million due to the acquisitions of CECity and HCI and ERP system implementation expenses of $1.2 million.
We expect our selling, general and administrative expenses will continue to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.

Research and development expenses for the three months ended March 31, 2016 were $1.2 million, an increase of $0.6 million, from $0.6 million for the three months ended March 31, 2015. Including capitalized labor, total research and development expenditures were $15.1 million for the three months ended March 31, 2016, an increase of $0.4 million from $14.7 million for the three months ended March 31, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets for the three months ended March 31, 2016 was $8.7 million, an increase of $6.1 million, from $2.6 million for the three months ended March 31, 2015. The increase was primarily as a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Corporate
The increase in corporate expenses is primarily attributable to investments in data center co-location and cyber security related expenditures as well as incremental corporate infrastructure, primarily in finance and legal, due to growth and the current year acquisitions.

Other Non-operating Income and Expense

Other Income, Net
Other income, net, for the three months ended March 31, 2016 was $6.3 million, an increase of $1.2 million, or 24%, from $5.1 million for the three months ended March 31, 2015, due primarily to an increase in equity income from Innovatix, an unconsolidated affiliate.

Income Tax Expense
For the three months ended March 31, 2016 and March 31, 2015 the Company recorded tax expense of $9.5 million and $2.0 million, respectively, which equates to an effective tax rate of 11.7% and 2.7%, respectively. The effective tax rate has increased from prior year primarily attributable to the recording of valuation allowances against deferred tax assets at PHSI. The Company’s effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the three months ended March 31, 2016 was $56.0 million, a decrease of $3.6 million, or 6%, from $59.6 million for the three months ended March 31, 2015, primarily as a result of a decrease in non-controlling interest from approximately 70% at December 31, 2015 to approximately 68% at March 31, 2016 as well as a decrease in net income of $0.5 million driven by the related increase in the Company's tax expense due to the increase in Class A common stock ownership and related decrease in member ownership of Class B common units and associated Class B common stock after the February 1, 2016 quarterly exchange.

Non-GAAP Adjusted EBITDA

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$118,704	40%	$101,600	39%
Performance Services	30,771	10%	26,166	10%
Total Segment Adjusted EBITDA	149,475	50%	127,766	49%
Corporate	(29,546)	(10)%	(24,021)	(9)%
Total Adjusted EBITDA	$119,929	40%	$103,745	40%
Adjusted EBITDA for the three months ended March 31, 2016 was $119.9 million, an increase of $16.2 million, or 16%, from $103.7 million for the three months ended March 31, 2015. The increase in Adjusted EBITDA is primarily driven by revenue growth in the supply chain and performance services segments, including contributions from the acquisitions of CECity and HCI.
Segment Adjusted EBITDA for the supply chain services segment of $118.7 million for the three months ended March 31, 2016 reflects an increase of $17.1 million, or 17%, compared to $101.6 million for the three months ended March 31, 2015, primarily as a result of increased net administrative fees revenue.
Segment Adjusted EBITDA for the performance services segment of $30.8 million for the three months ended March 31, 2016 reflects an increase of approximately $4.6 million, or 18%, compared to $26.2 million for the three months ended March 31, 2015, driven by contributions from the acquisitions of CECity and HCI.

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
The following table summarizes our results of operations for the nine months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Nine months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$369,952	43%	$337,157	45%
Other services and support	252,114	29%	199,621	27%
Services	622,066	72%	536,778	72%
Products	239,107	28%	203,698	28%
Net revenue	861,173	100%	740,476	100%
Cost of revenue:
Services	119,301	14%	104,066	14%
Products	214,512	25%	183,302	25%
Cost of revenue	333,813	39%	287,368	39%
Gross profit	527,360	61%	453,108	61%
Operating expenses:
Selling, general and administrative	288,120	33%	243,404	33%
Research and development	2,060	—%	2,385	—%
Amortization of purchased intangible assets	24,058	3%	6,598	1%
Operating expenses	314,238	36%	252,387	34%
Operating income	213,122	25%	200,721	27%
Other income, net	12,940	2%	14,110	2%
Income before income taxes	226,062	26%	214,831	29%
Income tax expense	41,257	5%	12,107	2%
Net income	184,805	21%	202,724	27%
Net income attributable to non-controlling interest in S2S Global	—	—%	(1,836)	—%
Net income attributable to non-controlling interest in Premier LP	(153,735)	(18)%	(170,135)	(23)%
Net income attributable to non-controlling interest	(153,735)	(18)%	(171,971)	(23)%
Adjustment of redeemable limited partners' capital to redemption amount	685,649	nm	(811,969)	nm
Net income (loss) attributable to stockholders	$716,719	nm	$(781,216)	nm

Weighted average shares outstanding:
Basic	41,329	nm	35,066	nm
Diluted	145,558	nm	35,066	nm

Earnings (loss) per share attributable to stockholders:
Basic	$17.34	nm	$(22.28)	nm
Diluted	$1.03	nm	$(22.28)	nm

Adjusted EBITDA (1)	$340,981	40%	$293,071	40%
Adjusted Fully Distributed Net Income (2)	$181,691	21%	$155,181	21%
Adjusted Fully Distributed Earnings Per Share (3)	$1.25	nm	$1.07	nm
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Nine months ended March 31,
	2016	2015
Net income	$184,805	$202,724
Interest and investment income, net (a)	981	(517)
Income tax expense	41,257	12,107
Depreciation and amortization	37,174	33,107
Amortization of purchased intangible assets	24,058	6,598
EBITDA	288,275	254,019
Stock-based compensation (b)	37,093	21,129
Acquisition related expenses (c)	11,699	6,408
Strategic and financial restructuring expenses (d)	268	1,281
Loss on investment (e)	—	1,000
ERP implementation expenses (f)	3,240	—
Adjustment to tax receivable agreement liability (g)	(4,818)	—
Acquisition related adjustment - deferred revenue (h)	5,216	9,224
Other income, net (i)	8	10
Adjusted EBITDA	$340,981	$293,071

Segment Adjusted EBITDA:
Supply Chain Services	$329,642	$290,210
Performance Services	90,158	67,717
Corporate (j)	(78,819)	(64,856)
Adjusted EBITDA	340,981	293,071
Depreciation and amortization	(37,174)	(33,107)
Amortization of purchased intangible assets	(24,058)	(6,598)
Stock-based compensation (b)	(37,093)	(21,129)
Acquisition related expenses (c)	(11,699)	(6,408)
Strategic and financial restructuring expenses (d)	(268)	(1,281)
ERP implementation expenses (f)	(3,240)	—
Adjustment to tax receivable agreement liability (g)	4,818	—
Acquisition related adjustment - deferred revenue (h)	(5,216)	(9,224)
Equity in net income of unconsolidated affiliates	(16,002)	(14,812)
Deferred compensation plan expense	2,073	209
Operating income	213,122	200,721
Equity in net income of unconsolidated affiliates	16,002	14,812
Interest and investment (income) expense, net (a)	(981)	517
Loss on investment (e)	—	(1,000)
Other expense, net (j)	(2,081)	(219)
Income before income taxes	$226,062	$214,831

(a)	Represents interest income, net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock based compensation expense and $0.3 million stock purchase plan expense in the nine months ended March 31, 2016.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(e)	Represents the loss on investment for the nine months ended March 31, 2015.

(f)	Represents implementation and other costs of new ERP system.

(g)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the nine months ended March 31, 2016.

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

(i)	Represents gains and losses on investments and other assets.

(j)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Nine months ended March 31,
	2016	2015
Net income (loss) attributable to stockholders	$716,719	$(781,216)
Adjustment of redeemable limited partners' capital to redemption amount	(685,649)	811,969
Income tax expense	41,257	12,107
Stock-based compensation (a)	37,093	21,129
Acquisition related expenses (b)	11,699	6,408
Strategic and financial restructuring expenses (c)	268	1,281
Loss on investment (d)	—	1,000
ERP implementation expenses (e)	3,240	—
Adjustment to tax receivable agreement liability (f)	(4,818)	—
Acquisition related adjustment - deferred revenue (g)	5,216	9,224
Amortization of purchased intangible assets	24,058	6,598
Net income attributable to non-controlling interest in Premier LP (h)	153,735	170,135
Non-GAAP fully distributed income before income taxes	302,818	258,635
Income tax expense on fully distributed income before income taxes (i)	121,127	103,454
Non-GAAP Adjusted Fully Distributed Net Income	$181,691	$155,181

(a)	Represents non-cash employee stock based compensation expense and $0.3 million stock purchase plan expense in the nine months ended March 31, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents the loss on investment for the nine months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the nine months ended March 31, 2016.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

49

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Nine months ended March 31,
	2016	2015
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share:
Net income (loss) attributable to stockholders	$716,719	$(781,216)
Adjustment of redeemable limited partners' capital to redemption amount	(685,649)	811,969
Income tax expense	41,257	12,107
Stock-based compensation (a)	37,093	21,129
Acquisition related expenses (b)	11,699	6,408
Strategic and financial restructuring expenses (c)	268	1,281
Loss on investment (d)	—	1,000
ERP implementation expenses (e)	3,240	—
Adjustment to tax receivable agreement liability (f)	(4,818)	—
Acquisition related adjustment - deferred revenue (g)	5,216	9,224
Amortization of purchased intangible assets	24,058	6,598
Net income attributable to non-controlling interest in Premier LP (h)	153,735	170,135
Non-GAAP fully distributed income before income taxes	302,818	258,635
Income tax expense on fully distributed income before income taxes (i)	121,127	103,454
Non-GAAP Adjusted Fully Distributed Net Income	$181,691	$155,181

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	41,329	35,066
Potentially dilutive shares	2,172	845
Conversion of class B common units	102,057	109,184
Weighted average fully distributed shares outstanding - diluted	145,558	145,095

(a)	Represents non-cash employee stock based compensation expense and $0.3 million stock purchase plan expense in the nine months ended March 31, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents the loss on investment for the nine months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the nine months ended March 31, 2016.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Nine months ended March 31,
	2016	2015

Earnings (loss) per share attributable to stockholders:	$17.34	$(22.28)
Adjustment of redeemable limited partners' capital to redemption amount	(16.59)	23.16
Impact of additions:
Income tax expense	1.00	0.35
Stock-based compensation (a)	0.90	0.60
Acquisition related expenses (b)	0.28	0.18
Strategic and financial restructuring expenses (c)	0.01	0.04
Loss on investment (d)	—	0.03
ERP implementation expenses (e)	0.08	—
Adjustment to tax receivable agreement liability (f)	(0.12)	—
Acquisition related adjustment - deferred revenue (g)	0.13	0.26
Amortization of purchased intangible assets	0.58	0.19
Net income attributable to non-controlling interest in Premier LP (h)	3.72	4.85
Impact of corporation taxes (i)	(2.93)	(2.95)
Impact of increased share count (j)	(3.15)	(3.36)
Non-GAAP Adjusted Fully Distributed Earnings per Share	$1.25	$1.07

(a)	Represents non-cash employee stock based compensation expense and stock purchase plan expense.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the nine months ended March 31, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering related to the quarterly exchange pursuant to the Exchange Agreement.

(d)	Represents the loss on investment for the nine months ended March 31, 2015.

(e)	Represents implementation and other costs of new ERP system.

(f)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the nine months ended March 31, 2016.

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

(h)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(i)	Reflects income tax expense at an estimated effective income tax rate of 40% of Non-GAAP adjusted fully distributed income before income taxes.

(j)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the nine months ended March 31, 2016 and 2015, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine months ended March 31,
	2016		2015
Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$369,952	43%	$337,157	46%
Other services and support	2,963	—%	1,192	—%
Services	372,915	43%	338,349	46%
Products	239,107	28%	203,698	27%
Total Supply Chain Services	612,022	71%	542,047	73%
Performance Services	249,151	29%	198,429	27%
Total	$861,173	100%	$740,476	100%
Total net revenue for the nine months ended March 31, 2016 was $861.2 million, an increase of $120.7 million, or 16%, from $740.5 million for the nine months ended March 31, 2015. Our supply chain services net revenue was 71% and 73% of total net revenue for the nine months ended March 31, 2016 and 2015, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the nine months ended March 31, 2016 was $612.0 million, an increase of $70.0 million, or 13%, from $542.0 million for the nine months ended March 31, 2015.
Net administrative fees revenue in our supply chain services segment for the nine months ended March 31, 2016 was $370.0 million, an increase of $32.8 million, or 10%, from $337.2 million for the nine months ended March 31, 2015. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members, continuing impact of member conversion to our contract portfolio as well as the continuation of positive utilization trends, although at a normalized level. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the nine months ended March 31, 2016 was $239.1 million, an increase of $35.4 million, or 17%, from $203.7 million for the nine months ended March 31, 2015. Product revenue in our supply chain services segment increased for the nine months ended March 31, 2016 due to $17.4 million of increased specialty pharmacy revenue and $18.0 million of increased direct sourcing revenue, primarily as a result of ongoing expansion of member participation in our specialty pharmacy and direct sourcing businesses. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Our performance services segment net revenue for the nine months ended March 31, 2016 was $249.2 million, an increase of $50.8 million, or 26% from $198.4 million for the nine months ended March 31, 2015. The increase was primarily driven by contributions of $23.0 million from our acquisitions of CECity and HCI which closed during the nine months ended March 31, 2016, growth in our SaaS subscription and license revenue including increased revenue from TheraDoc, Inc. ("TheraDoc") which was lower in the prior year due to purchase accounting, and increased revenues from the Company’s advisory services primarily from population health and applied research.
We believe that additional growth from our CECity acquisition during the quarter ended March 31, 2016 was constrained by the impact of the Centers for Medicare & Medicaid Services (“CMS”) regulatory developments that allowed certain exemptions to CMS’ Meaningful Use reporting requirements. In addition, the market’s continued evolution to more integrated technology solutions has resulted in lengthier implementations for some of our more complex solutions, and has also impacted growth of certain less-integrated, acute focused solutions. Similarly, growth in our advisory services was more limited due to delays and re-scoping of certain large projects during the quarter ended March 31, 2016.

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
Cost of Revenue
The following table summarizes our cost of revenue for the nine months ended March 31, 2016 and 2015, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenue:
Products	$214,512	25%	$183,302	25%
Services	119,301	14%	104,066	14%
Total cost of revenue	$333,813	39%	$287,368	39%
Cost of revenue by segment:
Supply Chain Services	$216,554	25%	$184,860	25%
Performance Services	117,259	14%	102,508	14%
Total cost of revenue	$333,813	39%	$287,368	39%
Cost of revenue for the nine months ended March 31, 2016 was $333.8 million, an increase of $46.4 million, or 16%, from $287.4 million for the nine months ended March 31, 2015. Cost of product revenue increased by $31.2 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue consistent with the increase in product revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. Cost of service revenue increased by $15.2 million primarily due to increased personnel costs to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.
Cost of revenue for the supply chain services segment for the nine months ended March 31, 2016 was $216.6 million, an increase of $31.7 million, or 17%, from $184.9 million for the nine months ended March 31, 2015. The increase is primarily attributable to the growth in the direct sourcing and specialty pharmacy businesses, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the nine months ended March 31, 2016 was $117.3 million, an increase of $14.8 million, or 14%, from $102.5 million for the nine months ended March 31, 2015. The increase is primarily due to increased personnel costs to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.

Operating Expenses
The following table summarizes our operating expenses for the nine months ended March 31, 2016 and 2015, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Nine months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	$288,120	33%	$243,404	33%
Research and development	2,060	—%	2,385	—%
Amortization of purchased intangible assets	24,058	3%	6,598	1%
Total operating expenses	$314,238	36%	$252,387	34%
Operating expenses by segment:
Supply Chain Services	$86,053	10%	$83,759	11%
Performance Services	110,885	13%	77,758	11%
Total segment operating expenses	196,938	23%	161,517	22%
Corporate	117,300	14%	90,870	12%
Total operating expenses	$314,238	36%	$252,387	34%
Selling, General and Administrative
Selling, general and administrative expenses for the nine months ended March 31, 2016 were $288.1 million, an increase of $44.7 million, or 18%, from $243.4 million for the nine months ended March 31, 2015. Stock-based compensation increased by $15.7 million primarily attributable to an additional layer of expense for a new plan year as well as an increase in projected achievement for performance based shares. Also contributing to the increase were increased salaries and benefits expenses of $9.6 million primarily due to the acquisitions of CECity and HCI, acquisition-related expenses of $5.3 million, and ERP system implementation expenses of $3.2 million.
We expect our selling, general and administrative expenses will continue to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.

Research and development expenses for the nine months ended March 31, 2016 were $2.1 million, a decrease of $0.3 million, or 13%, from $2.4 million for the nine months ended March 31, 2015. Including capitalized labor, total research and development expenditures were $44.2 million for the three months ended March 31, 2016, an increase of $1.8 million from $42.4 million for the three months ended March 31, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the nine months ended March 31, 2016 was $24.1 million, an increase of $17.5 million, from $6.6 million for the nine months ended March 31, 2015. The increase was primarily as a result of the additional amortization of purchased intangible assets obtained in our acquisitions of TheraDoc, CECity, HCI and InFlow. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-operating Income and Expense
Other Income, Net
Other income, net, for the nine months ended March 31, 2016 was $12.9 million, a decrease of $1.2 million, or 9%, from $14.1 million for the nine months ended March 31, 2015. The decrease was due primarily to higher deferred compensation plan losses of $1.9 million offset by higher equity earnings from Innovatix, an unconsolidated affiliate, of $1.2 million.

Income Tax Expense
For the nine months ended March 31, 2016 and 2015, the Company recorded tax expense on income before income taxes of $41.3 million and $12.1 million, respectively, which equates to an effective tax rate of 18.3% and 5.6%, respectively. The effective tax rate has increased from prior year due primarily attributable to the recording of valuation allowances against deferred tax assets at PHSI and discrete tax expense at Premier associated with a reduction in the North Carolina state income tax for years 2016 and beyond that was not present in the prior year. The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the nine months ended March 31, 2016 was $153.7 million, a decrease of $18.3 million, or 11%, from $172.0 million for the nine months ended March 31, 2015, primarily as a result of the overall decrease in net income of $17.9 million driven by the related increase in the Company’s tax expense due to the increase in Class A common stock ownership and related decrease in member ownership of Class B common units and associated Class B common stock.

Non-GAAP Adjusted EBITDA

	Nine months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Non-GAAP Adjusted EBITDA by segment:
Supply Chain Services	$329,642	38%	$290,210	39%
Performance Services	90,158	10%	67,717	9%
Total Segment Adjusted EBITDA	419,800	49%	357,927	48%
Corporate	(78,819)	(9)%	(64,856)	(8)%
Total Adjusted EBITDA	$340,981	40%	$293,071	40%
Adjusted EBITDA for the nine months ended March 31, 2016 was $341.0 million, an increase of $47.9 million, or 16%, from $293.1 million for the nine months ended March 31, 2015.
Segment Adjusted EBITDA for the supply chain services segment of $329.6 million for the nine months ended March 31, 2016 reflects an increase of $39.4 million, or 14%, compared to $290.2 million for the nine months ended March 31, 2015, primarily as a result of increased net administrative fees revenue and growth in direct sourcing.
Segment Adjusted EBITDA for the performance services segment of $90.2 million for the nine months ended March 31, 2016 reflects an increase of approximately $22.5 million, or 33%, compared to $67.7 million for the nine months ended March 31, 2015, driven primarily by contributions from the acquisitions of CECity and HCI as well as increased revenues from the Company’s SaaS subscriptions and licenses and advisory services.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies, to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

As of March 31, 2016 and June 30, 2015, we had cash and cash equivalents totaling $238.4 million and $146.5 million respectively, and marketable securities with maturities ranging from three months to five years totaling $66.6 million and $415.4 million, respectively. The decrease in marketable securities of $348.8 million is primarily attributable to funding the acquisitions of CECity and HCI.

As of March 31, 2016, there was $50.0 million outstanding under the Credit Facility. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information.

We expect cash generated from operations and borrowings under our Credit Facility to provide us with liquidity to fund our working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts and our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of cash flows for the nine months ended March 31, 2016 and 2015
A summary of net cash flows follows (in thousands):

	Nine months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$270,937	$255,575
Investing activities	(161,131)	(149,157)
Financing activities	(17,944)	(82,568)
Net increase (decrease) in cash	$91,862	$23,850
Net cash provided by operating activities was $270.9 million for the nine months ended March 31, 2016 compared to $255.6 million for the nine months ended March 31, 2015, with the year-over-year increase of $15.4 million primarily attributable to increased net revenue offset by a $10.0 million net prepayment to a distributor in order to receive additional discounts on product purchases and $8.9 million in additional tax payments during the nine months ended March 31, 2016 in comparison to the nine months ended March 31, 2015, which benefited from the carryover effect of a fiscal year 2014 overpayment.

Net cash used in investing activities was $161.1 million for the nine months ended March 31, 2016, an increase of $12.0 million from $149.2 million for the nine months ended March 31, 2015. Our investing activities for the nine months ended March 31, 2016 primarily consisted of (i) the acquisitions of CECity, HCI and InFlow, net of cash acquired, for a total of $468.6 million, (ii) capital expenditures of $54.7 million for property and equipment and, (iii) purchases of marketable securities of $19.2 million offset by (i) net proceeds from the sale of marketable securities of $367.6 million and (ii) distributions from Innovatix of $17.0 million.

Our investing activities for the nine months ended March 31, 2015 consisted primarily of (i) the acquisitions of Aperek, Inc. and TheraDoc, net of cash acquired, and the purchase of the non-controlling interest in S2S Global, for a total of $170.5 million, (ii) capital expenditures of $51.1 million for property and equipment, and (iii) purchases of marketable securities of $239.8 million partially offset by (i) net proceeds from the sale of marketable securities of $298.8 million and (ii) distributions from Innovatix of $13.9 million.

Net cash used in financing activities was $17.9 million for the nine months ended March 31, 2016 compared to $82.6 million for the nine months ended March 31, 2015. Our financing activities for the nine months ended March 31, 2016 primarily included proceeds from the Credit Facility of $150.0 million partially offset by repayment of $100.0 million on the Credit Facility in November 2015 and February 2016 and net cash payments to Premier LP limited partners of $68.0 million. Our financing activities for the nine months ended March 31, 2015 primarily included net cash payments to Premier LP limited partners of $68.8 million.

Discussion of Non-GAAP Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

Net cash provided by operating activities	$132,101	$101,860	$270,937	$255,575
Purchases of property and equipment	(15,802)	(18,653)	(54,684)	(51,064)
Distributions to limited partners of Premier LP	(22,504)	(23,701)	(67,965)	(68,800)
Non-GAAP Free Cash Flow	$93,795	$59,506	$148,288	$135,711

Free Cash Flow for the three months ended March 31, 2016 was $93.8 million, compared with $59.5 million for the three months ended March 31, 2015. Free Cash Flow increased primarily due to an increase in net cash flows provided by operating activities of $30.2 million due primarily to increased net revenue.

Free Cash Flow for the nine months ended March 31, 2016 was $148.3 million, compared with $135.7 million for the nine months ended March 31, 2015. Free Cash Flow increased primarily due to an increase in net cash flows provided by operating activities of $15.4 million, due primarily to increased net revenue, offset by a net $10.0 million prepayment to a distributor discussed above and an increase of $3.6 million in annual incentive payments that occurred in September 2015.

Contractual Obligations
Notes Payable

At March 31, 2016, we had material commitments of $19.0 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance. See Note 9 - Debt to the accompanying condensed consolidated financial statements.

2014 Credit Facility

On June 24, 2014, we entered into our current Credit Facility. The Credit Facility was amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. At our request, the Credit

Facility may be increased from time to time by up to an additional aggregate amount of $250.0 million, subject to the approval of the lenders providing such increase. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the credit facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.

The Credit Facility permits us to prepay amounts outstanding without premium or penalty, though we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan (as defined in the Credit Facility). Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Loans and 0.125% to 0.75% for Base Rate Loans. At March 31, 2016, the interest rate for six-month Eurodollar Rate Loans was 1.745%. We are required to pay a commitment fee ranging from 0.125% to 0.25% per annum on the actual daily unused amount of commitments under the credit facility. At March 31, 2016, the commitment fee was 0.125%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at March 31, 2016. The credit facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.

Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of March 31, 2016, we had $50.0 million in outstanding borrowings under the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2015 Annual Report. See also, Note 9 - Debt to our accompanying condensed consolidated financial statements contained in this Quarterly Report.

Member-Owner Tax Receivable Agreement

In connection with the Reorganization and IPO, we entered into a tax receivable agreement with each of our member owners pursuant to which we agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such Tax Receivable Agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to our entering into the Tax Receivable Agreements ("TRA"), including tax benefits attributable to payments under the TRA.

The Company has tax receivable agreement liabilities of $289.3 million and $235.9 million as of March 31, 2016, and June 30, 2015, respectively, which represents 85% of the tax savings the Company expects to receive in connection with the Section 754 election. The increase of $53.4 million in these liabilities from March 31, 2015 to March 31, 2016 is comprised of a $70.4 million increase for quarterly member owner exchanges, a decrease of $4.8 million in connection with revaluing the deferred tax and TRA liabilities in connection with the North Carolina state income tax rate reduction for 2016 and beyond and a decrease of $12.2 million in connection with departed member owners.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Management’s quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of CECity, HCI or InFlow which were acquired during the nine months ended March 31, 2016 and are included in our condensed consolidated financial statements as of March 31, 2016 and for the period from their respective acquisition dates through March 31, 2016. The assets of CECity, HCI and InFlow represented approximately 22%, 4% and 1%, respectively, of our total assets as of March 31, 2016. CECity represented approximately 2.0%, and HCI and InFlow represented less than 1%, of our net revenue for the nine months ended March 31, 2016.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing a new comprehensive enterprise resource planning ("ERP") system. During the three months ended March 31, 2016, we completed the implementation of certain ERP modules including human resources, payroll and expense reimbursement. In connection with the implementation of these components of the overall ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. We will continue to implement additional ERP modules including core general ledger and related financial reporting components in a phased approach.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of certain ERP modules and will require testing for effectiveness, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We participate in businesses that are subject to substantial litigation. We are, from time to time, involved in litigation, arising in the ordinary course of business or otherwise, which may include claims relating to commercial, product liability, employment, antitrust, intellectual property, regulatory, or other matters. If current or future government regulations, specifically those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties and other material limitations on our business.

We have been named as a defendant in several lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. We may be subjected to similar actions in the future, and no assurance can be given that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.

Additional information relating to certain legal proceedings in which we are involved is included in Note 17 - Commitments and Contingencies, to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.

Item 1A. Risk Factors
During the quarter ended March 31, 2016, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2015 Annual Report.

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

PREMIER, INC.

Date: May 10, 2016	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Furnished herewith.

