Form 10-K
period 2016-06-30
Premier, Inc.
filed 2016-08-26
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year ended June 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No   ☒

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,537.3 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 19, 2016, there were 47,394,515 shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding and 94,809,069 shares of the Registrant’s Class B common stock, par value $0.000001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be held on or about December 2, 2016 are incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

EXPLANATORY NOTE
This report represents the annual report for the fiscal year ended June 30, 2016 for Premier, Inc. (this "Annual Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity except in connection with the IPO. Premier, Inc.'s sole asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership, which historically conducted the group purchasing portion of our supply chain services business. Unless the context suggests otherwise, references in this Annual Report to "Premier," the "Company," "we," "us" and "our" refer (1) prior to the IPO and related transactions, to PHSI (as defined herein) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Premier, Inc. and its consolidated subsidiaries.
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
Throughout this Annual Report, references to (1) "members" refer collectively to our past, present and future customers and (2) "member owners" refer collectively to our past, present and future members, who have owned, or who currently own, limited partnership interests in Premier LP and/or common stock of PHSI, and, as the context relates to the completion of the Reorganization and the IPO, as described in Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements of this Annual Report, beneficially own shares of Premier, Inc. Class B common stock, (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units") after giving effect to the Reorganization, provided, that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Annual Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;

•	the terminability of member participation in our group purchasing organization ("GPO") programs with limited or no notice;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•	any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market;

•	our ability to maintain and expand our existing base of drugs in our specialty pharmacy;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	our indebtedness and our ability to obtain additional financing on favorable terms;

•	fluctuation of our cash flows, quarterly revenues and results of operations;

•	changes in the political, economic or regulatory healthcare environment;

•	our compliance with complex federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our specialty pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules;

•	the terms of agreements between us and our member owners;

•	payments made under the tax receivable agreements to Premier LP's limited partners and our ability to realize the expected tax benefits related to the acquisition of Class B common units;

•	changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

•
provisions in our certificate of incorporation and bylaws and the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement") and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	failure to maintain an effective system of internal controls;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our intention not to pay cash dividends on our Class A common stock;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

•	the risk factors discussed under the heading "Risk Factors" in Item 1A herein.
More information on potential factors that could affect our financial results is included from time to time in the "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Annual Report and our other periodic and current filings made from time to time with the Securities and Exchange Commission ("SEC"), which are available on our website at http://investors.premierinc.com/. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Premier,” “PremierConnect,” “PremierPro,” “Premier REACH,” “Commcare,” “ProviderSelect MD” and “QUEST,” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
Our Company
Premier, Inc., incorporated in Delaware on May 14, 2013, is primarily owned by hospitals, health systems and other healthcare organizations (such owners are referred to herein as member owners) located in the United States, as well as public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of approximately 3,750 U.S. hospitals and more than 130,000 other providers to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and advisory and other services, Premier enables better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2016, we were controlled by 171 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations. Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations, and we continually seek to add new members that are at the forefront of innovation in the healthcare industry. Our Class A common stock is generally held by the public, and our Class B common stock is held by the limited partners of Premier LP, referred to as our member owners.
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
We seek to address challenges facing healthcare delivery organizations through our comprehensive suite of solutions that we believe:

•	improve the efficiency and effectiveness of the healthcare supply chain;

•	deliver improvement in cost and quality;

•	innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations; and

•	utilize data and analytics to drive increased connectivity, and clinical, financial and operational improvement.
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

Industry Overview
According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large component of the U.S. economy expected to grow by an average of 5.8% per year for the period 2015-2025, reaching 20.1% of gross domestic product, or GDP, by 2025. According to data from the 2014 American Hospital Association's Annual Survey, published in the 2016 edition of the AHA Hospital Statistics™, there were approximately 5,000 U.S. community hospitals with approximately 786,900 staffed beds in the United States. Of these acute care facilities, approximately 3,200 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. According to the May 2016 edition of IMS Health’s Healthcare Market Index, in addition to U.S. hospitals, there were approximately 520,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities creating integrated delivery networks.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be approximately $1.1 trillion, or approximately 32% of total healthcare expenditures, in 2016. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent between 20% and 30% of a hospital's budget according to Booz & Company. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies and pharmaceuticals, appropriate resource utilization and increased operational efficiency.
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
Healthcare Performance Services Industry
Legislative reform, unsustainable cost trends, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. In 2015, the Department of Health and Human Services (HHS) announced its goals for aligning future Medicare payments with quality and value, including tying 85 and 90 percent of Medicare fee-for-service payments to performance in 2016 and 2018, respectively, and shifting up to 50 percent of Medicare fee-for-service payments to alternative payment models, such as accountable care organizations (ACOs) or bundled payment arrangements by the end of 2018. In order to meet these goals, health systems will need to continually monitor performance and manage costs, while maintaining high levels of quality and testing new care delivery models. In response to this changing environment, we expect the markets for performance services and solutions in the areas of cost management, quality and safety and population health management to grow significantly.
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
Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us with a window into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. At June 30, 2016, our members included approximately 3,750 U.S. hospitals and more than 130,000 other providers. Approximately 390 individuals, representing approximately 165 of our U.S. hospital members, sit on 23 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, ten senior executives from our U.S. hospital member owner systems currently serve on our board of directors. Other than GNYHA Purchasing Alliance, LLC and its member organizations, which accounted for 9%, 9% and 8% of our net revenue in the fiscal years ended June 30, 2016, 2015 and 2014, respectively, no individual member or member owner systems accounted for more than 5% of our net revenue in such periods. Total GPO purchasing volume by all members participating in our GPO was approximately $48 billion and $44 billion for the calendar years 2015 and 2014, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the supply chain services segment and renewal rates for our SaaS informatics products subscriptions in the performance services segment for the fiscal years shown:

	Year Ended June 30,
	2016	2015	2014	3 Year Average
GPO retention rate (a)	97%	99%	99%	98%
SaaS institutional renewal rate (b)	92%	94%	94%	93%

(a)
The retention rate is calculated based upon the aggregate purchasing volume among all members participating in our GPO for such fiscal year less the annualized GPO purchasing volume for departed members for such fiscal year, divided by the aggregate purchasing volume among all members participating in our GPO for such fiscal year.

(b)
The renewal rate is calculated based upon the total number of members that have SaaS revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS revenue in the same period of the prior year.

Our Business Segments
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services, as addressed in Note 23 - Segments to the audited consolidated financial statements of the Annual Report. We have no significant foreign operations or revenues.
Supply Chain Services
Our supply chain services segment assists our members in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites, specialty pharmacy offerings and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® collaborative. Our supply chain services segment consists of the following products and solutions:
Group Purchasing.    Our national portfolio of approximately 2,200 contracts with approximately 1,200 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
Our contract portfolio is designed to offer our healthcare provider members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members' specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts we negotiate and execute the contracts on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by the particular member with assistance from our field force. Since there are no specific fulfillment requirements needed in our single and multi-source contracts in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a health system.
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
Our GPO programs target multiple markets, including acute care and alternate site settings. Our alternate site program, one of the largest in the United States with approximately 130,000 members as of June 30, 2016, includes the following:
Continuum of Care.    Alternate sites served by our Continuum of Care GPO program include long-term care and senior living, ambulatory care, first responders and emergency medical services, home health, imaging centers and surgery centers. Our Continuum of Care GPO members have access to nearly all of our GPO supplier contracts, including medical and surgical products, pharmaceuticals, laboratory supplies, facilities and construction, capital equipment, information technology, food and nutritional products and purchased services, as well as additional GPO supplier contracts accessed through our 50% ownership interest in Innovatix, LLC, one of the nation's largest alternate site GPOs.
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
Specialty Pharmacy.    Through our specialty pharmacy business, we developed a complete service offering for our members to improve access to medication and to better manage patient therapy for chronically-ill patients with specialty drug needs and genetic disorders. Our specialty pharmacy business provides traditional pharmacy dispensing services (i.e., retail and mail order), as well as “specialty pharmacy” services, which fully integrate the administrative coordination, patient care management, and data management reporting functions that ultimately service the needs of patients, providers, payers, and pharmaceutical manufacturers. The business was specifically designed to serve as a scaled solution for our members and to provide a specialty pharmacy “care hub” to meet the unique specialty pharmacy needs of health systems across the continuum of care. We provide robust clinical management programs that are targeted toward those disease states where best-in-class care pathways and interventions by clinically-trained pharmacists are essential for patient adherence and compliance. Our “care hub” capabilities enable members to more effectively care for complex patient populations, improve clinical quality and safety, and harness otherwise unavailable clinical data.
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
Managed Services.   Our managed services line of business is a fee for service model created to perform supply chain related services for members. Through a partnership with a national pharmacy benefit manager, we provide contract negotiation and administration, claims data and rebate processing and evaluation of current pharmacy formulary and utilization.
SaaS Informatics Products.   Members of our GPO have access to certain components of our PremierConnect Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below.

ASCEND® Collaborative. Our ASCEND® Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the collaborative. Through our ASCEND® Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2016, approximately 780 U.S. hospital members, which represent approximately 111,000 hospital beds, participated in our ASCEND® Collaborative. These hospital member participants have identified approximately $300 million in additional savings as compared to their U.S. hospital peers not participating in ASCEND® since its inception in 2009. For calendar year 2015, these member participants had approximately $14.6 billion in annual supply chain purchasing spend.
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
PremierConnect®:
We have created a world-class integrated technology platform for continuous performance improvement called PremierConnect®. This platform allows members to analyze performance using established data standards, benchmarking, interactive dashboards and custom report services. This portfolio of performance improvement solutions is comprised of the following domains:
PremierConnect Quality & Regulatory. The PremierConnect Quality & Regulatory domain enables health systems and providers to identify and target high-value quality improvement areas that drive greater clinical effectiveness and efficiency across the continuum of care. This solution provides clinical benchmarking, population analyses and predictive analytics to help hospitals and physician practices be successful in the transition to value-based care.
PremierConnect Safety. The PremierConnect Safety domain enables health systems and providers to improve patient safety, including ongoing infection prevention, antimicrobial stewardship, reduction of hospital-acquired conditions and real-time clinical surveillance used to drive faster, more informed decisions.
PremierConnect Supply Chain & ERP. The PremierConnect Supply Chain domain enables health systems and providers to lower supply chain costs through leading supply chain management analytics, evidence-based purchasing, and innovative enterprise resource planning ("ERP") workflow that drives efficiency and effectiveness throughout the entire procurement life cycle. This healthcare-only ERP solution also extends into accounts payable, general ledger and financial reporting.
PremierConnect Operations. The PremierConnect Operations domain enables health systems and providers to optimize labor management with integrated financial reporting and budgeting across the continuum of care. These applications integrate benchmarking and productivity data from acute, outpatient and ambulatory settings.
PremierConnect Population Health. The PremierConnect Population Health domain enables health systems and providers to transition to optimal resource and risk management through actionable business intelligence utilizing analytics that provide population and provider insights from measuring and benchmarking acute and ambulatory clinical performance.
PremierConnect® Enterprise. The PremierConnect Enterprise domain enables health systems and providers to leverage integrated analytics across all of Premier's subject matter expertise. This solution includes integrating a member's custom data into a hosted and integrated data warehouse and analytics platform. This solution provides data acquisition, management and governance capabilities for health systems and extends this capability to research and life sciences.
Advisory Services:
Our advisory services, provided through Premier Performance Partners, seek to drive change and improvement in cost reduction, quality of care and patient safety, and prepare our members to succeed in a population health environment. We use an income statement method to address every area affecting the member's bottom line, finding opportunities in both revenue enhancement and expense management. Premier Performance Partners offers expertise and capabilities in the following areas: care coordination and physician engagement, clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items (PPI), reform readiness assessment, clinical integrated and population health operations and analytics, purchased services assessment, revenue cycle management and recovery audit contractor (RAC) readiness, service line improvement, strategic and business planning and supply chain transformation.
We provide a data-driven approach and expertise to deliver targeted results in reducing costs, increasing margin and improving quality. Using various specialists and advisors, we provide wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using our informatics tools and applications, these clinical performance partners mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts lasting from less than a year to five years in duration.
Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST® Collaborative (QUEST®), we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. QUEST® builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to hospitals for high quality in several clinical areas and reported quality data on its website. The collaborative currently targets improvements in seven domains, including evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate hospital use and community health. As of June 30, 2016, QUEST® had approximately 350 participating U.S. hospitals working together and utilizing our SaaS informatics products to develop highly standardized quality, safety and cost metrics. QUEST® seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists today. We believe that our members who participate in QUEST® are better prepared to deal with healthcare reform requirements and, by improving in the seven domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
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
The Population Health Management Collaboratives. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value based case and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2016, we had 67 health systems and Clinically Integrated Networks, comprised of over 445 hospitals in 33 states participating in our PHM Collaborative.
Partnership for Patients Collaborative. We participated in the CMS-established Partnership for Patients initiative, a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form Partnership for Patients to decrease preventable hospital-acquired conditions and readmissions. Our Hospital Engagement Network (HEN) serves as a mobile classroom with Clinical Improvement Advisors (CIAs). In September 2015, CMS renewed the Partnership for Patients initiative.
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
Pricing and Contracts
We generate revenue from our supply chain services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs and through product sales in connection with our specialty pharmacy and direct sourcing activities. Our performance services segment has three main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives and (iii) professional fees for our advisory services.
Supply Chain Services
In connection with the Reorganization and IPO, our member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and the IPO. Pursuant to the terms of its GPO participation agreement, each of these member owners generally receives revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. In addition, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fees revenue for the year ended June 30, 2016, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with their Premier GPO Agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Subject to certain termination rights, these GPO participation agreements are for an initial five-year term, although our two largest regional GPO member owners have entered into agreements with seven-year terms. The terms of the GPO participation agreements vary as a result of provisions in our existing arrangements with member owners that conflict with the terms of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements with certain terms that vary from the standard form, which were approved by the member agreement review committee of our board of directors, based upon regulatory constraints, pending merger and acquisition activity or other exigent circumstances affecting those member owners. Certain non-owner members operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the current GPO participation agreements.
In our specialty pharmacy, we earn revenue from product sales and other services. Revenues are earned through traditional pharmacy dispensing services (i.e., retail and mail order), as well as “specialty pharmacy” services, including 340B drug pricing program dispensing services, administrative coordination, patient care management and data management reporting functions. Our specialty pharmacy contracts generally range from one to three years in length and, except for exclusive networks, there are generally no guaranteed sales associated with a payer network contract.
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
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from group-sponsored insurance programs.

SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 90 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.
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
Sales
We conduct sales through our embedded field force, our dedicated national sales team and our Premier Performance Partners advisors, collectively comprised of approximately 620 employees as of June 30, 2016.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2016, our field force was deployed to seven geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.
Our sales team provides national sales coverage for establishing initial member relationships and works with our field force to increase sales to existing members. Our regional sales teams are aligned with the seven regions in our field force model.
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
Research and Development
Our research and development, or R&D, expenditures primarily consist of our strategic investment in internally developed software to further our initiatives, and new product development in the areas of cost management, quality and safety and population health management. We have also made significant investments in our SaaS informatics product offerings. We expensed $2.9 million, $2.9 million and $3.4 million for R&D activities for fiscal years 2016, 2015 and 2014, respectively, and capitalized software development costs of $61.0 million, $57.9 million and $41.1 million for fiscal years 2016, 2015 and 2014, respectively. We experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.

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
The primary competitors to our supply chain services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Intalere Inc., Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs in this segment. Our specialty pharmacy competes with Caremark Inc. (owned by CVS Caremark Corporation), Curascript, Inc./Accredo (owned by Express Scripts Holding Co.), Diplomat Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
The competitors in our performance services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Caradigm USA LLC, Cerner Corporation, Epic Systems Corporation, IBM Corporation, Infor, Inc., McKesson Corporation and Oracle Corporation, and (ii) consulting and outsourcing firms such as The Advisory Board Company, Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc. and Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.).
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
Government Regulation
General
The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in laws and regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.
We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A, Risk Factors” for a more detailed discussion.
Affordable Care Act
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Because implementation of many provisions of the Affordable Care Act remains unsettled, we do not know what effect the federal Affordable Care Act or state law proposals may have on our business.
Civil and Criminal Fraud and Abuse Laws
We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and broadly-worded, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. These laws and regulations include:
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
False Claims Act. Our business in general, and our specialty pharmacy in particular, is also subject to numerous federal and state laws that forbid the submission or "causing the submission" of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. A claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
Privacy and Security Laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as "protected health information." The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. In addition to establishing these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.

Our specialty pharmacy, our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." From time to time, as part of our specialty pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a "business associate" of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA require us to enter into "business associate agreements" with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

(i)	as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,

(ii)	that we will implement reasonable administrative, organizational, physical and technical safeguards to protect such information from misuse,

(iii)	that we will enter into similar agreements with our agents and subcontractors that have access to the information,

(iv)	that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information, and

(v)	that we will assist the covered entity with certain of its duties under HIPAA.
With the enactment of the Health Information Technology for Economic and Clinical Health, or HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. In 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expanded the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS.
Transaction Requirements. HIPAA also mandates format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets and changing the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. All healthcare providers are required to comply with Version 5010 and use the ICD-10 code sets. We are actively working to make the proper modifications in preparation for the upcoming release of new ICD-10 code sets on October 1, 2016.
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

Antitrust Laws
The Sherman Antitrust Act and related federal and state antitrust laws are complex laws that prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, first issued in 1993, or the Healthcare Statements, the DOJ and the Federal Trade Commission, or FTC, set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers. Under this antitrust safety zone, the DOJ and FTC will not challenge, except in extraordinary circumstances, joint purchasing arrangements among healthcare providers that meet two basic conditions: (i) the purchases made by the healthcare providers account for less than 35% of the total sales of the purchased product or service in the relevant market; and (ii) the cost of the products and services purchased jointly account for less than 20% of the total revenues from all products and services sold by each competing participant in the joint purchasing arrangement.
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
Congress, the DOJ, the FTC, the U.S. Senate or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental factors or alleging violations based solely on concerns of individual private parties.
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
Compliance Department
We have developed a compliance program that is designed to monitor that our operations are conducted in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with a compliance education that has been developed to communicate our code of conduct, standards of conduct, and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a third party toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics and Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.

Employees
As of June 30, 2016, we employed approximately 2,100 persons, approximately 47% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy the documents that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain further information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also inspect these reports and other information without charge at a website maintained by the SEC. The address of this site is https://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.
We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), Instagram (https://instagram.com/premierha), Foursquare (https://foursquare.com/premierha) and Premier’s blog (https://www.actionforbetterhealthcare.com).
Except as specifically indicated otherwise, the information available on our website, the SEC's website and the social media outlets identified above, is not and shall not be deemed a part of this Annual Report.

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. Before making an investment in our Class A common stock or other securities we may have outstanding from time to time, you should carefully consider the following risks, as well as the other information contained in this annual report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, an investment in our Class A common stock or other securities we may have outstanding from time to time could decline, and you may lose part or all of the value of your investment. This section does not describe all risks that are or may become applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. Some statements in this annual report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” More detailed information concerning other risks or uncertainties we face, as well as the risk factors described below, is contained in other sections of this annual report.
Risks Related to Our Business
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition.” The primary competitors for our supply chain services segment are other large GPOs, including in certain cases GPOs owned by healthcare providers. Our specialty pharmacy competes both with large national pharmacies and smaller local specialty pharmacies. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our performance services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities, and includes information technology providers and consulting and outsourcing firms.
With respect to our products and services in both segments, we compete on the basis of several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater name recognition, have larger member bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our members.
We also compete on the basis of price in both of our segments. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement and financial stress experienced by our members. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. In this competitive environment, we cannot be certain that we will be able to retain our current members or expand our member base. If we do not retain current members or expand our member base, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare services industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
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
We may experience significant delays in recognizing revenue or increasing revenue if the sales cycle or implementation period with potential new members takes longer than anticipated.
A key element of our strategy is to market the various products and services in our supply chain services and performance services segments directly to healthcare providers, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing members. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our anticipated financial benefits from sales of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations.
Member participation in our GPO programs may be terminated with limited or no notice and without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
In connection with the Reorganization, we entered into new GPO participation agreements with all of our member owners existing immediately prior to the completion of the Reorganization. These GPO participation agreements are generally terminable at any time by either party, upon one year’s prior written notice, in addition to being terminable for cause. Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services. In addition, members may seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans or economic conditions in general. When contracts are reduced, canceled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
The markets for our non-GPO services and products may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
The market for products and services in our non-GPO lines of business is narrowly based, and our success will depend to a substantial extent on the willingness of existing and potential new members to increase their use of our SaaS informatics products. Many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services. Furthermore, some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would significantly adversely affect our business, financial condition and results of operations.
Our members are highly dependent on payments from third-party healthcare payers, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and consequently our business.
Our members derive a substantial portion of their revenue from third-party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members purchase or otherwise obtain through us is available to our members from governmental health programs, private health insurers, managed care plans and other third-party payers. These third-party payers are increasingly using their enhanced bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members’ ability to obtain adequate reimbursement for our products and services. If third-party payers do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.

In addition, government actions could limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers and increase emphasis on competitive bidding programs that could have an adverse impact on our members and, in turn, on our business, financial condition and results of operations.
We rely on the administrative fees we receive from our GPO suppliers, and the failure to maintain contracts with these GPO suppliers could have a generally negative effect on our relationships with our members and could adversely affect our business, financial condition and results of operations.
Historically, we have derived a substantial amount of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers which provide products and services to our members at reduced costs and which pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days’ notice. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees pursuant to our arrangement with that supplier, which could adversely affect our business, financial condition and results of operations. In addition, if we lose a relationship with a GPO supplier we may not be able to negotiate similar arrangements for our members with other suppliers on the same terms and conditions or at all, which could damage our reputation with our members and adversely impact our ability to maintain our member agreements or expand our membership base and could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to maintain our relationships with third-party providers or maintain or enter into new strategic alliances, we may be unable to grow our current base business.
Our business strategy includes entering into and maintaining strategic alliances and affiliations with leading service providers and other GPOs. These companies may pursue relationships with our competitors, develop or acquire products and services that compete with our products and services, experience financial difficulties, be acquired by one of our competitors or other third party or exit the healthcare industry, any of which may adversely affect our relationship with them. In addition, in many cases, these companies may terminate their relationships with us for any reason with limited or no notice. If existing relationships with third-party providers or strategic alliances are adversely impacted or are terminated or we are unable to enter into relationships with leading healthcare service providers and other GPOs, we may be unable to maintain or increase our industry presence or effectively execute our business strategy.
If we are not able to timely offer new and innovative products and services, we may not remain competitive and our revenue and results of operations may suffer.
Our success depends on providing products and services within our supply chain services and performance services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high quality products and services that members and potential new members will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity or are not effectively brought to market we may lose existing members and be unable to obtain new members and our results of operations may suffer.
We derive a significant portion of our revenues from our largest members, some of which are also GPOs that serve our members.
Our top five members, all of which are participants in our group purchasing programs, comprised approximately 18% of our consolidated net revenues for the year ended June 30, 2016. Our largest member, GNYHA Purchasing Alliance, LLC and its member organizations, comprised approximately 9% of our consolidated net revenues for the same period. The sudden loss of any significant member or a number of smaller members that are participants in our group purchasing programs could materially and adversely affect our operating results. In addition, certain of our significant members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our supply chain services segment and materially and adversely affect our operating results.
Acquisitions could result in operating difficulties, dilution and other adverse consequences.
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms, and acquired assets or businesses may not be successfully integrated into our operations. Any of these acquisitions will involve the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities of an acquired company, some of which may not become known until after the acquisition;

•	an acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such entity into compliance;

•	an acquired company's general information technology controls may not be sufficient to prevent unauthorized access or transactions, cyber-attacks or other data security breaches;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core businesses;

•	encountering difficulties in identifying and acquiring products, technologies, or businesses that will help us execute our business strategy;

•	entering new markets in which we have little to no experience;

•	impairing relationships with employees, members, and strategic partners;

•	failing to implement or remediate controls, procedures and policies appropriate for a public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies;

•	the amortization of purchased intangible assets;

•	incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to the failure of certain acquisitions to realize expected benefits; and

•	diluting the share value and voting power of existing stockholders.
Anticipated benefits of our previous and future acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill and other intangible assets, any of which could harm our results of operations and financial condition. In addition, expenses associated with potential acquisitions, including, among others, due diligence costs, legal, accounting, technology and financial advisory fees, travel and internal resources utilization, can be significant. These expenses may be incurred regardless of whether any potential acquisition is completed. In instances where acquisitions are not ultimately completed, these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.
Our business and growth strategy also includes non-controlling investments in other businesses. In the event these investments do not perform as well as expected, we could experience the loss of some or all of the value of our investment which loss could adversely impact our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. To the extent we invest in a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment. Occasionally, current and future investments are, and will be, made on a non-controlling basis, in which case we have limited ability to influence the financial or business operations of the companies in which we invest. If our investment loses value, we may be required to write down or write off our investment, or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items and not have a material impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock.

We are subject to litigation from time to time, which could have a material adverse effect on our business, financial condition and results of operations.
We participate in businesses that are subject to substantial litigation. We are from time to time involved in litigation, which may include claims relating to commercial, product liability, personal injury, employment, antitrust, intellectual property or other regulatory matters. Additionally, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and other material limitations on our business.
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
We may become subject to additional litigation in the future. Some of these claims may result in significant defense costs or may compel us to pay significant fines, judgments or settlements, which, if uninsured, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, certain litigation matters could adversely impact our commercial reputation, which is critical for attracting and retaining suppliers and member participation in our GPO programs.
We rely on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand, our business and our financial performance.
Our ability to deliver our performance services segment products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone, facsimile and pager systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We are also currently in the process of migrating some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, and other natural disasters;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches and computer viruses and similar disruptive problems; and

•	other potential interruptions.
Any disruption in the network access, telecommunications or co-location services provided by our third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and financial performance and could expose us to third-party liabilities, some of which may not be adequately insured.
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
Moreover, our internal data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we are currently in the process of migrating some of our data center operations to third-party data-hosting facilities. Data center facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
If our security measures are breached or fail and unauthorized access to a member’s data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur significant liabilities.
Our services involve the web-based storage and transmission of members’ proprietary information and protected health information of patients. From time to time we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and efforts to prevent future occurrences.
We rely upon our members as users of our system for key activities to promote security of the system and the data within it. On occasion, our members have failed to perform these activities. Failure of members to perform these activities may result in claims against us that could expose us to significant expense and harm our reputation. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. Any breach of our security could have a material adverse effect on our business, financial condition and results of operations.
Additionally, we require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive. If our members do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain or are based upon such data and may prevent use of such data. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our business, financial condition and results of operations.
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.
 We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.
 The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential members. In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our members or other third parties could expose us, our members or other affected third parties to a risk of loss or misuse of this information, result in litigation, governmental inquiry and potential liability for us, damage our brand and reputation or otherwise harm our business. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party data management providers whose possible security problems and security vulnerabilities are beyond our control.
Any restrictions on our use of, or ability to license, data or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
We depend upon licenses from third parties, most of which are non-exclusive, for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We also obtain a portion of the data that we use from government entities and public records and from our members for specific member engagements. We cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, if our members revoke their consent for us to maintain, use, de-identify and share their data, our data assets could be degraded.
In the future, data providers could withdraw their data from us or restrict our usage due to competitive reasons or because of new legislation or judicial interpretations restricting use of the data currently used in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our members would be materially and adversely impacted, resulting in a material adverse effect on our business, financial condition and results of operations.
We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
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
The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations or litigation regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours. If an author or other party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations and could be subject to significant damages.
Changes in industry pricing benchmarks could materially impact our financial performance.
Contracts in the prescription drug industry, including our contracts with our specialty pharmacy members, generally use “average wholesale price,” or AWP, which is published by a third party, as a benchmark to establish pricing for prescription drugs.

Various federal and state government agencies and prosecutors, as well as legislators and private litigants, have challenged the use of AWP for prescription drug reimbursement, as well as the manner by which AWP is calculated. Thus, some publishers have ceased providing AWP information, and the uncertainty related to continued AWP industry pricing benchmarks and the lack of reliable alternate pricing sources could have a material adverse effect on our business, financial condition and results of operations in future periods.
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
Our specialty pharmacy focuses on complex and high-cost medications that serve a relatively small patient population. Accordingly, our future growth relies in part on maintaining and expanding our base of drugs or penetration in certain treatment categories. Sales volumes at our specialty pharmacy could also be negatively impacted due to increases in the safety risk profiles or manufacturing issues of specific drugs, product withdrawals by manufacturers or transitions to over-the-counter products. Any loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
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
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in China. Operations at these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, an earthquake, hurricane, flood, tsunami or other natural disaster or significant labor strikes, work stoppages or political unrest. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, including facilities located in China, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
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
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel, including our executive officers and other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.
Failure to protect our intellectual property and claims against our use of the intellectual property of third parties could cause us to incur unanticipated expense and prevent us from providing our products and services, which could adversely affect our business, financial condition and results of operations.
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual and confidentiality protections and internal policies applicable to employees, contractors, members and business partners. These protections may not be adequate, however, and we cannot assure you that they will prevent misappropriation of our intellectual property. In addition, parties that gain access to our intellectual property might fail to comply with the terms of our agreements and policies and we may not be able to enforce our rights adequately against these parties. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially and adversely affect any competitive advantage we may have over such competitor. The process of enforcing our intellectual property rights through legal proceedings would likely be burdensome and expensive and our ultimate success cannot be assured. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.
In addition, we could be subject to claims of intellectual property infringement, misappropriation or other intellectual property violations as our applications’ functionalities overlap with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property used in the conduct of our business. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Such claims also might require indemnification of our members at significant expense.
A number of our contracts with our members contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.
Our exposure to risks associated with the protection and use of intellectual property may be increased as a result of acquisitions, as we have limited visibility into the development process of acquired entities or businesses with respect to their technology or the care taken by acquired entities or businesses to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition thereof.
If we are required to collect sales and use taxes on the products and services we sell in certain jurisdictions or online, we may be subject to tax liability for past sales, future sales may decrease and our financial condition may be materially and adversely affected.
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

We may need to obtain additional financing which may not be available or may be on unfavorable terms and result in dilution to, or a diminution of the rights of, our then-existing stockholders and cause a decrease in the price of our Class A common stock.
We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships;

•	respond to competitive pressures; and

•	acquire complementary businesses, assets, technologies, products or services.
Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders. The issuance of these securities may cause downward pressures on the trading price of our Class A common stock.
Our indebtedness could adversely affect our business and our liquidity position.
We have a five-year $750 million unsecured revolving credit facility, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $250 million on terms and conditions mutually acceptable to the parties. As of June 30, 2016, we had no amounts outstanding under this credit facility.
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

•	limit our flexibility to execute our business strategy and plan for and react to changes in our business and the healthcare industry;

•	place us at a competitive disadvantage relative to some of our competitors that have less debt than us;

•	limit our ability to pursue acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.
Our unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the credit facility includes cross-default provisions and requires us to meet specified financial ratios and tests. In addition, any debt securities we may issue in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.
Our quarterly revenues and results of operations have fluctuated in the past and may continue to fluctuate in the future.
Fluctuations in our quarterly results of operations may be due to a number of factors, some of which are not within our control, including:

•	our ability to offer new and innovative products and services;

•	regulatory changes, including changes in healthcare laws;

•	unforeseen legal expenses, including litigation and settlement costs;

•	the purchasing and budgeting cycles of our members;

•	the lengthy sales cycles for our products and services, which may cause significant delays in generating revenues or an inability to generate revenues;

•	pricing pressures with respect to our future sales;

•	the timing and success of new product and service offerings by us or by our competitors;

•	member decisions regarding renewal or termination of their contracts, especially those involving our larger member relationships;

•	the amount and timing of costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development, adaptation, acquisition, or integration of acquired technologies or businesses;

•	the financial condition of our current and potential new members; and

•	general economic and market conditions and conditions specific to the healthcare industry.
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
Risks Related to Healthcare Regulation
The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory environment that affect the GPO business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to providers to purchase our products and services or otherwise require us to modify our services.
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly, as well as our ability to increase the number of programs and services that we sell to our members. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.
In March 2010, President Obama signed into law the Affordable Care Act. The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. Regulations for implementing various provisions of the Affordable Care Act are being released on an ongoing basis, and we do not know what effect the federal Affordable Care Act or any state law proposals may have on our business. Further, disparate political views regarding the Affordable Care Act create uncertainty regarding the law’s continued existence in its current form or an amended form or a total replacement. This uncertainty as to the law’s future, or the amendment or replacement of the law in the future, could adversely affect our business.
If we fail to comply with complex federal and state laws governing financial relationships among healthcare providers and submission of false or fraudulent claims to government healthcare programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Anti-Kickback Regulations
We are subject to federal and state laws and regulations designed to protect patients, government healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. From time to time, we and others in the healthcare industry have received inquiries or requests to produce documents in connection with such activities. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts.

Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business, financial performance and financial condition.
Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Although certain statutory and regulatory safe harbors exist, these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud and abuse. We cannot assure you that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities, or those of our suppliers or members, violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
In 2005, the Department of Health and Human Services, or HHS, Office of Inspector General conducted an extensive audit of the business practices of three GPOs, including us, and published a report thereon. Subsequently, CMS provided specific guidance on the proper treatment on Medicare cost reports of revenue distributions received from GPOs, including us. Our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with the Reorganization and our IPO (including, without limitation, increases in the fair market value of equity held by such member owners, proceeds from the purchase of Class B common units from such member owners immediately following our IPO and as a result of subsequent exchanges, Premier LP cash distributions, administrative fee revenue share paid by Premier LP to our members based upon their owned, leased, managed and affiliated facilities’ purchases through GPO supplier contracts and payments under the tax receivable agreements) on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. We cannot assure you, however, that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, would concur with such approach. Any determination by a state or federal agency that the provision of such forms of value violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.
In the lead-up to our 2013 IPO, we received correspondence from a former GPO competitor expressing concern that the manner in which our IPO was explained to our current and prospective member owners could violate the Anti-Kickback Statute. We believe that our discussions with then-current and prospective member owners regarding our IPO were conducted in compliance with the Anti-Kickback Statute and other applicable laws. However, enforcement authorities could question or disagree with our assessment. Although a process exists for requesting advisory opinions from the HHS Office of Inspector General regarding compliance of particular arrangements with the Anti-Kickback Statute, we have not sought such an opinion and do not believe that the issues raised in the competitor’s correspondence are capable of being addressed in an advisory opinion because the content and specifics of each discussion would be at issue. Any determination by a state or federal agency that the manner in which the opportunity to participate in our IPO was presented to our member owners and prospective member owners, either in and of itself or when viewed in conjunction with the requirements for ownership in Premier LP and participation in our group purchasing program or the various forms of value received by our member owners in connection with or related to our IPO, violated any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
We periodically receive and respond to questions from government agencies on various matters, and we responded to an informal request in July 2014 from the HHS Office of Inspector General to analyze our Reorganization and to discuss how the GPO Participation Agreements comply with the discount safe harbor to the Anti-Kickback Statute. We have had no further correspondence or interaction, oral or written, with the HHS Office of Inspector General regarding Anti-Kickback Statute compliance since that time. There is no safe harbor to the Anti-Kickback Statute that is applicable to the Reorganization in its entirety across all of the agreements, and no assurance can be given that the HHS Office of Inspector General or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms of our Reorganization or our relationship with our members violate the Anti-Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The scope and implications of the amendments to the FCA pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated, and as a result it is difficult to predict how future enforcement initiatives may impact our business. The minimum and maximum per claim monetary damages have roughly doubled effective August 1, 2016 for violations occurring on or after November 2, 2015, from $5,500.00 to $11,000.00 per claim to $10,781.40 to $21,562.80 per claim, and will be periodically readjusted for inflation hereafter. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
We are subject to federal and state laws and regulations designed to protect competition which, if enforced in a manner adverse to us or our business, could have a material adverse effect on our business, financial condition and results of operations. Over the last decade or so, the group purchasing industry has been the subject of multiple reviews and inquiries by the U.S. Senate and its members with respect to antitrust laws. Additionally, the U.S. General Accounting Office, or GAO, has published several reports examining GPO pricing, contracting practices, activities and fees. We and several other operators of GPOs have responded to GAO inquiries in connection with the development of such reports. No assurance can be given regarding any further inquiries or actions arising or resulting from these examinations and reports, or any related impact on our business, financial condition or results of operations.
Congress, the DOJ, the Federal Trade Commission, or FTC, the U.S. Senate or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business, financial condition and results of operations. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental factors or alleging violations based solely on concerns of individual private parties.
If we are found to be in violation of the antitrust laws we could be subject to civil and criminal penalties or damages. The occurrence of any of these events could significantly harm our business, financial condition and results of operations.
Complex federal and state privacy, security and breach notification laws may increase the costs of operation and expose us to civil and criminal government sanctions and third-party civil litigation.
We must comply with extensive federal and state requirements regarding the use, retention, security and re-disclosure of patient/beneficiary healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and complex requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information.” The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.
Our specialty pharmacy, our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” From time to time, as part of our specialty pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a “business associate” of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS.
Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks, damage our reputation and adversely affect demand for our products and services and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.
In addition to our obligations under HIPAA there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. Finally, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements and special rules for so-called “sensitive” health information, such as mental health, genetic testing results or HIV status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are yet unable to predict what, if any, impact the creation of such standards and the further developments at ONCHIT will have on the necessary specifications, demand for our products and services or associated compliance costs.
Failure to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may materially injure our reputation and adversely affect our ability to retain members and attract new members and, accordingly, adversely affect our financial performance.
Our specialty pharmacy operations are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.
In addition to the other laws and regulations we face, our specialty pharmacy business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. The regulations to which our specialty pharmacy operations are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; supply chain security; dispensing and sale of controlled substances; applicable Medicare and Medicaid regulations, including the Medicare Part D program; HIPAA; regulations governing aspects of healthcare plan arrangements; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration, as well as state boards of pharmacy and other state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension or disgorgement of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties.
Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling or labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit, defective, expired or contaminated drugs, product tampering or recalls, and changes to shipping regulations or costs. Errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce, negate or help manage these effects. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue, material financial judgment against us, or a product recall could have a material adverse effect on our business operations, financial condition and results of operations.
Risks Related to Our Structure
Premier, Inc. is a holding company with no material business operations of its own, and it depends on distributions from Premier LP to pay taxes, make payments under the tax receivable agreements and pay any cash dividends, if declared, on our Class A common stock.
Premier, Inc. is a holding company with no material operations of its own, and it currently has no independent ability to generate revenue. Consequently, Premier, Inc.’s ability to obtain operating funds currently depends upon distributions from Premier LP to Premier GP and then from Premier GP to Premier, Inc. In accordance with the LP Agreement, subject to applicable laws and regulations and the terms of Premier LP’s financing agreements, Premier GP causes Premier LP to make quarterly distributions to Premier GP and to the holders of Class B common units to facilitate the payment of taxes, as may be required. Premier GP distributes any amounts it receives from Premier LP to Premier, Inc., and Premier, Inc. uses such amounts to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements and (iii) meet its obligations to the member owners under the Exchange Agreement if such member owners elect to exchange their Class B common units for shares of our Class A common stock and we elect to pay some or all of the consideration to such member owners in cash.
In addition, pursuant to the GPO participation agreements, Premier LP generally is contractually required to pay each member owner a 30% revenue share, and pay other designated revenue shares to some members, of all gross administrative fees collected by Premier LP based upon purchasing by such member owner’s owned, leased, managed and affiliated facilities through our GPO agreements and contracts. Additionally, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fee revenue for the year ended June 30, 2016, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner’s owned, leased, managed and affiliated facilities through the member owner’s own GPO supplier contracts, in accordance with their Premier GPO Agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us.
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.’s liquidity and financial condition could be materially and adversely affected. The declaration and payment of future dividends by us, if any, will be at the discretion of our board of directors and will depend on, among other things, financial results and cash flows from Premier LP’s operations, our strategic plans and such other factors as our board of directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.

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
In addition, our relationship with our member owners, who are both our members and own a significant percentage of our common stock and the units of Premier LP, could create conflicts of interest among the member owners, or between the member owners and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our member owners. In addition, conflicts of interest may arise among the member owners based on certain allocations of net profits that the member owners may receive in proportion to their relative participation in our products and services. Except as set forth in the tax receivable agreements, the GPO participation agreements and the LP Agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a member owner or between member owners. We may not be able to resolve any potential conflicts between us and a member owner and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.
Our member owners are able to exercise significant control over us, including through the election of all of our directors.
In addition to board members that are employees of member owners, our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Class B common stock, giving them control of approximately 68% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2016. Our member owners may also own, from time to time, shares of our Class A common stock, thereby further increasing their aggregate voting power. Pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement"), the trustee will vote all of the member owners’ Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, our member owners have the ability to elect all of the members of our board of directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our board of directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
In addition, at June 30, 2016 our member owners owned 100% of our outstanding Class B common units, representing approximately 68% of the outstanding units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners’ tax or other considerations even where no similar benefit would accrue to us.
Our member owners are able to exercise a greater degree of influence in the operation of our business and that of Premier LP and the management of our affairs and those of Premier LP than is typically available to stockholders of a publicly-traded company. Even if our member owners own a minority economic interest in Premier LP, they may be able to continue to exert significant influence over us and Premier LP through their ownership of our Class B common stock and the Voting Trust Agreement among the member owners and the trustee of Premier Trust.
We are exempt from certain corporate governance requirements because we are a “controlled company” within the meaning of NASDAQ rules. As a result, our stockholders do not have the protections afforded by these corporate governance requirements, which may make our Class A common stock less attractive to investors.
Our member owners, acting as a group pursuant to the terms of the Voting Trust Agreement, own more than 50% of the total voting power of our outstanding common stock and we are a “controlled company” under NASDAQ corporate governance standards. As a controlled company, we are not required by NASDAQ for continued listing of Class A common stock to (i) have a majority of independent directors, (ii) maintain an independent compensation committee or (iii) maintain an independent nominating function. We are taking advantage of all of these exemptions from NASDAQ listing requirements. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could make our Class A common stock less attractive to some investors or could otherwise harm our Class A common stock price.
The agreements between us and our member owners were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.
The contractual agreements that we have with each of our member owners were negotiated in the context of an affiliated relationship in which representatives of our member owners and their affiliates comprised a significant portion of our board of directors. As a result, the financial and other terms of these agreements, including covenants and other contractual obligations on our part and on the part of our member owners and termination and default provisions, may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances. These potentially different terms could have a material adverse effect on our business, financial condition and results of operations.
Any payments made under the tax receivable agreements with our member owners will reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners.
As a result of Premier, Inc.’s acquisition of Class B common units of Premier LP from the member owners in connection with our IPO, and any subsequent exchanges of Class B common units with us for shares of Class A common stock, we expect to become entitled to special tax benefits attributable to tax basis adjustments involving amounts generally equal to the difference between our purchase price for the acquired Class B common units (or, in the case of an exchange, the value of the shares of Class A common stock issued by us) and our share of the historic tax basis in Premier LP’s tangible and intangible assets that is attributable to the acquired Class B common units. Pursuant to an agreement with each of our member owners in connection with our IPO, we must pay to the member owners 85% of the amount, if any, by which our tax payments to various tax authorities are reduced as a result of these special tax benefits. We are also obligated to make certain other payments on the occurrence of certain events that would terminate the agreement with respect to certain member owners. The tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of any exchanges between us and the member owners, the amount and timing of our income and the amount and timing of the amortization and depreciation deductions and other tax benefits attributable to the tax basis adjustments.
As a result of the tax basis adjustments from our IPO and subsequent exchanges, presuming that Premier is able to timely realize the anticipated tax benefits, the future aggregate amount of payments to be made by the Company to the member owners is approximately $279.7 million as of June 30, 2016. Pursuant to the tax receivable agreements, payments are due to member owners to the extent that the Company recognizes the tax benefits attributable to the initial purchase of Class B common units from the member owners in the Reorganization and subsequent quarterly exchanges between the Company and its member owners. We expect Premier, Inc. to fund the required payments from distributions received from Premier LP.
The tax receivable agreements provide that, in the event we exercise our right to early termination or in the event of a change in control or a material breach by us of our obligations, the agreements will terminate and the Company will be required to make a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreements. These payments could be substantial and could exceed the actual tax benefits that we eventually receive as a result of acquiring Class B common units from the member owners. In the event that we do not have available capital on hand or access to adequate funds to make these payments, our financial condition would be materially adversely impacted.
Additionally, our ability to realize our 15% share of the total tax savings that we are entitled to retain under the tax receivable agreements depends on a number of assumptions. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.
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
Provisions contained in our certificate of incorporation and bylaws and the LP Agreement and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	divide our board of directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;

•
authorize our board of directors to issue “blank check” preferred stock in order to increase the aggregate number of outstanding shares of capital stock and thereby make a takeover more difficult and expensive;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	do not permit stockholders to take action by written consent other than during the period following our IPO in which we qualify as a “controlled company” within the meaning of NASDAQ rules;

•	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chair of our board or the chief executive officer;

•	require advance notice to be given by stockholders of any stockholder proposals or director nominees;

•	require a super-majority vote of the stockholders to amend our certificate of incorporation; and

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
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of Premier, Inc. or Premier LP and discouraging potential takeover attempts that might otherwise be financially beneficial to stockholders.
Risks Related to Our Class A Common Stock
If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Maintaining effective internal controls has been and will continue to be costly and may divert management’s attention.
Our evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby result in adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

The substantial number of shares of Class A common stock that will be eligible for sale or exchange by our member owners in the near future could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale by our member owners will have on the market price of our Class A common stock from time to time. At June 30, 2016, we had 45,995,528 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.
At June 30, 2016, there were 96,132,723 Class B common units of Premier LP outstanding. In connection with the Reorganization and IPO, Premier, Inc., Premier LP and the member owners entered into an Exchange Agreement which became effective upon the completion of the Reorganization and IPO. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the Exchange Agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the audit and compliance committee of our board of directors, subject to certain restrictions. Currently, we expect to settle these exchanges with our Class A common stock for the foreseeable future. This exchange right can generally be exercised on a quarterly basis (subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP). In November 2014, we filed a registration statement with the SEC that registered under the Securities Act the resale of shares of Class A common stock received under the Exchange Agreement. On October 31, 2016, the third tranche of Class B common units, representing 15,441,618 units, will become eligible for exchange. Including Class B common units eligible for exchange as of the date of this Annual Report, a cumulative amount of 33,042,602 Class B common units are expected to be eligible for exchange on October 31, 2016.
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
Our future issuance of common stock, preferred stock, limited partnership units or debt securities could have a dilutive effect on our common stockholders and adversely affect the market value of our Class A common stock.
In the future, we could issue a significant number of shares of Class A common stock or Class B common stock, which could dilute our existing stockholders significantly and have a material adverse effect on the market price for the shares of our Class A common stock. Furthermore, the future issuance of shares of preferred stock with voting rights may adversely affect the voting power of our common stockholders, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive.
Moreover, Premier LP may issue additional limited partnership units to third parties without the consent of Class A common stockholders, which would reduce Premier, Inc.’s ownership percentage in Premier LP and would have a dilutive effect on the amount of distributions made to Premier, Inc. by Premier LP. Any newly admitted Premier LP limited partners will receive Class B common units in Premier LP and an equal amount of shares of our Class B common stock. Any such issuances could materially and adversely affect the market price of our Class A common stock.
In addition to potential equity issuances described above, we also may issue debt securities that would rank senior to shares of our Class A common stock.
Upon our liquidation, holders of our preferred shares and debt securities and instruments will receive a distribution of our available assets before holders of shares of our Class A common stock. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional issuances of our Class A common stock, directly or through convertible or exchangeable securities (including Class B common units), warrants or options, will dilute the holders of shares of our existing Class A common stock and such issuances, or the anticipation of such issuances, may reduce the market price of shares of our Class A common stock. Any preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our Class A common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising efforts.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to fifteen years in total beyond that date. We also lease our specialty pharmacy location in Fort Lauderdale, Florida, our advocacy public affairs office in Washington, DC, and several other smaller facilities. Our headquarters and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. As of June 30, 2016, we occupy and lease the following facilities:

Tenant	Location	Lease Expiration Date
Aperek, Inc.	Raleigh, NC	June 30, 2019
Commcare Pharmacy FTL, LLC	Ft. Lauderdale, FL	August 31, 2016
Commcare Pharmacy Plantation	Plantation, FL	November 30, 2022
Commcare Pharmacy MIA, LLC	Miami, FL	January 31, 2018
Commcare Pharmacy WPB, LLC	West Palm Beach, FL	November 15, 2016
CECity.com, Inc.	Homestead, PA	August 31, 2020
Meddius, LLC	Charlottesville, VA	November 1, 2017
MEMdata, LLC	College Station, TX	April 3, 2017
Premier, Inc.	Charlotte, NC	February 28, 2026
Premier, Inc.	Washington, DC	April 30, 2019
Premier Insurance Management Services, Inc.	San Diego, CA	November 30, 2019
SVS, LLC	Charlotte, NC	October 30, 2016
SVS, LLC	Rockville, MD	November 30, 2017
SYMMEDRx, LLC	Overland Park, KS	November 30, 2019
TheraDoc, Inc.	Salt Lake City, UT	March 31, 2017
Leases approaching their stated expiration dates are generally extended pursuant to their terms or renegotiated as required. With respect to leases with stated expiration dates during the next year, we believe we will be able to extend or renegotiate such leases as necessary to meet our business needs.
Item 3. Legal Proceedings
We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, employment, antitrust, intellectual property or other regulatory matters, among others. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and other material limitations on our business.
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

Additional information relating to certain legal proceedings in which we are involved is included in Note 22 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market under the ticker symbol "PINC." Our Class B common stock is not publicly traded. The following table sets forth, for the periods indicated, the high and low prices of our Class A common stock on the NASDAQ Global Select Market.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2016
Fourth Quarter	$35.11	$30.36
Third Quarter	$37.00	$29.68
Second Quarter	$37.24	$33.27
First Quarter	$39.11	$32.62

Fiscal Year Ended June 30, 2015
Fourth Quarter	$39.81	$36.04
Third Quarter	$39.20	$31.36
Second Quarter	$35.27	$29.29
First Quarter	$32.98	$27.95
Holders
Based on the records of our Class A common stock transfer agent, as of August 19, 2016, there were 47,394,515 shares of our Class A common stock issued and outstanding, held by 29 holders of record. Because substantially all of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 19, 2016, 94,809,069 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Class B common stock voting trust. However, as of August 19, 2016, our Class B common stock is beneficially owned by our 171 member owners.
Dividend Policy
We did not pay any dividends during the fiscal years ended June 30, 2016 and 2015. We do not anticipate paying any cash dividends for the foreseeable future. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facility includes restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters incorporated herein by reference.
Purchases of Equity Securities
There were no repurchases of equity securities during the year ended June 30, 2016. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Company Stock Performance
The performance graph below shows a 33-month comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on September 26, 2013 (our first trading day), in each of:

•	our Class A common stock;

•	the NASDAQ Composite stock index (“NASDAQ Composite index”); and

•	a customized peer group of fourteen companies selected by us (the “Peer Group”).

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

Our compensation committee last reviewed and selected the fourteen companies in our Peer Group in August 2015. For the performance graph below, MedAssets Inc. has been included in the Peer Group through November 1, 2015, the day before it announced it would be acquired. As we grow and develop as a public company, and as the companies in our Peer Group change, our Compensation Committee will continue to review and reconfigure our Peer Group as applicable.

The information contained in the performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

Value of Investment as of Stated Date:
Company/Index Name	9/26/2013	6/30/2014	6/30/2015	6/30/2016
Premier, Inc. Class A Common Stock(a)	$100.00	$94.62	$125.48	$106.69
NASDAQ Composite	$100.00	$117.85	$133.69	$130.50
Peer Group(b)	$100.00	$106.38	$119.55	$107.42

(a)	As noted above, we have not paid any cash dividends during the period covered by the graph.

(b)	Includes the performance of MedAssets Inc. through November 1, 2015, the date before it announced it would be acquired.
We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Selected Financial Data
As of June 30, 2016, the Company, through its wholly-owned subsidiary, Premier GP, held a controlling general partner interest of approximately 32% in, and, as a result, consolidated the financial statements of, Premier LP. The limited partners' ownership of Premier LP of approximately 68% at June 30, 2016 is reflected as redeemable limited partners' capital in the Company's consolidated balance sheets, and their proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to non-controlling interest in the consolidated statements of comprehensive income.
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

We derived the selected historical consolidated financial data presented below for the years ended June 30, 2016, 2015, 2014, 2013 and 2012 from the audited consolidated financial statements and related notes of Premier, Inc. and PHSI, as applicable, included elsewhere in this Annual Report or as presented in previous SEC filings. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.
We have reclassified certain prior period amounts for deferred income tax assets to be consistent with the current period presentation (see Note 3 - Significant Accounting Policies).
The following tables set forth selected historical consolidated financial and operating data for the five-year period ended June 30, 2016 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements contained elsewhere herein.

(In Thousands, Except Per Share Amounts)	Year ended June 30,
Consolidated Statements of Income Data:	2016 (1)	2015 (2)	2014 (3)	2013	2012 (4)
Net revenue:
Net administrative fees (5)	$498,394	$457,020	$464,837	$519,219	$473,249
Other services and support	337,554	270,748	233,186	205,685	178,552
Services	835,948	727,768	698,023	724,904	651,801
Products	326,646	279,261	212,526	144,386	116,484
Net revenue	1,162,594	1,007,029	910,549	869,290	768,285
Cost of revenue	457,056	396,910	307,625	237,413	189,719
Gross profit	705,538	610,119	602,924	631,877	578,566
Operating expenses:
Selling, general and administrative	403,611	332,004	294,421	248,301	240,748
Research and development	2,925	2,937	3,389	9,370	12,583
Amortization of purchased intangible assets	33,054	9,136	3,062	1,539	3,146
Operating expenses	439,590	344,077	300,872	259,210	256,477
Operating income	265,948	266,042	302,052	372,667	322,089
Other income, net (6)	18,934	5,085	58,274	12,145	12,808
Income before income taxes	284,882	271,127	360,326	384,812	334,897
Income tax expense	49,721	36,342	27,709	9,726	8,229
Net income	235,161	234,785	332,617	375,086	326,668
Net (income) loss attributable to non-controlling interest in S2S Global (7)	—	(1,836)	(949)	1,479	608
Net income attributable to non-controlling interest in Premier LP (8)	(193,547)	(194,206)	(303,336)	(369,189)	(323,339)
Net income attributable to non-controlling interest	(193,547)	(196,042)	(304,285)	(367,710)	(322,731)
Adjustment of redeemable limited partners' capital to redemption amount	776,750	(904,035)	(2,741,588)	—	—
Net income (loss) attributable to stockholders	$818,364	$(865,292)	$(2,713,256)	$7,376	$3,937

Weighted average shares outstanding:
Basic	42,368	35,681	25,633	5,858	6,183
Diluted	145,308	35,681	25,633	5,858	6,183

Earnings (loss) per share attributable to stockholders:
Basic	$19.32	$(24.25)	$(105.85)	$1.26	$0.64
Diluted	$1.33	$(24.25)	$(105.85)	$1.26	$0.64

(In Thousands)	June 30,
Consolidated Balance Sheets Data:	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable securities, current	$266,576	$387,189	$291,606	$255,619	$241,669
Working capital (9)	136,827	275,533	188,527	212,490	189,680
Property and equipment, net	174,080	147,625	134,551	115,587	101,630
Total assets	$1,855,383	$1,530,191	$1,246,656	$598,916	$554,939
Deferred revenue (10)	54,498	39,824	15,694	18,880	19,820
Total liabilities	$669,614	$568,461	$472,293	$213,513	$196,990
Redeemable limited partners' capital (11)	3,137,230	4,079,832	3,244,674	307,635	279,513
Class A common stock	460	377	324	57	61
Additional paid-in capital	—	—	—	28,866	35,427
(Accumulated deficit) retained earnings	(1,951,878)	(3,118,474)	(2,469,873)	50,599	43,223
Total stockholders' (deficit) equity	$(1,951,461)	$(3,118,102)	$(2,470,311)	$77,768	$78,436

(1)
Amounts include the results of operations of InFlowHealth, LLC ("InFlow"), CECity.com, Inc. ("CECity") and Healthcare Insights, LLC ("HCI"), all in our performance services segment, from October 1, 2015, August 20, 2015 and July 31, 2015, respectively, the dates of acquisition of all the membership interests of InFlow for $6.1 million and HCI for $64.3 million, respectively, and all the outstanding shares of CECity for $398.3 million. See Note 4 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2016.

(2)
Amounts include the results of operations of TheraDoc, Inc. ("TheraDoc") and Aperek, Inc. ("Aperek"), both in our performance services segment, from September 1, 2014 and August 29, 2014, respectively, the dates of acquisition of all the outstanding shares of common stock of TheraDoc for $108.6 million and Aperek for $47.4 million. Further, on February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of S2S Global, our direct sourcing business, for approximately $14.5 million. See Note 4 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2015.

(3)
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

(4)
Amounts include the results of operations of S2S Global in our supply chain services segment from December 6, 2011, the date of acquisition of 60% of the outstanding limited liability company membership interests of S2S Global for $0.5 million.

(5)
Following the completion of the Reorganization and IPO, we are contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP generally equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. Prior to the Reorganization and IPO, we did not generally have a contractual requirement to pay revenue share to member owners participating in our GPO programs, but paid semi-annual distributions of partnership income. In addition, certain non-owner members have historically operated under, and, following the Reorganization and IPO, continue to operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the GPO participation agreements following the Reorganization and IPO. As a result, our revenue share expense as a percentage of gross administrative fees increased for the years ended June 30, 2016, 2015 and 2014 which resulted in a decrease in net administrative fees for the years ended June 30, 2016, 2015 and 2014 when compared to the actual net administrative fees for the prior fiscal years.

(6)
Other income, net consists primarily of equity in net income of unconsolidated affiliates related to our 50% ownership interest in Innovatix, interest income, net and realized gains and losses on our marketable securities (which represent our interest and investment income, net) and gain or loss on disposal of assets.

(7)
PSCI currently owns a 100% voting and economic interest in S2S Global as a result of its February 2, 2015 purchase of the remaining non-controlling interest (40%) in S2S Global. Prior to February 2, 2015, PSCI owned a 60% voting and economic interest in S2S Global. Net (income) loss attributable to non-controlling interest in S2S Global represents the portion of net (income) loss attributable to the non-controlling equity holders of S2S Global (40%) prior to the February 2, 2015 purchase.

(8)
PHSI, through Premier Plans, owned a 1% controlling general partnership interest in Premier LP prior to the Reorganization. Net income attributable to non-controlling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 78% following the Reorganization and 99% prior to the Reorganization and may change each period as member ownership changes.

(9)	Working capital represents the excess of total current assets over total current liabilities.

(10)
Deferred revenue is primarily related to deferred subscription fees and deferred advisory fees in our performance services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.

(11)
Redeemable limited partners' capital consists of the limited partners' approximately 68% ownership of Premier LP after the Reorganization and IPO and subsequent quarterly exchanges pursuant to the Exchange Agreement and 99% ownership of Premier LP prior to the Reorganization and IPO. Pursuant to the terms of the existing limited partnership agreement of Premier LP, Premier LP is required to repurchase a limited partner's interest upon the withdrawal of such limited partner and therefore the interest in Premier LP is classified as temporary equity in the mezzanine section of the consolidated balance sheets. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A, Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "We", or "Our") is a leading healthcare improvement company, uniting an alliance of approximately 3,750 U.S. hospitals and more than 130,000 other providers to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2016, we were controlled by 171 U.S. hospitals, health systems and other healthcare organizations that represent approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our Initial Public Offering ("IPO"), and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013. As of June 30, 2016, the Class A common stock and Class B common stock represented approximately 32% and 68% of our combined Class A and Class B common stock, collectively (the "Common Stock"). All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.
We generated net revenue of $1,162.6 million, $1,007.0 million and $910.5 million, net income of $235.2 million, $234.8 million and $332.6 million and Adjusted EBITDA of $441.0 million, $393.2 million and $392.3 million for the years ended June 30, 2016, 2015 and 2014, respectively. On a Non-GAAP pro forma basis, after giving effect to the Reorganization and the IPO, we generated net revenue of $869.3 million, net income of $294.6 million and Adjusted EBITDA of $351.0 million for the year ended June 30, 2014. Non-GAAP pro forma adjustments reflect the impact of the Reorganization and IPO for periods prior to October 1, 2013 and accordingly, do not impact operating results for the years ended June 30, 2016 and 2015.
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
Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute and alternate sites, a specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $738.3 million for the year ended June 30, 2015 to $829.4 million for the year ended June 30, 2016, representing net revenue growth of 12%, and accounted for 71% of our overall net revenue. Supply chain services net revenue grew from $678.1 million for the year ended June 30, 2014 to $738.3 million for the year ended June 30, 2015, representing net revenue growth of 9%, and accounted for 73% of our overall net revenue. We generate revenue in our supply chain services segment from fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $268.8 million for the year ended June 30, 2015 to $333.2 million for the year ended June 30, 2016, representing revenue growth of 24%, and accounted for 29% of our overall net revenue. Performance services net revenue grew from $232.4 million for the year ended June 30, 2014 to $268.8 million for the year ended June 30, 2015, representing net revenue growth of 16%, and accounted for 27% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. This segment also includes our advisory services and technology-enabled collaboratives.
Reorganization and IPO
On October 1, 2013, we completed our IPO by issuing 32,374,751 shares of our Class A common stock at a price of $27.00 per share, raising net proceeds of approximately $821.7 million, after underwriting discounts and commissions, but before expenses. In addition, on October 1, 2013, upon the consummation of the IPO, we completed the Reorganization. See Note 2 - Initial Public Offering and Reorganization to the audited consolidated financial statements contained herein for more information.
We incurred strategic and financial restructuring expenses in connection with the Reorganization and IPO of approximately $0.3 million, $1.4 million and $3.8 million during the years ended June 30, 2016, 2015 and 2014, respectively. During the years ended June 30, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the quarterly exchanges pursuant to the Exchange Agreement and the company-directed offerings related to the Registration Rights Agreement discussed in Note 2 - Initial Public Offering and Reorganization to the accompanying audited consolidated financial statements, respectively.
We may incur additional strategic and financial and restructuring expenses in connection with future quarterly exchanges pursuant to the Exchange Agreement and company-directed offerings pursuant to the Registration Rights Agreement.
Acquisitions
Acquisition of InFlowHealth, LLC
On October 1, 2015, we acquired all of the limited liability company membership interests of InFlowHealth, LLC (“InFlow”), a SaaS-based software developer specializing in improving the operational, financial and strategic performance of physician practices, for $6.1 million in cash. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues through December 31, 2019. The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period with restrictions tied to continued employment. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of October 1, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 4 - Business Acquisitions).

Acquisition of CECity.com, Inc.
On August 20, 2015, we acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. ("CECity"), a cloud-based healthcare solutions provider specializing in performance management and improvement, pay-for-value reporting and professional education, for $398.3 million in cash. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s unsecured credit agreement (the "Credit Facility") (see Note 13 - Debt). Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 4 - Business Acquisitions).
Acquisition of Healthcare Insights, LLC
On July 31, 2015, we acquired all of the limited liability company membership interests of Healthcare Insights, LLC ("HCI"), a financial management software developer that provides hospitals and healthcare systems with budgeting, forecasting, labor productivity and cost analytic capabilities, for $64.3 million in cash. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the twelve months ended December 31, 2017. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 4 - Business Acquisitions).
Acquisition of Non-Controlling Interest in S2S Global
On February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of SVS LLC d/b/a S2S Global ("S2S Global"), our direct sourcing business, for approximately $14.5 million. In connection with the purchase, we repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the line of credit (see Note 13 - Debt). We utilized available funds on hand to complete the acquisition and payoff the S2S Global line of credit (see Note 4 - Business Acquisitions).
Acquisition of TheraDoc, Inc.
On September 1, 2014, we completed the acquisition of TheraDoc, Inc. ("TheraDoc"), a leading provider of clinical surveillance software to healthcare organizations across the country that bring together disparate data from a hospital's source systems and helps alert clinicians to potential risks, for $108.6 million. We utilized available funds on hand to complete the acquisition (see Note 4 - Business Acquisitions).
Acquisition of Aperek, Inc.
On August 29, 2014 we completed the acquisition of Aperek, Inc. ("Aperek"), (formerly Mediclick), a SaaS-based supply chain solutions company focused on purchasing workflow and analytics, for $47.4 million. We utilized available funds on hand to complete the acquisition (see Note 4 - Business Acquisitions).
See Note 24 - Subsequent Events to the accompanying audited consolidated financial statements for more information regarding our acquisition activities subsequent to June 30, 2016.
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
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, enactment of new regulatory and reporting requirements, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, and population health management.

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
Supply Chain Services
Supply chain services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), specialty pharmacy revenue, direct sourcing revenue and managed service revenue.
The success of our supply chain services revenue streams are influenced by the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members.
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
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. In general, selling, general and administrative expenses are comprised of compensation and benefits related costs, travel-related expenses, business development expenses including costs for business acquisition opportunities and indirect costs such as insurance, professional fees and other general overhead expenses. General and administrative expenses have increased as a result of being a public company, including stock-based compensation expense related to the equity incentive plan established in connection with the Reorganization and IPO.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net consists primarily of equity in net income of our unconsolidated affiliates, primarily generated from our 50% ownership interest in Innovatix, LLC ("Innovatix"). A change in the number of, and use by, members that participate in our

GPO programs through Innovatix could have a significant effect on the amounts earned from this investment. Other income, net also includes interest income, net, and realized gains and losses on our marketable securities as well as gains or losses on the disposal of assets.
Income Tax Expense
Income tax expense includes the income tax expense attributable to Premier, Premier Healthcare Solutions, Inc. ("PHSI") and Premier Supply Chain Improvement ("PSCI"). For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. As such, the low effective tax rate is attributable to the flow through of Premier LP income, which is not subject to federal and state income tax at Premier.
Net Income Attributable to Non-Controlling Interest
As of June 30, 2016, we owned an approximate 32% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 68%), and the portion of net income or loss attributable to the 40% non-controlling equity interest in S2S Global prior to our February 2, 2015 purchase when we increased our 60% ownership in S2S Global to 100%. Our non-controlling interest attributable to limited partners of Premier LP was reduced from 99% to approximately 78% upon the Reorganization, and further reduced to approximately 68% as of June 30, 2016, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 15 - Redeemable Limited Partners' Capital).
Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all financial measures not determined in accordance with generally accepted accounting principles (“Non-GAAP”), we consider non-recurring items to be expenses and other items that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on the disposal of assets.
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a Non-GAAP financial measure because it represents net income attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items, the effects of non-controlling interests in Premier LP and the impact of the adjustment of redeemable limited partners' capital to redemption amount.
We define Adjusted Fully Distributed Earnings per Share as earnings per share attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Earnings per Share is a Non-GAAP financial measure because it represents earnings per share attributable to Premier before merger and acquisition related expenses and non-recurring or non-cash items, the effects of non-controlling interests in Premier LP, and the impact of the adjustment of redeemable limited partners' capital to redemption amount.
We define Free Cash Flow as net cash provided by operating activities less distributions and tax receivable agreement payments to limited partners and purchases of property and equipment. Free Cash Flow is a Non-GAAP financial measure because it does not represent net cash provided by operating activities alone but takes into consideration the ongoing distributions to limited partners and purchase of property and equipment that are necessary for ongoing business operations and long-term value creation.

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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with generally accepted accounting principles (“GAAP”), provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because it removes non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminates the variability of non-controlling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner’s cumulative right, but not obligation, which began on October 31, 2014, and occur each year thereafter, and are limited to one-seventh of the member owner’s initial allocation of Class B common units).
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
We also urge you to review the reconciliation of these Non-GAAP measures included elsewhere in this Annual Report. To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements and related notes included elsewhere in this Annual Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow are susceptible to varying calculations, the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow measures, as presented in this Annual Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
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
Results of Operations
Years Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the years ended June 30, 2016 and 2015 (in thousands, except per share data):

	Year Ended June 30,
	2016		2015
Net revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Net administrative fees	$498,394	43%	$457,020	45%
Other services and support	337,554	29%	270,748	27%
Services	835,948	72%	727,768	72%
Products	326,646	28%	279,261	28%
Net revenue	1,162,594	100%	1,007,029	100%
Cost of revenue:
Services	163,240	14%	143,290	14%
Products	293,816	25%	253,620	25%
Cost of revenue	457,056	39%	396,910	39%
Gross profit	705,538	61%	610,119	61%
Operating expenses:
Selling, general and administrative	403,611	35%	332,004	33%
Research and development	2,925	—%	2,937	—%
Amortization of purchased intangible assets	33,054	3%	9,136	1%
Operating expenses	439,590	38%	344,077	34%
Operating income	265,948	23%	266,042	26%
Other income, net	18,934	1%	5,085	1%
Income before income taxes	284,882	24%	271,127	27%
Income tax expense	49,721	4%	36,342	4%
Net income	235,161	20%	234,785	23%
Net income attributable to non-controlling interest in S2S Global	—	—%	(1,836)	—%
Net income attributable to non-controlling interest in Premier LP	(193,547)	(17)%	(194,206)	(19)%
Net income attributable to non-controlling interest	(193,547)	(17)%	(196,042)	(19)%
Adjustment of redeemable limited partners' capital to redemption amount	$776,750	nm	$(904,035)	nm
Net income (loss) attributable to stockholders	$818,364	nm	$(865,292)	nm

Weighted average shares outstanding:
Basic	42,368	nm	35,681	nm
Diluted	145,308	nm	35,681	nm

Earnings (loss) per share attributable to stockholders:
Basic	$19.32	nm	$(24.25)	nm
Diluted	$1.33	nm	$(24.25)	nm

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$440,975	38%	$393,175	39%
Adjusted Fully Distributed Net Income (2)	$233,259	20%	$208,169	21%
Adjusted Fully Distributed Earnings Per Share (3)	$1.61	nm	$1.43	nm

nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Year Ended June 30,
	2016	2015
Net income	$235,161	$234,785
Interest and investment loss (income), net (a)	1,021	(866)
Income tax expense	49,721	36,342
Depreciation and amortization	51,102	45,186
Amortization of purchased intangible assets	33,054	9,136
EBITDA	370,059	324,583
Stock-based compensation (b)	49,081	28,498
Acquisition related expenses (c)	15,804	9,037
Strategic and financial restructuring expenses (d)	268	1,373
Adjustment to tax receivable agreement liability (e)	(4,818)	—
Loss on investment (f)	—	1,000
ERP implementation expenses (g)	4,870	—
Loss on disposal of long-lived assets	—	15,243
Acquisition related adjustment - deferred revenue (h)	5,624	13,371
Other expense, net (i)	87	70
Adjusted EBITDA	$440,975	$393,175

Segment Adjusted EBITDA:
Supply Chain Services	$439,013	$391,180
Performance Services	110,787	90,235
Corporate (j)	(108,825)	(88,240)
Adjusted EBITDA	440,975	393,175
Depreciation and amortization	(51,102)	(45,186)
Amortization of purchased intangible assets	(33,054)	(9,136)
Stock-based compensation (b)	(49,081)	(28,498)
Acquisition related expenses (c)	(15,804)	(9,037)
Strategic and financial restructuring expenses (d)	(268)	(1,373)
Adjustment to tax receivable agreement liability (e)	4,818	—
ERP implementation expenses (g)	(4,870)	—
Acquisition related adjustment - deferred revenue (h)	(5,624)	(13,371)
Equity in net income of unconsolidated affiliates	(21,647)	(21,285)
Deferred compensation plan income	1,605	753
Operating income	265,948	266,042
Equity in net income of unconsolidated affiliates	21,647	21,285
Interest and investment (loss) income, net (a)	(1,021)	866
Loss on investment (f)	—	(1,000)
Loss on disposal of long-lived assets	—	(15,243)
Other expense, net (i)	(1,692)	(823)
Income before income taxes	$284,882	$271,127

(a)	Represents interest expense (income), net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock based compensation expense and $0.4 million stock purchase plan expense in the year ended June 30, 2016.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities, including costs incurred in connection with quarterly exchanges pursuant to the Exchange Agreement and the company-directed offerings conducted pursuant to the Registration Rights Agreement.

(e)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.

(f)	Represents the loss on investment for the year ended June 30, 2015.

(g)	Represents implementation and other costs of new enterprise resource planning ("ERP") system.

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

(i)	Represents loss on sale of assets and unrealized loss on deferred compensation plan assets.

(j)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(2)	The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Year Ended June 30,
	2016	2015
Net income (loss) attributable to stockholders	$818,364	$(865,292)
Adjustment of redeemable limited partners' capital to redemption amount	(776,750)	904,035
Income tax expense	49,721	36,342
Amortization of purchased intangible assets	33,054	9,136
Stock-based compensation (a)	49,081	28,498
Acquisition related expenses (b)	15,804	9,037
Strategic and financial restructuring expenses (c)	268	1,373
Adjustment to tax receivable agreement liability (d)	(4,818)	—
Loss on investment (e)	—	1,000
ERP implementation expenses (f)	4,870	—
Loss on disposal of long-lived assets	—	15,243
Acquisition related adjustment - deferred revenue (g)	5,624	13,371
Net income attributable to non-controlling interest in Premier LP (h)	193,547	194,206
Non-GAAP adjusted fully distributed income before income taxes	388,765	346,949
Income tax expense on fully distributed income before income taxes (i)	155,506	138,780
Non-GAAP Adjusted Fully Distributed Net Income	$233,259	$208,169

(a)	Represents non-cash employee stock based compensation expense and $0.4 million stock purchase plan expense in the year ended June 30, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities, including costs incurred in connection with quarterly exchanges pursuant to the Exchange Agreement and the company-directed offerings conducted pursuant to the Registration Rights Agreement.

(d)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.

(e)	Represents the loss on investment for the year ended June 30, 2015.

(f)	Represents implementation and other costs of new ERP system.

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

(3)
The following table shows the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Year Ended June 30,
	2016	2015
Reconciliation of numerator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share:
Net income (loss) attributable to stockholders	$818,364	$(865,292)
Adjustment of redeemable limited partners' capital to redemption amount	(776,750)	904,035
Income tax expense	49,721	36,342
Amortization of purchased intangible assets	33,054	9,136
Stock-based compensation (a)	49,081	28,498
Acquisition related expenses (b)	15,804	9,037
Strategic and financial restructuring expenses (c)	268	1,373
Adjustment to tax receivable agreement liability (d)	(4,818)	—
Loss on investment (e)	—	1,000
ERP implementation expenses (f)	4,870	—
Loss on disposal of long-lived assets	—	15,243
Acquisition related adjustment - deferred revenue (g)	5,624	13,371
Net income attributable to non-controlling interest in Premier LP (h)	193,547	194,206
Non-GAAP adjusted fully distributed income before income taxes	388,765	346,949
Income tax expense on fully distributed income before income taxes (i)	155,506	138,780
Non-GAAP Adjusted Fully Distributed Net Income	$233,259	$208,169

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share:
Weighted average:
Common shares used for basic and diluted earnings (loss) per share	42,368	35,681
Potentially dilutive shares	2,366	1,048
Conversion of Class B common units	100,574	108,518
Weighted average fully distributed shares outstanding - diluted	145,308	145,247

(a)	Represents non-cash employee stock based compensation expense and $0.4 million stock purchase plan expense in the year ended June 30, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities, including costs incurred in connection with quarterly exchanges pursuant to the Exchange Agreement and the company-directed offerings conducted pursuant to the Registration Rights Agreement.

(d)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.

(e)	Represents the loss on investment for the year ended June 30, 2015.

(f)	Represents implementation and other costs of new ERP system.

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
The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Year Ended June 30,
	2016	2015
Earnings (loss) per share attributable to stockholders:	$19.32	$(24.25)
Adjustment of redeemable limited partners' capital to redemption amount	(18.33)	25.34
Impact of additions:
Income tax expense	1.17	1.02
Stock-based compensation (a)	1.16	0.80
Acquisition related expenses (b)	0.37	0.25
Strategic and financial restructuring expenses (c)	0.01	0.04
ERP implementation expense (d)	0.11	—
Adjustment to tax receivable agreement liability (e)	(0.11)	—
Loss on investment (f)	—	0.03
Acquisition related adjustment - deferred revenue (g)	0.13	0.37
Loss on disposal of long-lived assets	—	0.43
Amortization of purchased intangible assets	0.78	0.26
Net income attributable to non-controlling interest in Premier LP (h)	4.57	5.44
Impact of corporation taxes (i)	(3.67)	(3.90)
Impact of increased share count (j)	(3.90)	(4.40)
Non-GAAP Adjusted Fully Distributed Earnings per Share	$1.61	$1.43

(a)	Represents non-cash employee stock based compensation expense and $0.4 million stock purchase plan expense in the year ended June 30, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities, including costs incurred in connection with quarterly exchanges pursuant to the Exchange Agreement and the company-directed offerings conducted pursuant to the Registration Rights Agreement.

(d)	Represents implementation and other costs of new ERP system.

(e)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.

(f)	Represents the loss on investment for the year ended June 30, 2015.

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

Net Revenue
The following table summarizes our net revenue for the years ended June 30, 2016 and 2015, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2016		2015
Net Revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$498,394	43%	$457,020	45%
Other services and support	4,385	—%	1,977	—%
Services	502,779	43%	458,997	45%
Products	326,646	28%	279,261	28%
Total Supply Chain Services	829,425	71%	738,258	73%
Performance Services	333,169	29%	268,771	27%
Total	$1,162,594	100%	$1,007,029	100%
Total net revenue for the year ended June 30, 2016 was $1,162.6 million, an increase of $155.6 million, or 15% from $1,007.0 million for the year ended June 30, 2015. Our supply chain services net revenue was 71% and 73% of total net revenue for the years ended June 30, 2016 and 2015, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the year ended June 30, 2016 was $829.4 million, an increase of $91.1 million, or 12%, from $738.3 million for the year ended June 30, 2015.
Net administrative fees revenue in our supply chain services segment for the year ended June 30, 2016 was $498.4 million, an increase of $41.4 million, or 9%, from $457.0 million for the year ended June 30, 2015. The increase in net administrative fees revenue was primarily attributable to the further contract penetration of existing members. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the year ended June 30, 2016 was $326.6 million, an increase of $47.3 million, or 17%, from $279.3 million for the year ended June 30, 2015. Product revenue in our supply chain services segment increased for the year ended June 30, 2016 primarily due to $28.0 million of increased direct sourcing revenue as a result of ongoing expansion of member participation in our direct sourcing business, resulting from higher demand for exam and food services gloves and patient apparel, and $19.6 million of increased revenue from specialty pharmaceuticals for disease states such as oncology and rheumatoid arthritis, offset by a decrease in Hepatitis C pharmaceutical sales. We expect our direct sourcing and specialty pharmacy product revenue to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Our performance services segment net revenue for the year ended June 30, 2016 was $333.2 million, an increase of $64.4 million, or 24%, from $268.8 million for the year ended June 30, 2015. The increase was primarily driven by revenues from the Company's CECity and HCI acquisitions of $31.0 million, growth in our SaaS subscription and license revenue of $14.9 million, including increased revenue from TheraDoc, which was lower in the prior year due to purchase accounting, and growth of $12.7 million in our advisory services engagements primarily from cost management, population health and applied research.
We believe that additional growth from our CECity acquisition during the year was constrained by the impact of the Centers for Medicare & Medicaid Services (“CMS”) regulatory developments that allowed certain exemptions to CMS’ Meaningful Use reporting requirements. In addition, the market’s continued evolution to more integrated technology solutions has resulted in lengthier implementations for some of our more complex solutions, and has also impacted growth of certain less-integrated, acute focused solutions. Similarly, growth in our advisory services was more limited due to delays and re-scoping of certain large projects during the year.

We expect to experience variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our performance services net revenue to continue to grow to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Cost of Revenue
The following table summarizes our cost of revenue for the years ended June 30, 2016 and 2015 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2016		2015
Cost of revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Services	$163,240	14%	$143,290	14%
Products	293,816	25%	253,620	25%
Total cost of revenue	$457,056	39%	$396,910	39%
Cost of revenue by segment:
Supply Chain Services	$296,939	25%	$255,794	25%
Performance Services	160,117	14%	141,116	14%
Total cost of revenue	$457,056	39%	$396,910	39%
Cost of revenue for the year ended June 30, 2016 was $457.1 million, an increase of $60.2 million, or 15%, from $396.9 million for the year ended June 30, 2015. Cost of product revenue increased by $40.2 million, which was primarily attributable to the increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. Cost of service revenue increased by $20.0 million primarily due to an increase in personnel to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.
Cost of revenue for the supply chain services segment for the year ended June 30, 2016 was $296.9 million, an increase of $41.1 million, or 16%, from $255.8 million for the year ended June 30, 2015. The increase is primarily attributable to the growth in the direct sourcing and specialty pharmacy businesses, which have higher associated cost of revenue as compared to group purchasing. As a result, there is a higher increase in cost of revenue relative to net revenue because product revenue is growing at a higher rate than net administrative fees.
Cost of revenue for the performance services segment for the year ended June 30, 2016 was $160.1 million, an increase of $19.0 million, or 13%, from $141.1 million for the year ended June 30, 2015 primarily due to an increase in personnel to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings as a result of our acquisitions of CECity, HCI and InFlow.

Operating Expenses
The following table summarizes our operating expenses for the years ended June 30, 2016 and 2015 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2016		2015
Operating expenses:	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$403,611	35%	$332,004	33%
Research and development	2,925	—%	2,937	—%
Amortization of purchased intangible assets	33,054	3%	9,136	1%
Total operating expenses	439,590	38%	344,077	34%
Operating expenses by segment:
Supply Chain Services	$120,692	10%	$116,240	12%
Performance Services	155,728	14%	105,252	10%
Total segment operating expenses	276,420	24%	221,492	22%
Corporate	163,170	14%	122,585	12%
Total operating expenses	$439,590	38%	$344,077	34%
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2016 were $403.6 million, an increase of $71.6 million, or 22%, from $332.0 million for the year ended June 30, 2015 primarily attributable to (i) increased salaries and benefits of $20.8 million primarily due to increased staffing to support growth, additional expense due to the acquisitions of CECity and HCI and severance expense, (ii) an increase in stock-based compensation of $20.2 million due to the layering of an additional plan year of stock compensation along with the achievement for performance based shares, (iii) an increase in professional services expenses of $10.3 million, (iv) increased acquisition-related expenses of $6.8 million and (v) ERP system implementation expenses of $4.9 million.
We expect general and administrative expenses to decline in fiscal 2017 as a result of a reduction in anticipated stock compensation expense. On a longer term basis, we would expect selling, general and administrative expenses to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Research and development expenses were $2.9 million for each of the years ended June 30, 2016 and 2015. Including capitalized labor, total research and development expenditures were $64.0 million for the year ended June 30, 2016, an increase of $3.2 million from $60.8 million for the year ended June 30, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2016 was $33.1 million, an increase of $24.0 million, from $9.1 million for the year ended June 30, 2015. The increase was primarily as a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Corporate
The increase in corporate expenses is primarily attributable to stock compensation expense as well as incremental corporate infrastructure, primarily in technology services, finance and legal due to growth and the current year acquisitions.

Other Non-Operating Income and Expense
Other Income, Net
Other income, net for the year ended June 30, 2016 was $18.9 million, an increase of $13.8 million from $5.1 million for the year ended June 30, 2015 due to a loss on disposal of assets of $15.2 million during the prior year.
Income Tax Expense
For the years ended June 30, 2016 and 2015 the Company recorded tax expense of $49.7 million and $36.3 million, respectively, which equates to an effective tax rate of 17.5% and 13.4%, respectively. The effective tax rate has increased from the prior year primarily due to the recording of a valuation allowance against deferred tax assets at PHSI and tax expense at Premier associated with the revaluation of deferred tax assets in connection with a reduction in the North Carolina state income tax rate for years 2016 and beyond. The Company’s effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and nondeductible expenses.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the year ended June 30, 2016 was $193.5 million, a decrease of $2.5 million, or 1%, from $196.0 million for the year ended June 30, 2015, primarily as a result of a decrease in non-controlling interest in Premier LP from approximately 74% at June 30, 2015 to approximately 68% at June 30, 2016 and the Company's purchase of the remaining 40% ownership in S2S Global that resulted in the elimination of non-controlling interest in S2S Global for the year ended June 30, 2016.
Non-GAAP Adjusted EBITDA
The following table summarizes our Non-GAAP Adjusted EBITDA for the years ended June 30, 2016 and 2015 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2016		2015
Non-GAAP Adjusted EBITDA by segment:	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services	439,013	38%	391,180	39%
Performance Services	110,787	9%	90,235	9%
Total Segment Adjusted EBITDA	549,800	47%	481,415	48%
Corporate	(108,825)	(9)%	(88,240)	(9)%
Total Adjusted EBITDA	$440,975	38%	$393,175	39%
Total Adjusted EBITDA for the year ended June 30, 2016 was $441.0 million, an increase of $47.8 million, or 12%, from $393.2 million for the year ended June 30, 2015. The increase in Adjusted EBITDA is primarily driven by revenue growth in the supply chain segment, as well as growth from the performance services segment, including contributions from the acquisitions of CECity and HCI, partially offset by higher selling, general and administrative expenses at the corporate level.
Segment Adjusted EBITDA for the supply chain services segment of $439.0 million for the year ended June 30, 2016 reflects an increase of $47.8 million, or 12%, compared to $391.2 million for the year ended June 30, 2015, primarily as a result of increased net administrative fees and products revenue.
Segment Adjusted EBITDA for the performance services segment of $110.8 million for the year ended June 30, 2016 reflects an increase of approximately $20.6 million, or 23%, compared to $90.2 million for the year ended June 30, 2015, primarily driven by contributions from the acquisitions of CECity and HCI.
Adjusted EBITDA at the corporate level of $(108.8) million reflects a decrease of $20.6 million, or 23%, compared to $(88.2) million for the year ended June 30, 2015, reflecting increased selling, general and administrative expenses primarily driven by higher incremental corporate infrastructure costs, primarily in technology services, finance and legal due to growth and the current year acquisitions.

Years Ended June 30, 2015 and 2014
The first three months of our fiscal year ended June 30, 2014 occurred prior to the Reorganization and IPO on October 1, 2013. As a result, our consolidated operating results prior to October 1, 2013 do not reflect (i) the Reorganization, (ii) the IPO and the use of the proceeds from the IPO or (iii) additional expenses we incur as a public company. As a result, our consolidated operating results prior to the Reorganization and IPO are not indicative of what our results of operations are for periods after the Reorganization and IPO. In addition to presenting the historical actual results, we have presented Non-GAAP pro forma results reflecting the following for the year ended June 30, 2014, to provide a more indicative comparison between current and prior periods. The Non-GAAP pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the year ended June 30, 2014. The Non-GAAP pro forma consolidated financial information should not be relied upon as being indicative of our financial condition or results of operations had the Reorganization and IPO occurred prior to the start of our fiscal year ended June 30, 2014. The Non-GAAP pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date. The Non-GAAP pro forma results reflect the following for the year ended June 30, 2014:

•
The contractual requirement under the GPO participation agreements to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through Premier LP's GPO supplier contracts. Historically, Premier LP did not generally have a contractual requirement to pay revenue share to member owners participating in its GPO programs, but paid semi-annual distributions of partnership income.

•	Additional U.S. federal, state and local income taxes with respect to its additional allocable share of any taxable income of Premier LP.

•	A decrease in non-controlling interest in Premier LP from 99% to approximately 78%.

The following table summarizes our actual results of operations for the years ended June 30, 2015 and 2014 and Non-GAAP pro forma results of operations for the year ended June 30, 2014 (in thousands, except per share data):

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments	(1)	Non-GAAP Pro Forma
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Net revenue:
Net administrative fees	$457,020	45%	$464,837	51%	$(41,263)	(2)	$423,574	49%
Other services and support	270,748	27%	233,186	26%	—		233,186	27%
Services	727,768	72%	698,023	77%	(41,263)		656,760	76%
Products	279,261	28%	212,526	23%	—		212,526	24%
Net revenue	1,007,029	100%	910,549	100%	(41,263)		869,286	100%
Cost of revenue:
Services	143,290	14%	115,740	13%	—		115,740	13%
Products	253,620	25%	191,885	21%	—		191,885	22%
Cost of revenue	396,910	39%	307,625	34%	—		307,625	35%
Gross profit	610,119	61%	602,924	66%	(41,263)		561,661	65%
Operating expenses:
Selling, general and administrative	332,004	33%	294,421	33%	—		294,421	35%
Research and development	2,937	—%	3,389	—%	—		3,389	—%
Amortization of purchased intangible assets	9,136	1%	3,062	—%	—		3,062	—%
Operating expenses	344,077	34%	300,872	33%	—		300,872	35%
Operating income	266,042	26%	302,052	33%	(41,263)		260,789	30%
Other income, net	5,085	1%	58,274	6%	—		58,274	7%
Income before income taxes	271,127	27%	360,326	39%	(41,263)		319,063	37%
Income tax expense	36,342	4%	27,709	3%	(3,239)	(3)	24,470	3%
Net income	234,785	23%	332,617	36%	(38,024)		294,593	34%
Net income attributable to non-controlling interest in S2S Global	(1,836)	—%	(949)	—%	—		(949)	—%
Net income attributable to non-controlling interest in Premier LP	(194,206)	(19)%	(303,336)	(33)%	57,690	(4)	(245,646)	(28)%
Net income attributable to non-controlling interest	(196,042)	(19)%	(304,285)	(33)%	57,690		(246,595)	(28)%
Adjustment of redeemable limited partners' capital to redemption amount	$(904,035)	nm	$(2,741,588)	nm	—		$(2,741,588)	nm
Net loss attributable to stockholders	$(865,292)	nm	$(2,713,256)	nm	nm		$(2,693,590)	nm

Weighted average shares outstanding
Basic	35,681	nm	25,633	nm	na		na	na
Diluted	35,681	nm	25,633	nm	na		na	na

Loss per share attributable to stockholders
Basic	$(24.25)	nm	$(105.85)	nm	na		na	na
Diluted	$(24.25)	nm	$(105.85)	nm	na		na	na

Certain Non-GAAP Financial Data:
Adjusted EBITDA (5)	$393,175	39%	$392,288	43%	na		$351,025	40%
Adjusted Fully Distributed Net Income (6)	$208,169	21%	nm	nm	na		$188,561	22%
Adjusted Fully Distributed Earnings per Share (7)	$1.43	nm	na	na	na		$1.30	nm
nm = Not meaningful
na = Not applicable

(1)	Represents adjustments related to the Reorganization and IPO described below.

(2)	Represents the impact related to the change in revenue share described above.

(3)	Represents the income tax impact of the Reorganization and IPO effective October 1, 2013.

(4)	Represents the decrease in non-controlling interest in Premier LP from 99% to 78%.

(5)
The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes on both an actual and Non-GAAP pro forma basis for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
	Actual	Actual	Adjustments (a)	Non-GAAP Pro Forma
Net income	$234,785	$332,617	$(38,024)	$294,593
Interest and investment income, net (b)	(866)	(1,019)	—	(1,019)
Income tax expense	36,342	27,709	(3,239)	24,470
Depreciation and amortization	45,186	36,761	—	36,761
Amortization of purchased intangible assets	9,136	3,062	—	3,062
EBITDA	324,583	399,130	(41,263)	357,867
Stock-based compensation	28,498	19,476	—	19,476
Acquisition related expenses (c)	9,037	2,014	—	2,014
Strategic and financial restructuring expenses (d)	1,373	3,760	—	3,760
Adjustment to tax receivable agreement liability (e)	—	6,215		6,215
Loss (gain) on investment (f)	1,000	(38,372)		(38,372)
Loss on disposal of long-lived assets	15,243	—	—	—
Acquisition related adjustment - deferred revenue (g)	13,371	—	—	—
Other expense, net (h)	70	65	—	65
Adjusted EBITDA	$393,175	$392,288	$(41,263)	$351,025

Segment Adjusted EBITDA:
Supply Chain Services	$391,180	$396,470	$(41,263)	$355,207
Performance Services	90,235	73,898	—	73,898
Corporate (i)	(88,240)	(78,080)	—	(78,080)
Adjusted EBITDA	393,175	392,288	(41,263)	351,025
Depreciation and amortization	(45,186)	(36,761)	—	(36,761)
Amortization of purchased intangible assets	(9,136)	(3,062)	—	(3,062)
Stock-based compensation	(28,498)	(19,476)	—	(19,476)
Acquisition related expenses (c)	(9,037)	(2,014)	—	(2,014)
Strategic and financial restructuring expenses (d)	(1,373)	(3,760)	—	(3,760)
Adjustment to tax receivable agreement liability (e)	—	(6,215)	—	(6,215)
Acquisition related adjustment - deferred revenue (f)	(13,371)	—	—	—
Equity in net income of unconsolidated affiliates	(21,285)	(16,976)	—	(16,976)
Deferred compensation plan income (expense)	753	(1,972)	—	(1,972)
Operating income	266,042	302,052	(41,263)	260,789
Equity in net income of unconsolidated affiliates	21,285	16,976	—	16,976
Interest and investment income, net (b)	866	1,019	—	1,019
Loss (gain) on investment (f)	(1,000)	38,372	—	38,372
Loss on disposal of long-lived assets	(15,243)	—	—	—
Other (expense) income, net (h)	(823)	1,907	—	1,907
Income before income taxes	$271,127	$360,326	$(41,263)	$319,063

(a)	Represents the adjustments related to the Reorganization and IPO described above.

(b)	Represents interest income, net and realized gains and losses on our marketable securities.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities. During the year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering conducted pursuant to the Registration Rights Agreement. During the year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(e)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

(f)	Represents the loss on investment for the year ended June 30, 2015 and the gain on the sale of our investment in GHX for the year ended June 30, 2014.

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

(h)	Represents loss on sale of assets and unrealized gain (loss) on deferred compensation plan assets.

(i)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(6)	The following table shows the reconciliation of net loss attributable to stockholders to Non-GAAP pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
Net loss attributable to stockholders	$(865,292)	$(2,713,256)
Adjustment of redeemable limited partners' capital to redemption amount	904,035	2,741,588
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	36,342	27,709
Stock-based compensation	28,498	19,476
Acquisition related expenses (a)	9,037	2,014
Strategic and financial restructuring expenses (b)	1,373	3,760
Loss (gain) on investment (c)	1,000	(38,372)
Adjustment to tax receivable agreement liability (d)	—	6,215
Loss on disposal of long-lived assets	15,243	—
Acquisition related adjustment - deferred revenue (e)	13,371	—
Amortization of purchased intangible assets	9,136	3,062
Net income attributable to non-controlling interest in Premier LP (f)	194,206	303,336
Non-GAAP adjusted fully distributed income before income taxes	346,949	314,269
Income tax expense on fully distributed income before income taxes (g)	138,780	125,708
Non-GAAP Adjusted Fully Distributed Net Income	$208,169	$188,561

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses. During the year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering conducted pursuant to the Registration Rights Agreement. During the year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the year ended June 30, 2015 and the gain on the sale of our investment in GHX for the year ended June 30, 2014.

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
(7)The following table shows the reconciliation of the numerator and denominator for loss per share attributable to stockholders to Non-GAAP pro forma Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Year Ended June 30,
	2015	2014
Reconciliation of numerator for loss per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share:
Net loss attributable to stockholders	$(865,292)	$(2,713,256)
Adjustment of redeemable limited partners' capital to redemption amount	904,035	2,741,588
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(41,263)
Income tax expense	36,342	27,709
Stock-based compensation	28,498	19,476
Acquisition related expenses (a)	9,037	2,014
Strategic and financial restructuring expenses (b)	1,373	3,760
Loss (gain) on investment (c)	1,000	(38,372)
Adjustment to tax receivable agreement liability (d)	—	6,215
Loss on disposal of long-lived assets	15,243	—
Acquisition related adjustment - deferred revenue (e)	13,371	—
Amortization of purchased intangible assets	9,136	3,062
Net income attributable to non-controlling interest in Premier LP (f)	194,206	303,336
Non-GAAP adjusted fully distributed income before income taxes	346,949	314,269
Income tax expense on fully distributed income before income taxes (g)	138,780	125,708
Non-GAAP Adjusted Fully Distributed Net Income	$208,169	$188,561

Reconciliation of denominator for loss per share attributable to stockholders for Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted average:
Common shares used for basic and diluted earnings (loss) per share	35,681	25,633
Potentially dilutive shares	1,048	124
Class A common shares outstanding	—	6,742
Conversion of Class B common units	108,518	112,584
Weighted average fully distributed shares outstanding - diluted	145,247	145,083

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities. During the year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering conducted pursuant to the Registration Rights Agreement. During the year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)	Represents the loss on investment for the year ended June 30, 2015 and the gain on the sale of our investment in GHX for the year ended June 30, 2014.

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
The following table shows the reconciliation of loss per share attributable to stockholders to Non-GAAP pro forma Adjusted Fully Distributed Earnings per Share for the periods presented:

	Year Ended June 30,
	2015	2014
Loss per share attributable to stockholders:	$(24.25)	$(105.85)
Adjustment of redeemable limited partners' capital to redemption amount	25.34	106.96
Non-GAAP pro forma adjustment for revenue share post-IPO	—	(1.61)
Impact of additions:
Income tax expense	1.02	1.08
Stock-based compensation	0.80	0.76
Acquisition related expenses (a)	0.25	0.08
Strategic and financial restructuring expenses (b)	0.04	0.15
Adjustment to tax receivable agreement liability (c)	—	0.24
Loss (gain) on investment (d)	0.03	(1.50)
Acquisition related adjustment - deferred revenue (e)	0.37	—
Loss on disposal of long-lived assets	0.43	—
Amortization of purchased intangible assets	0.26	0.12
Net income attributable to non-controlling interest in Premier LP (f)	5.44	11.83
Impact of corporation taxes (g)	(3.90)	(4.90)
Impact of increased share count (h)	(4.40)	(6.06)
Non-GAAP Adjusted Fully Distributed Earnings per Share	$1.43	$1.30

(a)	Represents legal, accounting and other expenses related to acquisition activities.

(b)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities. During the year ended June 30, 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offering conducted pursuant to the Registration Rights Agreement. During the year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(c)
Represents adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability.

(d)	Represents the loss on investment for the year ended June 30, 2015 and the gain on the sale of our investment in GHX for the year ended June 30, 2014.

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

Net Revenue
The following table summarizes our actual net revenue for the years ended June 30, 2015 and 2014 and our Non-GAAP pro forma net revenue for the year ended June 30, 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
Net Revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$457,020	45%	$464,837	51%	$(41,263)	(a)	$423,574	49%
Other services and support	1,977	—%	778	—%	—		778	—%
Services	458,997	45%	465,615	51%	(41,263)		424,352	49%
Products	279,261	28%	212,526	23%	—		212,526	24%
Total Supply Chain Services	738,258	73%	678,141	74%	(41,263)		636,878	73%
Performance Services	268,771	27%	232,408	26%	—		232,408	27%
Total	$1,007,029	100%	$910,549	100%	$(41,263)		$869,286	100%

(a)	Represents the impact related to the change in revenue share.
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
Cost of Revenue
The following table summarizes our cost of revenue for the years ended June 30, 2015 and 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2015		2014
Cost of revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Services	$143,290	14%	$115,740	13%
Products	253,620	25%	191,885	21%
Total cost of revenue	$396,910	39%	$307,625	34%
Cost of revenue by segment:
Supply Chain Services	$255,794	25%	$194,689	21%
Performance Services	141,116	14%	112,936	13%
Total cost of revenue	$396,910	39%	$307,625	34%
Cost of revenue for the year ended June 30, 2015 was $396.9 million, an increase of $89.3 million, or 29%, from $307.6 million for the year ended June 30, 2014. Cost of product revenue increased by $61.7 million, which was primarily attributable to the increases in specialty pharmacy and direct sourcing revenue. We expect our cost of product revenue to increase as we enroll additional members into our specialty pharmacy program and sell additional direct-sourced medical products to new and existing members. The increase in specialty pharmacy is also driven by increased cost of revenue related to sales of new hepatitis-C therapies, whose drug acquisition costs are generally higher than traditionally seen across other specialty therapies. Cost of service revenue increased by $27.6 million primarily due to an increase in amortization of internally-developed software applications, expenses related to population health management SaaS informatics products under reseller agreements and increased salary costs related to advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, increase sales of our population health management SaaS informatics products under reseller agreements, and continue to develop new and existing internally-developed software applications.
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

Operating Expenses
The following table summarizes our operating expenses for the years ended June 30, 2015 and 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2015		2014
Operating expenses:	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$332,004	33%	$294,421	33%
Research and development	2,937	—%	3,389	—%
Amortization of purchased intangible assets	9,136	1%	3,062	—%
Total operating expenses	344,077	34%	300,872	33%
Operating expenses by segment:
Supply Chain Services	$116,240	12%	$105,544	11%
Performance Services	105,252	10%	80,808	9%
Total segment operating expenses	221,492	22%	186,352	20%
Corporate	122,585	12%	114,520	13%
Total operating expenses	$344,077	34%	$300,872	33%
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
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the year ended June 30, 2015 was $9.1 million, an increase of $6.0 million, or 194%, from $3.1 million for the year ended June 30, 2014. The increase was a result of the additional amortization of purchased intangible assets obtained in the acquisitions of TheraDoc and Aperek. As we execute on our growth strategy and further deploy our available capital, we expect increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Other Non-Operating Income and Expense
Other Income, Net
Other income, net for the year ended June 30, 2015 was $5.1 million, a decrease of $53.2 million from $58.3 million for the year ended June 30, 2014. This decrease is primarily attributable to the $15.2 million loss on disposal of long-lived assets recognized during the year ended June 30, 2015 in connection with our operations integration as a result of the TheraDoc acquisition and the $38.4 million gain recognized in connection with the sale of our 13% equity interest in GHX during the year ended June 30, 2014.

Income Tax Expense
Income tax expense for the year ended June 30, 2015 was $36.3 million, an increase of $8.6 million from $27.7 million for the year ended June 30, 2014 which is primarily attributable to the establishment of a valuation allowance on the majority of PHSI deferred tax assets due to uncertainties surrounding PHSI's ability to utilize these assets, offset by a reduction in book income in the current year and the recognition of a one-time tax expense of $11.9 million on the sale of the general partner interest during the year ended June 30, 2014. Our effective tax rate was 13.4% and 7.7% for the year ended June 30, 2015 and 2014, respectively. The low effective tax rate compared to the statutory rate for both periods is attributable to the flow through of partnership income which is not subject to federal and state income tax at the Company.
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
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the year ended June 30, 2015 was $196.0 million, a decrease of $108.3 million, or 36%, from $304.3 million for the year ended June 30, 2014, primarily as a result of the gain on sale of investment in GHX of $38.4 million recognized during the year ended June 30, 2014, change in ownership of the limited partners of Premier LP from 99% to approximately 74% in connection with the Reorganization and IPO and subsequent quarterly exchanges pursuant to the Exchange Agreement, and increased revenue share in connection with the Reorganization and IPO. Net income attributable to non-controlling interest was $196.0 million for the year ended June 30, 2015, a decrease of $50.6 million, or 21%, from $246.6 million on a Non-GAAP pro forma basis for the year ended June 30, 2014, primarily due to increased net administrative fee revenue, offset by increased revenue share as a result of the Reorganization and IPO and the gain on sale of investment in GHX of $38.4 million recognized during the year ended June 30, 2014.
Non-GAAP Adjusted EBITDA
The following table summarizes our Non-GAAP Adjusted EBITDA for the years ended June 30, 2015 and 2014 and our Non-GAAP pro forma Adjusted EBITDA for the year ended June 30, 2014, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Year Ended June 30,
	2015		2014
	Actual		Actual		Adjustments		Non-GAAP Pro Forma
Non-GAAP Adjusted EBITDA by segment:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount		Amount	% of Net Revenue
Supply Chain Services	$391,180	39%	$396,470	44%	$(41,263)	(a)	$355,207	41%
Performance Services	90,235	9%	73,898	8%	—		73,898	8%
Total Segment Adjusted EBITDA	481,415	48%	470,368	52%	(41,263)		429,105	49%
Corporate	(88,240)	(9)%	(78,080)	(9)%	—		(78,080)	(9)%
Total Adjusted EBITDA	$393,175	39%	$392,288	43%	$(41,263)		$351,025	40%

(a)	Represents the impact related to the change in revenue share.
Adjusted EBITDA for the year ended June 30, 2015 was $393.2 million, an increase of $0.9 million, from $392.3 million for the year ended June 30, 2014. Adjusted EBITDA for the year ended June 30, 2015 was $393.2 million, an increase of $42.2 million, or 12%, from Non-GAAP pro forma Adjusted EBITDA of $351.0 million for the year ended June 30, 2014.
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
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Business Combinations
We account for acquisitions using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
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

The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2016.
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
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 90 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.
The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period can include license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized straight-line over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 300 to 350 days following contract execution before the licensed software products can be fully utilized by the member.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and advisory services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE"), third-party evidence ("TPE") or the estimated selling price ("ESP"), provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. The Company establishes VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.
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

Performance Guarantees
On limited occasions, the Company enters into agreements which provide for guaranteed performance levels to be achieved by the member over the term of the agreement. In situations with significant performance guarantees, the Company defers revenue recognition until the amount is fixed and determinable and all contingencies, including any refund rights, have been satisfied. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings.
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
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 3 - Significant Accounting Policies, to the accompanying audited consolidated financial statements, which is incorporated herein by reference.

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
As of June 30, 2016 and 2015, we had cash and cash equivalents totaling $248.8 million and $146.5 million, respectively, and marketable securities with maturities ranging from three months to five years totaling $47.9 million and $415.4 million, respectively. The decrease in marketable securities of $367.5 million is primarily attributable to funding the acquisitions of CECity and HCI.
As of June 30, 2016, there were no outstanding borrowings under the Credit Facility. See Note 13 - Debt to the accompanying audited consolidated financial statements contained herein for more information.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts and our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the years ended June 30, 2016 and 2015
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
Net cash provided by (used in):	2016	2015
Operating activities	$371,470	$364,058
Investing activities	(159,636)	(231,873)
Financing activities	(109,539)	(117,449)
Net increase in cash	$102,295	$14,736
Net cash provided by operating activities was $371.5 million for the year ended June 30, 2016 compared to $364.1 million for the year ended June 30, 2015, with the increase of $7.4 million primarily attributable to increased cash from net administrative fees offset by $14.6 million in additional tax payments during the year ended June 30, 2016 in comparison to the year ended June 30, 2015 and a $10.0 million net prepayment to a distributor in order to receive additional discounts on product purchases.
Net cash used in investing activities was $159.6 million for the year ended June 30, 2016 compared to net cash used in investing activities of $231.9 million for the year ended June 30, 2015. Our investing activities for the year ended June 30, 2016 primarily consisted of (i) the acquisitions of InFlow, CECity and HCI, net of cash acquired, for a total of $468.6 million, (ii) capital expenditures for property and equipment of $77.0 million and (iii) investments in unconsolidated affiliates of $3.3 million, partially offset by (i) net proceeds from the sale of marketable securities of $367.2 million and (ii) distributions from equity investments of $22.1 million.
Our investing activities for the year ended June 30, 2015 primarily consisted of (i) the acquisitions of Aperek and TheraDoc, net of cash acquired, for a total of $156.0 million, (ii) capital expenditures for property and equipment of $70.7 million, (iii) purchase of non-controlling interest in S2S Global of $14.5 million, (iv) net purchases of marketable securities of $9.5 million, and (v) investment in PharmaPoint, LLC of $5.0 million, partially offset by (i) distributions from Innovatix of $18.9 million and (ii) decrease in restricted cash of $5.0 million.
Net cash used in financing activities was $109.5 million for the year ended June 30, 2016, compared to $117.4 million for the year ended June 30, 2015. Our financing activities for the year ended June 30, 2016 primarily included (i) distributions to Premier LP limited partners of $92.7 million, (ii) payments to limited partners of Premier LP of $10.8 million related to tax receivable agreements, (iii) repurchase of vested restricted units for employee tax-withholding for $7.9 million, (iv) payments made on notes payable of $2.1 million and (v) final remittance of net income attributable to the former S2S Global minority shareholder of $1.9 million, partially offset by (i) proceeds from the exercise of stock options of $3.6 million and (ii) proceeds from the issuance of Class A common stock under the stock purchase plan of $2.3 million. We also borrowed, and fully repaid, $150.0 million from our Credit Facility during the year ended June 30, 2016.
Our financing activities for the year ended June 30, 2015 primarily included (i) net cash payments to Premier LP limited partners of $92.2 million, (ii) payoff of S2S Global's revolving line of credit of $14.7 million, (iii) payments to Premier LP limited partners of $11.5 million under tax receivable agreements and (iv) payments made on notes payable of $1.4 million, partially offset by proceeds from the exercise of stock options of $1.5 million.
Discussion of Non-GAAP Free Cash Flow
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2016	2015
Net cash provided by operating activities	$371,470	$364,058
Purchases of property and equipment	(76,990)	(70,734)
Distributions to limited partners of Premier LP	(92,707)	(92,212)
Payments to limited partners of Premier LP related to tax receivable agreements	(10,805)	(11,499)
Non-GAAP Free Cash Flow	$190,968	$189,613
Non-GAAP Free Cash Flow for the year ended June 30, 2016 was $191.0 million, compared with $189.6 million for the year ended June 30, 2015. The increase in Non-GAAP Free Cash Flow is primarily the result of increased cash generated from net administrative fees, offset by $14.6 million additional tax payments during the year ended June 30, 2016 in comparison to the year ended June 30, 2015, a $10.0 million net prepayment to a distributor in order to receive additional discounts on product purchases and $6.3 million in increased purchases of property and equipment.
Contractual Obligations
At June 30, 2016, we had material commitments for obligations under notes payable, our non-cancellable office space lease agreements and estimated payments due to limited partners under tax receivable agreements. Future payments for notes payable, operating lease obligations due under long-term contractual obligations and estimated payments to limited partners under tax receivable agreements as of June 30, 2016 are as follows:

		Payments Due by Period
Description of Contractual Obligations (In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Tax receivable agreement liability (a)	$279,662	$13,912	$31,197	$33,029	$201,524
Operating lease obligations (b)	76,049	9,620	17,637	15,557	33,235
Notes payable (c)	19,342	5,484	8,255	5,603	—
Other	474	230	244	—	—
Total	$375,527	$29,246	$57,333	$54,189	$234,759

(a)
Estimated payments due to limited partners under tax receivable agreements are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15 year period, in connection with the additional tax benefits created in connection with the Reorganization and IPO.

(b)	Future contractual obligations for leases represent future minimum payments under non-cancellable operating leases primarily for office space.

(c)	Notes payable represent an aggregate principal amount of $19.3 million owed to departed member owners, payable over five years.
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
The Credit Facility permits us to prepay amounts outstanding without premium or penalty, though we are required to compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Rate Loan (as defined in the Credit Facility). Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. At June 30, 2016, the interest rate for three-month Eurodollar Rate Loans was 1.779% and the interest rate for Base Rate Loans was 3.625%. We are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant calculations use EBITDA, a non-GAAP measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its Consolidated Total Leverage Ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. We were in compliance with all such covenants at June 30, 2016. The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of June 30, 2016, we had no outstanding borrowings under the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to this Annual Report. See also Note 13 - Debt to our audited consolidated financial statements contained in this Annual Report.
S2S Global Revolving Line of Credit
On February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of S2S Global. In connection with the purchase, we repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its February 16, 2015 maturity date.
Member-Owner Tax Receivable Agreement
In connection with the Reorganization and IPO, we entered into a tax receivable agreement with each of our member owners, pursuant to which we agreed to pay to the member owners, generally over a 15 year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such Tax Receivable Agreements) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to our entering into the Tax Receivable Agreements ("TRA"), including tax benefits attributable to payments under the TRA.
The Company had TRA liabilities of $279.7 million and $235.9 million as of June 30, 2016 and 2015, respectively, which represented 85% of the tax savings the Company expects to receive in connection with the Section 754 election. The increase of $43.8 million in TRA liabilities from June 30, 2015 to June 30, 2016 was comprised of a $72.3 million increase for quarterly member owner exchanges, offset by (i) a decrease of $4.8 million in connection with revaluing the deferred tax and TRA liabilities in connection with the North Carolina state income tax rate reduction for 2016 and beyond, (ii) a decrease of $12.9 million in connection with departed member owners and (iii) a decrease of $10.8 million related to payments made to member owners during the year ended June 30, 2016.

Certain Contractual Arrangements with Our Member Owners
In connection with the Reorganization, we entered into several agreements to define and regulate the governance and control relationships among us, Premier LP and the member owners. Note 2 - Initial Public Offering and Reorganization to our audited consolidated financial statements contained herein provides a summary of the material provisions of these agreements. These summaries do not purport to be complete, and they are subject to, and qualified in their entirety by reference to, the complete text of the agreements which are filed as exhibits to this Annual Report. These agreements should be carefully read before making any investment decisions regarding our securities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2016, we had no variable rate debt outstanding. We invest our excess cash in a portfolio of individual cash equivalents and marketable securities. We do not currently hold, and we have never held, any derivative financial instruments. As a result, we do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested principal funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not have market risk associated with foreign currencies.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) on page 130 for a list of financial statements filed with this report, and under this item.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Consolidated Balance Sheets as of June 30, 2016 and June 30, 2015
Consolidated Statements of Income for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premier, Inc.

We have audited the accompanying consolidated balance sheets of Premier, Inc. (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule presented in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier, Inc. at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its classification of deferred tax liabilities and assets and changed its method of accounting for measurement-period adjustments in business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premier, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premier, Inc.

We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Premier, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Premier, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premier, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 25, 2016 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CECity.com, Inc., Healthcare Insights, LLC and InFlowHealth, LLC, which are included in the 2016 consolidated financial statements of Premier, Inc. and constituted 22%, 4% and 1%, of total assets, respectively, as of June 30, 2016. CECity.com, Inc. represented approximately 2%, and Healthcare Insights, LLC and InFlowHealth, LLC each represented less than 1%, of net revenue for the year then ended. Our audit of internal control over financial reporting of Premier, Inc. also did not include an evaluation of the internal control over financial reporting of CECity.com, Inc., Healthcare Insights, LLC and InFlowHealth, LLC.

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 25, 2016

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2016	June 30, 2015
Assets
Cash and cash equivalents	$248,817	$146,522
Marketable securities	17,759	240,667
Accounts receivable (net of $1,981 and $1,153 allowance for doubtful accounts, respectively)	144,424	99,120
Inventory	29,121	33,058
Prepaid expenses and other current assets	19,646	22,353
Due from related parties	3,123	3,444
Total current assets	462,890	545,164
Marketable securities	30,130	174,745
Property and equipment (net of $265,751 and $220,685 accumulated depreciation, respectively)	174,080	147,625
Intangible assets (net of $50,870 and $17,815 accumulated amortization, respectively)	158,217	38,669
Goodwill	537,962	215,645
Deferred income tax assets	422,849	353,723
Deferred compensation plan assets	39,965	37,483
Other assets	29,290	17,137
Total assets	$1,855,383	$1,530,191

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$46,003	$37,634
Accrued expenses	56,774	41,261
Revenue share obligations	63,603	59,259
Limited partners' distribution payable	22,493	22,432
Accrued compensation and benefits	60,425	51,066
Deferred revenue	54,498	39,824
Current portion of tax receivable agreement	13,912	11,123
Current portion of long-term debt	5,484	2,256
Other liabilities	2,871	4,776
Total current liabilities	326,063	269,631
Long-term debt, less current portion	13,858	15,679
Tax receivable agreements, less current portion	265,750	224,754
Deferred compensation plan obligations	39,965	37,483
Other liabilities	23,978	20,914
Total liabilities	669,614	568,461

Redeemable limited partners' capital	3,137,230	4,079,832
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 45,995,528 and 37,668,870 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	460	377
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 96,132,723 and 106,382,552 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,951,878)	(3,118,474)
Accumulated other comprehensive loss	(43)	(5)
Total stockholders' deficit	(1,951,461)	(3,118,102)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,855,383	$1,530,191
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Net revenue:
Net administrative fees	$498,394	$457,020	$464,837
Other services and support	337,554	270,748	233,186
Services	835,948	727,768	698,023
Products	326,646	279,261	212,526
Net revenue	1,162,594	1,007,029	910,549
Cost of revenue:
Services	163,240	143,290	115,740
Products	293,816	253,620	191,885
Cost of revenue	457,056	396,910	307,625
Gross profit	705,538	610,119	602,924
Operating expenses:
Selling, general and administrative	403,611	332,004	294,421
Research and development	2,925	2,937	3,389
Amortization of purchased intangible assets	33,054	9,136	3,062
Operating expenses	439,590	344,077	300,872
Operating income	265,948	266,042	302,052
Equity in net income of unconsolidated affiliates	21,647	21,285	16,976
Interest and investment income (loss), net	(1,021)	866	1,019
Gain (loss) on investment	—	(1,000)	38,372
Loss on disposal of long-lived assets	—	(15,243)	—
Other income (expense), net	(1,692)	(823)	1,907
Other income, net	18,934	5,085	58,274
Income before income taxes	284,882	271,127	360,326
Income tax expense	49,721	36,342	27,709
Net income	235,161	234,785	332,617
Net income attributable to non-controlling interest in S2S Global	—	(1,836)	(949)
Net income attributable to non-controlling interest in Premier LP	(193,547)	(194,206)	(303,336)
Net income attributable to non-controlling interest	(193,547)	(196,042)	(304,285)
Adjustment of redeemable limited partners' capital to redemption amount	776,750	(904,035)	(2,741,588)
Net income (loss) attributable to stockholders	$818,364	$(865,292)	$(2,713,256)

Weighted average shares outstanding:
Basic	42,368	35,681	25,633
Diluted	145,308	35,681	25,633

Earnings (loss) per share attributable to stockholders:
Basic	$19.32	$(24.25)	$(105.85)
Diluted	$1.33	$(24.25)	$(105.85)

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2016	2015	2014
Net income	$235,161	$234,785	$332,617
Net unrealized (loss) gain on marketable securities	(110)	(213)	203
Total comprehensive income	235,051	234,572	332,820
Less: comprehensive income attributable to non-controlling interest	(193,470)	(195,885)	(304,448)
Comprehensive income attributable to Premier, Inc.	$41,581	$38,687	$28,372

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands)

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2013	5,653	$57	—	$—	—	$—	$28,866	23	$300	$(300)	$50,599	$(1,754)	$—	$77,768
Repurchase of PHSI common stock	(49)	(1)	—	—	—	—	(645)	—	—	—	—	—	—	(646)
Payment on stock subscriptions	23	—	—	—	—	—	300	(23)	(300)	300	—	—	—	300
Issuance of Class A common stock at IPO	—	—	32,375	324	—	—	821,347	—	—	—	—	—	—	821,671
Purchase of Class A common units from Premier LP	—	—	—	—	—	—	(247,742)	—	—	—	—	—	—	(247,742)
Purchase of Class B common units from PHSI	—	—	—	—	—	—	(30,072)	—	—	—	—	—	—	(30,072)
Contribution of PHSI common stock in connection with the IPO	(5,627)	(56)	—	—	—	—	(76,860)	—	—	—	—	—	—	(76,916)
Capitalized IPO-related costs	—	—	—	—	—	—	(5,911)	—	—	—	—	—	—	(5,911)
Increase in deferred tax asset related to the Reorganization	—	—	—	—	—	—	282,972	—	—	—	—	—	—	282,972
Increase in payables pursuant to the tax receivable agreements	—	—	—	—	—	—	(186,077)	—	—	—	—	—	—	(186,077)
Acquisition of non-controlling interest from member owners, net of sale of Class B common stock	—	—	—	—	112,608	—	(412,860)	—	—	—	—	—	3	(412,857)
Redemption of limited partner	—	—	—	—	(97)	—	—	—	—	—	—	—	—	—
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(192,784)	—	—	—	(2,548,804)	—	—	(2,741,588)
Stock-based compensation expense	—	—	—	—	—	—	19,476	—	—	—	—	—	—	19,476
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(10)	—	—	—	—	—	—	(10)
Net income	—	—	—	—	—	—	—	—	—	—	332,617	—	—	332,617
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(304,285)	—	—	(304,285)
Net income attributable to non-controlling interest in S2S Global	—	—	—	—	—	—	—	—	—	—	—	949	—	949
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Balance at June 30, 2014	—	$—	32,375	$324	112,511	$—	$—	—	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partners	—	—	—	—	(910)	—	—	—	—	—	—	—	—	—
Reduction in tax receivable agreement liability related to departed member owners	—	—	—	—	—	—	1,905	—	—	—	—	—	—	1,905
Exchange of Class B common units for Class A common stock by member owners	—	—	5,218	53	(5,218)	—	175,062	—	—	—	—	—	—	175,115
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	—	—	18,097	—	—	—	—	—	—	18,097
Issuance of Class A common stock under equity incentive plan	—	—	76	—	—	—	1,508	—	—	—	—	—	—	1,508

	PHSI Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Common Stock Subscribed		Subscriptions Receivable	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Stock-based compensation expense	—	—	—	—	—	—	28,498	—	—	—	—	—	—	28,498
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(135)	—	—	—	—	—	—	(135)
Net income	—	—	—	—	—	—	—	—	—	—	234,785	—	—	234,785
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(196,042)	—	—	(196,042)
Net income attributable to non-controlling interest in S2S Global	—	—	—	—	—	—	—	—	—	—	—	1,836	—	1,836
Purchase of non-controlling interest in S2S Global	—	—	—	—	—	—	(13,487)	—	—	—	—	(1,031)	—	(14,518)
Increase in deferred tax asset related to purchase of non-controlling interest in S2S Global	—	—	—	—	—	—	5,243	—	—	—	—	—	—	5,243
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(216,691)	—	—	—	(687,344)	—	—	(904,035)
Balance at June 30, 2015	—	$—	37,669	$377	106,383	$—	$—	—	$—	$—	$(3,118,474)	$—	$(5)	$(3,118,102)
Redemption of limited partners	—	—	—	—	(2,527)	—	—	—	—	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	—	—	7,723	77	(7,723)	—	267,604	—	—	—	—	—	—	267,681
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	—	—	35,431	—	—	—	—	—	—	35,431
Issuance of Class A common stock under equity incentive plan	—	—	523	5	—	—	3,552	—	—	—	—	—	—	3,557
Employee stock purchase plan	—	—	81	1	—	—	2,728	—	—	—	—	—	—	2,729
Stock-based compensation expense	—	—	—	—	—	—	48,670	—	—	—	—	—	—	48,670
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(7,863)	—	—	—	—	—	—	(7,863)
Net income	—	—	—	—	—	—	—	—	—	—	235,161	—	—	235,161
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(193,547)	—	—	(193,547)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Final remittance of net income attributable to S2S Global before February 1, 2015	—	—	—	—	—	—	—	—	—	—	(1,890)	—	—	(1,890)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(350,122)	—	—	—	1,126,872	—	—	776,750
Balance at June 30, 2016	—	$—	45,996	$460	96,133	$—	$—	—	$—	$—	$(1,951,878)	$—	$(43)	$(1,951,461)

See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2016	2015	2014
Operating activities
Net income	$235,161	$234,785	$332,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,156	54,322	39,823
Equity in net income of unconsolidated affiliates	(21,647)	(21,285)	(16,976)
Deferred income taxes	25,714	18,294	9,820
Loss (gain) on investment	—	1,000	(38,372)
Loss on disposal of long-lived assets	—	15,243	—
Stock-based compensation	48,670	28,498	19,476
Adjustment to tax receivable agreement liability	(4,818)	—	6,215
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(37,250)	(18,964)	(18,924)
Other assets	(9,638)	(1,736)	(1,680)
Inventories	3,937	(12,235)	(8,082)
Accounts payable, accrued expenses and other current liabilities	50,313	60,834	45,997
Long-term liabilities	(4,195)	2,791	(3,585)
Other operating activities	1,067	2,511	1,793
Net cash provided by operating activities	371,470	364,058	368,122
Investing activities
Purchase of marketable securities	(19,211)	(395,302)	(500,835)
Proceeds from sale of marketable securities	386,372	385,788	148,019
Proceeds from sale of investment in GHX	—	—	38,372
Acquisition of CECity.com, Inc., net of cash acquired	(398,261)	—	—
Acquisition of Healthcare Insights, LLC, net of cash acquired	(64,274)	—	—
Acquisition of InFlowHealth, LLC	(6,088)	—	—
Acquisition of Aperek, Inc., net of cash acquired	—	(47,446)	—
Acquisition of TheraDoc, Inc., net of cash acquired	—	(108,561)	—
Acquisition of SYMMEDRx, net of cash acquired	—	—	(28,690)
Acquisition of Meddius, L.L.C, net of owner note receivable	—	—	(7,737)
Acquisition of MEMdata, LLC, net of cash acquired	—	—	(6,142)
Purchase of non-controlling interest in S2S Global	—	(14,518)	—
Investment in unconsolidated affiliates	(3,250)	(5,000)	—
Distributions received on equity investment	22,093	18,900	15,650
Decrease in restricted cash	—	5,000	—
Purchases of property and equipment	(76,990)	(70,734)	(55,740)
Other investing activities	(27)	—	—
Net cash used in investing activities	(159,636)	(231,873)	(397,103)
Financing activities
Payments made on notes payable	(2,143)	(1,403)	(9,297)
Proceeds from S2S Global revolving line of credit	—	1,007	6,000
Payments on S2S Global revolving line of credit	—	(14,715)	—
Proceeds from credit facility	150,000	—	60,000
Payments on credit facility	(150,000)	—	(60,000)
Payments made in connection with the origination of the credit facility	—	—	(2,511)
Proceeds from issuance of Class A common stock in connection with the IPO, net of underwriting fees and commissions	—	—	821,671
Payments made in connection with the IPO	—	—	(2,822)

	Year Ended June 30,
	2016	2015	2014
Purchases of Class B common units from member owners	—	—	(543,857)
Proceeds from issuance of PSHI common stock	—	—	300
Proceeds from notes receivable from partners	—	—	12,685
Proceeds from exercise of stock options under equity incentive plans	3,552	1,508	—
Proceeds from issuance of Class A common stock under stock purchase plan	2,317	—	—
Repurchase of vested restricted units for employee tax-withholding	(7,863)	(135)	(11)
Final remittance of net income attributable to former S2S Global minority shareholder	(1,890)	—	—
Distributions to limited partners of Premier LP	(92,707)	(92,212)	(319,687)
Payments to limited partners of Premier LP related to tax receivable agreements	(10,805)	(11,499)	—
Net cash used in financing activities	(109,539)	(117,449)	(37,529)
Net increase (decrease) in cash and cash equivalents	102,295	14,736	(66,510)
Cash and cash equivalents at beginning of year	146,522	131,786	198,296
Cash and cash equivalents at end of year	$248,817	$146,522	$131,786

Supplemental schedule of non cash investing and financing activities:
Issuance of limited partnership interest for notes receivable	$—	$—	$7,860
Payable to member owners incurred upon repurchase of ownership interest	$3,556	$2,046	$1,781
Reduction in tax receivable agreement liability related to departed member owners	$12,927	$2,007	$—
Reduction in redeemable limited partners' capital to reduce outstanding receivable	$—	$—	$28,009
Distributions and notes payable utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$5,407	$6,506	$6,227
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,493	$22,432	$22,351
Increase in redeemable limited partners' capital for adjustment to redemption amount, with offsetting decrease in additional paid-in capital and accumulated deficit	$(776,750)	$904,035	$2,741,588
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchanges by member owners	$267,681	$175,062	$—
Increase in additional paid-in capital related to quarterly exchanges by member owners and departure of member owners	$35,431	$18,097	$—
Increase in tax receivable agreement liability related to quarterly exchanges by member owners	$72,335	$57,177	$—
Increase in deferred tax assets related to quarterly exchanges by member owners	$99,841	$75,073	$—
Reduction in deferred tax assets related to departed member owners	$5,002	$201	$—
Increase in deferred tax assets related to purchase of non-controlling interest in S2S Global	$—	$5,243	$—
Increase in deferred tax assets and additional paid-in capital related to the Reorganization	$—	$—	$282,972
Increase in payables and decrease in additional paid-in capital pursuant to the tax receivable agreements	$—	$—	$186,077
Reduction in prepaid expenses and other current assets for IPO costs capitalized to additional paid-in capital	$—	$—	$2,822

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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. See Note 23 - Segments for further information related to the Company's reportable business segments. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States, a specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The performance services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services and insurance management services.
Basis of Presentation and Consolidation
Basis of Presentation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds an approximate 32% controlling general partner interest in, and, as a result, consolidates the financial statements of, Premier Healthcare Alliance, L.P. ("Premier LP"). The limited partners' approximate 68% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying consolidated balance sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's consolidated statements of income and within comprehensive income attributable to non-controlling interest in the consolidated statements of comprehensive income.
The member owners owned approximately 68% and 74% of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock at June 30, 2016 and 2015, respectively. During the year ended June 30, 2016, the member owners exchanged approximately 7.7 million of their Class B common units and associated Class B common stock for an equal amount of Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") following the consummation of the Company's initial public offering (the "IPO," and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013 (See Note 17 - Earnings (Loss) Per Share). See Note 2 - Initial Public Offering and Reorganization for further information on the Exchange Agreement. As a result, at June 30, 2016, the member owners owned approximately 68% of the Company's combined common stock through their ownership of Class B common stock, and the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges, owned approximately 32% of the Company's outstanding common stock.
Principles of Consolidation
After the completion of the Reorganization and IPO, Premier Healthcare Solutions, Inc. ("PHSI") became a consolidated subsidiary of the Company. PHSI is considered the predecessor of the Company for accounting purposes and accordingly, PHSI's consolidated financial statements are the Company's historical financial statements for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier

LP and its consolidated subsidiaries. See Note 2 - Initial Public Offering and Reorganization for further information related to the IPO and the Reorganization.
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, the consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring adjustments.
We have reclassified certain prior period amounts for deferred income tax assets to be consistent with the current period presentation (see Note 3 - Significant Accounting Policies).
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments and the allocation of purchase price are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Exchange Agreement
In connection with the Reorganization and IPO, Premier, Premier LP and the member owners entered into the Exchange Agreement which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the Exchange Agreement, subject to certain restrictions, commencing on October 31, 2014 and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's audit and compliance committee (or another committee of independent directors). This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
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
Tax Receivable Agreements
In connection with the Reorganization and IPO, Premier entered into a tax receivable agreement with the member owners which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of the tax receivable agreement, for as long as the member owner remains a limited partner, Premier has agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such tax receivable agreement) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in connection with the Reorganization, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to Premier entering into the tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreements.
GPO Participation Agreement
In connection with the Reorganization and IPO, Premier's member owners entered into GPO participation agreements with Premier LP which became effective upon the completion of the Reorganization and IPO. Pursuant to the terms of its GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or owned, leased, managed and affiliated facilities, through Premier's GPO supplier contracts. In addition, Premier's two largest regional GPO member owners, which represented, in the aggregate, approximately 16% of Premier LP's gross administrative fees revenue for fiscal year 2014, will each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. Subject to certain termination rights, these GPO participation agreements will be for an initial five-year term, although Premier LP's two largest regional GPO member owners have entered into agreements with seven-year terms.
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
Any newly admitted Premier LP limited partners will also become parties to the Exchange Agreement, the Registration Rights Agreement, the Voting Trust Agreement and the tax receivable agreements, in each case on the same terms and conditions as the then existing member owners (except that any Class B common units acquired by such newly admitted Premier LP limited partners will not be subject to the seven-year limitation on exchange of Class B common units set forth in the LP Agreement and the Exchange Agreement). Any newly admitted Premier LP limited partner will also enter into a GPO participation agreement with Premier LP.
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

•
the change from the 99% non-controlling interest held by the limited partners of Premier LP prior to the Reorganization to the approximately 78% non-controlling interest held by the limited partners of Premier LP subsequent to the Reorganization and IPO;

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

•
adjustments that give effect to the tax receivable agreement, including the effects of the increase in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners; and

•
estimated payments due to member owners pursuant to the tax receivable agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize) in the case of certain payments required to be made upon certain occurrences under such tax receivable agreements as a result of the increases in the tax basis of Premier LP's assets resulting from Premier's purchase of Class B common units from the member owners and of certain other tax benefits related to Premier entering into the tax receivable agreement.

Premier accounted for the Reorganization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification Topic 805, Business Combinations. Accordingly, after the Reorganization, the assets and liabilities of Premier are reflected at their carryover basis.
(3) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
We account for acquisitions using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
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
Costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue in the accompanying consolidated statements of income. The Company capitalized costs related to software developed for internal use of $61.0 million and $57.9 million during the years ended June 30, 2016 and 2015, respectively.
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
Intangible Assets
Definite-lived intangible assets consist primarily of acquired technology, customer relationships and trade names, and are amortized on a straight-line basis over their EUL. See Note 9 - Intangible Assets, Net.
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the definite-lived intangible asset is used, and the effects of obsolescence, demand and competition, as well as other economic factors.
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
The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2016.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $2.0 million and $2.6 million at June 30, 2016 and 2015, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying consolidated balance sheets at June 30, 2016 and 2015. The non-current portion of the deferred compensation plan assets, totaling $40.0 million and $37.5 million at June 30, 2016 and 2015, respectively, is included in long-term assets in the accompanying consolidated balance sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying consolidated balance sheets at June 30, 2016 and 2015. Unrealized gain (loss) of $(1.6) million, $(0.8) million and $2.0 million respectively, on plan assets as of June 30, 2016, 2015 and 2014, respectively, are included in other income (expense), net in the accompanying consolidated statements of income. Deferred compensation income (expense) from the change in the corresponding liability of $1.6 million, $0.8 million and $(2.0) million, respectively, are included in selling, general and administrative expense in the accompanying consolidated statements of income for the years ended June 30, 2016, 2015 and 2014, respectively.
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
The Company pays a revenue share equal to a percentage of gross administrative fees that the Company collects based upon purchasing by such members and their owned, leased, managed or affiliated facilities through its GPO supplier contracts. Revenue share is recognized according to the members' contractual agreements with the Company as the related administrative fees revenue is recognized. Considering GAAP relating to principal/agent considerations under revenue recognition principles, revenue share is recorded as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue amount, which amount is included in service revenue in the accompanying consolidated statements of income.
Other Services and Support Revenue
Performance services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 90 to 170 days following contract execution before the SaaS informatics products can be fully utilized by the member.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and advisory services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE"), third-party evidence ("TPE") or the estimated selling price ("ESP"), provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. The Company establishes VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.
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
Performance Guarantees
On limited occasions, the Company enters into agreements which provide for guaranteed performance levels to be achieved by the member over the term of the agreement. In situations with significant performance guarantees, the Company defers revenue recognition until the amount is fixed and determinable and all contingencies, including any refund rights, have been satisfied. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings.
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
Amortization of purchased intangible assets includes the amortization of all identified definite-lived intangible assets resulting from acquisitions.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income and were $3.3 million, $2.2 million and $1.7 million for the years ended June 30, 2016, 2015 and 2014, respectively.
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

Basic and Diluted Earnings (Loss) per Share
Basic earnings (loss) per share ("EPS") is calculated by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, as part of their simplification initiatives. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted this standard as allowed as of December 31, 2015. The Company retroactively adjusted deferred tax assets and liabilities as they would have been reported at June 30, 2015 in accordance with ASU 2015-17 (see Note 20 - Income Taxes).
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting Measurement-Period Adjustments. Under this standard, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company early adopted the new standard as allowed effective January 1, 2016. The adoption of ASU 2015-16 did not result in any significant changes in the Company's results of operations or statement of position. For further information, see Note 10 - Goodwill.
Recently Issued Accounting Standards Not Yet Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03 Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 states that the SEC staff would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” This standard will be effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. The guidance has no impact on the Company’s accounting for debt issuance costs associated with its line-of-credit.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new standard will be effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"s) or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). In some cases, consolidation conclusions will change under the new guidance and, in other cases, a reporting entity will provide additional disclosures if an entity that currently is not considered a VIE is considered a VIE under the new guidance. The new standard will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The new standard allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company for the fiscal year beginning July 1, 2016. The Company has completed its evaluation and has concluded there is no material impact from the adoption of the new standard on its consolidated financial statements other than providing additional disclosures regarding its consolidation of Premier LP.
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
The FASB subsequently issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015 to defer the effective date of the new standard for all entities by one year. The new standard, as amended, will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption as of the original effective date for public entities will be permitted.
The FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, in March 2016 related to a third party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The standard requires principals to recognize revenue for the gross amount and agents to recognize revenue for the amount of any fee or commission it expects to be entitled. The new standard, as amended, will be effective with ASU 2014-09.
In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies specific aspects of ASU 2014-09, Revenue from Contracts with Customers, clarifying how to identify performance obligations and guidance related to licensing implementation. This new standard provides guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. The new standard, as amended, will be effective with ASU 2014-09.
In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies specific aspects of ASU 2014-09, Revenue from Contracts with Customers, clarifying how to identify performance obligations and guidance related to its promise in granting a license of intellectual property. This new standard provides guidance to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost. The new standard also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property to help determine whether it recognizes revenue over time or at a point in time and addresses how entities should consider license renewals and restrictions. The new standard, as amended, will be effective with ASU 2014-09.

The new revenue recognition standards, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standards on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.
(4) BUSINESS ACQUISITIONS
Acquisition of InFlowHealth, LLC
On October 1, 2015, PHSI acquired all of the limited liability company membership interests of InFlowHealth, LLC ("InFlow") for $6.1 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow’s future annual contractual subscription revenues above certain thresholds through December 31, 2019. As of June 30, 2016, the Company valued the earn-out at $4.1 million related to the contingent purchase price, of which $0.5 million is classified as current and included in other current liabilities and $3.6 million is classified as long-term and included in other non-current liabilities in the consolidated balance sheet. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios, although this value is not indicative of a known amount to be paid. The selling members also received restricted stock units of the Company with an aggregate equity grant value of $2.1 million, which vest over a three-year period with restrictions tied to continued employment.
InFlow is a SaaS-based software developer that specializes in improving the operational, financial and strategic performance of physician practices. InFlow’s software allows physicians to identify opportunities for improvement and guide physician practice budgeting and strategic investments by aggregating financial and operational data from physicians in medical groups across the United States. The software is designed to provide actionable insights into among other things, practice capacity, patient volumes, productivity and staffing ratios, revenue cycle performance, patient demographics, referral patterns and overall compensation.
The Company has accounted for the InFlow acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 9 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The InFlow acquisition resulted in the recognition of approximately $5.9 million of goodwill (see Note 10 - Goodwill) attributable to the anticipated profitability of InFlow. The InFlow acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The calculation of the earn-out is based on future revenues as defined in the purchase agreement. In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings under other expenses, net. The Company reports InFlow as part of its performance services segment.
Acquisition of CECity.com, Inc.
On August 20, 2015, PHSI acquired 100% of the outstanding shares of capital stock of CECity.com, Inc. (“CECity”), a Delaware corporation, for $398.3 million. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company’s credit facility (see Note 13 - Debt). CECity is a cloud-based healthcare solutions provider, specializing in performance management and improvement, pay-for-value reporting and professional education. CECity offers turnkey solutions for clinical data registries, continuing medical education, maintenance of certification, performance improvement, pay-for-value reporting and life-long professional development.
The Company has accounted for the CECity acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 9 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The CECity acquisition resulted in the recognition of approximately $274.0 million of goodwill (see Note 10 - Goodwill) which reflects a premium relative to the fair value of the identified assets due to the strategic importance of the transaction to the Company and the CECity business model which does not rely extensively on tangible assets as well as the anticipated profitability of CECity. The CECity acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as of the CECity acquisition date of August 20, 2015 (in thousands):

Acquisition Date Fair Value
Purchase price	$400,000
Working capital adjustment	(28)
Total purchase price	399,972
Less: cash acquired	(1,708)
Total purchase price, net of cash acquired	398,264
Accounts receivable	3,877
Other current assets	295
Property and equipment	605
Intangible assets	125,400
Total assets acquired	130,177
Other current liabilities	5,871
Total liabilities assumed	5,871
Goodwill	$273,958
Approximately $4.0 million of pretax transaction-related costs related to the CECity acquisition are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2016, respectively. The Company reports CECity as part of its performance services segment.
Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition of Healthcare Insights, LLC
On July 31, 2015, PHSI acquired all of the limited liability company membership interests of Healthcare Insights, LLC (“HCI”) for $64.3 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI’s revenues during the 12 months ending December 31, 2017 as defined in the purchase agreement. As of June 30, 2016, the fair value of the earn-out liability related to the HCI acquisition is zero. HCI has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which includes budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care.
The Company has accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 9 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The HCI acquisition resulted in the recognition of approximately $42.4 million of goodwill (see Note 10 - Goodwill) attributable to the anticipated profitability of HCI. The HCI acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
The calculation of the earn-out is based on future revenues as defined in the purchase agreement. In accordance with GAAP, the Company is required to fair-value the earn-out liability at each reporting period with any adjustments to the earn-out recorded in earnings in other expense, net. The Company reports HCI as part of its performance services segment.
Acquisition of Non-Controlling Interest in S2S Global
On February 2, 2015, the Company purchased the remaining 40% of the outstanding limited liability company membership interests of SVS LLC d/b/a S2S Global ("S2S Global") for approximately $14.5 million. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date. The Company utilized available funds on hand to complete the acquisition and pay-off the S2S Global line of credit (see Note 13 - Debt).

Acquisition of TheraDoc, Inc.
On September 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of TheraDoc, Inc. ("TheraDoc") for approximately $108.6 million. TheraDoc is a leading provider of clinical surveillance software to healthcare organizations across the country that brings together disparate data from a hospital's source systems and helps alert clinicians to potential risks. The Company utilized available funds on hand to complete the acquisition.
Acquisition of Aperek, Inc.
On August 29, 2014, the Company completed the acquisition of 100% of the outstanding shares of Aperek, Inc. ("Aperek"), (formerly Mediclick), for approximately $47.4 million. Aperek is a SaaS-based supply chain solutions company focused on purchasing workflow and analytics. The Company utilized available funds on hand to complete the acquisition.
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2016
Corporate debt securities	$33,267	$—	$(135)	$33,132
Asset-backed securities	14,755	3	(1)	14,757
	$48,022	$3	$(136)	$47,889

June 30, 2015
Commercial paper	$43,067	$12	$—	$43,079
U.S. government debt securities	101,597	66	(8)	101,655
Corporate debt securities	211,079	34	(129)	210,984
Asset-backed securities	59,692	12	(10)	59,694
	$415,435	$124	$(147)	$415,412
Commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are classified as current and long-term marketable securities in the accompanying consolidated balance sheets.
The decline in the fair market value of corporate debt securities is attributable to changes in interest rates and not credit quality. The Company does not intend to sell the corporate debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the corporate debt securities before recovery of their amortized cost bases, which may be maturity. The Company does not consider the corporate debt securities to be other-than temporarily impaired at June 30, 2016.
At June 30, 2016, the Company had marketable securities with the following maturities (in thousands):

	Cost	Fair Market Value
Due in one year or less	$17,768	$17,759
Due after one year through five years	30,254	30,130
	$48,022	$47,889

See Note 6 - Fair Value Measurements for further discussion related to the Company’s measurement of fair market value for its marketable securities.

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company measures the following assets at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Cash equivalents	$83,846	$83,846	$—	$—
Corporate debt securities	33,132	—	33,132	—
Asset-backed securities	14,757	—	14,757	—
Deferred compensation plan assets (a)	41,917	41,917	—	—
Total assets	$173,652	$125,763	$47,889	$—
Earn-out liabilities (b)	4,128	—	—	4,128
Total liabilities	$4,128	$—	$—	$4,128

June 30, 2015
Cash equivalents	$33,434	$33,434	$—	$—
Commercial paper	43,079	—	43,079	—
U.S. government debt securities	101,655	34,145	67,510	—
Corporate debt securities	210,984	—	210,984	—
Asset-backed securities	59,694	—	59,694	—
Deferred compensation plan assets (a)	40,057	40,057	—	—
Total assets	$488,903	$107,636	$381,267	$—

(a)	Deferred compensation plan assets consist of highly liquid mutual fund investments.

(b)	Earn-out liabilities incurred in connection with acquisitions of InFlow and HCI, valued at $4.1 million and zero, respectively, at June 30, 2016.
Cash equivalents are included in cash and cash equivalents; commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities are included in current and long-term marketable securities (see Note 5 - Marketable Securities); the current portion of deferred compensation plan assets is included in prepaid expenses and other current assets ($2.0 million and $2.6 million at June 30, 2016 and June 30, 2015, respectively) in the accompanying consolidated balance sheets. The fair value of the Company's commercial paper, corporate debt securities, U.S. government debt securities and asset-backed securities, classified as Level 2, are valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active. The Company had no assets or liabilities for which fair value is measured on a recurring basis at June 30, 2015 that would be classified as Level 3. At June 30, 2016, the Company's earn-out liabilities are classified as Level 3. The fair value of the earn-out liabilities was determined using the Monte Carlo simulation method.
Non-Recurring Fair Value Measurements
During the year ended June 30, 2016, no non-recurring fair value measurements were required relating to the testing of goodwill and intangible assets for impairment, however the purchase price allocations required significant non-recurring Level 3 inputs (see Note 4 - Business Acquisitions). The preliminary fair values of the acquired intangible assets resulting from the acquisitions of CECity, HCI and InFlow were determined using the income approach.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates carrying value because of the short-term nature of these financial instruments. The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.7 million and $0.6 million at June 30, 2016 and June 30, 2015, respectively, based on an assumed market interest rate of 2.1% at June 30, 2016 and 1.6% at June 30, 2015, respectively.

(7) ACCOUNTS RECEIVABLE, NET
Trade accounts receivable consist primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consist of amounts receivable from fees for supply chain services for members utilizing the Company's integrated pharmacy services related to contract negotiation and administration, claims data, rebate processing and evaluation of current pharmacy formulary and utilization. Other receivables consist primarily of interest receivable on marketable securities.
Accounts receivable, net consists of the following (in thousands):

	June 30,
	2016	2015
Accounts receivable	$112,443	$88,078
Managed services receivable	33,728	10,941
Other	234	1,254
	146,405	100,273
Allowance for doubtful accounts	(1,981)	(1,153)
Accounts receivable, net	$144,424	$99,120
(8) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

		June 30,
	Useful life	2016	2015
Capitalized software	3-5 years	$361,864	$298,106
Computer hardware	3-5 years	53,547	46,806
Furniture and other equipment	5 years	8,102	7,630
Leasehold improvements	Lesser of estimated useful life or term of lease	16,318	15,768
		439,831	368,310
Accumulated depreciation and amortization		(265,751)	(220,685)
Property and equipment, net		$174,080	$147,625
Depreciation and amortization expense related to property and equipment for the years ended June 30, 2016, 2015 and 2014 was $51.1 million, $45.2 million and $36.8 million, respectively. Unamortized capitalized software costs at June 30, 2016 and 2015 were $146.0 million and $120.4 million, respectively.
During the year ended June 30, 2015, the Company recognized a loss on disposal of long-lived assets of approximately $15.2 million primarily comprised of $13.3 million in capitalized software costs, which were included in the performance services segment. The Company specifically identified these capitalized software assets as having no future economic benefit in conjunction with the on-going integration of the TheraDoc acquisition during its annual inventory process in May 2015. See Note 4 - Business Acquisitions. The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2016 and 2014.

(9) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

		June 30,
	Useful Life	2016	2015
Technology	5.0 years	$143,727	$34,524
Customer relationships	8.3 years	48,120	16,120
Trade names	7.0 years	13,160	5,760
Non-compete agreements	5.0 years	4,080	80
Total intangible assets		209,087	56,484
Accumulated amortization		(50,870)	(17,815)
Total intangible assets, net		$158,217	$38,669
The increase in intangible assets, net was due to the CECity, HCI and InFlow acquisitions completed during the year ended June 30, 2016 (see Note 4 - Business Acquisitions). Amortization expense of intangible assets was $33.1 million, $9.1 million and $3.1 million for the years ended June 30, 2016, 2015 and 2014, respectively. Amortization expense related to technology was $25.2 million, $6.1 million and $1.5 million for the years ended June 30, 2016, 2015 and 2014, respectively. During the year ended June 30, 2015, the Company wrote-off approximately $11.6 million in fully amortized intangible assets.
The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2017	$35,855
2018	35,332
2019	33,776
2020	28,975
2021	7,864
Thereafter	13,015
Total amortization expense (a)	$154,817

(a)
Estimated aggregate amortization expense for the next five fiscal years and thereafter excludes amortization on technology under development, which is classified as technology in the total intangible assets table, of $3.4 million, as these assets have not yet been completed.

The net carrying value of intangible assets by segment is as follows (in thousands):

	June 30,
	2016	2015
Supply Chain Services	$—	$347
Performance Services	158,217	38,322
	$158,217	$38,669

(10) GOODWILL
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments during the measurement period	Total
Balance at June 30, 2015	$31,765	$183,880	$—	$215,645
CECity acquisition (a)	—	273,713	245	273,958
HCI acquisition (a)	—	41,905	534	42,439
InFlow acquisition (a)	—	5,827	93	5,920
Balance at June 30, 2016	$31,765	$505,325	$872	$537,962

(a)	See Note 4 - Business Acquisitions.
(11) OTHER LONG-TERM ASSETS
Other long-term assets consist of the following (in thousands):

	June 30,
	2016	2015
Investments	$16,800	$14,283
Deferred loan costs, net	1,595	2,095
Other	10,895	759
Total other long-term assets	$29,290	$17,137
The Company recorded $0.5 million, $0.3 million and $0.2 million in amortization expense on deferred loan costs during the years ended June 30, 2016, 2015 and 2014, respectively. Amortization expense on deferred loan costs is recognized based on the straight-line method, which approximates the effective interest method, and is included in interest and investment income, net in the consolidated statements of income.
Included in Other at June 30, 2016 is a $10.0 million net prepayment to a distributor, which was funded in order to receive additional discounts on product purchases.
(12) INVESTMENTS
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company, through PSCI, held 50% of the membership units in Innovatix at June 30, 2016 and 2015. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $9.0 million and $9.3 million at June 30, 2016 and 2015, respectively, and is classified as long-term and included in other assets in the accompanying consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income was $21.8 million, $21.3 million and $17.0 million for the years ended June 30, 2016, 2015 and 2014, respectively, all of which is included in the supply chain services segment.
On May 1, 2015, the Company, through its consolidated subsidiary, PSCI, purchased 5,000,000 units of Class B Membership Interests in PharmaPoint, LLC ("PharmaPoint") for $5.0 million, which represented a 28% ownership interest in PharmaPoint. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting. The carrying value of the Company's investment in PharmaPoint was $4.6 million and $5.0 million at June 30, 2016 and 2015, respectively, and is classified as long-term and included in other assets in the accompanying consolidated balance sheets. The Company's share of PharmaPoint's net loss was $0.4 million and $0.1 million for the years ended June 30, 2016 and 2015, respectively. The PharmaPoint net loss is included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income and is included in the supply chain services segment.
The Company obtained a 49% ownership interest in Pharmacy Quality Solutions, Inc. (“PQS”) through its acquisition of CECity in August 2015 (see Note 4 - Business Acquisitions). PQS provides medication use quality assessment services through its EquiPP platform which is utilized by U.S. pharmacies, including major retail chains with monthly medication data for approximately 40 million individuals. The Company recorded zero net income from unconsolidated affiliates for the year ended June 30, 2016. The Company accounts for its investment in PQS under the equity method. The carrying value of the Company's investment in PQS was zero at June 30, 2016.
On January 28, 2016, the Company, through its consolidated subsidiary, PSCI, purchased 5,250,000 Class B Membership Units in BloodSolutions, LLC ("Bloodbuy") for $2.3 million, which represented a 15% ownership interest in Bloodbuy. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a board member. The carrying value of the Company's investment in Bloodbuy was $2.2 million at June 30, 2016, and is classified as long-term and included in other assets in the accompanying consolidated balance sheets. The Company's share of Bloodbuy's net loss was $0.1 million for the year ended June 30, 2016. The Bloodbuy net loss is included in equity in net income from unconsolidated affiliates in the accompanying consolidated statements of income and is included in the supply chain services segment.
(13) DEBT
Long-term debt consists of the following (in thousands):

	Commitment Amount		June 30, 2016	June 30, 2015
		Due Date	Balance Outstanding	Balance Outstanding
Credit Facility	$750,000	June 24, 2019	$—	$—
Notes Payable	—	Various	19,342	17,935
			19,342	17,935
Less: current portion			(5,484)	(2,256)
Total long-term debt			$13,858	$15,679
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
At the Company's option, committed loans may be in the form of eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. To fund the CECity acquisition the Company utilized $150.0 million of the Credit Facility (see Note 4 - Business Acquisitions), of which $50.0 million was repaid in each of November 2015, February 2016 and May 2016. At June 30, 2016, the interest rate for three-month Eurodollar Rate Loans was 1.779% and the interest rate for Base Rate Loans was 3.625%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the credit facility. At June 30, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant calculations use EBITDA, a non-GAAP measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at June 30, 2016.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions and other general corporate purposes. As of June 30, 2016 and 2015, there were no outstanding borrowings under the Credit Facility. As of June 30, 2016, the Company had approximately $25.0 million available under the letter of credit commitments.
Interest expense incurred during the year ended June 30, 2016 was $2.7 million and cash paid for interest during the year ended June 30, 2016 was $2.1 million.
S2S Global Line of Credit
On February 2, 2015, the Company purchased the remaining 40% of the outstanding limited liability company membership interests of S2S Global. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date.
Notes Payable
At June 30, 2016 and 2015, the Company had $19.3 million and $17.9 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $5.5 million and $2.2 million, respectively, are included in current portion of long-term debt and $13.9 million and $15.7 million, respectively, are included in long-term debt, less current portion, in the accompanying consolidated balance sheets. Notes payable generally have stated maturities of five years from their date of issuance.
Future minimum principal payments as of June 30, 2016 are as follows (in thousands):

2017	$5,484
2018	7,995
2019	260
2020	2,420
2021	3,183
Thereafter	—
Total principal payments	$19,342

(14) OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following (in thousands):

	June 30,
	2016	2015
Deferred rent	$16,049	$15,996
Reserve for uncertain tax positions	3,815	3,436
Earn-out liability, less current portion	3,659	—
Accrued compensation	455	1,482
Total other long-term liabilities	$23,978	$20,914
(15) REDEEMABLE LIMITED PARTNERS' CAPITAL
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
Redeemable limited partners' capital represents the member owners' 68% ownership of Premier LP at June 30, 2016. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is still required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement, and is classified as temporary equity in the mezzanine section of the consolidated balance sheet at June 30, 2016. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the years ended June 30, 2016, 2015 and 2014 the Company recorded an adjustment to fair value for the redemption amount to redeemable limited partners' capital of $(776.8) million, $904.0 million and $2,741.6 million respectively.
During the year ended June 30, 2016, the Company recorded a reduction of $267.7 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement. The following table summarizes the number of Class B common units and associated shares of Class B common stock exchanged by member owners for a like number of shares of the Company's Class A common stock during the year ended June 30, 2016 (in thousands, except share amounts):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2015	91,374	$3,268
November 2, 2015	5,830,458	206,281
February 1, 2016	1,591,807	51,049
May 2, 2016	209,359	7,083
	7,722,998	$267,681

The table below shows the changes in redeemable limited partners' capital classified as temporary equity from June 30, 2013 to June 30, 2016 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2013	$(56,571)	$364,219	$(13)	$307,635
Issuance of redeemable limited partnership interest for notes receivable	(7,860)	7,860	—	—
Receipts on receivables from limited partners	12,706	—	—	12,706
Distributions and reductions applied to receivables from limited partners	33,586	(28,009)	—	5,577
Redemption of limited partners	—	(1,781)	—	(1,781)
Net income attributable to Premier LP	—	303,336	—	303,336
Distributions to limited partners	—	(348,277)	—	(348,277)
Contribution of PHSI common stock in connection with the IPO	—	76,916	—	76,916
Purchase of Class A common units from Premier LP	—	247,742	—	247,742
Purchase of Class B common units from PHSI	—	30,072	—	30,072
Acquisition of non-controlling interest from members	—	(131,000)	(3)	(131,003)
Net unrealized gain on marketable securities	—	—	163	163
Adjustment to redemption amount	—	2,741,588	—	2,741,588
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	6,506	—	—	6,506
Redemption of limited partners	—	(2,046)	—	(2,046)
Net income attributable to Premier LP	—	194,206	—	194,206
Distributions to limited partners	—	(92,273)	—	(92,273)
Net unrealized loss on marketable securities	—	—	(155)	(155)
Exchange of Class B common units for Class A common stock by member owners	—	(175,115)	—	(175,115)
Adjustment to redemption amount	—	904,035	—	904,035
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Distributions and notes payable applied to receivables from limited partners	5,407	—	—	5,407
Redemption of limited partners	—	(4,281)	—	(4,281)
Net income attributable to Premier LP	—	193,547	—	193,547
Distributions to limited partners	—	(92,767)	—	(92,767)
Net unrealized loss on marketable securities	—	—	(77)	(77)
Exchange of Class B common units for Class A common stock by member owners	—	(267,681)	—	(267,681)
Adjustment to redemption amount	—	(776,750)	—	(776,750)
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the years ended June 30, 2016 and 2015.
During the year ended June 30, 2016, six limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying consolidated balance sheets.
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
Premier LP made a quarterly distribution on November 25, 2015 to its limited partners of $23.1 million, which is equal to Premier LP's total taxable income for the three months ended September 30, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on February 25, 2016 to its limited partners of $22.5 million, which is equal to Premier LP's total taxable income for the three months ended December 31, 2015 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on May 26, 2016 to its limited partners of $24.7 million, which is equal to Premier LP's total taxable income for the three months ended March 31, 2016 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP made a quarterly distribution on August 25, 2016 to its limited partners of $22.5 million, which is equal to Premier LP's total taxable income for the three months ended June 30, 2016 multiplied by the Company's stand-alone effective combined federal, state and local income tax rate. The distribution is reflected in limited partners' distribution payable in the accompanying consolidated balance sheet at June 30, 2016.
(16) STOCKHOLDERS' DEFICIT
As of June 30, 2016, there were 45,995,528 shares of the Company's Class A common stock, par value $0.01 per share, and 96,132,723 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
(17) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share of Premier is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to stockholders reflects the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units, shares of non-vested performance share awards, shares that could be issued under the outstanding stock options and the effect of the assumed redemption of Class B common shares through the issuance of Class A common shares.
The following table provides a reconciliation of common shares used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2016 (d)	2015 (d)	2014 (e)
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$818,364	$(865,292)	$(2,713,256)

Numerator for diluted earnings (loss) per share:
Net income attributable to stockholders	$818,364	$—	$—
Adjustment of redeemable limited partners' capital to redemption amount	(776,750)	—	—
Net income attributable to non-controlling interest in Premier LP	193,547	—	—
Net income	235,161	—	—
Tax effect on Premier Inc. net income (a)	(41,497)	—	—
Adjusted net income	$193,664	$—	$—

Denominator for basic earnings (loss) weighted average shares (b)	42,368	35,681	25,633

Denominator for diluted earnings (loss) per share:
Effect of dilutive securities: (c)
Stock options	348	—	—
Restricted stock	589	—	—
Performance share awards	1,429	—	—
Class B shares outstanding	100,574	—	—
Denominator for diluted earnings (loss) per share-adjusted:
Weighted average shares and assumed conversions	145,308	35,681	25,633

Basic earnings (loss) per share	$19.32	$(24.25)	$(105.85)
Diluted earnings (loss) per share	$1.33	$(24.25)	$(105.85)

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2016, 2015 and 2014, respectively.

(c)
For the year ended June 30, 2016, the effect of 1,292 stock options were excluded from the diluted weighted average shares outstanding as they have an anti-dilutive effect on the weighted average shares outstanding. For the year ended June 30, 2015, the effect of 60, 354 and 634 stock options, restricted stock units and performance share awards, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective period. Further, 106,383 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period presented. For the year ended June 30, 2014, the effect of 124 restricted stock units were excluded from the diluted weighted average shares outstanding due to the net loss sustained for the respective period. Further, 112,511 Class B common units exchangeable for Class A common shares was excluded from the dilutive weighted average shares outstanding because to do so would have been anti-dilutive for the period presented.

(d)	The weighted average shares calculation is based on Premier, Inc. common shares outstanding for the years ended June 30, 2016 and 2015.

(e)
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

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2015	91,374	91,374	106,078,063	106,078,063	37,762,544	74%/26%
November 2, 2015	5,830,458	5,830,458	100,150,698	100,150,698	43,600,976	70%/30%
February 1, 2016	1,591,807	1,591,807	96,802,070	96,802,070	45,239,204	68%/32%
May 2, 2016	209,359	209,359	96,132,723	96,132,723	45,554,075	68%/32%
August 1, 2016 (a)	1,323,654	1,323,654	94,809,069	94,809,069	47,365,528	67%/33%

(a)	As the quarterly exchange occurred on August 1, 2016, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2016.
(18) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $48.7 million, $28.5 million and $19.5 million for the years ended June 30, 2016, 2015 and 2014, respectively, with a resulting deferred tax benefit of $18.5 million, $10.8 million and $7.4 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company's current effective income tax rate due to enacted state income tax rate changes.
At June 30, 2016, there was $31.0 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.88 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of June 30, 2016, there were 5,493,425 shares available for grant under the 2013 Equity Incentive Plan.

Restricted Stock
Restricted stock units ("RSU") and restricted stock awards ("RSA") issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. The following table includes information related to restricted stock unit awards for the year ended June 30, 2016:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	819,091	$28.15
Granted	255,780	$35.10
Vested	(630,818)	$27.17
Forfeited	(40,936)	$30.33
Outstanding at June 30, 2016	403,117	$33.86
At June 30, 2016, there was $8.1 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 1.93 years.
Performance Share Awards
Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the year ended June 30, 2016:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2015	1,091,868	$28.19
Granted	380,349	$35.50
Vested (a)	—	$—
Forfeited	(28,509)	$32.93
Outstanding at June 30, 2016	1,443,708	$30.02

(a)
As of June 30, 2016, 815,016 performance shares vested but were subject to approval by the Compensation Committee of the Company's Board of Directors. These shares were included in the number of awards outstanding at June 30, 2016. The distribution of vested shares was approved on August 10, 2016 and distributed on August 23, 2016, on which date the classification of the shares was changed from outstanding to vested.

At June 30, 2016, there was $12.2 million of unrecognized stock-based compensation expense related to performance share awards that will be amortized over 1.84 years.
Stock Options
Stock options have a term of 10 years from the date of grant. Vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years. The following table includes information related to stock options for the year ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,643,078	$28.24
Granted	863,717	$35.47
Exercised	(129,458)	$27.44
Forfeited	(62,676)	$34.16
Outstanding at June 30, 2016	3,314,661	$30.04

Outstanding and exercisable at June 30, 2016	2,074,973	$27.51

The aggregate intrinsic value of stock options outstanding at June 30, 2016 and 2015 was $11.3 million and $27.0 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2016 and 2015 was $10.8 million and $15.0 million, respectively. At June 30, 2016 and 2015, the aggregate intrinsic value of stock options expected to vest was $0.5 million and $12.0 million, respectively. The intrinsic value of stock options exercised during the year ended June 30, 2016 and 2015 was $0.8 million and $0.5 million, respectively. There were no stock options exercised during the year ended June 30, 2014.
At June 30, 2016, there was $10.7 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 1.91 years.
The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option pricing model, applying the following assumptions, and amortizes expense over the option's vesting period using the straight-line attribution approach:

	June 30,
	2016	2015	2014
Expected life (a)	6 years	6 years	6 years
Expected dividend (b)	—	—	—
Expected volatility (c)	32.7% - 33.5%	34.8% - 39.5%	42.0%
Risk-free interest rate (d)	1.15% - 1.82%	1.66% - 1.89%	1.71%
Weighted average option grant date fair value	$11.11 - $12.40	$12.82 - $14.15	$11.46

(a)
The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.

(b)	No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.

(c)	The expected volatility rate is based on the observed historical volatilities of comparable companies.

(d)	The risk-free interest rate was interpolated from the five-year and seven-year United States Treasury constant maturity market yield as of the date of the grant.
(19) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
The Company has a defined contribution 401(k) retirement savings plan ("the 401(k) plan") which covers employees who meet certain age and service requirements.
The Company had a defined contribution pension plan that was terminated in December 2014 and subsequently incorporated into the Company's defined contribution 401(k) plan. The pension plan provided for monthly contributions of 5% of the participant's compensation, not to exceed certain limits. Pension expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $3.9 million and $8.2 million for the years ended June 30, 2015 and 2014, respectively.
The 401(k) plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions up to 4% of the participant's compensation, not to exceed certain limits. The 401(k) expense, included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $8.5 million, $6.6 million and $6.8 million for the years ended June 30, 2016, 2015 and 2014, respectively.
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
(20) INCOME TAXES
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

Significant components of the consolidated expense for income taxes are as follows, (in thousands):

	June 30,
	2016	2015	2014
Current:
Federal	$19,765	$15,240	$14,331
State	4,242	2,808	3,558
Total current expense	24,007	18,048	17,889
Deferred:
Federal	15,703	15,770	8,832
State	10,011	2,524	988
Total deferred expense	25,714	18,294	9,820
Provision for income taxes	$49,721	$36,342	$27,709
The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes. A reconciliation of the amount at the statutory federal income tax rate to the actual tax expense is as follows, (in thousands):

	June 30,
	2016	2015	2014
Computed tax expense	$99,709	$94,895	$126,115
Partnership income (federal) not subject to tax to the Company	(85,063)	(82,751)	(109,445)
State taxes (net of federal benefit)	664	1,961	2,136
Meals and entertainment and other permanent items	1,051	1,840	972
Research and development credits	(1,562)	(2,160)	(639)
Benefit on subsidiaries treated separately for income tax purposes	(7,497)	(6,323)	—
Gain on intercompany sale of Premier Plans, LLC	—	—	11,908
Change in valuation allowance	36,279	28,210	(3,150)
Deferred tax revaluation	8,080	—	—
Other	(1,940)	670	(188)
Provision for income taxes	$49,721	$36,342	$27,709
Effective income tax rate	17.5%	13.4%	7.7%
The effective tax rate has increased from the prior years as a result of the increase in valuation allowance recorded against deferred tax assets and PHSI and tax expense associated with revaluing the deferred tax assets at Premier associated with a reduction in the North Carolina state income tax rate for years 2016 and beyond that was not present in the prior year.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2016 and 2015 are presented below (in thousands):

	June 30,
	2016	2015
Deferred tax asset
Partnership basis differences in Premier LP	$413,408	$337,889
Stock compensation	36,884	18,079
Accrued expenses	33,438	34,281
Net operating losses and credits	24,753	8,791
Other	5,073	7,301
Total deferred tax assets	513,556	406,341
Valuation allowance for deferred tax assets	(64,958)	(28,679)
Net deferred tax assets	448,598	377,662
Deferred tax liability
Purchased intangible assets and depreciation	(25,749)	(23,939)
Net deferred tax asset	$422,849	$353,723
At June 30, 2016, the Company had federal and state net operating loss carryforwards of $49.6 million and $52.5 million, respectively, primarily attributable to PHSI. The resulting federal and state deferred tax assets are approximately $17.4 million and $2.3 million, respectively. The federal and state net operating loss carryforwards expire between the years ended June 30, 2018 through June 30, 2036, unless utilized. We believe it is more likely than not that a portion of these net operating loss will be carried back to offset tax liabilities in the prior years. However, there are federal and state loss carryforwards for which a valuation allowance was established as these losses are not expected to be utilized prior to their expiration.
At June 30, 2016, the Company had federal research and development credit carryforwards of $5.1 million and nominal state credit carryforwards. The federal credit carryforwards expire at various times between the years ended June 30, 2020 through June 30, 2036, unless utilized. A valuation allowance was established as the Company believes it is more likely than not that a significant portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company's assessment, we have concluded that it is more likely than not that some of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $65.0 million against its deferred tax assets at June 30, 2016, an increase of $36.3 million from the $28.7 million valuation allowance recorded as of June 30, 2015.
As of June 30, 2016 and 2015, the Company had recognized net deferred tax assets of $422.8 million and $353.7 million, respectively. The increase of $69.1 million in deferred tax assets was primarily attributable to (i) the increase of $99.8 million in connection with the exchange of member owner Class B common units pursuant to the Exchange Agreement that occurred during fiscal year 2016 and (ii) $18.6 million recorded in the ordinary course of business, partially offset by (i) reductions in deferred tax assets of $8.0 million recorded in connection with adjusting the basis in assets related to the North Carolina state income tax rate reduction, (ii) a $5.0 million decrease in deferred tax asset attributable to tax receivable payments that are no longer due to departed member owners and (iii) a valuation allowance recorded against deferred tax assets of $36.3 million at PHSI. The deferred tax benefits of $94.8 million associated with the exchanges of member owner Class B shares and departed member owners are directly reported to contributed capital, resulting in a deferred income tax expense of $25.7 million in the year ended June 30, 2016.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating into current and non-current. As noted in Note 3 - Significant Accounting Policies, the Company elected to early adopt the provisions of this guidance on a retrospective basis, the result of which was to reclassify approximately $8.0 million of deferred tax assets classified as current to non-current at June 30, 2015.

In accordance with the prescribed guidance, the Company’s consolidated balance sheet at June 30, 2015 has been retrospectively adjusted to apply the new guidance as summarized in the table below (in thousands):

	June 30, 2015		June 30, 2015
	As Reported	Adjustment	As Adjusted
Deferred income tax asset - current	$8,005	$(8,005)	$—
Deferred income tax asset	345,718	8,005	353,723
Total	$353,723	$—	$353,723
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet. A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the years ended June 30, 2016, 2015 and 2014 are as follows:

	June 30,
	2016	2015	2014
Beginning of year balance	$3,436	$1,438	$759
Increases in prior period tax positions	318	1,185	353
Decreases in prior period tax positions	(201)	—	—
Decreases due to lapse in statute of limitations	(721)	(225)	(253)
Increases in current period tax positions	1,549	1,038	579
End of year balance	$4,381	$3,436	$1,438
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision and effective tax rate would be impacted by $3.4 million, $3.2 million and $1.4 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2016, 2015 and 2014, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $0.4 million and $0.2 million at June 30, 2016 and 2015.
The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions at June 30, 2016 will change in the next twelve months; however, the Company does not expected the changes to have a material impact on its consolidated financial statements.
In the second quarter of fiscal year 2016, the IRS examination of PHSI’s income tax return for tax year ended June 30, 2013 was settled with no adjustment. Federal tax returns for tax years ended June 30, 2014 and 2015 remain open as of June 30, 2016. Furthermore, the Company is subject to ongoing state and local examinations for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s financial position or results of operations, nor does the company anticipate a material impact in the future.
The Company made cash tax payments of $24.9 million during the year ended June 30, 2016.
(21) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of June 30, 2016. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $66.8 million, $60.9 million and $62.0 million for the years ended June 30, 2016, 2015 and 2014, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.6 million and $7.1 million of revenue share obligations in the accompanying consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at June 30, 2016 and 2015, respectively. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $2.8 million, $2.4 million and $2.0 million for the years ended June 30, 2016, 2015 and 2014, respectively. At June 30, 2016 and 2015, the Company had revenue share obligations to Essensa of $0.2 million.
In addition, of the $22.5 million and $22.4 million limited partners' distribution payable in the accompanying consolidated balance sheets at June 30, 2016 and 2015, respectively, $2.9 million and $3.0 million, respectively, are payable to GNYHA and its member organizations at June 30, 2016 and 2015, respectively. In addition, $32.1 million, $32.6 million and $14.1 million were recorded during the years ended June 30, 2016, 2015 and 2014, respectively, for services and support revenue earned from GNYHA and its member organizations. Services and support revenue increased from the year ended June 30, 2014 to the year ended June 30, 2015 primarily due to the increased participation by GNYHA and its member organizations in the Company's specialty pharmacy program. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying consolidated balance sheets, were $2.6 million and $3.0 million at June 30, 2016 and 2015, respectively.
The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying consolidated statements of income is $21.8 million, $21.3 million and $17.0 million for the years ended June 30, 2016, 2015 and 2014, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $44.3 million, $38.7 million and $35.0 million for the years ended June 30, 2016, 2015 and 2014, respectively. At June 30, 2016 and 2015, the Company had revenue share obligations to Innovatix of $4.2 million and $3.7 million, respectively, in the accompanying consolidated balance sheets.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $4.3 million, $4.7 million and $4.9 million for the years ended June 30, 2016, 2015 and 2014, respectively, and annual incentive management fees of $0.2 million, $0.5 million and $0.4 million for the years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016 and 2015, $0.5 million and $0.4 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying consolidated balance sheets.
(22) COMMITMENTS AND CONTINGENCIES
The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $10.1 million, $11.4 million and $9.1 million for the years ended June 30, 2016, 2015 and 2014, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

2017	$9,620
2018	8,915
2019	8,722
2020	8,011
2021	7,546
Thereafter	33,235
Total minimum lease payments	$76,049
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

(23) SEGMENTS
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
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present net revenue and Segment Adjusted EBITDA (in thousands):

	Year Ended June 30,
Net Revenue	2016	2015	2014
Supply Chain Services
Net administrative fees	$498,394	$457,020	$464,837
Other services and support	4,385	1,977	778
Services	502,779	458,997	465,615
Products	326,646	279,261	212,526
Total Supply Chain Services	829,425	738,258	678,141
Performance Services	333,169	268,771	232,408
Total	$1,162,594	$1,007,029	$910,549

	Year Ended June 30,
Segment Adjusted EBITDA	2016	2015	2014
Supply Chain Services	$439,013	$391,180	$396,470
Performance Services	110,787	90,235	73,898
Corporate	(108,825)	(88,240)	(78,080)
Total	$440,975	$393,175	$392,288

A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Segment Adjusted EBITDA	$440,975	$393,175	$392,288
Depreciation and amortization	(51,102)	(45,186)	(36,761)
Amortization of purchased intangible assets	(33,054)	(9,136)	(3,062)
Stock-based compensation (a)	(49,081)	(28,498)	(19,476)
Acquisition related expenses (b)	(15,804)	(9,037)	(2,014)
Strategic and financial restructuring expenses (c)	(268)	(1,373)	(3,760)
Adjustment to tax receivable agreement liability (d)	4,818	—	(6,215)
ERP implementation expenses (e)	(4,870)	—	—
Acquisition related adjustment - deferred revenue (f)	(5,624)	(13,371)	—
Equity in net income of unconsolidated affiliates (g)	(21,647)	(21,285)	(16,976)
Deferred compensation plan income (expense)	1,605	753	(1,972)
Operating income	265,948	266,042	302,052
Equity in net income of unconsolidated affiliates (g)	21,647	21,285	16,976
Interest and investment income (loss), net (h)	(1,021)	866	1,019
(Loss) gain on investment (i)	—	(1,000)	38,372
Loss on disposal of long-lived assets	—	(15,243)	—
Other (expense) income, net (j)	(1,692)	(823)	1,907
Income before income taxes	$284,882	$271,127	$360,326

(a)	Represents non-cash employee stock-based compensation expense and $0.4 million stock purchase plan expense in the year ended June 30, 2016.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)
Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities. During the years ended June 30, 2016 and 2015, strategic and financial restructuring expenses were incurred in connection with the company-directed offerings conducted pursuant to the Registration Rights Agreement. During the year ended June 30, 2014, strategic and financial restructuring expenses were incurred in connection with the Reorganization and IPO.

(d)
Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the year ended June 30, 2016 and adjustment to tax receivable agreement liability for the Premier LP change in tax accounting method approved by the Internal Revenue Service subsequent to the original recording of the tax receivable agreement liability during the year ended June 30, 2014.

(e)	Represents implementation and other costs associated with the implementation of a new enterprise resource planning ("ERP") system.

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

(g)	Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix, all of which is included in the supply chain services segment.

(h)	Represents interest expense (income), net and realized gains and losses on our marketable securities.

(i)	Represents the loss on investment for the year ended June 30, 2015 and the gain on the sale of our investment in GHX for the year ended June 30, 2014.

(j)	Represents loss on sale of assets and unrealized gain (loss) on deferred compensation plan assets.

The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Year Ended June 30,
Capital Expenditures	2016	2015	2014
Supply Chain Services	$914	$1,815	$2,719
Performance Services	62,337	63,435	50,655
Corporate	13,739	5,484	2,366
Total	$76,990	$70,734	$55,740

	June 30,
Total Assets	2016	2015
Supply Chain Services	$345,219	$466,537
Performance Services	934,588	457,963
Corporate	575,576	605,691
Total	$1,855,383	$1,530,191

	Year Ended June 30,
Depreciation and Amortization Expense (a)	2016	2015	2014
Supply Chain Services	$1,401	$1,964	$1,482
Performance Services	76,500	47,131	33,467
Corporate	6,255	5,227	4,874
Total	$84,156	$54,322	$39,823

(a)	Includes amortization of purchased intangible assets.
(24) SUBSEQUENT EVENTS
On July 26, 2016, the Company through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash. FFF is a distributor of plasma products, vaccines, biosimilars and other specialty pharmaceuticals and biopharmaceuticals, of which Premier, through its group purchasing agreement, and its members are a large existing customer. We will account for the investment in FFF under the equity method of accounting and report it as part of our supply chain services segment.
On August 4, 2016, the North Carolina Department of Revenue notified taxpayers that the state corporate tax rate has been reduced from 4% to 3% for the tax year beginning on or after January 1, 2017. The Company is evaluating the impact and will record adjustments to reflect the effects of the change in the first quarter of the fiscal year 2017.
On August 23, 2016, we closed our previously announced acquisition of Acro Pharmaceutical Services LLC ("Acro") and Community Pharmacy Services, LLC ("Community Pharmacy"). Through our consolidated subsidiary, PSCI, we acquired 100% of the membership interests of Acro and Community Pharmacy for $68.7 million in cash, subject to adjustment based on Acro's and Community Pharmacy's (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. The acquisition was funded with available cash on hand. Acro and Community Pharmacy are specialty pharmacy businesses which provide customized healthcare management solutions to their clients. We will report both Acro and Community Pharmacy as part of our supply chain services segment.

(25) QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited summarized financial data by quarter for the years ended June 30, 2016 and 2015 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2016
Net revenue	$270,835	$291,669	$298,669	301,421
Gross profit	161,712	179,072	186,576	178,178
Net income	52,253	60,995	71,557	50,356
Net income attributable to non-controlling interest	(47,900)	(49,817)	(56,018)	(39,812)
Adjustment of redeemable limited partners' capital to redemption amount	466,801	(65,561)	284,409	91,101
Net income (loss) attributable to stockholders	$471,154	$(54,383)	$299,948	$101,645

Weighted average shares outstanding:
Basic	37,735	41,575	44,716	45,506
Diluted	145,560	41,575	145,018	144,621

Net income (loss) per share attributable to stockholders:
Basic	$12.49	$(1.31)	$6.71	$2.23
Diluted	$0.24	$(1.31)	$0.43	$0.30

Fiscal 2015
Net revenue	$229,308	$249,445	$261,723	$266,553
Gross profit	139,287	154,913	158,908	157,011
Net income	64,887	65,808	72,029	32,061
Net income attributable to non-controlling interest	(55,614)	(56,537)	(59,820)	(24,071)
Adjustment of redeemable limited partners' capital to redemption amount	(382,657)	(42,250)	(387,062)	(92,066)
Net loss attributable to stockholders	$(373,384)	$(32,979)	$(374,853)	$(84,076)

Weighted average shares outstanding:
Basic	32,376	35,589	37,316	37,576
Diluted	32,376	35,589	37,316	37,576

Net loss per share attributable to stockholders:
Basic	$(11.53)	$(0.93)	$(10.05)	$(2.24)
Diluted	$(11.53)	$(0.93)	$(10.05)	$(2.24)

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
As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our internal control over financial reporting was effective.
Management’s annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of internal controls over financial reporting of CECity.com, Inc., Healthcare Insights, LLC or InFlowHealth, LLC which were acquired during the year ended June 30, 2016 and are included in our consolidated financial statements as of June 30, 2016 and for the period from their respective acquisition dates through June 30, 2016. The assets of CECity.com, Inc., Healthcare Insights, LLC and InFlowHealth, LLC represented approximately 22%, 4% and 1%, respectively, of our total assets as of June 30, 2016. CECity.com, Inc. represented approximately 2%, and Healthcare Insights, LLC and InFlowHealth, LLC each represented less than 1%, of our net revenue for the year ended June 30, 2016.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system. As previously reported, we completed the implementation of certain ERP modules including human resources, payroll and expense reimbursement effective January 1, 2016. In connection with the implementation of these components of the overall ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. We have continued to work on the implementation of additional ERP modules including core general ledger and related financial reporting components in a phased approach.
Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of certain ERP modules, these changes were tested for effectiveness and future changes will require testing. Accordingly, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
On August 23, 2016, we closed our previously announced acquisition of Acro Pharmaceutical Services LLC ("Acro") and Community Pharmacy Services, LLC ("Community Pharmacy"). Through our consolidated subsidiary, PSCI, we acquired 100% of the membership interests of Acro and Community Pharmacy for $68.7 million in cash, subject to adjustment based on Acro's and Community Pharmacy's (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. The acquisition was funded with available cash on hand. Acro and Community Pharmacy are specialty pharmacy businesses which provide customized healthcare management solutions to their clients. We will report both Acro and Community Pharmacy as part of our supply chain services segment.

PART III

We expect to file a definitive proxy statement relating to our 2016 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2016 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Section 16(a) Beneficial Ownership Reporting Compliance” and "Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2016 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2016 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2016 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2016 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2016, 2015 and 2014
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2016
Allowance for doubtful accounts	$1,153	1,655	827	$1,981
Deferred tax assets valuation allowance	$28,679	36,279	—	$64,958

Year ended June 30, 2015
Allowance for doubtful accounts	$1,054	144	45	$1,153
Deferred tax assets valuation allowance	$470	28,396	187	$28,679

Year ended June 30, 2014
Allowance for doubtful accounts	$671	499	116	$1,054
Deferred tax assets valuation allowance	$3,719	(3,249)	—	$470
All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(3) Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.
(b)     Exhibits
See Exhibit Index.
(c)     Separate Financial Statements and Schedule
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.
By: /s/ SUSAN D. DEVORE
Name: Susan D. DeVore
Title: President, Chief Executive Officer and Director Date: August 25, 2016

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints each of Craig S. McKasson and David L. Klatsky his/her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him/her in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	President, Chief Executive Officer and Director (principal executive officer)	August 25, 2016

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Financial Officer and Senior Vice President (principal financial and accounting officer)	August 25, 2016

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 25, 2016

/s/ ERIC J. BIEBER, MD Eric J. Bieber, MD	Director	August 25, 2016

/s/ STEPHEN R. D’ARCY Stephen R. D’Arcy	Director	August 25, 2016

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 25, 2016

/s/ WILLIAM B. DOWNEY William B. Downey	Director	August 25, 2016

/s/ PETER S. FINE Peter S. Fine	Director	August 25, 2016

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	August 25, 2016

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 25, 2016

/s/ MARC D. MILLER Marc D. Miller	Director	August 25, 2016

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 25, 2016

/s/ SCOTT REINER Scott Reiner	Director	August 25, 2016

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 25, 2016

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 25, 2016

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 25, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement dated August 4, 2014, by and between Hospira, Inc. and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 5, 2014)

2.2
Stock Purchase Agreement, dated July 31, 2015, by and among Premier Healthcare Solutions, Inc., Premier, Inc., CECity.com, Inc., the shareholders thereof, certain related guarantors, and representative of the shareholders of CECity.com, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 4, 2015)

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of December 4, 2015 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 4, 2015)
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
9.1
Voting Trust Agreement Relating to Shares of Class B common stock of Premier, Inc. entered into as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P., the holders of Class B common stock of Premier, Inc. and Wells Fargo Delaware Trust Company, N.A. (Incorporated by reference to Exhibit 9.1 to our Current Report on Form 8-K filed on October 7, 2013)

10.1
Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of September 25, 2013 and effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2013)

10.1.1
First Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of January 27, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2014)

10.2
Exchange Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P. and its limited partners (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 7, 2013)

10.3
Tax Receivable Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 7, 2013)

10.4
Registration Rights Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 7, 2013)

10.5
Form of GPO Participation Agreement by and among Premier Purchasing Partners, L.P. and its limited partners (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 26, 2013)

10.6	Premier, Inc. 2013 Equity Incentive Plan, as amended and restated (effective December 4, 2015)*+
10.6.1	First Amendment to the Premier, Inc. 2013 Equity Incentive Plan, as amended and restated (effective August 11, 2016)*+
10.7	Form of Performance Share Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on August 26, 2015)+
10.8	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on August 26, 2015)+
10.9	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.10	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on August 26, 2015)+
10.11
Form of Performance-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on August 26, 2015)+

10.12
Form of Time-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on August 26, 2015)+

10.13
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on August 26, 2013)+

10.14	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 11, 2016*+
10.15
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

Exhibit No.	Description
10.16
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.17
Senior Executive Employment Agreement dated as of September 13, 2013 by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.18
Executive Employment Agreement dated as of September 18, 2013, by and between Wes Champion and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-1, Amendment No. 2, filed on September 25, 2013)+

10.19
Executive Employment Agreement dated as of September 16, 2013, by and between Durral Gilbert and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.37 to our Registration Statement on Form S-1, Amendment No. 2, filed on September 25, 2013)+

10.20
Executive Employment Agreement dated as of September 11, 2013, by and between Kelli Price and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1, Amendment No. 2, filed on September 25, 2013)+

10.21	Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc.*+
10.22	Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc.*+
10.23	Premier, Inc. Directors' Compensation Policy, adopted 2016 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2016)+
10.24
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.25
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.26	Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective September 25, 2015)*+
10.27	Premier Healthcare Solutions, Inc. Deferred Compensation Plan, effective January 1, 2015 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2014)+
10.28
Credit Agreement, dated as of June 24, 2014, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2014)

10.28.1
First Amendment to Credit Agreement, dated as of June 4, 2015, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2015)

21	Subsidiaries of the Company*
23	Consent of Ernst &Young LLP Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement

‡	Furnished herewith

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092. The SEC file number for our Registration Statement on Form S-1 is 333-190828.