Form 10-Q
period 2016-09-30
Premier, Inc.
filed 2016-11-08
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 4, 2016, there were 50,085,904 shares of the registrant's Class A common stock, par value $0.01 per share, and 89,761,541 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•
the risk factors discussed under the heading "Risk Factors" in Item 1A herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report"), filed with the Securities and Exchange Commission ("SEC").

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

4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2016	June 30, 2016
Assets
Cash and cash equivalents	$156,012	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $2,355 and $1,981 allowance for doubtful accounts, respectively)	144,464	144,424
Inventory	34,685	29,121
Prepaid expenses and other current assets	45,007	19,646
Due from related parties	3,862	3,123
Total current assets	384,030	462,890
Marketable securities	—	30,130
Property and equipment (net of $272,527 and $265,751 accumulated depreciation, respectively)	175,221	174,080
Intangible assets (net of $60,079 and $50,870 accumulated amortization, respectively)	175,588	158,217
Goodwill	577,812	537,962
Deferred income tax assets	422,410	422,849
Deferred compensation plan assets	40,142	39,965
Investments	95,706	16,800
Other assets	18,755	12,490
Total assets	$1,889,664	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$43,933	$46,003
Accrued expenses	63,447	56,774
Revenue share obligations	62,356	63,603
Limited partners' distribution payable	22,137	22,493
Accrued compensation and benefits	28,968	60,425
Deferred revenue	49,813	54,498
Current portion of tax receivable agreements	13,912	13,912
Current portion of long-term debt	10,243	5,484
Other liabilities	6,313	2,871
Total current liabilities	301,122	326,063
Long-term debt, less current portion	8,881	13,858
Tax receivable agreements, less current portion	270,314	265,750
Deferred compensation plan obligations	40,142	39,965
Other liabilities	49,532	23,978
Total liabilities	669,991	669,614

Redeemable limited partners' capital	3,060,457	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 48,066,990 and 45,995,528 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	481	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 94,809,069 and 96,132,723 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,841,265)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,840,784)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$1,889,664	$1,855,383
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended September 30,
	2016	2015
Net revenue:
Net administrative fees	$125,976	$117,949
Other services and support	81,167	75,105
Services	207,143	193,054
Products	106,129	77,781
Net revenue	313,272	270,835
Cost of revenue:
Services	42,690	38,124
Products	95,813	70,999
Cost of revenue	138,503	109,123
Gross profit	174,769	161,712
Operating expenses:
Selling, general and administrative	92,238	86,938
Research and development	806	456
Amortization of purchased intangible assets	9,209	6,047
Operating expenses	102,253	93,441
Operating income	72,516	68,271
Equity in net income of unconsolidated affiliates	9,579	4,590
Interest and investment (loss) income, net	(152)	241
Loss on disposal of long-lived assets	(1,518)	—
Other income (expense), net	1,006	(1,809)
Other income, net	8,915	3,022
Income before income taxes	81,431	71,293
Income tax expense	23,336	19,040
Net income	58,095	52,253
Net income attributable to non-controlling interest in Premier LP	(49,601)	(47,900)
Adjustment of redeemable limited partners' capital to redemption amount	61,808	466,801
Net income attributable to stockholders	$70,302	$471,154

Weighted average shares outstanding:
Basic	47,214	37,735
Diluted	142,962	145,560

Earnings per share attributable to stockholders:
Basic	$1.49	$12.49
Diluted	$0.26	$0.24
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended September 30,
	2016	2015
Net income	$58,095	$52,253
Realized loss on marketable securities	128	—
Net unrealized loss on marketable securities	—	(652)
Total comprehensive income	58,223	51,601
Less: comprehensive income attributable to non-controlling interest	(49,686)	(47,416)
Comprehensive income attributable to Premier, Inc.	$8,537	$4,185
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three months ended September 30, 2016
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	1,324	13	(1,324)	—	43,059	—	—	43,072
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	6,577	—	—	6,577
Issuance of Class A common stock under equity incentive plan	747	8	—	—	2,310	—	—	2,318
Stock-based compensation expense	—	—	—	—	5,800	—	—	5,800
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,435)	—	—	(17,435)
Net income	—	—	—	—	—	58,095	—	58,095
Net income attributable to non-controlling interest	—	—	—	—	—	(49,601)	—	(49,601)
Realized loss on sale of marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(40,311)	102,119	—	61,808
Balance at September 30, 2016	48,067	$481	94,809	$—	$—	$(1,841,265)	$—	$(1,840,784)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended September 30,
	2016	2015
Operating activities
Net income	$58,095	$52,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,227	17,912
Equity in net income of unconsolidated affiliates	(9,579)	(4,590)
Deferred income taxes	17,074	13,197
Stock-based compensation	5,800	13,547
Adjustment to tax receivable agreement liability	(5,722)	(4,818)
Loss on disposal of long-lived assets	1,518	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(8,119)	(20,139)
Other assets	(1,112)	(12,286)
Inventories	(827)	1,169
Accounts payable, accrued expenses and other current liabilities	(38,463)	(32,710)
Long-term liabilities	322	(281)
Other operating activities	(387)	(535)
Net cash provided by operating activities	41,827	22,719
Investing activities
Purchase of marketable securities	—	(19,211)
Proceeds from sale of marketable securities	48,013	307,734
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC, net of cash acquired	(68,745)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	(64,634)
Investment in unconsolidated affiliates	(65,660)	(1,000)
Distributions received on equity investment	6,550	5,450
Purchases of property and equipment	(16,966)	(17,141)
Other investing activities	5	434
Net cash used in investing activities	(96,803)	(186,629)
Financing activities
Payments made on notes payable	(218)	(330)
Proceeds from credit facility	—	150,000
Proceeds from exercise of stock options under equity incentive plan	2,317	197
Repurchase of vested restricted units for employee tax-withholding	(17,435)	(38)
Distributions to limited partners of Premier LP	(22,493)	(22,432)
Other financing activities	—	(174)
Net cash (used in) provided by financing activities	(37,829)	127,223
Net decrease in cash and cash equivalents	(92,805)	(36,687)
Cash and cash equivalents at beginning of year	248,817	146,522
Cash and cash equivalents at end of year	$156,012	$109,835

	Three months ended September 30,
	2016	2015
Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in additional paid-in-capital and accumulated deficit	$(61,808)	$(466,801)
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$(43,072)	$(3,268)
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$22,137	$23,028
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$558	$1,613
Increase in deferred tax assets related to quarterly exchange by member owners	$16,863	$1,415
Increase in tax receivable agreement liability related to quarterly exchange by member owners	$10,286	$1,013
Increase in additional paid-in capital related to quarterly exchange by member owners	$6,577	$879
Reduction in deferred tax assets related to departed member owners	$—	$312
Payable to member owners incurred upon repurchase of ownership interest	$—	$373
Reduction in tax receivable agreement liability related to departed member owners	$—	$789
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. See Note 17 - Segments for further information related to the Company's reportable business segments. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States and specialty pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The performance services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Basis of Presentation and Consolidation
Basis of Presentation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), holds an approximate 34% general partner interest in Premier Healthcare Alliance, L.P. ("Premier LP"), a variable interest entity ("VIE") in which the limited partners do not have the ability to exercise a substantive removal right with respect to the general partner. The Company, through Premier GP, has the exclusive power and authority to manage the business and affairs of Premier LP and to make all decisions with respect to driving the economic performance of Premier LP, and has both an obligation to absorb losses and a right to receive benefits. Therefore, under the Variable Interest Model, the Company consolidates the operations of Premier LP. The limited partners' approximate 66% ownership of Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to non-controlling interest in the accompanying condensed consolidated statements of comprehensive income.
The member owners owned approximately 66% and 68% of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock, and the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges, owned approximately 34% and 32% of the Company's outstanding common stock through their ownership of Class A common stock at September 30, 2016 and June 30, 2016, respectively. During the three months ended September 30, 2016, the member owners exchanged 1,323,654 of their Class B common units and associated Class B common stock for an equal number of Class A common stock as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") concurrent with the consummation of the Company's initial public offering (the "IPO," and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013 (see Note 12 - Earnings Per Share).
The accompanying condensed consolidated balance sheets primarily consist of the assets and liabilities of Premier LP, which were $1,696.4 million and $379.3 million, respectively, at September 30, 2016, and $1,694.0 million and $386.8 million, respectively, at June 30, 2016. Assets and liabilities held by Premier, Inc. at September 30, 2016 primarily included $52.1 million in cash and cash equivalents, $422.4 million in deferred tax assets, $284.2 million in tax receivable agreement ("TRA") liabilities and $3.5 million in long term other liabilities. Assets and liabilities held by Premier, Inc. at June 30, 2016 primarily included $38.8 million in cash and cash equivalents, $418.8 million in deferred tax assets, $279.7 million in TRA liabilities and $3.1 million in long term other liabilities. In addition, Premier, Inc. had $254.0 million and $267.7 million in payables to Premier LP at September 30, 2016 and June 30, 2016, respectively that are eliminated upon consolidation.
Of the Company's total net income attributable to stockholders for the three months ended September 30, 2016 and 2015, $73.9 million and $65.0 million, respectively, was attributable to Premier LP.
Premier LP's net decrease in cash for the three months ended September 30, 2016 was $106.1 million, including cash inflows from operating activities of $12.9 million, cash outflows from investing activities of $96.8 million and cash outflows from financing activities of $22.2 million. Premier LP's net decrease in cash for the three months ended September 30, 2015 was $44.7 million, including cash inflows from operating activities of $14.4 million, cash outflows from investing activities of $186.6 million and cash inflows from financing activities of $127.6 million.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report") filed with the SEC on August 25, 2016.
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2016 Annual Report.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The Company early-adopted the standard effective July 1, 2016, using the prospective approach. Pursuant to the guidance, the Company recognized gross excess tax benefits of approximately $9.1 million ($3.6 million tax effected) for the three months ended September 30, 2016, which are fully offset by a valuation allowance at Premier Healthcare Solutions, Inc. ("PHSI"), the Company's consolidated subsidiary. No adjustments were made to prior periods, and the impact on prior periods would have been immaterial. All excess tax benefits related to share-based awards are reported as operating activities within the accompanying condensed consolidated statement of cash flows. In addition, the Company calculated diluted earnings per share without consideration of any tax benefits in determining dilutive shares.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the SEC staff's position in ASU 2015-03 on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03,

Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-15 states that the SEC staff would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The Company adopted the standard effective July 1, 2016 using the retrospective approach. The guidance has no impact on the Company's accounting for debt issuance costs associated with its line of credit.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, and affects the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships).
The Company adopted the standard effective July 1, 2016 using the modified retrospective approach. The adoption of ASU 2015-02 did not impact the Company's conclusions regarding consolidation or the consolidated financial statements other than providing additional disclosures around Premier's consolidation of Premier LP. As a result of ASU 2015-02, the Company no longer consolidates Premier LP under the presumption that the general partner controls a limited partnership but rather consolidates Premier LP under the Variable Interest Model as Premier LP meets the definition of a variable interest entity as the limited partners do not have the ability to exercise a substantive removal right with respect to the general partner, Premier GP, and the Company, through Premier GP, has the exclusive power and authority to manage the business and affairs of Premier LP, to make all decisions with respect thereto driving the economic performance of Premier LP and both an obligation to absorb losses and a right to receive benefits.
Recently Issued Accounting Standards Not Yet Adopted
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU amendments add or clarify guidance on eight cash flow issues. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for certain amendments. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new standard will be effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
The FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, in March 2016 related to a third party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself or to arrange for the good or service to be provided by a third party. If the entity provides the specific good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The standard requires the principal to recognize revenue for the gross amount and the agent to recognize revenue for the amount of any fee or commission for which it expects to be entitled in exchange for arranging for the specified good or service to be provided. The new standard will be effective with ASU 2014-09.
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
In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies specific aspects of ASU 2014-09, Revenue from Contracts with Customers, clarifying how to identify performance obligations and guidance related to its promise in granting a license of intellectual property. This new standard provides guidance to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost. The new standard also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property to help determine whether it recognizes revenue over time or at a point in time and addresses how entities should consider license renewals and restrictions. The new standard will be effective with ASU 2014-09.
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
(3) BUSINESS ACQUISITIONS
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for $68.7 million in cash, subject to adjustment based on Acro Pharmaceuticals' (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. Acro Pharmaceuticals is a specialty pharmacy business that provides customized healthcare management solutions to clients. The acquisition was funded with available cash on hand.
The Company has accounted for the Acro Pharmaceuticals acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The Acro Pharmaceuticals acquisition resulted in the recognition of approximately $39.9 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Acro Pharmaceuticals. The Acro Pharmaceuticals acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.

Acro Pharmaceuticals generated $23.4 million of product revenue during the three months ended September 30, 2016. The net income generated by Acro Pharmaceuticals was not material to the accompanying condensed consolidated statements of income for the three months ended September 30, 2016. The Company reports Acro Pharmaceuticals as part of its supply chain services segment.
The purchase price allocation for the Acro Pharmaceuticals acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed.
(4) MARKETABLE SECURITIES
The Company invests its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At September 30, 2016, the Company had no marketable securities. At June 30, 2016, marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2016
Corporate debt securities	$33,267	$—	$(135)	$33,132
Asset-backed securities	14,755	3	(1)	14,757
	$48,022	$3	$(136)	$47,889
At June 30, 2016, corporate debt securities and asset-backed securities were classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets. See Note 5 - Fair Value Measurements for further discussion related to the Company's measurement of fair market value for its marketable securities.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Cash equivalents	$128	$128	$—	$—
FFF call right	16,523	—	—	16,523
Deferred compensation plan assets	42,830	42,830	—	—
Total assets	$59,481	$42,958	$—	$16,523
Earn-out liabilities	$2,359	$—	$—	$2,359
FFF put right	23,947	—	—	23,947
Total liabilities	$26,306	$—	$—	$26,306

June 30, 2016
Cash equivalents	$83,846	$83,846	$—	$—
Corporate debt securities	33,132	—	33,132	—
Asset-backed securities	14,757	—	14,757	—
Deferred compensation plan assets	41,917	41,917	—	—
Total assets	$173,652	$125,763	$47,889	$—
Earn-out liabilities	$4,128	$—	$—	$4,128
Total liabilities	$4,128	$—	$—	$4,128
Cash equivalents are included in cash and cash equivalents. Corporate debt securities and asset-backed securities were included in current and long-term marketable securities at June 30, 2016 (see Note 4 - Marketable Securities). The fair value of the Company's corporate debt securities and asset-backed securities, classified as Level 2, were valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
Deferred compensation plan assets consist of highly liquid mutual fund investments, which we have classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($2.7 million and $2.0 million at September 30, 2016 and June 30, 2016, respectively) in the accompanying condensed consolidated balance sheets.
Earn-out liabilities were incurred in connection with acquisitions of InflowHealth, LLC ("Inflow") on October 1, 2015 and Healthcare Insights, LLC ("HCI") on July 31, 2015. At September 30, 2016 and June 30, 2016, the Company's earn-out liabilities are classified as Level 3. The fair value of the earn-out liabilities was determined using the Monte Carlo simulation method and are based on future earnings. For the three months ended September 30, 2016, the Company recognized a gain of $1.8 million related to the decrease in the value of InFlow and HCI earn-out liabilities within selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF Enterprises, Inc. ("FFF") on July 26, 2016 (see Note 8 - Investments), the majority shareholder of FFF obtained a put right ("FFF put right") that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company, which is exercisable beginning on the fourth anniversary of the investment closing date at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the shareholders' agreement provides the Company with a call right ("FFF call right") to purchase the remaining interest in FFF from the majority shareholder, which is exercisable at any time within 180 calendar days after the date of a Key Man Event

(generally defined in the shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder). In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair value of the FFF put and call rights at September 30, 2016 were determined using a Longstaff-Schwartz model based on the Equity Value per Share calculation with unobservable inputs, which include the estimated FFF put and call rights' expiration dates, the forecast of FFF's EBITDA over the option period, forecasted movements in the overall market, and the likelihood of a Key Man Event. Significant changes to Equity Value per Share could have a significant impact on the fair values of the FFF put and call rights depending on changes in key assumptions, which include the estimated put and call rights' expiration dates, forecasted movements in the overall market, and the likelihood of a Key Man Event.
The Company recorded the FFF put and call rights within long term other liabilities and long term other assets, respectively, within the accompanying condensed consolidated balance sheet. The net change in the fair value of the FFF put and call rights is recorded within other expense, net, in the accompanying condensed consolidated statements of income, and was zero for the three months ended September 30, 2016.
Non-Recurring Fair Value Measurements
During the three months ended September 30, 2016, no non-recurring fair value measurements were required related to the testing of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs (see Note 3 - Business Acquisitions). The preliminary fair values of the acquired intangible assets resulting from the acquisition of Acro Pharmaceuticals were determined using the income approach.
Financial Instruments For Which Fair Value Only is Disclosed
The fair value of non-interest bearing notes payable, classified as Level 2, is less than their carrying value by approximately $0.7 million at both September 30, 2016 and June 30, 2016, respectively, based on an assumed market interest rate of 2.4% and 2.1% at September 30, 2016 and June 30, 2016, respectively.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates carrying value because of the short-term nature of these financial instruments.
(6) INTANGIBLE ASSETS, NET
Intangible assets, net consist of the following (in thousands):

	Useful Life	September 30, 2016	June 30, 2016
Technology	5.0 years	$143,727	$143,727
Customer relationships	8.3 years	48,120	48,120
Distribution network	10.0 years	22,400	—
Trade names	8.2 years	17,110	13,160
Non-compete agreements	4.9 years	4,310	4,080
Total intangible assets		235,667	209,087
Accumulated amortization		(60,079)	(50,870)
Intangible assets, net		$175,588	$158,217
The increase in intangible assets, net was due to the acquisition of Acro Pharmaceuticals completed during the three months ended September 30, 2016. Amortization expense of intangible assets totaled $9.2 million and $6.0 million for the three months ended September 30, 2016 and 2015, respectively.

(7) GOODWILL
Goodwill consists of the following (in thousands):

	Supply Chain Services	Performance Services	Total
Balance at June 30, 2016	$31,765	$506,197	$537,962
Acro Pharmaceuticals Acquisition (a)	39,850	—	39,850
Balance at September 30, 2016	$71,615	$506,197	$577,812

(a)	See Note 3 - Business Acquisitions.
(8) INVESTMENTS
On July 26, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, ("PSCI"), acquired 49% of the issued and outstanding stock of FFF for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying condensed consolidated balance sheets at $75.9 million, of which $65.7 million was in cash, $7.4 million was consideration in the form of the net fair value of the FFF put and call rights and $2.8 million related to deferred taxes attributed to the fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional disclosures related to the fair value of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting. The carrying value of the Company's investment in FFF was $78.9 million at September 30, 2016 and is classified as long-term and included in investments in the accompanying condensed consolidated balance sheets. The Company's 49% ownership share of FFF's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $3.0 million for the three months ended September 30, 2016, all of which is included in the supply chain services segment.
On January 28, 2016, the Company, through its consolidated subsidiary, PSCI, purchased 5,250,000 Class B Membership Units in BloodSolutions, LLC ("Bloodbuy") for approximately $2.3 million, which represented a 15% ownership interest in Bloodbuy. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a board member. The carrying value of the Company's investment in Bloodbuy was approximately $2.2 million at both September 30, 2016 and June 30, 2016 and is classified as long-term and is included in investments in the accompanying condensed consolidated balance sheets. The Company's share of Bloodbuy's net loss was zero for the three months ended September 30, 2016. The Company reports the investment in Bloodbuy as part of the supply chain services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5,000,000 units of Class B Membership Interests at September 30, 2016 and June 30, 2016. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13,000,000 units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting. The carrying value of the Company's investment in PharmaPoint was $4.5 million and $4.6 million at September 30, 2016 and June 30, 2016, respectively, and is classified as long-term and included in investments in the accompanying condensed consolidated balance sheets. The Company's share of PharmaPoint's net loss was $0.1 million for both the three months ended September 30, 2016 and 2015. The PharmaPoint net loss is included in equity in net income from unconsolidated affiliates in the accompanying condensed consolidated statements of income, all of which is included in the supply chain services segment.
Innovatix, LLC ("Innovatix") is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company, through its consolidated subsidiary, PSCI, held 50% of the membership units in Innovatix at September 30, 2016 and June 30, 2016. The Company accounts for its investment in Innovatix using the equity method of accounting. The carrying value of the Company's investment in Innovatix was $9.1 million and $9.0 million at September 30, 2016 and June 30, 2016, respectively, and is classified as long-term and included in investments in the accompanying condensed consolidated balance sheets. The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $6.5 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively, all of which is included in the supply chain services segment.

(9) DEBT
Long-term debt consists of the following (in thousands):

	Commitment Amount		September 30, 2016	June 30, 2016
		Due Date	Balance Outstanding	Balance Outstanding
Credit Facility	$750,000	June 24, 2019	$—	$—
Notes Payable	—	Various	19,124	19,342
			19,124	19,342
Less: current portion			(10,243)	(5,484)
Total long-term debt			$8,881	$13,858
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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. At September 30, 2016, the interest rate for three-month Eurodollar Loans was 1.979% and the interest rate for the Base Rate Loans was 3.625%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at September 30, 2016.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement and other general corporate purposes. As of September 30, 2016 and June 30, 2016, there were no outstanding borrowings under the Credit Facility. As of September 30, 2016, the Company had approximately $25.0 million available for credit commitments.
Notes Payable
At September 30, 2016 and June 30, 2016, the Company had $19.1 million and $19.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $10.2 million and

$5.5 million, respectively, were included in current portion of long-term debt and $8.9 million and $13.9 million, respectively, are included in long-term debt, less current portion, in the accompanying consolidated balance sheets. Notes payable generally have stated maturities of five years from their date of issuance.
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
Redeemable limited partners' capital represents the member owners' 66% ownership of Premier LP at September 30, 2016. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. As such, classification outside of permanent equity is required and the redeemable limited partners' capital is recorded at the redemption amount, which represents the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement") in the mezzanine section of the accompanying condensed consolidated balance sheet at September 30, 2016. As previously discussed, the Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement that the Company calculates as the fair value of all Class B common units, as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2016 and 2015 the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $61.8 million and $466.8 million, respectively.
During the three months ended September 30, 2016, the Company recorded a reduction of $43.1 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by the member owners for a like number of shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement (see Note 12 - Earnings Per Share). The table below shows the changes in the redeemable limited partners' capital classified as temporary equity from June 30, 2016 to September 30, 2016 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	558	—	—	558
Net income attributable to Premier LP	—	49,601	—	49,601
Distributions to limited partners	—	(22,137)	—	(22,137)
Realized loss on sale of marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(43,072)	—	(43,072)
Adjustment to redemption amount	—	(61,808)	—	(61,808)
September 30, 2016	$(5,668)	$3,066,125	$—	$3,060,457
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners and are reflected as a reduction in redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2016.

During the three months ended September 30, 2016, no limited partners withdrew from Premier LP.
Since the Reorganization and IPO, Premier LP's distribution policy has required cash distributions as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner's ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, it is not based directly on revenue generated from an individual partner's participation as the distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as participation by non-owner members in Premier's service offerings. To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution. As provided in the LP Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Premier LP made a quarterly distribution on August 25, 2016 to its limited partners of $22.5 million, which is equal to Premier LP's total taxable income for the three months ended June 30, 2016 multiplied by the Company's standalone effective combined federal, state and local income tax rate.
Premier LP expects to make a quarterly distribution on or before November 28, 2016 to its limited partners of $22.1 million, which is equal to Premier LP's total taxable income for the three months ended September 30, 2016 multiplied by the Company's standalone effective combined federal, state and local income tax rate. The distribution is reflected in limited partners' distribution payable in the accompanying condensed consolidated balance sheet at September 30, 2016.
(11) STOCKHOLDERS' DEFICIT
As of September 30, 2016, there were 48,066,990 shares of the Company's Class A common stock, par value $0.01 per share, and 94,809,069 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
(12) EARNINGS PER SHARE
Basic earnings per share of Premier is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of non-vested restricted stock units and awards, shares of non-vested performance share awards, shares that could be issued under the outstanding stock options and the effect of the assumed redemption of Class B common shares through the issuance of Class A common shares.

The following table provides a reconciliation of common shares used for basic earnings per share and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,
	2016	2015
Numerator for basic earnings per share:
Net income attributable to stockholders	$70,302	$471,154

Numerator for diluted earnings per share:
Net income attributable to stockholders	$70,302	$471,154
Adjustment of redeemable limited partners' capital to redemption amount	(61,808)	(466,801)
Net income attributable to non-controlling interest in Premier LP	49,601	47,900
Net income	58,095	52,253
Tax effect on Premier Inc. net income (a)	(20,951)	(16,658)
Adjusted net income	$37,144	$35,595

Denominator for basic earnings per share: weighted average shares (b)	47,214	37,735

Denominator for diluted earnings per share:
Effect of dilutive securities: (c)
Stock options	302	311
Restricted stock	171	508
Performance share awards	466	928
Class B shares outstanding	94,809	106,078
Denominator for diluted earnings per share-adjusted:
Weighted average shares and assumed conversions	142,962	145,560

Basic earnings per share	$1.49	$12.49
Diluted earnings per share	$0.26	$0.24

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three months ended September 30, 2016 and 2015.

(c)
For the three months ended September 30, 2016 and 2015, the effect of 1,576 and 767 stock options, respectively, were excluded from the diluted weighted average shares outstanding as they have an anti-dilutive effect on the weighted average shares outstanding.

Pursuant to the terms of the Exchange Agreement, on a quarterly basis, Premier has historically settled the exchange of Class B common units of Premier LP by member owners for an equal number of Class A common units. In connection with the exchange of Class B common units by member owners, shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 10 - Redeemable Limited Partners' Capital), and Premier has the option to settle the exchanged Class B common units for cash or shares of Class A common stock. The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Number of Class B Common Units Exchanged	Number of Class B Common Shares Retired Upon Exchange	Number of Class B Common Units Outstanding After Exchange	Number of Class B Common Shares Outstanding After Exchange	Number of Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
August 1, 2016	1,323,654	1,323,654	94,809,069	94,809,069	47,365,528	67%/33%
October 31, 2016(a)(b)	5,047,528	5,047,528	89,761,541	89,761,541	50,085,904	64%/36%

(a)	As the quarterly exchange occurred on October 31, 2016, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended September 30, 2016.

(b)	In connection with the October 31, 2016 exchange, 3,033,041 Class B common units were exchanged for cash and 2,014,487 Class B common units were exchanged for Class A common stock.
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $5.8 million and $13.5 million, for the three months ended September 30, 2016 and 2015, respectively, with a resulting deferred tax benefit of $2.2 million and $5.1 million, respectively, calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes.
At September 30, 2016, there was $50.9 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.20 years.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended (the "2013 Equity Incentive Plan"), provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of September 30, 2016, there were 4,601,849 shares available for grant under the 2013 Equity Incentive Plan.
Restricted Stock. Restricted stock units ("RSU") and restricted stock awards ("RSA") issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. The following table includes information related to restricted stock awards for the three months ended September 30, 2016:

	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2016	403,117	$33.86
Granted	194,744	$31.66
Vested	(12,191)	$32.72
Forfeited	(18,241)	$33.83
Outstanding at September 30, 2016	567,429	$33.14

At September 30, 2016, there was $12.3 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.20 years.
Performance Share Awards. Performance share awards issued and outstanding generally vest over three years if performance targets are met. The following table includes information related to performance share awards for the three months ended September 30, 2016:

	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding at June 30, 2016	1,443,708	$30.02
Granted	853,395	$29.69
Vested	(1,181,820)	$27.00
Forfeited	(34,255)	$33.81
Outstanding at September 30, 2016	1,081,028	$32.94
At September 30, 2016, there was $25.2 million of unrecognized stock-based compensation expense related to non-vested awards that will be amortized over 2.26 years.
Stock Options. Stock options have a term of 10 years from the date of grant. Vested stock options will expire either after 12 months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years. The following table includes information related to stock options for the three months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2016	3,314,661	$30.04
Granted	477,848	$31.66
Exercised	(83,880)	$27.71
Forfeited	(45,175)	$34.00
Outstanding at September 30, 2016	3,663,454	$30.26

Outstanding and exercisable at September 30, 2016	2,466,974	$28.74
The aggregate intrinsic value of stock options outstanding at September 30, 2016 was $10.3 million. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2016 was $9.9 million. The aggregate intrinsic value of stock options expected to vest at September 30, 2016 was $0.5 million. The intrinsic value of stock options exercised during the three months ended September 30, 2016 was $0.4 million.
At September 30, 2016, there was $13.4 million of unrecognized stock-based compensation expense related to stock options that will be amortized over 2.07 years.
The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions and amortizes expense over the option's vesting period using the straight-line attribution approach:

	September 30,
	2016	2015
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	33.0%	32.7%
Risk-free interest rate (d)	1.31%	1.74%
Weighted average option grant date fair value	$10.80	$12.40

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
(14) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations subject to U.S. federal and state income taxes. Under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners.
For the three months ended September 30, 2016 and 2015, the Company recorded tax expense of $23.3 million and $19.0 million, respectively, which equates to an effective tax rate of 28.7% and 26.7%, respectively. The effective tax rate has increased from the prior year primarily attributable to the increase in the Company's ownership of Premier LP's taxable income. The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $419.8 million and $422.8 million as of September 30, 2016 and June 30, 2016, respectively. The current period balance is comprised of $422.4 million in deferred tax assets at Premier, Inc. offset by $2.6 million in deferred tax liabilities at PHSI and PSCI that is included in long term other liabilities in the accompanying condensed consolidated balance sheet. The decrease of $3.0 million from June 30, 2016 is primarily attributable to the reductions in deferred tax assets of $9.3 million recorded in connection with adjusting the basis in assets related to the North Carolina state income tax rate reduction of 1%, effective for tax years 2017 and beyond, a valuation allowance recorded against deferred tax assets of $5.1 million at PHSI, $2.8 million attributable to deferred tax assets recorded in connection with the fair value of the FFF put and call rights, and $2.6 million recorded in the ordinary course of business. The decrease is offset by increases of $16.8 million in connection with the exchange of member owner Class B common units pursuant to the Exchange Agreement that occurred during the three months ended September 30, 2016.
The Company has TRA liabilities of $284.2 million as of September 30, 2016, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election which results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. TRA liabilities increased by $4.5 million when compared to the $279.7 million recorded at June 30, 2016. The increase is attributable to a $10.2 million increase in connection with quarterly member owner exchanges on August 1, 2016, partially offset by a $5.7 million decrease in connection with revaluing the deferred tax assets and associated TRA liabilities associated as a result of the North Carolina state income tax rate reduction.
(15) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its member organizations owned approximately 11% of the outstanding partnership interests in Premier LP as of September 30, 2016. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $17.7 million and $15.6 million for the three months ended September 30, 2016 and 2015, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.6 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at both September 30, 2016 and June 30, 2016. The Company also maintains a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation, d/b/a Essensa, under which Essensa utilizes the Company's GPO supplier contracts. Net administrative fees revenue recorded with Essensa was $0.7 million for both the three months ended September 30, 2016 and 2015. At September 30, 2016 and June 30, 2016, the Company had revenue share obligations to Essensa of zero and $0.2 million, respectively.
In addition, of the $22.1 million and $22.5 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets at September 30, 2016 and June 30, 2016, respectively, $2.9 million are payable to GNYHA and its member organizations at both September 30, 2016 and June 30, 2016. Services and support revenue earned from GNYHA and its member organizations was $3.6 million and $3.2 million during the three months ended September 30, 2016 and 2015, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $3.8 million and $5.0 million during the three months ended September 30, 2016 and 2015, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $3.6 million and $2.6 million at September 30, 2016 and June 30, 2016, respectively.
The Company's 50% ownership share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $6.5 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively. The Company maintains a group purchasing agreement with Innovatix under which Innovatix members are permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement were $11.4 million and $9.4 million for the three months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and June 30, 2016, the Company had revenue share obligations to Innovatix of $3.4 million and $4.2 million, respectively, in the accompanying condensed consolidated balance sheets.
The Company's 49% ownership share of FFF's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $3.0 million for the three months ended September 30, 2016. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements since July 26, 2016, the date of investment in FFF, was $0.1 million. Administrative fees from FFF are typically received during the first month of the quarter.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.1 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. The Company did not receive annual incentive management fees for the three months ended September 30, 2016 or 2015. As of September 30, 2016 and June 30, 2016, $0.4 million and $0.5 million in amounts receivable from AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets, respectively.
(16) COMMITMENTS AND CONTINGENCIES
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
The Company uses Segment Adjusted EBITDA (a Non-GAAP measure) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Non-recurring items are expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.

For more information on Segment Adjusted EBITDA and the use of Non-GAAP measures, see "Other Key Business Metrics" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present selected net revenue and Segment Adjusted EBITDA (in thousands):

	Three months ended September 30,
Net Revenue	2016	2015
Supply Chain Services
Net administrative fees	$125,976	$117,949
Other services and support	1,645	819
Services	127,621	118,768
Products	106,129	77,781
Total Supply Chain Services	$233,750	$196,549
Performance Services	79,522	74,286
Total	$313,272	$270,835

	Three months ended September 30,
Segment Adjusted EBITDA	2016	2015
Supply Chain Services	$117,304	$102,949
Performance Services	22,311	24,925
Corporate	(28,842)	(22,877)
Total	$110,773	$104,997
A reconciliation of Segment Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three months ended September 30,
	2016	2015
Segment Adjusted EBITDA	$110,773	$104,997
Depreciation and amortization	(14,018)	(11,865)
Amortization of purchased intangible assets	(9,209)	(6,047)
Stock-based compensation expense (a)	(5,896)	(13,700)
Acquisition related expenses (b)	(2,937)	(3,472)
Strategic and financial restructuring expenses (c)	—	(27)
Adjustment to tax receivable agreement liability (d)	5,722	4,818
ERP implementation expenses (e)	(1,094)	(560)
Acquisition related adjustment - deferred revenue (f)	(151)	(3,092)
Equity in net income of unconsolidated affiliates (g)	(9,579)	(4,590)
Deferred compensation plan expense	(1,095)	1,809
Operating income	$72,516	$68,271
Equity in net income of unconsolidated affiliates (g)	9,579	4,590
Interest and investment income, net	(152)	241
Loss on disposal of long-lived assets	(1,518)	—
Other expense, net (h)	1,006	(1,809)
Income before income taxes	$81,431	$71,293

(a)	Represents non-cash employee stock-based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three months ended September 30, 2016 and 2015, respectively.

(b)	Represents legal, accounting and other expenses related to acquisition activities.

(c)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(d)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016 and 2015.

(e)	Represents implementation and other costs associated with the implementation of a new enterprise resource planning ("ERP") system.

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

(g)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix and 49% ownership interest in FFF, all of which is included in the supply chain services segment.

(h)	Represents unrealized gain on deferred compensation plan assets and losses on investments and other assets.
The following tables present capital expenditures, total assets and depreciation and amortization expense (in thousands):

	Three months ended September 30,
Capital Expenditures	2016	2015
Supply Chain Services	$—	$764
Performance Services	16,851	15,263
Corporate	115	1,114
Total	$16,966	$17,141

Total Assets	September 30, 2016	June 30, 2016
Supply Chain Services	$411,810	$345,219
Performance Services	971,834	934,588
Corporate	506,020	575,576
Total	$1,889,664	$1,855,383

	Three months ended September 30,
Depreciation and Amortization Expense (a)	2016	2015
Supply Chain Services	$466	$517
Performance Services	20,875	15,924
Corporate	1,886	1,471
Total	$23,227	$17,912

(a)	Includes amortization of purchased intangible assets.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on August 25, 2016 and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report.

Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "We", or "Our") is a leading healthcare performance improvement company, uniting an alliance of approximately 3,750 U.S. hospitals and more than 130,000 other provider organizations to transform healthcare. We unite hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their business to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of September 30, 2016, we were controlled by 171 U.S. hospitals, health systems and other healthcare organizations, that represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our Initial Public Offering ("IPO", and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013. As of September 30, 2016, the Class A common stock and Class B common stock represented approximately 34% and 66% of our combined Class A and Class B common stock, collectively (the "Common Stock"). All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.
We generated net revenue of $313.3 million and $270.8 million, net income of $58.1 million and $52.3 million, and Adjusted EBITDA of $110.8 million and $105.0 million for the three months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA is a Non-GAAP measure - see "Other Key Business Metrics" below.
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
Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute and alternate sites, and specialty pharmacy and our direct sourcing activities. Supply chain services net revenue grew from $196.5 million for the three months ended September 30, 2015 to $233.8 million for the three months ended September 30, 2016, representing net revenue growth of 19%, and accounted for 75% of our overall net revenue. We generate revenue in our supply chain services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our specialty pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue grew from $74.3 million for the three months ended September 30, 2015 to $79.5 million for the three months ended September 30, 2016, representing net revenue growth of 7%, and accounted for 25% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The performance services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Acquisitions
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for $68.7 million in cash, subject to adjustment based on Acro Pharmaceuticals' (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. The acquisition was funded with available cash on hand. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 23, 2016 with the remaining unallocated purchase price recorded as goodwill. Management's estimates and assumptions are subject to change within the measurement period (not to exceed one year) (see Note 3 - Business Acquisitions).
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
The success of our supply chain services revenue streams are influenced by the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our specialty pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including pharmacy benefit management ("PBM") services in partnership with a national PBM company.
Performance Services
Performance services revenue consists of SaaS informatics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for advisory and government services, insurance services management fees and commissions from endorsed commercial insurance programs.
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
Other Income, Net
Other income, net, consists primarily of equity in net income of our unconsolidated affiliates that is primarily generated from our 50% ownership interest in Innovatix, LLC ("Innovatix") and 49% ownership in FFF Enterprises, Inc. ("FFF"). A change in the number of, and use by, members that participate in our GPO programs through Innovatix as well as a change in the number of, and use by, customers of FFF could have a significant effect on the amounts earned from these investments. Other income, net, also includes interest income, net, and realized gains and losses on our marketable securities as well as gains or losses on the disposal of assets.
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
Net Income Attributable to Non-Controlling Interest
As of September 30, 2016, we owned an approximate 34% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP (approximately 66%). Our non-controlling interest attributable to limited partners of Premier LP was reduced from approximately 68% as of June 30, 2016 to approximately 66% as of September 30, 2016 as a result of the completion of a quarterly exchange pursuant to the Exchange Agreement (see Note 10 - Redeemable Limited Partners' Capital).
Other Key Business Metrics
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are Non-GAAP measures.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all financial measures not determined in accordance with generally accepted accounting principles ("Non-GAAP"), we consider non-recurring items to be expenses and other items that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on the disposal of assets.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with generally accepted accounting principles ("GAAP"), provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because it removes non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminates the variability of non-controlling interest as a result of member owner exchanges of Class B common units into shares of Class A common stock (which exchanges are a member owner's cumulative right, but not obligation, which began on October 31, 2014, and occur each year thereafter, and are limited to one-seventh of the member owner's initial allocation of Class B common units).
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

Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$125,976	40%	$117,949	43%
Other services and support	81,167	26%	75,105	28%
Services	207,143	66%	193,054	71%
Products	106,129	34%	77,781	29%
Net revenue	313,272	100%	270,835	100%
Cost of revenue:
Services	42,690	14%	38,124	14%
Products	95,813	31%	70,999	26%
Cost of revenue	138,503	44%	109,123	40%
Gross profit	174,769	56%	161,712	60%
Operating expenses:
Selling, general and administrative	92,238	30%	86,938	33%
Research and development	806	—%	456	—%
Amortization of purchased intangible assets	9,209	3%	6,047	2%
Operating expenses	102,253	33%	93,441	35%
Operating income	72,516	23%	68,271	25%
Other income, net	8,915	3%	3,022	1%
Income before income taxes	81,431	26%	71,293	26%
Income tax expense	23,336	7%	19,040	7%
Net income	58,095	19%	52,253	19%
Net income attributable to non-controlling interest in Premier LP	(49,601)	(16)%	(47,900)	(18)%
Adjustment of redeemable limited partners' capital to redemption amount	61,808	nm	466,801	nm
Net income attributable to stockholders	$70,302	nm	$471,154	nm

Weighted average shares outstanding:
Basic	47,214		37,735
Diluted	142,962		145,560

Earnings per share attributable to stockholders
Basic	$1.49		$12.49
Diluted	$0.26		$0.24

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$110,773	35%	$104,997	39%
Adjusted Fully Distributed Net Income (2)	$58,928	19%	$56,024	21%
Adjusted Fully Distributed Earnings Per Share (3)	$0.41		$0.38
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of Segment Adjusted EBITDA to income before income taxes for the periods presented (in thousands):

	Three months ended September 30,
	2016	2015
Net income	$58,095	$52,253
Interest and investment loss (income), net (a)	152	(241)
Income tax expense	23,336	19,040
Depreciation and amortization	14,018	11,865
Amortization of purchased intangible assets	9,209	6,047
EBITDA	104,810	88,964
Stock-based compensation (b)	5,896	13,700
Acquisition related expenses (c)	2,937	3,472
Strategic and financial restructuring expenses (d)	—	27
Adjustment to tax receivable agreement liability (e)	(5,722)	(4,818)
ERP implementation expenses (f)	1,094	560
Acquisition related adjustment - deferred revenue (g)	151	3,092
Loss on disposal of long-lived assets	1,518	—
Other expense	89	—
Adjusted EBITDA	$110,773	$104,997

Segment Adjusted EBITDA:
Supply Chain Services	$117,304	$102,949
Performance Services	22,311	24,925
Corporate (h)	(28,842)	(22,877)
Adjusted EBITDA	110,773	104,997
Depreciation and amortization	(14,018)	(11,865)
Amortization of purchased intangible assets	(9,209)	(6,047)
Stock-based compensation (b)	(5,896)	(13,700)
Acquisition related expenses (c)	(2,937)	(3,472)
Strategic and financial restructuring expenses (d)	—	(27)
Adjustment to tax receivable agreement liability (e)	5,722	4,818
ERP implementation expenses (f)	(1,094)	(560)
Acquisition related adjustment - deferred revenue (g)	(151)	(3,092)
Equity in net income of unconsolidated affiliates (i)	(9,579)	(4,590)
Deferred compensation plan (income) expense	(1,095)	1,809
Operating income	72,516	68,271
Equity in net income of unconsolidated affiliates	9,579	4,590
Interest and investment (loss) income, net (a)	(152)	241
Loss on disposal of long-lived assets	(1,518)	—
Other income (expense), net (j)	1,006	(1,809)
Income before income taxes	$81,431	$71,293

(a)	Represents interest expense (income), net and realized gains and losses on our marketable securities.

(b)	Represents non-cash employee stock-based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three months ended September 30, 2016 and 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.

(e)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016 and 2015.

(f)	Represents implementation and other costs of new enterprise resource planning ("ERP") system.

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

(i)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix and 49% ownership interest in FFF, all of which is included in the supply chain services segment.

(j)	Represents unrealized gain on deferred compensation plan assets and losses on investments and other assets.

(2)	The following table shows the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income for the periods presented (in thousands):

	Three months ended September 30,
	2016	2015
Net income attributable to stockholders	$70,302	$471,154
Adjustment of redeemable limited partners' capital to redemption amount	(61,808)	(466,801)
Net income attributable to non-controlling interest in Premier LP (a)	49,601	47,900
Income tax expense	23,336	19,040
Amortization of purchased intangible assets	9,209	6,047
Stock-based compensation (b)	5,896	13,700
Acquisition related expenses (c)	2,937	3,472
Strategic and financial restructuring expenses (d)	—	27
Adjustment to tax receivable agreement liability (e)	(5,722)	(4,818)
ERP implementation expenses (f)	1,094	560
Acquisition related adjustment - deferred revenue (g)	151	3,092
Loss on disposal of long-lived assets	1,518	—
Other expense	89	—
Non-GAAP adjusted fully distributed income before income taxes	96,603	93,373
Income tax expense on fully distributed income before income taxes (h)	37,675	37,349
Non-GAAP Adjusted Fully Distributed Net Income	$58,928	$56,024

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)	Represents non-cash employee stock-based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three months ended September 30, 2016 and 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.

(e)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016 and 2015.

(f)	Represents implementation and other costs of new ERP system.

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

(h)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2016 and 2015, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred in the three months ended September 30, 2016.

37

(3)
The following table shows the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Three months ended September 30,
	2016	2015
Net income attributable to stockholders	$70,302	$471,154
Adjustment of redeemable limited partners' capital to redemption amount	(61,808)	(466,801)
Net income attributable to non-controlling interest in Premier LP (a)	49,601	47,900
Income tax expense	23,336	19,040
Amortization of purchased intangible assets	9,209	6,047
Stock-based compensation (b)	5,896	13,700
Acquisition related expenses (c)	2,937	3,472
Strategic and financial restructuring expenses (d)	—	27
Adjustment to tax receivable agreement liability (e)	(5,722)	(4,818)
ERP implementation expenses (f)	1,094	560
Acquisition related adjustment - deferred revenue (g)	151	3,092
Loss on disposal of long-lived assets	1,518	—
Other expense	89	—
Non-GAAP adjusted fully distributed income before income taxes	96,603	93,373
Income tax expense on fully distributed income before income taxes (h)	37,675	37,349
Non-GAAP Adjusted Fully Distributed Net Income	$58,928	$56,024

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	47,214	37,735
Potentially dilutive shares	939	1,747
Conversion of class B common units	94,809	106,078
Weighted average fully distributed shares outstanding - diluted	142,962	145,560

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)	Represents non-cash employee stock-based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three months ended September 30, 2016 and 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.

(e)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016 and 2015.

(f)	Represents implementation and other costs of new ERP system.

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

(h)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2016 and 2015, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred in the three months ended September 30, 2016.

The following table shows the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Three months ended September 30,
	2016	2015
Earnings per share attributable to stockholders	$1.49	$12.49
Adjustment of redeemable limited partners' capital to redemption amount	(1.31)	(12.37)
Impact of additions:
Net income attributable to non-controlling interest in Premier LP (a)	1.05	1.27
Income tax expense	0.49	0.50
Amortization of purchased intangible assets	0.20	0.16
Stock-based compensation (b)	0.13	0.36
Acquisition related expenses (c)	0.06	0.09
Adjustment to tax receivable agreement liability (d)	(0.12)	(0.13)
ERP implementation expenses (e)	0.02	0.02
Acquisition related adjustment - deferred revenue (f)	—	0.08
Loss on disposal of long-lived assets	0.03	—
Impact of corporation taxes (g)	(0.80)	(0.99)
Impact of increased share count (h)	(0.83)	(1.10)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.41	$0.38

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)	Represents non-cash employee stock-based compensation expense and $0.1 million and $0.2 million stock purchase plan expense in the three months ended September 30, 2016 and 2015, respectively.

(c)	Represents legal, accounting and other expenses related to acquisition activities.

(d)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016 and 2015.

(e)	Represents implementation and other costs of new ERP system.

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

(g)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2016 and 2015, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred in the three months ended September 30, 2016.

(h)	Reflects impact of increased share counts assuming the conversion of all Class B common units into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the three months ended September 30, 2016 and 2015, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended September 30,
	2016		2015
Net Revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$125,976	40%	$117,949	44%
Other services and support	1,645	1%	819	—%
Services	127,621	41%	118,768	44%
Products	106,129	34%	77,781	29%
Total Supply Chain Services	233,750	75%	196,549	73%
Performance Services	79,522	25%	74,286	27%
Total	$313,272	100%	$270,835	100%
Total net revenue for the three months ended September 30, 2016 was $313.3 million, an increase of $42.5 million, or 16% from $270.8 million for the three months ended September 30, 2015. Our supply chain services net revenue was 75% and 73% of total net revenue for the three months ended September 30, 2016 and 2015, respectively.
Supply Chain Services
Our supply chain services segment net revenue for the three months ended September 30, 2016 was $233.8 million, an increase of $37.3 million, or 19%, from $196.5 million for the three months ended September 30, 2015.
Net administrative fees revenue in our supply chain services segment for the three months ended September 30, 2016 was $126.0 million, an increase of $8.1 million, or 7%, from $117.9 million for the three months ended September 30, 2015. The increase in net administrative fees revenue was primarily attributable to further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment for the three months ended September 30, 2016 was $106.1 million, an increase of $28.3 million, or 36%, from $77.8 million for the three months ended September 30, 2015. The increase was primarily driven by revenues from the Company's Acro Pharmaceuticals acquisition of $23.4 million as well as a continued increase in direct sourcing revenue as a result of increased member participation in our direct sourcing and specialty pharmacy businesses, offset by a decrease in Hepatitis C pharmaceutical sales. We expect our direct sourcing and specialty pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Our performance services segment net revenue for the three months ended September 30, 2016 was $79.5 million, an increase of $5.2 million, or 7%, from $74.3 million for the three months ended September 30, 2015. The increase was primarily attributable to $4.5 million in incremental revenue from CECity.com, Inc. ("CECity") and Healthcare Insights, LLC ("HCI") during the quarter which includes the impact of a full quarter of revenue, compared to a partial quarter in the prior year, as the acquisitions closed on August 20, 2015 and July 30, 2015, respectively.
We continue to be impacted by the competitive environment as well as the impact of lengthier implementations for some of our more complex technology-enabled solutions. Similarly, growth in our advisory services was limited due to some larger engagement opportunities that result in more complex and lengthy sales processes, require longer to implement once secured and result in longer term revenue recognition due to performance-based fees for certain of these engagements.
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
Cost of Revenue
The following table summarizes our cost of revenue for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended September 30,
	2016		2015
Cost of revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue
Services	$42,690	14%	$38,124	14%
Products	95,813	31%	70,999	26%
Total cost of revenue	$138,503	44%	$109,123	40%
Cost of revenue by segment:
Supply Chain Services	$97,063	31%	$71,617	26%
Performance Services	41,440	13%	37,506	14%
Total cost of revenue	$138,503	44%	$109,123	40%
Cost of revenue for the three months ended September 30, 2016 was $138.5 million, an increase of $29.4 million, or 27%, from $109.1 million for the three months ended September 30, 2015. Cost of product revenue increased by $24.8 million, which was primarily attributable to an increase of $22.0 million due to the Company's acquisition of Acro Pharmaceuticals and increases in direct sourcing and specialty pharmacy revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our specialty pharmacy program. Cost of service revenue increased by $4.6 million primarily due to an increase in personnel to support growth in SaaS-based implementations. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings.
Cost of revenue for the supply chain services segment for the three months ended September 30, 2016 was $97.1 million, an increase of $25.4 million, or 36%, from $71.6 million for the three months ended September 30, 2015. The increase is primarily attributable to an increase of $22.0 million due to the Company's acquisition of Acro Pharmaceuticals and growth in the direct sourcing and specialty pharmacy businesses, which have higher associated cost of revenue as compared to group purchasing.
Cost of revenue for the performance services segment for the three months ended September 30, 2016 was $41.4 million, an increase of $3.9 million, or 10%, from $37.5 million for the three months ended September 30, 2015. The increase is primarily attributable to an increase in personnel and temporary labor to support growth due to prior year acquisitions and increased depreciation and amortization of internally developed software due to expansion of the capabilities and functionality of existing software platforms. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings.

Operating Expenses
The following table summarizes our operating expenses for the periods, respectively, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended September 30,
	2016		2015
Operating expenses:	Amount	%of Net Revenue	Amount	%of Net Revenue
Selling, general and administrative	$92,238	30%	$86,938	33%
Research and development	806	—%	456	—%
Amortization of purchased intangible assets	9,209	3%	6,047	2%
Total operating expenses	$102,253	33%	$93,441	35%
Operating expenses by segment:
Supply Chain Services	$32,715	10%	$27,288	10%
Performance Services	36,491	12%	33,853	13%
Total segment operating expenses	69,206	22%	61,141	23%
Corporate	33,047	11%	32,300	12%
Total operating expenses	$102,253	33%	$93,441	35%
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2016 were $92.2 million, an increase of $5.3 million, or 6%, from $86.9 million for the three months ended September 30, 2015. The increase is primarily attributable to increased salaries and benefits of $11.7 million due to increased staffing to support growth, which was partially offset by a decrease in stock-based compensation of $7.8 million primarily related to vesting of certain IPO-related performance based awards.
We expect our selling, general and administrative expenses to decline year over year as a result of a reduction in anticipated stock compensation expense. On a longer term basis, we would expect selling, general and administrative expenses to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Research and development expenses for the three months ended September 30, 2016 were $0.8 million, an increase of $0.3 million, from $0.5 million for the three months ended September 30, 2015. Including capitalized labor, total research and development expenditures were $17.4 million for the three months ended September 30, 2016, an increase of $2.6 million from $14.8 million for the three months ended September 30, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets for the three months ended September 30, 2016 was $9.2 million, an increase of $3.2 million, from $6.0 million for the three months ended September 30, 2015. The increase was primarily as a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Supply Chain Services
Operating expenses in the supply chain services segment were $32.7 million for the three months ended September 30, 2016, an increase of $5.4 million, or 20%, from $27.3 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase in selling, general and administrative expenses, driven by higher acquisition expenses in the current period and higher salaries and benefits expenses due to increased staffing to support growth and acquisitions.

Performance Services
Operating expenses in the performance services segment were $36.5 million for the three months ended September 30, 2016, an increase of $2.6 million, or 8%, from $33.9 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase in amortization of purchased intangible assets of $3.2 million driven by the addition of intangible assets from the acquisitions of CECity and HCI in the first quarter of fiscal year 2016, as the current period includes the impact of a full quarter of amortization, and the acquisition of InflowHealth, LLC in October 2015. Selling, general and administrative expenses also increased due to increased staffing to support growth and acquisitions. These increases were offset by lower acquisition costs in the current period as compared to the first quarter of fiscal year 2016.
Corporate
Corporate expenses remained relatively flat year over year, with higher incremental corporate infrastructure costs, primarily in technology services, finance and legal due to growth and acquisitions offset by lower stock-based compensation.
Other Non-Operating Income and Expense
Other Income, Net
Other income, net, for the three months ended September 30, 2016 was $8.9 million, an increase of $5.9 million, or 197%, from $3.0 million for the three months ended September 30, 2015, due primarily to a $5.0 million increase in equity income from unconsolidated affiliates offset by a $1.5 million loss on disposal of long-lived assets.
Income Tax Expense
For the three months ended September 30, 2016 and 2015 the Company recorded tax expense of $23.3 million and $19.0 million, respectively, which equates to an effective tax rate of 28.7% and 26.7%, respectively. The effective tax rate has increased from the prior year primarily attributable to the increase in the Company's ownership of Premier LP's taxable income. The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and valuation allowances against deferred tax assets at PHSI.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest for the three months ended September 30, 2016 was $49.6 million, an increase of $1.7 million, or 3.5%, from $47.9 million for the three months ended September 30, 2015. Non-controlling interest in Premier LP was approximately 74% at June 30, 2015 and September 30, 2015, and decreased from approximately 68% at June 30, 2016 to approximately 66% at September 30, 2016 after the August 1, 2016 quarterly exchange. However, net income increased $5.8 million from $52.3 million for the three months ended September 30, 2015 to $58.1 million for the three months ended September 30, 2016, driven primarily by the growth in net revenue.
Non-GAAP Adjusted EBITDA
The following table summarizes our Non-GAAP Adjusted EBITDA for the three months ended September 30, 2016 and 2015 indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended September 30,
	2016		2015
Non-GAAP Adjusted EBITDA by segment:	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services	$117,304	37%	$102,949	38%
Performance Services	22,311	7%	24,925	9%
Total Segment Adjusted EBITDA	139,615	44%	127,874	47%
Corporate	(28,842)	(9)%	(22,877)	(8)%
Total Adjusted EBITDA	$110,773	35%	$104,997	39%
Adjusted EBITDA for the three months ended September 30, 2016 was $110.8 million, an increase of $5.8 million, or 6%, from $105.0 million for the three months ended September 30, 2015. The increase in Adjusted EBITDA is primarily driven by revenue growth in the supply chain segment, including contributions from the acquisition of Acro Pharmaceuticals.

Segment Adjusted EBITDA for the supply chain services segment of $117.3 million for the three months ended September 30, 2016 reflects an increase of $14.4 million, or 14%, compared to $102.9 million for the three months ended September 30, 2015, primarily as a result of growth in net administrative fees revenue and the existing product businesses, in addition to contributions from our recent FFF equity investment and purchase of Acro Pharmaceuticals.
Segment Adjusted EBITDA for the performance services segment of $22.3 million for the three months ended September 30, 2016 reflects a decrease of approximately $2.6 million, or 10%, compared to $24.9 million for the three months ended September 30, 2015, primarily driven by increased revenue offset by higher cost of sales and operating expenses primarily from increased staffing costs to support future growth in advisory services.
Adjusted EBITDA at the corporate level of $(28.8) million reflects a decrease of $5.9 million, or 26%, compared to $(22.9) million for the three months ended September 30, 2015, reflecting increased selling, general and administrative expenses primarily driven by higher incremental corporate infrastructure costs, primarily in finance, legal and technology services due to growth and the current year acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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
There have been no material changes to the Company's significant accounting policies as described in the Company's 2016 Annual Report.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, settlement of Class B common unit exchanges under the Exchange Agreement, acquisitions and related business investments. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash had been distributed to our member owners.
As of September 30, 2016 and June 30, 2016, we had cash and cash equivalents totaling $156.0 million and $248.8 million respectively. As of September 30, 2016, there were no marketable securities outstanding, and as of June 30, 2016, marketable securities with maturities ranging from three months to five years totaled $47.9 million. The decrease in marketable securities of $47.9 million is primarily attributable to funding the acquisition of Acro Pharmaceuticals and the equity investment in FFF.
As of September 30, 2016, there were no outstanding borrowings under the Credit Facility. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information. On November 1, 2016, we borrowed $50.0 million under our Credit Facility to fund a portion of the October 31, 2016 Class B common unit exchange under the Exchange Agreement.

We expect cash generated from operations and borrowings under our Credit Facility to provide us with liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, settlement of Class B common unit exchanges under the Exchange Agreement and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts and our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the three months ended September 30, 2016 and 2015
A summary of net cash flows follows (in thousands):

	Three months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$41,827	$22,719
Investing activities	(96,803)	(186,629)
Financing activities	(37,829)	127,223
Net decrease in cash	$(92,805)	$(36,687)
Net cash provided by operating activities was $41.8 million for the three months ended September 30, 2016 compared to $22.7 million for the three months ended September 30, 2015, with the increase of $19.1 million primarily attributable to a $15.0 million prepayment to a distributor in order to receive additional discounts on product purchases in the first quarter of fiscal year 2016. In the three months ended September 30, 2016, we made an additional $4.0 million distributor prepayment.
Net cash used in investing activities was $96.8 million for the three months ended September 30, 2016, a decrease of $89.8 million from cash outflows of $186.6 million for the three months ended September 30, 2015. Our investing activities for the three months ended September 30, 2016 primarily consisted of the acquisition of Acro Pharmaceuticals, net of cash acquired, for $68.7 million, the equity investment in FFF for $65.7 million and capital expenditures of $17.0 million for property and equipment, offset by net proceeds from the sale of marketable securities of $48.0 million and distributions from equity investments of $6.6 million.
Our investing activities for the three months ended September 30, 2015 consisted primarily of the acquisitions of CECity and HCI of $462.9 million, capital expenditures of $17.1 million for property and equipment, and purchases of marketable securities of $19.2 million partially offset by net proceeds from the sale of marketable securities of $307.7 million and distributions from equity investments of $5.5 million.
Net cash used in financing activities was $37.8 million for the three months ended September 30, 2016 compared to net cash provided of $127.2 million for the three months ended September 30, 2015. Our financing activities for the three months ended September 30, 2016 primarily consisted of distributions to limited partners of Premier LP of $22.5 million and repurchase of vested restricted units for employee tax-withholding for $17.4 million, partially offset by proceeds from exercise of stock options of $2.3 million.
Our financing activities for the three months ended September 30, 2015 primarily included proceeds from the Credit Facility of $150.0 million partially offset by distributions to limited partners of Premier LP of $22.4 million.

Discussion of Non-GAAP Free Cash Flow
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and tax receivable payments to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three months ended September 30,
	2016	2015
Net cash provided by operating activities	$41,827	$22,719
Purchases of property and equipment	(16,966)	(17,141)
Distributions to limited partners of Premier LP	(22,493)	(22,432)
Non-GAAP Free Cash Flow	$2,368	$(16,854)
Non-GAAP Free Cash Flow for the three months ended September 30, 2016 was $2.4 million, compared with $(16.9) million for the three months ended September 30, 2015. Non-GAAP Free Cash Flow increased primarily due to a $15.0 million prepayment to a distributor in order to receive additional discounts on product purchases in the first quarter of fiscal year 2016. In the three months ended September 30, 2016, we made an additional $4.0 million distributor prepayment.
Contractual Obligations
Notes Payable
At September 30, 2016, we had material commitments of $19.1 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance. See Note 9 - Debt to the accompanying condensed consolidated financial statements.
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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. At September 30, 2016, the interest rate for three-month Eurodollar Loans was 1.979% and the interest rate for the Base Rate Loans was 3.625%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at September 30, 2016. The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement and other general corporate purposes. As of September 30, 2016, we had no outstanding borrowings under the Credit Facility. On November 1, 2016, we borrowed $50.0 million under our Credit Facility to fund a portion of the October 31, 2016 Class B common unit exchange under the Exchange Agreement. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2015 Annual Report. See also, Note 9 - Debt to our accompanying condensed consolidated financial statements contained in this Quarterly Report.
Member-Owner Tax Receivable Agreement
In connection with the Reorganization and IPO, the Company entered into a tax receivable agreement ("TRA") with each of our member owners. Pursuant to the agreement, we will pay member owners 85% of the cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such Tax Receivable Agreements). Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
The Company had TRA liabilities of $284.2 million at September 30, 2016, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election which results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. The TRA liabilities increased by $4.5 million compared to the $279.7 million liability recorded at June 30, 2016. The increase is attributable to a $10.2 million increase in connection with quarterly member owner exchanges on August 1, 2016, partially offset by a $5.7 million decrease in connection with revaluing the deferred tax assets and TRA liabilities associated with the North Carolina state income tax rate reduction.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of Acro Pharmaceuticals which was acquired during the three months ended September 30, 2016 and is included in our condensed consolidated financial statements as of September 30, 2016 and for the period from the acquisition date through September 30, 2016. The assets of Acro Pharmaceuticals represented approximately 1.1% of our total assets as of September 30, 2016. Acro Pharmaceuticals represented approximately 7.5% of our net revenue for the three months ended September 30, 2016.
Changes in Internal Control Over Financial Reporting
We have substantially completed the implementation of core general ledger, related financial reporting and other components to our comprehensive enterprise resource planning ("ERP") system. In connection with the implementation of these components of the overall ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.
Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of certain ERP modules and will require testing for effectiveness, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Additional information relating to certain legal proceedings in which we are involved is included in Note 16 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended September 30, 2016, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2016 Annual Report.
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

PREMIER, INC.

Date: November 7, 2016	By:	/s/ Craig S. McKasson
	Name:	Craig S. McKasson
	Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
10.1
Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.2
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.3
First Amendment to the Premier, Inc. 2013 Equity Incentive Plan, as amended and restated (effective August 11, 2016) (Incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.4	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on August 25, 2016)+
10.5
Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 11, 2016 (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.6	Premier, Inc. Directors' Compensation Policy, adopted 2016 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2016)+
10.7
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

+	Indicates a management contract or compensatory plan or arrangement

*	Filed herewith.

‡	Furnished herewith.

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092.

