Form 10-Q
period 2016-12-31
Premier, Inc.
filed 2017-02-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-36092
 __________________________________________________________________________________________
Premier, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________________________________________

Delaware	35-2477140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13034 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(704) 357-0022
(Registrant's telephone number, including area code)
 __________________________________________________________________________________________
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
As of February 3, 2017, there were 50,701,862 shares of the registrant's Class A common stock, par value $0.01 per share, and 88,464,859 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•	any increase in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market;

•	our ability to maintain and expand our existing base of drugs in our specialty pharmacies;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	our indebtedness and our ability to obtain additional financing on favorable terms;

•	fluctuation of our cash flows, quarterly revenues and results of operations;

•	changes in the political, economic or regulatory healthcare environment;

•	our compliance with complex federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our specialty pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules;

•	the terms of agreements between us and our member owners;

•	payments made under the tax receivable agreements to Premier LP's limited partners and our ability to realize the expected tax benefits related to the acquisition of Class B common units;

•	changes to Premier LP's allocation methods that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

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

More information on potential factors that could affect our financial results is included from time to time in the "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2016	June 30, 2016
Assets
Cash and cash equivalents	$218,892	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $3,725 and $1,981 allowance for doubtful accounts, respectively)	181,083	144,424
Inventory	65,690	29,121
Prepaid expenses and other current assets	45,674	19,646
Due from related parties	2,611	3,123
Total current assets	513,950	462,890
Marketable securities	—	30,130
Property and equipment (net of $288,565 and $265,751 accumulated depreciation, respectively)	180,408	174,080
Intangible assets (net of $71,230 and $50,870 accumulated amortization, respectively)	411,343	158,217
Goodwill	862,939	537,962
Deferred income tax assets	462,658	422,849
Deferred compensation plan assets	38,306	39,965
Investments in unconsolidated affiliates	98,795	16,800
Other assets	14,344	12,490
Total assets	$2,582,743	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$70,163	$46,003
Accrued expenses	60,036	56,774
Revenue share obligations	69,183	63,603
Limited partners' distribution payable	22,733	22,493
Accrued compensation and benefits	42,090	60,425
Deferred revenue	52,156	54,498
Current portion of tax receivable agreements	13,912	13,912
Current portion of long-term debt	338,505	5,484
Deferred purchase price payable, acquisition of Innovatix, LLC and Essensa Ventures, LLC	97,500	—
Other liabilities	25,417	2,871
Total current liabilities	791,695	326,063
Long-term debt, less current portion	6,999	13,858
Tax receivable agreements, less current portion	309,380	265,750
Deferred compensation plan obligations	38,306	39,965
Deferred tax liabilities	84,341	—
Other liabilities	46,262	23,978
Total liabilities	1,276,983	669,614

	December 31, 2016	June 30, 2016
Redeemable limited partners' capital	2,720,009	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 50,155,907 and 45,995,528 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	502	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 89,761,541 and 96,132,723 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,414,751)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,414,249)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,582,743	$1,855,383
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net revenue:
Net administrative fees	$129,071	$120,733	$255,047	$238,682
Other services and support	87,051	89,620	168,218	164,725
Services	216,122	210,353	423,265	403,407
Products	142,378	81,316	248,507	159,097
Net revenue	358,500	291,669	671,772	562,504
Cost of revenue:
Services	44,856	40,492	87,546	78,616
Products	131,158	72,105	226,971	143,104
Cost of revenue	176,014	112,597	314,517	221,720
Gross profit	182,486	179,072	357,255	340,784
Operating expenses:
Selling, general and administrative	95,927	99,284	188,165	186,222
Research and development	767	424	1,573	880
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Operating expenses	107,845	108,979	210,098	202,420
Operating income	74,641	70,093	147,157	138,364
Remeasurement gain attributable to acquisition of Innovatix, LLC	204,833	—	204,833	—
Equity in net income of unconsolidated affiliates	5,127	4,785	14,706	9,375
Interest and investment income (loss), net	(857)	(937)	(1,009)	(696)
Loss on disposal of long-lived assets	—	—	(1,518)	—
Other income (expense), net	(131)	(272)	875	(2,081)
Other income, net	208,972	3,576	217,887	6,598
Income before income taxes	283,613	73,669	365,044	144,962
Income tax expense	104,938	12,674	128,274	31,714
Net income	178,675	60,995	236,770	113,248
Net income attributable to non-controlling interest in Premier LP	(131,117)	(49,817)	(180,718)	(97,717)
Adjustment of redeemable limited partners' capital to redemption amount	285,208	(65,561)	347,016	401,240
Net income (loss) attributable to stockholders	$332,766	$(54,383)	$403,068	$416,771

Weighted average shares outstanding:
Basic	49,445	41,575	48,330	39,655
Diluted	141,308	41,575	142,133	145,927

Earnings (loss) per share attributable to stockholders:
Basic	$6.73	$(1.31)	$8.34	$10.51
Diluted	$1.09	$(1.31)	$1.35	$0.60
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net income	$178,675	$60,995	$236,770	$113,248
Net unrealized gain (loss) on marketable securities	—	143	128	(509)
Total comprehensive income	178,675	61,138	236,898	112,739
Less: Comprehensive income attributable to non-controlling interest	(131,117)	(49,916)	(180,803)	(97,359)
Comprehensive income attributable to Premier, Inc.	$47,558	$11,222	$56,095	$15,380
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six months ended December 31, 2016
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	3,338	33	(3,338)	—	107,180	—	—	107,213
Exchange of Class B units for cash by member owners	—	—	(3,033)	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	28,286	—	—	28,286
Issuance of Class A common stock under equity incentive plan	781	8	—	—	2,901	—	—	2,909
Issuance of Class A common stock under employee stock purchase plan	41	1	—	—	1,255	—	—	1,256
Stock-based compensation expense	—	—	—	—	12,066	—	—	12,066
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,629)	—	—	(17,629)
Net income	—	—	—	—	—	236,770	—	236,770
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(180,718)	—	(180,718)
Net unrealized loss on marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(134,059)	481,075	—	347,016
Balance at December 31, 2016	50,156	$502	89,762	$—	$—	$(1,414,751)	$—	$(1,414,249)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended December 31,
	2016	2015
Operating activities
Net income	$236,770	$113,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,576	39,382
Equity in net income of unconsolidated affiliates	(14,706)	(9,375)
Deferred income taxes	116,214	21,331
Stock-based compensation	12,066	25,022
Adjustment to tax receivable agreement liability	(5,722)	(4,818)
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—
Loss on disposal of long-lived assets	1,518	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(11,888)	(26,245)
Other assets	274	(10,853)
Inventories	(31,832)	2,814
Accounts payable, accrued expenses and other current liabilities	(4,136)	(12,376)
Long-term liabilities	(4,100)	(3,943)
Other operating activities	163	540
Net cash provided by operating activities	138,364	134,727
Investing activities
Purchase of marketable securities	—	(19,211)
Proceeds from sale of marketable securities	48,013	339,674
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	(222,217)	—
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC, net of cash acquired	(68,745)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	(64,634)
Acquisition of InFlow Health, LLC	—	(6,088)
Investment in unconsolidated affiliates	(65,660)	(1,000)
Distributions received on equity investment	6,550	11,743
Purchases of property and equipment	(34,325)	(38,882)
Other investing activities	26	(5)
Net cash used in investing activities	(336,358)	(176,664)
Financing activities
Payments made on notes payable	(1,338)	(1,336)
Proceeds from credit facility	327,500	150,000
Payments on credit facility	—	(50,000)
Proceeds from exercise of stock options under equity incentive plan	2,909	237
Proceeds from issuance of Class A common stock under stock purchase plan	1,256	1,302
Repurchase of vested restricted units for employee tax-withholding	(17,629)	(46)
Settlement of exchange of Class B units by member owners	(99,999)	—
Final remittance of net income attributable to former S2S Global minority shareholder	—	(1,890)

	Six months ended December 31,
	2016	2015
Distributions to limited partners of Premier LP	(44,630)	(45,461)
Other financing activities	—	19
Net cash provided by financing activities	168,069	52,825
Net increase (decrease) in cash and cash equivalents	(29,925)	10,888
Cash and cash equivalents at beginning of year	248,817	146,522
Cash and cash equivalents at end of period	$218,892	$157,410

Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in additional paid-in-capital and accumulated deficit	$(347,016)	$(401,240)
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchanges by member owners	$(107,213)	$(209,549)
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$(44,870)	$(22,505)
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,074	$3,374
Increase in deferred tax assets related to quarterly exchanges by member owners	$77,638	$76,504
Increase in tax receivable agreement liability related to quarterly exchanges by member owners	$49,352	$56,609
Increase in additional paid-in capital related to quarterly exchanges by member owners	$28,286	$20,479
Reduction in deferred tax assets related to departed member owners	$—	$383
Payable to member owners incurred upon repurchase of ownership interest	$—	$552
Reduction in tax receivable agreement liability related to departed member owners	$—	$967
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: supply chain services and performance services. See Note 16 - Segments for further information related to the Company's reportable business segments. The supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPOs") in the United States and integrated pharmacy and direct sourcing activities. The performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The performance services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Basis of Presentation and Consolidation
Basis of Presentation
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 36% and 32% general partner interest in Premier Healthcare Alliance, L.P. ("Premier LP") at December 31, 2016 and June 30, 2016, respectively. Premier LP's limited partners held an approximate 64% and 68% ownership interest at December 31, 2016 and June 30, 2016, respectively. The limited partners' interest is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of comprehensive income.
At December 31, 2016 and June 30, 2016, the member owners owned approximately 64% and 68%, respectively, of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock. During the three months ended September 30, 2016, the member owners exchanged 1.3 million Class B common units and associated Class B common shares for an equal number of Class A common shares. During the three months ended December 31, 2016, the member owners exchanged 2.0 million Class B common units and associated Class B common shares for an equal number of Class A common shares, and exchanged 3.0 million Class B common units and associated Class B common shares for cash as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") concurrent with the consummation of the Company's initial public offering (the "IPO," and together with the Reorganization, the "Reorganization and IPO") on October 1, 2013 (see Note 11 - Earnings Per Share). During the three months ended September 30, 2016 and December 31, 2016, approximately (i) 1.3 million and 5.0 million Class B common shares, respectively, were retired, (ii) zero and 3.0 million Class B common units, respectively, were retired, and (iii) 1.3 million and 2.0 million Class B common units, respectively, were contributed to Premier LP, converted to Class A common units and remain outstanding.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report") filed with the SEC on August 25, 2016 for further discussion of the Exchange Agreement and Reorganization and IPO. At December 31, 2016 and June 30, 2016, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 36% and 32%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
Premier LP is a variable interest entity ("VIE") in which the Company does not hold a majority interest but, through Premier GP, has the exclusive power and authority to manage the business and affairs of Premier LP, to make all decisions with respect to driving the economic performance of Premier LP, and has both an obligation to absorb losses and a right to receive benefits. As such, the Company is the primary beneficiary of the VIE and consolidates the operations of Premier LP under the variable interest model. Premier LP is a VIE as the limited partners do not have the ability to exercise a substantive removal right with respect to the general partner. See Note 2 - Significant Accounting Policies for further discussion of recently adopted accounting standards related to VIEs.
The assets and liabilities of Premier LP at December 31, 2016 and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Assets
Current	$445,013	$423,969
Noncurrent	1,606,135	973,741
Total assets of Premier LP	$2,051,148	$1,397,710

Liabilities
Current	$803,728	$380,001
Noncurrent	172,019	74,709
Total liabilities of Premier LP	$975,747	$454,710
Net income attributable to Premier LP was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Premier LP net income	$203,604	$70,495	$277,949	$135,447
Premier LP's cash flows for the six months ended December 31, 2016 and 2015 consisted of the following (in thousands):

	Six months ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$121,731	$148,405
Investing activities	(336,358)	(180,773)
Financing activities	159,533	34,879
Net increase (decrease) in cash and cash equivalents	(55,094)	2,511
Cash and cash equivalents at beginning of year	210,048	126,662
Cash and cash equivalents at end of period	$154,954	$129,173
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2016 Annual Report.
In the Company's Form 10-Q for the quarter ended September 30, 2016, the Company understated the fair value of the put right liability and overstated the fair value of the call right asset obtained pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF Enterprises, Inc. ("FFF") on July 26, 2016 (see Note 4 - Investments and Note 5 - Fair Value Measurements) by $1.9 million and $6.2 million, respectively. In addition, the deferred tax liability attributed to the fair value of the put and call rights was understated by $3.1 million. As a result, the investment in FFF was understated by $11.2 million, of which $8.1 million was attributed to the aforementioned adjustments to the net fair value of the put and call rights and $3.1 million was attributed to the adjustment to the deferred tax liability. The Company has corrected this immaterial error in the second quarter condensed consolidated balance sheets at December 31, 2016 and associated disclosures in Note 4 - Investments and Note 5 - Fair Value Measurements.
In the Company's Form 10-Q for the quarter ended December 31, 2015, the Company overstated cash flows used in investing activities for the six months ended December 31, 2015 by $4.1 million and overstated cash flows provided by operating activities by $4.1 million related to the earn-out liability for InFlowHealth, LLC ("InFlow"). The Company has corrected this immaterial error in the statement of cash flows for the six months ended December 31, 2015 in the accompanying condensed consolidated financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase price are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2016 Annual Report.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The Company early-adopted the standard effective July 1, 2016, using the prospective approach. Pursuant to the guidance, the Company recognized gross excess tax benefits of approximately $9.1 million ($3.6 million tax effected) during the three months ended September 30, 2016, which were fully offset by a valuation allowance at Premier Healthcare Solutions, Inc. ("PHSI"), the Company's consolidated subsidiary. No adjustments were made to prior periods, and the impact on prior periods would have been immaterial. All excess tax benefits related to share-based awards are reported as operating activities within the accompanying condensed consolidated statement of cash flows. In addition, the Company calculated diluted earnings per share without consideration of any tax benefits in determining dilutive shares.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the SEC staff's position in ASU 2015-03 on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-15 states that the SEC staff would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The Company adopted the standard effective July 1, 2016 using the retrospective approach. The guidance had no impact on the Company's accounting for debt issuance costs associated with its line of credit.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which effectively eliminated the presumption that a general partner should consolidate a limited partnership, modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, and affected the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The Company adopted the standard effective July 1, 2016 using the modified retrospective approach. The adoption of ASU 2015-02 did not impact the Company's conclusions regarding consolidation or the consolidated financial statements other than providing additional disclosures around Premier's consolidation of Premier LP. As a result of ASU 2015-02, the Company no longer consolidates Premier LP under the presumption that the general partner controls a limited partnership but rather consolidates Premier LP under the Variable Interest Model. Premier LP meets the definition of a VIE as the limited partners do not have the ability to exercise a substantive removal right with respect to the general partner, Premier GP. Additionally, the Company, through Premier GP, has the exclusive power and authority to manage the business and affairs of Premier LP, to make all decisions with respect thereto driving the economic performance of Premier LP, and has both an obligation to absorb losses and a right to receive benefits.
Recently Issued Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for certain amendments. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new standard will be effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for either full retrospective or modified retrospective adoption.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends specific aspects of ASU 2014-09, including how to identify performance obligations and guidance related to licensing implementation. This amendment provides guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. The amendment will be effective with ASU 2014-09.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies specific aspects of ASU 2014-09, clarifying how to identify performance obligations and guidance related to its promise in granting a license of intellectual property. This new standard provides guidance to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost. The new standard also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property to help determine whether it recognizes revenue over time or at a point in time and addresses how entities should consider license renewals and restrictions. The new standard will be effective with ASU 2014-09.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies specific aspects of ASU 2014-09, including allowing entities not to make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard also makes twelve other technical corrections and improvements to ASU 2014-09. The new standard will be effective with ASU 2014-09.
The new revenue recognition standards discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standards on its consolidated financial statements and related disclosures. The Company is also evaluating the impact of the deferral of the effective date on its plans for adopting the new standard.

(3) BUSINESS ACQUISITIONS
Acquisition of Innovatix, LLC and Essensa Ventures, LLC
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix, LLC ("Innovatix") (see Note 4 - Investments). On December 2, 2016, the Company, through PSCI, acquired from GNYHA Holdings, LLC (see Note 14 - Related Party Transactions) the remaining 50% ownership interest of Innovatix and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") for $325.0 million, of which $227.5 million in cash was paid at closing and $97.5 million, included in deferred purchase price payable in the condensed consolidated balance sheets, was paid on January 10, 2017.
The purchase price is subject to adjustment based on Innovatix's and Essensa's (i) cash on hand and cash equivalents, (ii) outstanding indebtedness and (iii) net working capital at closing. With regard to Innovatix, the purchase price adjustments set forth in (i), (ii) and (iii) above are limited to 50% of the actual amount due to PSCI’s 50% ownership interest prior to the acquisition. Innovatix and Essensa are GPOs focused on serving nonacute and alternate site health care providers and other organizations throughout the United States.
In connection with the acquisition, the Company utilized its credit facility (the "Credit Facility") to fund the $325.0 million purchase price (see Note 8 - Debt). More specifically, the Company borrowed $227.5 million from the Credit Facility on December 1, 2016, which is reflected within current portion of long-term debt in our condensed consolidated balance sheets at December 31, 2016. The Company subsequently borrowed an additional $97.5 million from the Credit Facility on January 10, 2017.
The Company incurred $4.4 million and $4.7 million of transaction costs related to this acquisition during the three and six months ended December 31, 2016, respectively. These transaction costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $287.2 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes.

The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value
Cash paid at closing	$227,500
Deferred purchase price	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Estimated working capital settlement	1,106
Total consideration paid	350,752
Cash acquired	(16,267)
Net consideration	334,485
50% ownership interest in Innovatix	218,044
Payable to Innovatix and Essensa	(5,765)
Enterprise value	546,764

Accounts receivable	23,458
Prepaid expenses and other current assets	686
Fixed assets, net	2,064
Intangible assets	246,906
Total assets acquired	273,114
Accrued expenses	5,954
Revenue share obligations	6,937
Other current liabilities	694
Total liabilities assumed	13,585
Goodwill	$287,235
The acquisition provides the selling members an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ending June 30, 2017. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios. This value is not indicative of a known amount to be paid. As of December 31, 2016, the fair value of the earn-out liability was $16.7 million (see Note 5 - Fair Value Measurements).
Certain executive officers of Innovatix and Essensa executed employment agreements that became effective upon the closing of the acquisition. The purchase agreement provides that in the event that Innovatix's and Essensa's Adjusted EBITDA exceeds agreed upon amounts, certain of those executive officers are entitled to receive a retention bonus payment of up to $3.0 million in the aggregate for which the Company will be reimbursed by GNYHA Holdings, LLC.
The Company's 50% ownership interest in Innovatix prior to the acquisition was accounted for under the equity method and had a carrying value of $13.2 million (see Note 4 - Investments). In connection with the acquisition, the Company's investment was remeasured under business combination accounting rules to a fair value of $218.0 million, resulting in a one-time gain of $204.8 million which was recorded in the accompanying condensed consolidated statements of income as other income.
The revenue and net income generated by Innovatix and Essensa during the three months ended December 31, 2016 were not material to the condensed consolidated statements of income. Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Innovatix and Essensa as part of its supply chain services segment.

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
The Company has accounted for the Acro Pharmaceuticals acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Acro Pharmaceuticals acquisition is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Acro Pharmaceuticals acquisition resulted in the recognition of approximately $37.7 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Acro Pharmaceuticals. The Acro Pharmaceuticals acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes.
Acro Pharmaceuticals generated $56.5 million and $79.9 million of product revenue during the three and six months ended December 31, 2016, respectively. The net income generated by Acro Pharmaceuticals was not material to the condensed consolidated statements of income. Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Acro Pharmaceuticals as part of its supply chain services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying value		Equity in net income (loss)
			Three months ended December 31,		Six months ended December 31,
	December 31, 2016	June 30, 2016	2016	2015	2016	2015
FFF Enterprises, Inc.	$91,253	$—	$1,119	$—	$4,177	$—
BloodSolutions, LLC	2,133	2,185	(34)	—	(52)	—
PharmaPoint, LLC	4,409	4,572	(85)	(90)	(162)	(176)
Innovatix, LLC	—	9,043	4,127	4,875	10,743	9,258
Other investments	1,000	1,000	—	—	—	293
Total investments	$98,795	$16,800	$5,127	$4,785	$14,706	$9,375
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying condensed consolidated balance sheets at $87.1 million, of which $65.7 million was in cash, $15.4 million was consideration in the form of the net fair value of the FFF put and call rights and $6.0 million related to deferred taxes attributed to the net fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the supply chain services segment.
On January 28, 2016, the Company, through its consolidated subsidiary, PSCI, purchased 5.3 million Class B Membership Units in BloodSolutions, LLC ("Bloodbuy") for approximately $2.3 million, which represented a 15% ownership interest in Bloodbuy. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a board member, and includes the investment as part of the supply chain services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5.0 million units of Class B Membership Interests at December 31, 2016 and June 30, 2016. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13.0 million units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the supply chain services segment.

Innovatix is a privately held limited liability company that provides group purchasing services to alternate site providers in specific classes of trade. The Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% membership interests (see Note 3 - Business Acquisitions and Note 14 - Related Party Transactions). As a result, the Company recognized a one-time gain of $204.8 million related to the remeasurement of the existing 50% ownership share to fair value. Prior to the acquisition, the Company accounted for its investment in Innovatix using the equity method of accounting and included the investment as part of the supply chain services segment.
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At December 31, 2016, the Company had no marketable securities. At June 30, 2016, corporate debt securities and asset-backed securities were classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets. See Note 5 - Fair Value Measurements for further information related to the Company's measurement of fair market value for its marketable securities. At June 30, 2016, marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2016
Corporate debt securities	$33,267	$—	$(135)	$33,132
Asset-backed securities	14,755	3	(1)	14,757
Total marketable securities	$48,022	$3	$(136)	$47,889
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash equivalents	$129	$129	$—	$—
FFF call right	10,750	—	—	10,750
Deferred compensation plan assets	43,549	43,549	—	—
Total assets	$54,428	$43,678	$—	$10,750
Earn-out liabilities	$16,713	$—	$—	$16,713
FFF put right	26,384	—	—	26,384
Total liabilities	$43,097	$—	$—	$43,097

June 30, 2016
Cash equivalents	$83,846	$83,846	$—	$—
Corporate debt securities	33,132	—	33,132	—
Asset-backed securities	14,757	—	14,757	—
Deferred compensation plan assets	41,917	41,917	—	—
Total assets	$173,652	$125,763	$47,889	$—
Earn-out liabilities	$4,128	$—	$—	$4,128
Total liabilities	$4,128	$—	$—	$4,128

Cash equivalents were included in cash and cash equivalents, and corporate debt securities and asset-backed securities were included in current and long-term marketable securities in the accompanying condensed consolidated balance sheets (see Note 4 - Investments). The fair value of the Company's corporate debt securities and asset-backed securities, classified as Level 2, were valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which we have classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($5.3 million and $2.0 million at December 31, 2016 and June 30, 2016, respectively) in the accompanying condensed consolidated balance sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of Inflow on October 1, 2015, Healthcare Insights, LLC ("HCI") on July 31, 2015 and Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions). At December 31, 2016 and June 30, 2016, the Company's earn-out liabilities were classified as Level 3. The fair values of the earn-out liabilities were determined based on estimated future earnings. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), the majority shareholder of FFF obtained a put right ("FFF put right") that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company, which is exercisable beginning on the fourth anniversary of the investment closing date at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the shareholders' agreement provided the Company with a call right ("FFF call right") to purchase the remaining interest in FFF from the majority shareholder, which is exercisable at any time within 180 calendar days after the date of a Key Man Event (generally defined in the shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder). In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair value of the FFF put and call rights were determined based on the Equity Value per Share calculation using unobservable inputs, which included the estimated FFF put and call rights' expiration dates, the forecast of FFF's EBITDA over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. Significant changes to the Equity Value per Share resulting from changes in the unobservable inputs could have a significant impact on the fair values of the FFF put and call rights.
The Company recorded the FFF put and call rights within long term other liabilities and long term other assets, respectively, within the accompanying condensed consolidated balance sheets. Net changes in the fair value of the FFF put and call rights were recorded within other expense, net, in the accompanying condensed consolidated statements of income.

A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases	Gain (loss)	Ending Balance
Three months ended December 31, 2016
FFF call right asset	$10,316	$—	$434	$10,750
Total Level 3 assets	$10,316	$—	$434	$10,750
Earn-out liabilities	$2,359	$16,662	$2,308	$16,713
FFF put right liability	25,811	—	(573)	26,384
Total Level 3 liabilities	$28,170	$16,662	$1,735	$43,097

Three months ended December 31, 2015
Earn-out liabilities	$—	$4,109	$—	$4,109
Total Level 3 liabilities	$—	$4,109	$—	$4,109

Six months ended December 31, 2016
FFF call right asset	$—	$10,361	$389	$10,750
Total Level 3 assets	$—	$10,361	$389	$10,750
Earn-out liabilities	$4,128	$16,662	$4,077	$16,713
FFF put right liability	—	25,821	(563)	26,384
Total Level 3 liabilities	$4,128	$42,483	$3,514	$43,097

Six months ended December 31, 2015
Earn-out liabilities	$—	$4,109	$—	$4,109
Total Level 3 liabilities	$—	$4,109	$—	$4,109
Non-Recurring Fair Value Measurements
During the six months ended December 31, 2016, no non-recurring fair value measurements were required related to the testing of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa were determined using the income approach (see Note 3 - Business Acquisitions).
The Company recognized a one-time gain of $204.8 million related to the remeasurement of the Company's 50% equity method investment in Innovatix to fair value upon acquisition of the remaining interest in Innovatix (see Note 3 - Business Acquisitions). The fair value of the investment was calculated using a discounted cash flow model.
Financial Instruments For Which Fair Value Only is Disclosed
The fair value of non-interest bearing notes payable, classified as Level 2, was less than their carrying value by approximately $0.6 million and $0.7 million at December 31, 2016 and June 30, 2016, respectively, based on assumed market interest rates of 2.4% and 2.1%, respectively.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximated carrying value due to the short-term nature of these financial instruments.

(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2016	June 30, 2016
Member relationships	14.7 years	$224,100	$—
Technology	5.0 years	145,140	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	13,160
Distribution network	10.0 years	22,400	—
Favorable lease commitments	10.1 years	11,393	—
Non-compete agreements	5.9 years	8,710	4,080
Total intangible assets		482,573	209,087
Accumulated amortization		(71,230)	(50,870)
Intangible assets, net		$411,343	$158,217
The increase in total intangible assets was due to the acquisitions of Acro Pharmaceuticals in August 2016 and Innovatix and Essensa in December 2016 (see Note 3 - Business Acquisitions). Intangible asset amortization totaled $11.2 million and $9.3 million for the three months ended December 31, 2016 and 2015, respectively, and $20.4 million and $15.3 million for the six months ended December 31, 2016 and 2015, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments (b)	Total
June 30, 2016	$31,765	$506,197	$—	$537,962
Acro Pharmaceuticals (a)	39,850	—	(2,108)	37,742
Innovatix and Essensa (a)	287,235	—	—	287,235
December 31, 2016	$358,850	$506,197	$(2,108)	$862,939

(a)	See Note 3 - Business Acquisitions for more information.

(b)
The initial purchase price allocations for the Company's acquisitions are preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Acro Pharmaceuticals acquisition adjustment related to working capital and was recorded in the Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.

(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	December 31, 2016	June 30, 2016
Credit Facility	$750,000	June 24, 2019	$327,500	$—
Notes payable	$—	Various	18,004	19,342
Total debt			345,504	19,342
Less: Current portion			(338,505)	(5,484)
Total long-term debt			$6,999	$13,858
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014 and amended on June 4, 2015.

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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2016, the interest rate for three-month Eurodollar Loans was 2.123% and the interest rate for the Base Rate Loans was 3.875%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at December 31, 2016.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement and other general corporate purposes. During the three months ended December 31, 2016, the Company utilized $327.5 million of the Credit Facility, including approximately $227.5 million to fund a portion of the acquisition price of Innovatix and Essensa on December 1, 2016 (see Note 3 - Business Acquisitions), approximately $50.0 million to fund a portion of the October 31, 2016 Class B common unit exchange under the Exchange agreement (see Note 9 - Redeemable Limited Partners' Capital), and the remainder to fund general corporate activities. These borrowings were classified as current liabilities in the condensed consolidated balance sheets as they were due within one year of the balance sheet date, but may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
In connection with the acquisition of Innovatix and Essensa, the Company borrowed an additional $97.5 million from the Credit Facility on January 10, 2017 to fund the settlement of the deferred purchase price payable recorded in the condensed consolidated balance sheets at December 31, 2016. On February 1, 2017, the Company repaid $50.0 million of borrowings under the Credit Facility.
Notes Payable
At December 31, 2016 and June 30, 2016, the Company had $18.0 million and $19.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $11.0 million and $5.5 million, respectively, were included in current portion of long-term debt and $7.0 million and $13.9 million, respectively, are included in long-term debt, less current portion, in the accompanying consolidated balance sheets. Notes payable generally have stated maturities of five years from their date of issuance.

(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
Pursuant to the terms of its limited partnership agreement in effect prior to the Reorganization and IPO, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partner's withdrawal from Premier LP, or such limited partner's failure to comply with the applicable purchase commitments under the historical limited partnership agreement of Premier LP. Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying condensed consolidated balance sheets as the withdrawal is at the option of each limited partner and the conditions of the repurchase are not solely within the Company's control.
Upon the consummation of the Reorganization and IPO, each limited partner's shares of PHSI were contributed for Class B common units of Premier LP. Commencing on October 31, 2014, and during each year thereafter, each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent audit and compliance committee of the board of directors.
Redeemable limited partners' capital represents the member owners' 64% ownership of Premier LP through their ownership of Class B common units at December 31, 2016. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded in the mezzanine section of the accompanying condensed consolidated balance sheets at December 31, 2016 and June 30, 2016 at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2016 and 2015, the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $347.0 million and $401.2 million, respectively.
During the six months ended December 31, 2016, the Company recorded total reductions of $207.2 million to redeemable limited partners' capital to reflect the exchange of Class B common units and associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock and the surrender of Class B common units and associated shares of Class B common stock by member owners for cash pursuant to the terms of the Exchange Agreement (see Note 11 - Earnings Per Share). The table below shows the changes in the redeemable limited partners' capital from June 30, 2016 to December 31, 2016 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	1,074	—	—	1,074
Net income attributable to non-controlling interest in Premier LP	—	180,718	—	180,718
Distributions to limited partners	—	(44,870)	—	(44,870)
Net unrealized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(107,213)	—	(107,213)
Exchange of Class B common units for cash by member owners	—	(99,999)	—	(99,999)
Adjustment to redemption amount	—	(347,016)	—	(347,016)
December 31, 2016	$(5,152)	$2,725,161	$—	$2,720,009
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2016.
During the six months ended December 31, 2016, no limited partners withdrew from Premier LP.

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
Actual and expected quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 25, 2016	$22,493
November 23, 2016	$22,137
February 28, 2017 (b)	$22,733

(a)
Distributions are equal to Premier LP’s total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate.

(b)
Premier LP expects to make a quarterly distribution on or before February 28, 2017. The distribution is reflected in limited partners’ distribution payable in the accompanying condensed consolidated balance sheets at December 31, 2016.

(10) STOCKHOLDERS' DEFICIT
As of December 31, 2016, there were 50,155,907 shares of the Company's Class A common stock, par value $0.01 per share, and 89,761,541 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
Holders of Class A common stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders, (ii) receive dividends, when and if declared by the board of directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and subject to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class of series of stock having a preference over or the right to participate with the Class A common stock with respect to the payment of dividends or other distributions and (iii) receive pro rata, based on the number of shares of Class A common stock held, the remaining assets available for distribution upon the dissolution or liquidation of Premier, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any.
Holders of Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, other than dividends payable in shares of Premier's common stock. Pursuant to the terms of a voting trust agreement, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on the board of directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
(11) EARNINGS PER SHARE
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

The following table provides a reconciliation of the numerator and denominator used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$332,766	$(54,383)	$403,068	$416,771

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$332,766	$(54,383)	$403,068	$416,771
Adjustment of redeemable limited partners' capital to redemption amount	(285,208)	—	(347,016)	(401,240)
Net income attributable to non-controlling interest in Premier LP	131,117	—	180,718	97,717
Net income (loss)	178,675	(54,383)	236,770	113,248
Tax effect on Premier, Inc. net income (a)	(23,980)	—	(44,931)	(25,088)
Adjusted net income (loss)	$154,695	$(54,383)	$191,839	$88,160

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	49,445	41,575	48,330	39,655

Denominator for diluted earnings (loss) per share:
Weighted average shares - basic	49,445	41,575	48,330	39,655
Effect of dilutive securities: (c)
Stock options	220	—	261	376
Restricted stock	181	—	176	525
Performance share awards	—	—	—	1,228
Class B shares outstanding	91,462	—	93,366	104,143
Weighted average shares and assumed conversions	141,308	41,575	142,133	145,927

Basic earnings (loss) per share	$6.73	$(1.31)	$8.34	$10.51
Diluted earnings (loss) per share	$1.09	$(1.31)	$1.35	$0.60

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2016 and 2015.

(c)
For the three and six months ended December 31, 2016, the effect of 1.9 million stock options, restricted stock units and performance share awards were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

For the three months ended December 31, 2015, the effect of 2.3 million stock options, restricted stock units and performance share awards and 102.2 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss sustained for the quarter and as including them would have been anti-dilutive for the period. For the six months ended December 31, 2015, the effect of 1.2 million stock options were excluded from diluted weighted average shares outstanding as they have an anti-dilutive effect.

Pursuant to the terms of the Exchange Agreement, on a quarterly basis, Premier has the option to settle the exchange of Class B common units of Premier LP by member owners for cash, an equal number of Class A common shares of Premier, Inc. or a combination of cash and shares of Class A common stock. In connection with the exchange of Class B common units by member owners, regardless of the consideration used to settle the exchange, an equal number of shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 9 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock and/or cash in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
August 1, 2016	1,323,654	94,809,069	47,365,528	67%/33%
October 31, 2016 (b)	5,047,528	89,761,541	50,085,904	64%/36%
January 31, 2017 (c)	1,296,682	88,464,859	50,701,862	64%/36%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)	In connection with the October 31, 2016 exchange, 3.0 million Class B common units were exchanged for cash and 2.0 million Class B common units were exchanged for Class A common stock.

(c)
As the quarterly exchange occurred on January 31, 2017, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended December 31, 2016. In connection with the January 31, 2017 exchange, 0.8 million Class B common units were exchanged for cash and 0.5 million Class B common units were exchanged for Class A common stock.

(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $6.3 million and $11.5 million for the three months ended December 31, 2016 and 2015, respectively, with a resulting deferred tax benefit of $2.4 million and $4.4 million, respectively. Pre-tax stock-based compensation expense was $12.1 million and $25.0 million for the six months ended December 31, 2016 and 2015, respectively, with a resulting tax benefit of $4.6 million and $9.5 million, respectively. The deferred tax benefit was calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan"), provides for grants of up to 11,260,783 shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of December 31, 2016, there were 4,638,901 shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2016:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2016	403,117	$33.86	1,443,708	$30.02	3,314,661	$30.04
Granted	205,079	$31.59	879,901	$29.71	503,312	$31.59
Vested/exercised	(30,340)	$33.19	(1,181,820)	$27.00	(105,760)	$27.56
Forfeited	(33,220)	$33.76	(65,320)	$33.89	(92,229)	$34.26
Outstanding at December 31, 2016	544,636	$33.05	1,076,469	$32.84	3,619,984	$30.22

Stock options outstanding and exercisable at December 31, 2016					2,449,228	$28.77
Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over three years if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either after twelve months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at December 31, 2016 was as follows (in thousands):

	Unrecognized stock-based compensation expense	Weighted average amortization period
Restricted stock	$10,780	2.14 years
Performance share awards	22,299	2.08 years
Stock options	11,337	1.99 years
Total unrecognized stock-based compensation expense	$44,416	2.07 years
The aggregate intrinsic value of stock options at December 31, 2016 was as follows (in thousands):

Intrinsic value of stock options
Outstanding and exercisable	$5,938
Expected to vest	5
Total outstanding	$5,943

Exercised during the six months ended December 31, 2016	$541

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Six months ended December 31,
	2016	2015
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	32.0% - 33.0%	32.7% - 33.3%
Risk-free interest rate (d)	1.31% - 2.00%	1.74% - 1.82%
Weighted average option grant date fair value	$10.48 - $10.80	$12.17 - $12.40

(a)
The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.

(b)	No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.

(c)	The expected volatility rate is based on the observed historical volatilities of comparable companies.

(d)	The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the United States Treasury as of the date of the grant.
(13) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations subject to U.S. federal and state income taxes. In contrast, Premier LP is not subject to federal and state income taxes as its income is taxable to its partners.
For the three months ended December 31, 2016 and 2015, the Company recorded tax expense of $104.9 million and $12.7 million, respectively, which equates to effective tax rates of 37% and 17%, respectively, and for the six months ended December 31, 2016 and 2015, the Company recorded tax expense of $128.3 million and $31.7 million, respectively, which equates to effective tax rates of 35% and 22%, respectively. The increases in effective tax rates are primarily attributable to deferred tax expense associated with the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions). The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $378.3 million and $422.8 million as of December 31, 2016 and June 30, 2016, respectively. The current period balance is comprised of $462.7 million in deferred tax assets at Premier, Inc. offset by $84.3 million in deferred tax liabilities at PHSI and PSCI. The decrease of $44.5 million was primarily attributable to a $95.8 million deferred tax liability associated with the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions), a $12.6 million valuation allowance recorded against deferred tax assets at PHSI, $9.3 million in connection with the Company’s revaluation of deferred tax assets related to a 1% reduction in the North Carolina state tax rate effective for tax years 2017 and beyond, and $6.0 million attributable to deferred tax liabilities recorded in connection with the fair value of the FFF put and call rights. These decreases were partially offset by an increase of $77.6 million recorded in connection with the exchanges of member owners Class B common units pursuant to the Exchange Agreement that occurred during the six months ended December 31, 2016.
The Company had tax receivable agreement ("TRA") liabilities of $323.3 million and $279.7 million at December 31, 2016 and June 30, 2016, respectively, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election. The election results in adjustments to the tax bases of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. The $43.6 million increase was primarily attributable to $49.4 million of liabilities incurred in connection with quarterly member owner exchanges that occurred during the six months ended December 31, 2016, partially offset by a $5.7 million decrease in connection with the Company's revaluation of deferred tax assets and associated TRA liabilities in connection with an adjustment to the basis in assets related to a 1% reduction in the North Carolina state tax rate effective for tax years 2017 and later.

(14) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its affiliates beneficially owned approximately 9% of the outstanding partnership interests in Premier LP as of December 31, 2016. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $17.2 million and $16.6 million for the three months ended December 31, 2016 and 2015, respectively, and $34.9 million and $32.1 million for the six months ended December 31, 2016 and 2015, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.4 million and $7.6 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at December 31, 2016 and June 30, 2016, respectively.
The Company historically maintained a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation ("Essensa"), under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $0.5 million and $0.6 million for the three months ended December 31, 2016 and 2015, respectively, and $1.2 million and $1.3 million for the six months ended December 31, 2016 and 2015, respectively. At June 30, 2016, the Company had revenue share obligations to Essensa of $0.2 million.
In addition, of the $22.7 million and $22.5 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets at December 31, 2016 and June 30, 2016, respectively, $2.5 million and $2.9 million were payable to GNYHA and its member organizations at December 31, 2016 and June 30, 2016, respectively. Services and support revenue earned from GNYHA and its member organizations was $3.5 million and $3.2 million during the three months ended December 31, 2016 and 2015, respectively, and $7.1 million and $6.4 million during the six months ended December 31, 2016 and 2015, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $4.3 million and $5.8 million during the three months ended December 31, 2016 and 2015, respectively, and $8.0 million and $10.8 million during the six months ended December 31, 2016 and 2015, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $1.5 million and $2.6 million at December 31, 2016 and June 30, 2016, respectively.
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income prior to the acquisition included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $4.1 million and $4.9 million during the three months ended December 31, 2016 and 2015, respectively, and $10.7 million and $9.3 million during the six months ended December 31, 2016 and 2015, respectively. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $8.5 million and $10.3 million for the three months ended December 31, 2016 and 2015, respectively, and $19.9 million and $19.7 million during the six months ended December 31, 2016 and 2015, respectively. At June 30, 2016, the Company had revenue share obligations to Innovatix of $4.2 million in the accompanying condensed consolidated balance sheets.
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $1.1 million and $4.2 million for the three and six months ended December 31, 2016, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.6 million and $1.7 million during the three and six months ended December 31, 2016, respectively.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.1 million during both the three months ended December 31, 2016 and 2015, and $2.2 million and $2.1 million during the six months ended December 31, 2016 and 2015, respectively. The Company received $0.1 million in annual incentive management fees during the three and six months ended December 31, 2016, and received no fees during the three and six months ended December 31, 2015. As of December 31, 2016 and June 30, 2016, $0.9 million and $0.5 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets.

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
(16) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the supply chain services segment and the performance services segment. The supply chain services segment includes the Company's GPO, integrated pharmacy offerings and direct sourcing activities. The performance services segment includes the Company's informatics, collaborative, advisory services, government services and insurance services businesses.
Segment information was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net revenue:
Supply Chain Services
Net administrative fees	$129,071	$120,733	$255,047	$238,682
Other services and support	1,201	1,040	2,846	1,859
Services	130,272	121,773	257,893	240,541
Products	142,378	81,316	248,507	159,097
Total Supply Chain Services	272,650	203,089	506,400	399,638
Performance Services	85,850	88,580	165,372	162,866
Net revenue	$358,500	$291,669	$671,772	$562,504

Depreciation and amortization expense (a):
Supply Chain Services	$2,453	$359	$2,920	$876
Performance Services	20,984	19,676	41,859	35,600
Corporate	1,912	1,435	3,797	2,906
Total depreciation and amortization expense	$25,349	$21,470	$48,576	$39,382

Capital expenditures:
Supply Chain Services	$2,149	$204	$2,149	$968
Performance Services	13,920	15,205	30,771	30,468
Corporate	1,290	6,332	1,405	7,446
Total capital expenditures	$17,359	$21,741	$34,325	$38,882

Total assets:			December 31, 2016	June 30, 2016
Supply Chain Services			$1,073,280	$345,219
Performance Services			908,028	934,588
Corporate			601,435	575,576
Total assets			$2,582,743	$1,855,383

(a)	Includes amortization of purchased intangible assets.

The Company uses Segment Adjusted EBITDA (a Non-GAAP financial measure) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see "Our Use of Non-GAAP Financial Measures" within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Income before income taxes	$283,613	$73,669	$365,044	$144,962
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Equity in net income of unconsolidated affiliates (a)	(5,127)	(4,785)	(14,706)	(9,375)
Interest and investment loss (income), net (b)	857	937	1,009	696
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense (income), net	131	272	(875)	2,081
Operating income	74,641	70,093	147,157	138,364
Depreciation and amortization	14,198	12,199	28,216	24,064
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Stock-based compensation (c)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (d)	—	—	(5,722)	(4,818)
ERP implementation expenses (e)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (f)	5,813	1,047	5,964	4,139
Equity in net income of unconsolidated affiliates (a)	5,127	4,785	14,706	9,375
Deferred compensation plan income (expense) (g)	8	(264)	1,103	(2,073)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

Segment Adjusted EBITDA:
Supply Chain Services	$119,022	$107,989	$236,326	$210,938
Performance Services	28,603	34,462	50,914	59,387
Corporate (h)	(25,616)	(26,396)	(54,458)	(49,273)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

(a)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix prior to the acquisition of the remaining 50% interest on December 2, 2016 and 49% ownership interest in FFF.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2016 and 2015, respectively.

(d)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate that occurred during each of the six months ended December 31, 2016 and 2015.

(e)	Represents implementation and other costs associated with the implementation of an enterprise resource planning ("ERP") system.

(f)
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $4.1 million for the six months ended December 31, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets and losses on investments and other assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" herein and in the Company's Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report"), filed with the Securities and Exchange Commission ("SEC") on August 25, 2016.
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
As of December 31, 2016, we were controlled by 171 U.S. hospitals, health systems and other healthcare organizations, that represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our Initial Public Offering ("IPO", and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013. As of December 31, 2016, Class A common stock and Class B common stock represented approximately 36% and 64%, respectively, of our combined Class A and Class B common stock (collectively, the "Common Stock"). All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions at the time of the Company's initial public offering on October 1, 2013.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net revenue	$358,500	$291,669	$671,772	$562,504
Net income	$178,675	$60,995	$236,770	$113,248
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, respectively.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data provided by our members in our data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: supply chain services and performance services.

Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute, nonacute and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply chain services net revenue grew from $203.1 million for the three months ended December 31, 2015 to $272.7 million for the three months ended December 31, 2016, representing net revenue growth of 34%, and accounted for 76% of our overall net revenue for the three months ended December 31, 2016. Supply chain services net revenue grew from $399.6 million for the six months ended December 31, 2015 to $506.4 million for the six months ended December 31, 2016, representing net revenue growth of 27%, and accounted for 75% of our overall net revenue for the six months ended December 31, 2016. We generate revenue in our supply chain services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue declined from $88.6 million for the three months ended December 31, 2015 to $85.9 million for the three months ended December 31, 2016, representing a 3% decrease, and accounted for 24% of our overall net revenue for the three months ended December 31, 2016. Performance services net revenue grew from $162.9 million for the six months ended December 31, 2015 to $165.4 million for the six months ended December 31, 2016, representing net revenue growth of 2%, and accounted for 25% of our overall net revenue for the six months ended December 31, 2016. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The performance services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Acquisitions
Acquisition of Innovatix, LLC and Essensa Ventures, LLC
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix, LLC ("Innovatix"). On December 2, 2016, the Company, through PSCI, acquired the remaining 50% ownership interests of Innovatix and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") for $325.0 million, of which $227.5 million in cash was paid at closing and $97.5 million in cash was paid on January 10, 2017. The purchase price is subject to adjustment based on Innovatix's and Essensa's (i) cash on hand and cash equivalents, (ii) outstanding indebtedness and (iii) net working capital at closing. With regard to Innovatix, the purchase price adjustments set forth in (i), (ii) and (iii) above are limited to 50% of the actual amount due to PSCI’s 50% ownership interest prior to the acquisition. The acquisition was funded with borrowings under the Company's credit facility (the "Credit Facility"). Innovatix and Essensa are GPOs focused on serving nonacute and alternate site health care providers and other organizations throughout the United States. The Company reports Innovatix and Essensa as part of its supply chain services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for $68.7 million in cash, subject to adjustment based on Acro Pharmaceuticals' (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. The acquisition was funded with available cash on hand. The Company reports Acro Pharmaceuticals as part of its supply chain services segment. See Note 3 - Business Acquisitions for more information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect our actual results may vary materially from our expected results. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, enactment of new regulatory and reporting requirements, intense cost pressure, payment reform and movement to alternative payment models, provider consolidation, shift in care to the alternate site market, competition and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment, access to and use of healthcare analytics, and healthcare providers will need to measure, report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, and population health management. However, there are uncertainties and risks that may affect the actual impact of these anticipated trends on our business. See Part II "Item 1A. Risk Factors" for more information.

Key Components of Our Results of Operations
Net Revenue
Net revenue consists of (i) service revenue, which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of GPO administrative fees in our supply chain services segment. Other services and support revenue consists primarily of fees generated by our performance services segment in connection with our SaaS informatics products subscriptions, license fees, advisory services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy reimbursements and direct sourcing product sales, which are included in the supply chain services segment.
Supply Chain Services
Supply chain services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), integrated pharmacy revenue, direct sourcing revenue and managed service revenue.
The success of our supply chain services revenue streams are influenced by the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our integrated pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive actions and pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including pharmacy benefit management ("PBM") services in partnership with a national PBM company.
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
Cost of product revenue consists of purchase and shipment costs for specialty pharmaceuticals and direct sourced medical products. Our cost of product revenue is influenced by the cost and availability of specialty pharmaceuticals and the manufacturing and transportation costs associated with direct sourced medical products.
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, indirect costs such as insurance, professional fees and other general overhead expenses, and adjustments to tax receivable agreement ("TRA") liabilities.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net, consists primarily of a one-time gain of $204.8 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions for more information). In addition, other income, net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income, net, also includes interest income and expense, income and expense on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
The Company’s income tax expense is attributable to the activities of the Company, Premier Healthcare Solutions, Inc. ("PHSI") and PSCI, all of which are subchapter C Corporations subject to U.S. federal and state income taxes. In contrast, Premier LP is not subject to U.S. federal and state income taxes as its income is taxable to its partners. The Company’s overall effective tax rate differs from the U.S statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 13 - Income Taxes.
Given the Company’s ownership and capital structure, we calculate various effective tax rates for specific tax items. The Company’s effective tax rate, as discussed in Note 13 - Income Taxes, represents the GAAP effective tax rate computed based on total income tax expense (reflected in income tax expense in the condensed consolidated statements of income) of the Company, PHSI, and PSCI divided by consolidated pre-tax book income. Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for expected federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included. Alternatively, the deferred tax benefit related to stock-based compensation expense (see Note 12 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded.
Net Income Attributable to Non-Controlling Interest
As of December 31, 2016, we owned an approximate 36% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 68% as of June 30, 2016 to approximately 64% as of December 31, 2016 primarily as a result of the completion of quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital).
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are Non-GAAP financial measures.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on the disposal of assets.
We define Segment Adjusted EBITDA as the segment's net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share).
We define Free Cash Flow as net cash provided by operating activities less distributions and tax receivable agreement payments to limited partners and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.

Adjusted EBITDA and Free Cash Flow are supplemental financial measures used by us and by external users of our financial statements and are considered to be indicators of the operational strength and performance of our business. Adjusted EBITDA and Free Cash Flow measures allow us to assess our performance without regard to financing methods and capital structure and without the impact of other matters that we do not consider indicative of the operating performance of our business. More specifically, Segment Adjusted EBITDA is the primary earnings measure we use to evaluate the performance of our business segments.
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with generally accepted accounting principles ("GAAP"), provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units into shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and/or debt reduction.
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
Some of the limitations of EBITDA, Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Credit Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from continuing operations.
Some of the limitations of Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share are not measures of profitability under GAAP.
We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included in Part I of this Quarterly Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income include stock-based compensation, strategic and financial restructuring expenses, adjustments to TRA liabilities, ERP implementation expenses and acquisition related adjustment - revenue.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2016 and 2015, respectively.

Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.
Adjustment to tax receivable agreement liability
This item represents an adjustment to the TRA liability for a 1% decrease in the North Carolina state income tax rate that occurred during each of the six months ended December 31, 2016 and 2015.
ERP implementation expenses
This item includes implementation and other costs related to a new enterprise resource planning ("ERP") system.
Acquisition related adjustment - revenue
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $4.1 million for the six months ended December 31, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Results of Operations
The following table summarizes our results of operations for the three and six months ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$129,071	36%	$120,733	41%	$255,047	38%	$238,682	42%
Other services and support	87,051	24%	89,620	31%	168,218	25%	164,725	30%
Services	216,122	60%	210,353	72%	423,265	63%	403,407	72%
Products	142,378	40%	81,316	28%	248,507	37%	159,097	28%
Net revenue	358,500	100%	291,669	100%	671,772	100%	562,504	100%
Cost of revenue:
Services	44,856	12%	40,492	14%	87,546	13%	78,616	14%
Products	131,158	37%	72,105	25%	226,971	34%	143,104	25%
Cost of revenue	176,014	49%	112,597	39%	314,517	47%	221,720	39%
Gross profit	182,486	51%	179,072	61%	357,255	53%	340,784	61%
Operating expenses:
Selling, general and administrative	95,927	27%	99,284	34%	188,165	28%	186,222	33%
Research and development	767	—%	424	—%	1,573	—%	880	—%
Amortization of purchased intangible assets	11,151	3%	9,271	3%	20,360	3%	15,318	3%
Operating expenses	107,845	30%	108,979	37%	210,098	31%	202,420	36%
Operating income	74,641	22%	70,093	24%	147,157	23%	138,364	25%
Other income, net	208,972	58%	3,576	1%	217,887	32%	6,598	1%
Income before income taxes	283,613	80%	73,669	25%	365,044	55%	144,962	26%
Income tax expense	104,938	29%	12,674	4%	128,274	19%	31,714	6%
Net income	178,675	50%	60,995	21%	236,770	36%	113,248	20%
Net income attributable to non-controlling interest in Premier LP	(131,117)	(37)%	(49,817)	(17)%	(180,718)	(27)%	(97,717)	(17)%
Adjustment of redeemable limited partners' capital to redemption amount	285,208	nm	(65,561)	nm	347,016	nm	401,240	nm
Net income attributable to stockholders	$332,766	nm	$(54,383)	nm	$403,068	nm	$416,771	nm

Weighted average shares outstanding:
Basic	49,445		41,575		48,330		39,655
Diluted	141,308		41,575		142,133		145,927

Earnings per share attributable to stockholders:
Basic	$6.73		$(1.31)		$8.34		$10.51
Diluted	$1.09		$(1.31)		$1.35		$0.60

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$122,009	34%	$116,055	40%	$232,782	35%	$221,052	39%
Adjusted Fully Distributed Net Income (2)	$65,242	18%	$61,747	21%	$124,170	18%	$117,770	21%
Adjusted Fully Distributed Earnings Per Share (2)	$0.46		$0.42		$0.87		$0.81
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net income	$178,675	$60,995	$236,770	$113,248
Interest and investment loss (income), net (a)	857	937	1,009	696
Income tax expense	104,938	12,674	128,274	31,714
Depreciation and amortization	14,198	12,199	28,216	24,064
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
EBITDA	309,819	96,076	414,629	185,040
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense	139	8	228	8
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

Income before income taxes	$283,613	$73,669	$365,044	$144,962
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Equity in net income of unconsolidated affiliates (f)	(5,127)	(4,785)	(14,706)	(9,375)
Interest and investment loss (income), net (a)	857	937	1,009	696
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense (income), net	131	272	(875)	2,081
Operating income	74,641	70,093	147,157	138,364
Depreciation and amortization	14,198	12,199	28,216	24,064
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Equity in net income of unconsolidated affiliates	5,127	4,785	14,706	9,375
Deferred compensation plan income (expense) (g)	8	(264)	1,103	(2,073)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

Segment Adjusted EBITDA:
Supply Chain Services	$119,022	$107,989	$236,326	$210,938
Performance Services	28,603	34,462	50,914	59,387
Corporate (h)	(25,616)	(26,396)	(54,458)	(49,273)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

(a)	Represents interest expense, net and realized gains and losses on our marketable securities.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2016 and 2015, respectively.

(c)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate that occurred during each of the six months ended December 31, 2016 and 2015.

(d)	Represents implementation and other costs associated with the implementation of an enterprise resource planning ("ERP") system.

(e)
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $4.1 million for the six months ended December 31, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 50% ownership interest in Innovatix prior to the acquisition of the remaining 50% interest on December 2, 2016 and 49% ownership interest in FFF.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets and losses on investments and other assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(2)
The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders	$332,766	$(54,383)	$403,068	$416,771
Adjustment of redeemable limited partners' capital to redemption amount	(285,208)	65,561	(347,016)	(401,240)
Net income attributable to non-controlling interest in Premier LP (a)	131,117	49,817	180,718	97,717
Income tax expense	104,938	12,674	128,274	31,714
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense	139	—	228	—
Non-GAAP adjusted fully distributed income before income taxes	106,954	102,911	203,557	196,284
Income tax expense on fully distributed income before income taxes (f)	41,712	41,164	79,387	78,514
Non-GAAP Adjusted Fully Distributed Net Income	$65,242	$61,747	$124,170	$117,770

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	49,445	41,575	48,330	39,655
Potentially dilutive shares	401	2,341	437	2,129
Conversion of class B common units	91,462	102,178	93,366	104,143
Weighted average fully distributed shares outstanding - diluted	141,308	146,094	142,133	145,927

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2016 and 2015, respectively.

(c)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate that occurred during each of the six months ended December 31, 2016 and 2015.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $4.1 million for the six months ended December 31, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three and six months ended December 31, 2016 and 2015, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred during the three months ended December 31, 2016.

The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Earnings (loss) per share attributable to stockholders	$6.73	$(1.31)	$8.34	$10.51
Adjustment of redeemable limited partners' capital to redemption amount	(5.77)	1.58	(7.18)	(10.12)
Impact of additions:
Net income attributable to non-controlling interest in Premier LP (a)	2.65	1.20	3.74	2.46
Income tax expense	2.12	0.30	2.65	0.80
Amortization of purchased intangible assets	0.23	0.22	0.42	0.39
Stock-based compensation (b)	0.13	0.28	0.25	0.64
Acquisition related expenses	0.09	0.14	0.15	0.23
Strategic and financial restructuring expenses	—	—	—	0.01
Adjustment to tax receivable agreement liability (c)	—	—	(0.12)	(0.12)
ERP implementation expenses (d)	0.01	0.04	0.03	0.05
Acquisition related adjustment - revenue (e)	0.12	0.02	0.12	0.10
Remeasurement gain attributable to acquisition of Innovatix, LLC	(4.14)	—	(4.24)	—
Loss on disposal of long-lived assets	—	—	0.03	—
Impact of corporation taxes (f)	(0.84)	(0.99)	(1.63)	(1.98)
Impact of increased share count (g)	(0.87)	(1.06)	(1.69)	(2.16)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.46	$0.42	$0.87	$0.81

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2016 and 2015, respectively.

(c)	Represents adjustment to tax receivable agreement liability for a 1% decrease in the North Carolina state income tax rate that occurred during each of the six months ended December 31, 2016 and 2015.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $4.1 million for the six months ended December 31, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(f)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three and six months ended December 31, 2016 and 2015, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred in the three months ended December 31, 2016.

(g)	Reflects impact of increased share counts assuming the conversion of all Class B common units and dilutive shares into shares of Class A common stock.
Net Revenue
The following table summarizes our net revenue for the three and six months ended December 31, 2016 and 2015, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
Net Revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$129,071	36%	$120,733	41%	$255,047	38%	$238,682	42%
Other services and support	1,201	1%	1,040	1%	2,846	1%	1,859	1%
Services	130,272	37%	121,773	42%	257,893	38%	240,541	43%
Products	142,378	40%	81,316	28%	248,507	37%	159,097	28%
Total Supply Chain Services	272,650	76%	203,089	70%	506,400	75%	399,638	71%
Performance Services	85,850	24%	88,580	30%	165,372	25%	162,866	29%
Net revenue	$358,500	100%	$291,669	100%	$671,772	100%	$562,504	100%
Total net revenue increased $66.8 million, or 23%, from the three months ended December 31, 2015 to 2016, and increased $109.3 million, or 19%, from the six months ended December 31, 2015 to 2016.
Supply Chain Services
Supply chain services segment net revenue increased $69.6 million, or 34%, from the three months ended December 31, 2015 to 2016, and increased $106.8 million, or 27% from the six months ended December 31, 2015 to 2016.
Net administrative fees revenue in our supply chain services segment increased $8.4 million, or 7%, from the three months ended December 31, 2015 to 2016 and increased $16.3 million, or 7%, from the six months ended December 31, 2015 to 2016. The increase in net administrative fees revenue was primarily attributable to further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment increased $61.1 million, or 75%, from the three months ended December 31, 2015 to 2016 and increased $89.4 million, or 56%, from the six months ended December 31, 2015 to 2016. The increases were primarily driven by revenues related to our Acro Pharmaceuticals acquisition of $56.5 million and $79.9 million during the three and six months ended December 31, 2016, respectively, and increased sales of direct sourcing products, partially offset by a decrease in Hepatitis C pharmaceutical sales. We expect our direct sourcing and integrated pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Performance services segment net revenue decreased $2.7 million, or 3%, from the three months ended December 31, 2015 to 2016 primarily driven by timing of engagements in the current year compared to the prior year. Performance services segment net revenue increased $2.5 million, or 2%, from the six months ended December 31, 2015 to 2016. The increase was primarily attributable to $3.5 million in incremental revenue from CECity.com, Inc. ("CECity") during the year, which includes the impact of a full year-to-date period of revenue compared to a partial year-to-date period in the prior period, as the acquisition closed on August 20, 2015. This increase was partially offset by decreases in revenue due to timing of engagements in the current year compared to the prior year.

We continue to be impacted by the competitive environment as well as the impact of lengthier implementations for some of our more complex technology-enabled solutions. Similarly, growth in advisory services was limited due to some larger engagement opportunities that require more complex and lengthy sales processes, involve longer implementions once secured and result in longer term revenue recognition due to performance-based fees for certain of these engagements.
We expect to experience quarterly variability in revenues generated from our performance services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We generally expect our performance services net revenue to grow over the long term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Cost of Revenue
The following table summarizes our cost of revenue for the three and six months ended December 31, 2016 and 2015, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
Cost of revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Services	$1,276	—%	$712	—%	$2,481	—%	$1,333	—%
Products	131,155	37%	72,097	25%	226,968	34%	143,094	25%
Total Supply Chain Services	132,431	37%	72,809	25%	229,449	34%	144,427	25%
Performance Services
Services	43,583	12%	39,788	14%	85,068	13%	77,293	14%
Total Performance Services	43,583	12%	39,788	14%	85,068	13%	77,293	14%
Total cost of revenue	$176,014	49%	$112,597	39%	$314,517	47%	$221,720	39%
Cost of revenue increased $63.4 million, or 56%, from the three months ended December 31, 2015 to 2016 and increased $92.8 million, or 42%, from the six months ended December 31, 2015 to 2016 due primarily to increases in cost of product revenue related to our Acro Pharmaceuticals acquisition and, to a lesser extent, increases in cost of service revenue attributable to depreciation expense resulting from increased capitalization of labor and higher consulting costs for certain projects as well as higher salaries and benefits due to increased staffing to support our continued growth. For more information about cost of revenue related to our business segments, see below.
Supply Chain Services
Cost of revenue for the supply chain services segment increased $59.6 million, or 82%, from the three months ended December 31, 2015 to 2016 and increased $85.0 million, or 59%, from the six months ended December 31, 2015 to 2016. The increase is primarily attributable to incremental cost of product revenue related to our Acro Pharmaceuticals acquisition of $56.5 million and $76.2 million during the three and six months ended December 31, 2016, respectively, in addition to increases in cost of product revenue related to higher direct sourcing revenue. We expect our cost of product revenue to increase as we sell additional direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program.
Performance Services
Cost of services revenue for the performance services segment increased $3.8 million, or 10%, from the three months ended December 31, 2015 to 2016 and increased $7.8 million, or 10%, from the six months ended December 31, 2015 to 2016. The increase is primarily attributable to depreciation expense resulting from increased capitalization of labor and higher consulting costs for certain projects. In the year-to-date period, salaries and benefits expenses also increased due to increased staffing to support growth. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings.

Operating Expenses
The following table summarizes our operating expenses for the three and six months ended December 31, 2016 and 2015, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
Operating expenses:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$95,927	27%	$99,284	34%	$188,165	28%	$186,222	33%
Research and development	767	—%	424	—%	1,573	—%	880	—%
Amortization of purchased intangible assets	11,151	3%	9,271	3%	20,360	3%	15,318	3%
Operating expenses	$107,845	30%	$108,979	37%	$210,098	31%	$202,420	36%
Operating expenses by segment:
Supply Chain Services	$40,198	11%	$28,915	10%	$72,912	11%	$56,203	10%
Performance Services	33,232	9%	39,216	13%	69,724	10%	73,068	13%
Corporate	34,415	10%	40,848	14%	67,462	10%	73,149	13%
Total operating expenses	$107,845	30%	$108,979	37%	$210,098	31%	$202,420	36%
Selling, General and Administrative
Selling, general and administrative expenses decreased $3.4 million, or 3%, from the three months ended December 31, 2015 to 2016, primarily due to a decrease in stock-based compensation expense related to vesting of certain IPO-related awards and a decrease in bonus expense. These decreases were partially offset by an increase in salaries and benefits due to increased staffing to support growth and acquisitions.
For the six months ended December 31, 2015 to 2016, selling, general and administrative expenses were relatively flat, increasing $2.0 million, or 1%. Salaries and benefits expenses increased due to increased staffing to support growth and acquisitions. These increases were offset by a decrease in stock-based compensation primarily related to vesting of certain IPO-related performance based awards and a decrease in acquisition expenses.
We expect our selling, general and administrative expenses to decline year over year as a result of a reduction in anticipated stock compensation expense. On a long-term basis, we expect selling, general and administrative expenses to increase as we grow our business.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses increased $0.4 million, or 100%, from the three months ended December 31, 2015 to 2016 and increased $0.7 million, or 78%, from the six months ended December 31, 2015 to 2016. Including capitalized labor, total research and development expenditures were $17.3 million for the three months ended December 31, 2016, an increase of $1.0 million from $16.3 million for the three months ended December 31, 2015, and were $34.7 million for the six months ended December 31, 2016, an increase of $3.6 million from $31.1 million for the six months ended December 31, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $1.9 million, or 20%, from the three months ended December 31, 2015 to 2016 and increased $5.1 million, or 33%, from the six months ended December 31, 2015 to 2016. The increase was primarily a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Supply Chain Services
Operating expenses in the supply chain services segment increased $11.3 million, or 39%, from the three months ended December 31, 2015 to 2016 and increased $16.7 million, or 30%, from the six months ended December 31, 2015 to 2016 attributable to selling, general and administrative expenses which increased primarily due to higher acquisition expenses and higher salaries and benefits expenses due to increased staffing to support growth and acquisitions, in addition to increases in intangible asset amortization due to intangible assets purchased in the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa.
Performance Services
Operating expenses in the performance services segment decreased $6.0 million, or 15%, from the three months ended December 31, 2015 to 2016 and decreased $3.4 million, or 5%, from the six months ended December 31, 2015 to 2016 primarily due to a decrease in acquisition costs and a gain recorded in the current period related to the change in the fair value of the earn-out liability recorded in connection with our previous acquisition of InFlow Health, LLC. In the year-to-date period, these decreases were partially offset by increased salaries and benefits expenses due to staffing to support growth and acquisitions and additional amortization of purchased intangible assets related to previous acquisitions.
Corporate
Corporate expenses decreased $6.4 million, or 16%, from the three months ended December 31, 2015 to 2016 and decreased $5.6 million, or 8%, from the six months ended December 31, 2015 to 2016. These decreases were primarily driven by a decrease in stock-based compensation expense due to vesting of certain IPO-related awards. In the year-to-date period, these decreases were partially offset by increased salaries and benefits expenses due to staffing to support growth and acquisitions.
Other Non-Operating Income and Expense
Other Income, Net
Other income, net, increased $205.4 million from the three months ended December 31, 2015 to 2016 and increased $211.3 million, from the six months ended December 31, 2015 to 2016, primarily due to the one-time $204.8 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix on December 2, 2016 (see Note 3 - Business Acquisitions for more information). Additionally, in the year-to-date period, equity in net income of unconsolidated affiliates increased $5.3 million primarily due to income from our investment in Innovatix prior to the acquisition of the remaining interests in Innovatix on December 2, 2016, and from our investment in FFF Enterprises, Inc.
Income Tax Expense
Income tax expense increased $92.2 million from the three months ended December 31, 2015 to 2016 and increased $96.6 million from the six months ended December 31, 2015 to 2016. Our effective tax rates were 37% and 17% for the three months ended December 31, 2016 and 2015, respectively, and were 35% and 22% for the six months ended December 31, 2016 and 2015, respectively. The increases in effective tax rates are primarily attributable to deferred tax expense related to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and corresponding partnership income and basis differences in Premier LP at the Company. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $81.3 million, or 163%, from the three months ended December 31, 2015 to 2016 and increased $83.0 million, or 85%, from the six months ended December 31, 2015 to 2016. The increases are due to increases in Premier LP net income primarily driven by increased revenues, offset by a decrease in non-controlling interest in Premier LP from approximately 74% at December 31, 2015 to approximately 64% at December 31, 2016.

Non-GAAP Adjusted EBITDA
The following table summarizes our Non-GAAP Adjusted EBITDA for the three and six months ended December 31, 2016 and 2015, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
Non-GAAP Adjusted EBITDA by segment:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services	$119,022	33%	$107,989	37%	$236,326	35%	$210,938	37%
Performance Services	28,603	8%	34,462	12%	50,914	8%	59,387	11%
Total Segment Adjusted EBITDA	147,625	41%	142,451	49%	287,240	43%	270,325	48%
Corporate	(25,616)	(7)%	(26,396)	(9)%	(54,458)	(8)%	(49,273)	(9)%
Total Adjusted EBITDA	$122,009	34%	$116,055	40%	$232,782	35%	$221,052	39%
Segment Adjusted EBITDA for the supply chain services segment increased $11.0 million, or 10%, from the three months ended December 31, 2015 to 2016 and increased $25.4 million, or 12%, from the six months ended December 31, 2015 to 2016, primarily as a result of growth in net administrative fees revenue, contributions related to the Innovatix and Essensa acquisition and contributions from our FFF equity investment.
Segment Adjusted EBITDA for the performance services segment decreased $5.9 million, or 17%, from the three months ended December 31, 2015 to 2016, and decreased $8.5 million, or 14%, from the six months ended December 31, 2015 to 2016. These decreases were driven by a decline in other services and support revenue attributable to the timing of engagements in the current year compared to the prior year and an increase in cost of service revenue primarily resulting from increased salaries and benefits expenses.
Adjusted EBITDA at the corporate level remained flat from the three months ended December 31, 2015 to 2016, increasing $0.8 million, or 3%, and decreased $5.2 million, or 11%, from the six months ended December 31, 2015 to 2016. The year-to-date decrease was driven by increased selling, general and administrative expenses resulting from higher incremental corporate infrastructure costs, primarily in finance, legal and technology services due to growth and the current year acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase price are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to the Company's significant accounting policies as described in the Company's 2016 Annual Report.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies in the accompanying condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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
As of December 31, 2016 and June 30, 2016, we had cash and cash equivalents totaling $218.9 million and $248.8 million respectively. As of December 31, 2016, there were no marketable securities outstanding, and as of June 30, 2016, marketable securities with maturities ranging from three months to five years totaled $47.9 million. The marketable securities were liquidated in order to fund the acquisition of Acro Pharmaceuticals and the equity investment in FFF. During the three months ended December 31, 2016, the Company utilized $327.5 million of the Credit Facility, including approximately $227.5 million to fund a portion of the acquisition price of Innovatix and Essensa on December 2, 2016, approximately $50.0 million to fund a portion of the October 31, 2016 Class B common unit exchange under the Exchange agreement, and the remainder to fund general corporate activities.
On January 10, 2017, using additional borrowings from our Credit Facility, we settled the $97.5 million deferred purchase price related to the Innovatix and Essensa acquisition recorded in the condensed consolidated balance sheets at December 31, 2016. On February 1, 2017, the Company repaid $50.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, settlement of Class B common unit exchanges under the Exchange Agreement and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the six months ended December 31, 2016 and 2015
A summary of net cash flows follows (in thousands):

	Six months ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$138,364	$134,727
Investing activities	(336,358)	(176,664)
Financing activities	168,069	52,825
Net increase (decrease) in cash	$(29,925)	$10,888
Net cash provided by operating activities was $138.4 million for the six months ended December 31, 2016 compared to $134.7 million for the six months ended December 31, 2015, with the increase of $3.6 million primarily attributable to an increase in net administrative fees.
Net cash used in investing activities was $336.4 million for the six months ended December 31, 2016, an increase of $159.7 million from cash outflows of $176.7 million for the six months ended December 31, 2015. The increase in cash used in investing activities in the current period was driven by $291.7 million less proceeds from the sale of marketable securities in addition to $65.7 million cash paid for our investment in FFF which occurred on July 26, 2016. These items were partially offset by a reduction in total cash outflows for business acquisitions from $469.0 million in the prior period to $291.0 million in the current period, in addition to a $19.2 million reduction in cash outflows for the purchase of marketable securities as compared to the prior period as we did not purchase any marketable securities during the current year-to-date period.
Net cash provided by financing activities was $168.1 million for the six months ended December 31, 2016 compared to $52.8 million for the six months ended December 31, 2015. The $115.2 million increase in cash provided by financing activities was driven by $327.5 million of borrowings under the Credit Facility in the current period compared to $100.0 million borrowings, net of payments, in the prior period. This increase was partially offset by $100.0 million cash used to settle a portion of the exchange of Class B units by member owners on October 31, 2016 and $17.6 million in additional cash used to repurchase vested restricted units for employee tax-withholding.
Discussion of Non-GAAP Free Cash Flow
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and tax receivable payments to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six months ended December 31,
	2016	2015
Net cash provided by operating activities	$138,364	$134,727
Purchases of property and equipment	(34,325)	(38,882)
Distributions to limited partners of Premier LP	(44,630)	(45,461)
Non-GAAP Free Cash Flow	$59,409	$50,384
Non-GAAP Free Cash Flow increased $9.0 million from the six months ended December 31, 2015 to 2016 primarily due to an increase in net administrative fees and reduced capital expenditures. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At December 31, 2016, we had commitments of $18.0 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance. See Note 8 - Debt to the accompanying condensed consolidated financial statements for more information.
2014 Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014 and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2016, the interest rate for three-month Eurodollar Loans was 2.123% and the interest rate for the Base Rate Loans was 3.875%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2016, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. The Company was in compliance with all such covenants at December 31, 2016.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement and other general corporate purposes. As discussed in "Liquidity and Capital Resources," the Company borrowed $327.5 million under the Credit Facility during the three months ended December 31, 2016 and borrowed an additional $97.5 million on January 10, 2017. These borrowings were classified as current liabilities in the condensed consolidated balance sheets as they were due within one year of the balance sheet date, but may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. On February 1, 2017, the Company repaid $50.0 million of borrowings under the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2016 Annual Report. See also Note 8 - Debt to our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.
Member-Owner Tax Receivable Agreement
In connection with the Reorganization and IPO, the Company entered into TRAs with each of our member owners. Pursuant to the agreement, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
The Company had TRA liabilities of $323.3 million and $279.7 million at December 31, 2016 and June 30, 2016, respectively. TRA liabilities increased by $43.6 million primarily due to a $49.4 million increase in connection with quarterly member owner exchanges on August 1, 2016 and October 31, 2016, partially offset by a $5.7 million decrease in connection with revaluing the deferred tax assets and TRA liabilities associated with the North Carolina state income tax rate reduction.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. We have historically invested our excess cash in a portfolio of individual cash equivalents and marketable securities. We do not currently hold, and we have never held, any derivative financial instruments. As a result, we do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested principal funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities. Substantially all of our financial transactions are conducted in U.S. dollars.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of Innovatix, Essensa and Acro Pharmaceuticals, which were acquired during the six months ended December 31, 2016 and are included in our condensed consolidated financial statements as of December 31, 2016 and for the period from the respective acquisition dates through December 31, 2016. The aggregate assets of Innovatix and Essensa represented approximately 1% of our total assets as of December 31, 2016, and the assets of Acro Pharmaceuticals represented approximately 1% of our total assets as of December 31, 2016. The net revenue generated by Innovatix and Essensa was not material to the condensed consolidated income statements for the three and six months ended December 31, 2016. Acro Pharmaceuticals represented approximately 16% and 12% of our net revenue for the three and six months ended December 31, 2016, respectively.
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
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the past, we have been named as a defendant in several lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. We may be subjected to similar actions in the future, and no assurance can be given that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 15 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
Except for the updated risk factors set forth below, during the quarter ended December 31, 2016, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2016 Annual Report.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("ACA"). The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. We do not know what effect the federal ACA or any state law proposals may have on our business. Further, disparate political views regarding the ACA create uncertainty regarding the law's continued existence in its current form or an amended form or a total replacement. We anticipate that the recent election of President Trump and Republican majorities in both houses of Congress will likely result in additional efforts to repeal, replace, modify or delay implementation of the ACA. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA and initial steps have been taken by the Republican-controlled Congress toward the repeal of the ACA. We believe that we are well-positioned to help our members excel in a value-based care environment, which we expect will remain a key feature of government policy under any modified or replacement legislation. Nonetheless, the impact of a repeal or any amendment or replacement of the law on us or our members is uncertain and could adversely affect our business and financial performance.
Changes in tax laws could materially impact our effective tax rate, income tax expense, cash flows, tax receivable agreement liabilities and profitability.
Current economic and political conditions in United States could result in significant changes in U.S. tax laws. There have been proposals to reform U.S. tax laws that could significantly impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such proposals will pass, several of the proposals considered, if enacted into law, could have a material impact on our effective tax rate, income tax expense, cash flows, tax receivable agreement liabilities and profitability.

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

PREMIER, INC.

Date:	February 6, 2017	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated as of November 25, 2016 by and among Premier Supply Chain Improvement, Inc., GNYHA Holdings, LLC, and the guarantors named therein (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 28, 2016 and incorporated herein by reference). (1)

10.1	Premier, Inc. Director Compensation Policy, adopted 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference).†(1)
10.2
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference).†(1)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
‡    Furnished herewith.

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092.