Form 10-Q
period 2017-03-31
Premier, Inc.
filed 2017-05-10
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-36092
 __________________________________________________________________________________________
Premier, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________________________________________________________

Delaware	35-2477140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13034 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(704) 357-0022
(Registrant's telephone number, including area code)
 __________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of May 5, 2017, there were 51,755,880 shares of the registrant's Class A common stock, par value $0.01 per share, and 87,298,888 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•
the risk factors discussed under the heading "Risk Factors" in Item 1A herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report") and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, each filed with the Securities and Exchange Commission ("SEC").

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2017	June 30, 2016
Assets
Cash and cash equivalents	$236,218	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $2,908 and $1,981 allowance for doubtful accounts, respectively)	162,178	144,424
Inventory	48,770	29,121
Prepaid expenses and other current assets	41,702	19,646
Due from related parties	5,388	3,123
Total current assets	494,256	462,890
Marketable securities	—	30,130
Property and equipment (net of $303,052 and $265,751 accumulated depreciation, respectively)	182,093	174,080
Intangible assets (net of $85,498 and $50,870 accumulated amortization, respectively)	393,075	158,217
Goodwill	865,445	537,962
Deferred income tax assets	479,241	422,849
Deferred compensation plan assets	39,875	39,965
Investments in unconsolidated affiliates	98,878	16,800
Other assets	13,398	12,490
Total assets	$2,566,261	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$30,974	$46,003
Accrued expenses	78,988	56,774
Revenue share obligations	70,396	63,603
Limited partners' distribution payable	23,071	22,493
Accrued compensation and benefits	51,701	60,425
Deferred revenue	49,723	54,498
Current portion of tax receivable agreements	14,009	13,912
Current portion of long-term debt	376,710	5,484
Other liabilities	30,335	2,871
Total current liabilities	725,907	326,063
Long-term debt, less current portion	6,928	13,858
Tax receivable agreements, less current portion	333,407	265,750
Deferred compensation plan obligations	39,875	39,965
Deferred tax liabilities	80,422	—
Other liabilities	44,847	23,978
Total liabilities	1,231,386	669,614

	March 31, 2017	June 30, 2016
Redeemable limited partners' capital	2,809,333	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 50,706,518 and 45,995,528 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	507	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 88,407,103 and 96,132,723 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,474,965)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,474,458)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,566,261	$1,855,383
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue:
Net administrative fees	$143,915	$131,270	$398,962	$369,952
Other services and support	97,756	87,389	265,974	252,114
Services	241,671	218,659	664,936	622,066
Products	138,132	80,010	386,639	239,107
Net revenue	379,803	298,669	1,051,575	861,173
Cost of revenue:
Services	47,319	40,685	134,865	119,301
Products	129,929	71,408	356,900	214,512
Cost of revenue	177,248	112,093	491,765	333,813
Gross profit	202,555	186,576	559,810	527,360
Operating expenses:
Selling, general and administrative	108,668	101,898	296,833	288,120
Research and development	755	1,180	2,328	2,060
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Operating expenses	123,503	111,818	333,601	314,238
Operating income	79,052	74,758	226,209	213,122
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	204,833	—
Equity in net income of unconsolidated affiliates	83	6,627	14,789	16,002
Interest and investment loss, net	(2,017)	(285)	(3,026)	(981)
Loss on disposal of long-lived assets	(725)	—	(2,243)	—
Other income (expense), net	2,260	—	3,135	(2,081)
Other income (expense), net	(399)	6,342	217,488	12,940
Income before income taxes	78,653	81,100	443,697	226,062
Income tax expense	6,514	9,543	134,788	41,257
Net income	72,139	71,557	308,909	184,805
Net income attributable to non-controlling interest in Premier LP	(51,965)	(56,018)	(232,683)	(153,735)
Adjustment of redeemable limited partners' capital to redemption amount	(99,974)	284,409	247,042	685,649
Net income (loss) attributable to stockholders	$(79,800)	$299,948	$323,268	$716,719

Weighted average shares outstanding:
Basic	50,525	44,716	49,051	41,329
Diluted	50,525	145,018	141,372	145,558

Earnings (loss) per share attributable to stockholders:
Basic	$(1.58)	$6.71	$6.59	$17.34
Diluted	$(1.58)	$0.43	$1.83	$1.03
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$72,139	$71,557	$308,909	$184,805
Net unrealized gain (loss) on marketable securities	—	283	128	(226)
Total comprehensive income	72,139	71,840	309,037	184,579
Less: Comprehensive income attributable to non-controlling interest	(51,965)	(56,219)	(232,768)	(153,578)
Comprehensive income attributable to Premier, Inc.	$20,174	$15,621	$76,269	$31,001
See accompanying notes to the unaudited condensed consolidated financial statements.
PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine months ended March 31, 2017
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	3,858	38	(3,858)	—	123,743	—	—	123,781
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—
Redemption of limited partner	—	—	(58)	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	23,886	—	—	23,886
Issuance of Class A common stock under equity incentive plan	812	8	—	—	3,314	—	—	3,322
Issuance of Class A common stock under employee stock purchase plan	41	1	—	—	1,255	—	—	1,256
Stock-based compensation expense	—	—	—	—	19,125	—	—	19,125
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,678)	—	—	(17,678)
Net income	—	—	—	—	—	308,909	—	308,909
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(232,683)	—	(232,683)
Net unrealized loss on marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(153,645)	400,687	—	247,042
Balance at March 31, 2017	50,707	$507	88,407	$—	$—	$(1,474,965)	$—	$(1,474,458)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2017	2016
Operating activities
Net income	$308,909	$184,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,758	61,232
Equity in net income of unconsolidated affiliates	(14,789)	(16,002)
Deferred income taxes	112,669	22,345
Stock-based compensation	19,125	36,785
Adjustment to tax receivable agreement liability	(2,954)	(4,818)
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—
Loss on disposal of long-lived assets	2,243	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	7,037	(27,071)
Other assets	405	(9,773)
Inventories	(14,693)	3,751
Accounts payable, accrued expenses and other current liabilities	(11,082)	21,450
Long-term liabilities	(1,221)	(1,246)
Other operating activities	(4,363)	(521)
Net cash provided by operating activities	274,211	270,937
Investing activities
Purchase of marketable securities	—	(19,211)
Proceeds from sale of marketable securities	48,013	367,600
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	(319,717)	—
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC, net of cash acquired	(64,500)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	(64,274)
Acquisition of InFlow Health, LLC	—	(6,088)
Investment in unconsolidated affiliates	(65,660)	(3,250)
Distributions received on equity investments in unconsolidated affiliates	6,550	17,043
Purchases of property and equipment	(51,892)	(54,684)
Other investing activities	25	(6)
Net cash used in investing activities	(447,181)	(161,131)
Financing activities
Payments made on notes payable	(3,336)	(1,847)
Proceeds from credit facility	425,000	150,000
Payments on credit facility	(57,500)	(100,000)
Proceeds from exercise of stock options under equity incentive plan	3,322	2,519
Proceeds from issuance of Class A common stock under stock purchase plan	1,256	1,302
Repurchase of vested restricted units for employee tax-withholding	(17,678)	(63)

	Nine Months Ended March 31,
	2017	2016
Settlement of exchange of Class B units by member owners	(123,330)	—
Distributions to limited partners of Premier LP	(67,363)	(67,965)
Final remittance of net income attributable to former S2S Global minority shareholder	—	(1,890)
Net cash provided by (used in) financing activities	160,371	(17,944)
Net increase (decrease) in cash and cash equivalents	(12,599)	91,862
Cash and cash equivalents at beginning of year	248,817	146,522
Cash and cash equivalents at end of period	$236,218	$238,384

Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting decreases in additional paid-in-capital and accumulated deficit	$247,042	$685,649
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$123,781	$260,598
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$67,941	$24,743
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,561	$4,813
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$94,594	$92,387
Net increase in tax receivable agreement liability related to quarterly exchanges by member owners and other adjustments	$70,708	$58,193
Net increase in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$23,886	$34,195
Net increase in investments in unconsolidated affiliates related to FFF Enterprises, Inc. put and call rights, with offsetting increases in other assets and other liabilities	$15,460	$—
Net increase in investments in unconsolidated affiliates related to deferred taxes attributed to the net fair value of FFF Enterprises, Inc. put and call rights, with offsetting increases in deferred tax assets and deferred tax liabilities	$5,955	$—
Payable to member owners incurred upon repurchase of ownership interest	$132	$2,888
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
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 36% and 32% general partner interest in Premier Healthcare Alliance, L.P. ("Premier LP") at March 31, 2017 and June 30, 2016, respectively. Premier LP's limited partners held an approximate 64% and 68% ownership interest at March 31, 2017 and June 30, 2016, respectively. The limited partners' interest is reflected as redeemable limited partners' capital in the Company's accompanying condensed consolidated balance sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of income and within comprehensive income attributable to non-controlling interest in Premier LP in the Company's accompanying condensed consolidated statements of comprehensive income.
At March 31, 2017 and June 30, 2016, the member owners owned approximately 64% and 68%, respectively, of the Company's combined Class A and Class B common stock (the "common stock") through their ownership of Class B common stock. During the nine months ended March 31, 2017, the member owners exchanged 3.9 million Class B common units and associated Class B common shares for an equal number of Class A common shares, and exchanged 3.8 million Class B common units and associated Class B common shares for cash as part of their quarterly exchange rights under an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of a series of transactions (the "Reorganization") concurrent with the consummation of the Company's initial public offering (the "IPO," and together with the Reorganization, the "Reorganization and IPO") on October 1, 2013 (see Note 11 - Earnings (Loss) Per Share). During the nine months ended March 31, 2017, approximately 3.8 million Class B common units were retired in connection with the member owner exchange for cash and approximately 3.9 million Class B common units were contributed to Premier LP and converted to Class A common units which remain outstanding. Correspondingly, approximately 7.7 million Class B common shares were retired during the same period.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 25, 2016 for further discussion of the Exchange Agreement and Reorganization and IPO. At March 31, 2017 and June 30, 2016, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated

Class B common shares for an equal number of Class A common shares, owned approximately 36% and 32%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
Variable Interest Entities
Premier LP is a variable interest entity ("VIE") as the limited partners do not have the ability to exercise a substantive removal right with respect to the general partner. The Company does not hold a majority interest but, through Premier GP, has the exclusive power and authority to manage the business and affairs of Premier LP, to make all decisions with respect to driving the economic performance of Premier LP, and has both an obligation to absorb losses and a right to receive benefits. As such, the Company is the primary beneficiary of the VIE and consolidates the operations of Premier LP under the Variable Interest Model. See Note 2 - Significant Accounting Policies for further discussion of recently adopted accounting standards related to VIEs.
The assets and liabilities of Premier LP at March 31, 2017 and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Assets
Current	$460,992	$442,251
Noncurrent	1,592,764	973,741
Total assets of Premier LP	$2,053,756	$1,415,992

Liabilities
Current	$721,360	$312,068
Noncurrent	168,757	74,709
Total liabilities of Premier LP	$890,117	$386,777
Net income attributable to Premier LP was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Premier LP net income	$81,673	$81,846	$359,622	$217,293
Premier LP's cash flows for the nine months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$320,185	$285,124
Investing activities	(447,181)	(161,131)
Financing activities	121,090	(47,593)
Net increase (decrease) in cash and cash equivalents	(5,906)	76,400
Cash and cash equivalents at beginning of year	210,048	126,662
Cash and cash equivalents at end of period	$204,142	$203,062
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
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2016 Annual Report.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The Company early-adopted the standard effective July 1, 2016, using the prospective approach. Pursuant to the guidance, the Company recognized gross excess tax benefits of approximately $9.1 million ($3.6 million tax effected) during the three months ended September 30, 2016, which were fully offset by a valuation allowance at PHSI, the Company's consolidated subsidiary. No adjustments were made to prior periods, and the impact on prior periods would have been immaterial. All excess tax benefits related to share-based awards are reported as operating activities within the accompanying condensed consolidated statement of cash flows. In addition, the Company calculated diluted earnings per share without consideration of any tax benefits in determining dilutive shares.
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
Recently Issued Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the guidance eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new standard will be effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect the adoption of the new standard to have a material impact on our consolidated financial statements and related disclosures.
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
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which clarifies specific aspects of ASU 2014-09, including allowing entities not to make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard also makes twelve other technical corrections and modifications to ASU 2014-09. The new standard will be effective with ASU 2014-09.
The new revenue recognition standards discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standards on its consolidated financial statements and related disclosures. Additionally, we are evaluating the potential impacts on our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard.
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
In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 8 - Debt), which is reflected within current portion of long-term debt in the condensed consolidated balance sheet at March 31, 2017.

The Company incurred $0.4 million and $5.1 million of transaction costs related to this acquisition during the three and nine months ended March 31, 2017, respectively. These transaction costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 6 - Intangible Assets, Net) and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $291.7 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes.
The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value
Cash paid at closing	$227,500
Cash paid on January 10, 2017	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Estimated working capital settlement	1,106
Total consideration paid	350,752
Cash acquired	(16,267)
Net consideration	334,485
50% ownership interest in Innovatix	218,044
Payable to Innovatix and Essensa	(5,765)
Enterprise value	546,764

Accounts receivable	22,261
Prepaid expenses and other current assets	686
Fixed assets, net	2,064
Intangible assets	242,906
Total assets acquired	267,917
Accrued expenses	5,264
Revenue share obligations	6,937
Other current liabilities	694
Total liabilities assumed	12,895
Goodwill	$291,742
The acquisition provides the selling members an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ending June 30, 2017. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios. This value is not indicative of a known amount to be paid. As of March 31, 2017, the fair value of the earn-out liability was $18.5 million (see Note 5 - Fair Value Measurements).
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
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for $75.0 million in cash, subject to adjustment based on Acro Pharmaceuticals' (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. Acro Pharmaceuticals is a specialty pharmacy business that provides customized healthcare management solutions to clients. The acquisition was funded with available cash on hand.
The Company has accounted for the Acro Pharmaceuticals acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Acro Pharmaceuticals acquisition is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Acro Pharmaceuticals acquisition resulted in the recognition of approximately $35.7 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Acro Pharmaceuticals. The Acro Pharmaceuticals acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Acro Pharmaceuticals as part of its supply chain services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended March 31,		Nine Months Ended March 31,
	March 31, 2017	June 30, 2016	2017	2016	2017	2016
FFF Enterprises, Inc.	$91,469	$—	$217	$—	$4,394	$—
BloodSolutions, LLC	2,091	2,185	(42)	—	(94)	—
PharmaPoint, LLC	4,318	4,572	(92)	(108)	(254)	(284)
Innovatix, LLC	—	9,043	—	6,735	10,743	15,992
Other investments	1,000	1,000	—	—	—	294
Total investments	$98,878	$16,800	$83	$6,627	$14,789	$16,002
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying condensed consolidated balance sheet at $87.1 million, of which $65.7 million was in cash, $15.4 million was consideration in the form of the net fair value of the FFF put and call rights and $6.0 million related to deferred taxes attributed to the net fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the supply chain services segment.
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
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5.0 million units of Class B Membership Interests at March 31, 2017 and June 30, 2016. The remaining 72% ownership interest is held by Nations Pharmaceuticals, LLC through its 13.0 million units of Class A Membership Interests. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the supply chain services segment.
The Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% membership interests (see Note 3 - Business Acquisitions and Note 14 - Related Party Transactions). As a result, the Company recognized a one-time gain of $204.8 million related to the remeasurement of the then-existing 50% ownership share to fair value. Prior to the acquisition, the Company accounted for its investment in Innovatix using the equity method of accounting and included the investment as part of the supply chain services segment.
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At March 31, 2017, the Company had no marketable securities other than those included in deferred compensation plan assets (see Note 5 - Fair Value Measurements). At June 30, 2016, corporate debt securities and asset-backed securities were classified as current and long-term marketable securities in the accompanying condensed consolidated balance sheets. See Note 5 - Fair Value Measurements for further information related to the Company's measurement of fair market value for its marketable securities. At June 30, 2016, marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2016
Corporate debt securities	$33,267	$—	$(135)	$33,132
Asset-backed securities	14,755	3	(1)	14,757
Total marketable securities	$48,022	$3	$(136)	$47,889

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Cash equivalents	$75,149	$75,149	$—	$—
FFF call right	9,936	—	—	9,936
Deferred compensation plan assets	45,368	45,368	—	—
Total assets	$130,453	$120,517	$—	$9,936
Earn-out liabilities	$18,787	$—	$—	$18,787
FFF put right	25,482	—	—	25,482
Total liabilities	$44,269	$—	$—	$44,269

June 30, 2016
Cash equivalents	$83,846	$83,846	$—	$—
Corporate debt securities	33,132	—	33,132	—
Asset-backed securities	14,757	—	14,757	—
Deferred compensation plan assets	41,917	41,917	—	—
Total assets	$173,652	$125,763	$47,889	$—
Earn-out liabilities	$4,128	$—	$—	$4,128
Total liabilities	$4,128	$—	$—	$4,128
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
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($5.5 million and $2.0 million at March 31, 2017 and June 30, 2016, respectively) in the accompanying condensed consolidated balance sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of Inflow Health, LLC on October 1, 2015, Healthcare Insights, LLC ("HCI") on July 31, 2015 and Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions). At March 31, 2017 and June 30, 2016, the earn-out liabilities were classified as Level 3. The fair values of the earn-out liabilities were determined based on estimated future earnings and the probability of achieving them. The current portion of the earn-out liabilities was $18.5 million and $0.5 million at March 31, 2017 and June 30, 2016, respectively, and was included in other liabilities, current in the accompanying condensed consolidated balance sheets. The long-term portion of the earn-out liabilities was $0.3 million and $3.7 million at March 31, 2017 and June 30, 2016, respectively, and was included in other liabilities, noncurrent in the accompanying condensed consolidated balance sheets. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
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
A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases	Gain (Loss)	Ending Balance
Three months ended March 31, 2017
FFF call right asset	$10,750	$—	$(814)	$9,936
Total Level 3 assets	$10,750	$—	$(814)	$9,936
Earn-out liabilities	$16,713	$—	$(2,074)	$18,787
FFF put right liability	26,384	—	902	25,482
Total Level 3 liabilities	$43,097	$—	$(1,172)	$44,269

Three months ended March 31, 2016
Earn-out liabilities	$4,109	$—	$(27)	$4,136
Total Level 3 liabilities	$4,109	$—	$(27)	$4,136

Nine months ended March 31, 2017
FFF call right asset	$—	$10,361	$(425)	$9,936
Total Level 3 assets	$—	$10,361	$(425)	$9,936
Earn-out liabilities	$4,128	$16,662	$2,003	$18,787
FFF put right liability	—	25,821	339	25,482
Total Level 3 liabilities	$4,128	$42,483	$2,342	$44,269

Nine months ended March 31, 2016
Earn-out liabilities	$—	$4,109	$(27)	$4,136
Total Level 3 liabilities	$—	$4,109	$(27)	$4,136
Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2017, no non-recurring fair value measurements were required related to the testing of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa were determined using the income approach (see Note 3 - Business Acquisitions).

The Company recognized a one-time gain of $204.8 million related to the remeasurement of the Company's 50% equity method investment in Innovatix to fair value upon acquisition of the remaining interest in Innovatix (see Note 3 - Business Acquisitions). The fair value of the investment was calculated using a discounted cash flow model.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.6 million and $0.7 million at March 31, 2017 and June 30, 2016, respectively, based on assumed market interest rates of 2.6% and 2.1%, respectively.
Other Financial Instruments
The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximated carrying value due to the short-term nature of these financial instruments.
(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2017	June 30, 2016
Member relationships	14.7 years	$220,100	$—
Technology	5.0 years	145,140	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	13,160
Distribution network	10.0 years	22,400	—
Favorable lease commitments	10.1 years	11,393	—
Non-compete agreements	5.9 years	8,710	4,080
Total intangible assets		478,573	209,087
Accumulated amortization		(85,498)	(50,870)
Intangible assets, net		$393,075	$158,217
The increase in total intangible assets was due to the acquisitions of Acro Pharmaceuticals in August 2016 and Innovatix and Essensa in December 2016 (see Note 3 - Business Acquisitions). Intangible asset amortization totaled $14.1 million and $8.7 million for the three months ended March 31, 2017 and 2016, respectively, and $34.4 million and $24.1 million for the nine months ended March 31, 2017 and 2016, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition Adjustments (b)	Total
June 30, 2016	$31,765	$506,197	$—	$537,962
Acro Pharmaceuticals (a)	39,850	—	(4,109)	35,741
Innovatix and Essensa (a)	287,235	—	4,507	291,742
March 31, 2017	$358,850	$506,197	$398	$865,445

(a)	See Note 3 - Business Acquisitions for more information.

(b)
The initial purchase price allocations for the Company's acquisitions are preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Acro Pharmaceuticals acquisition adjustments were related to working capital adjustments subsequent to the acquisition date which were recorded in the Supply Chain Services segment. The Innovatix and Essensa acquisition adjustments were related to working capital and intangible asset adjustments subsequent to the acquisition date which were recorded in the Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.

(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	March 31, 2017	June 30, 2016
Credit Facility	$750,000	June 24, 2019	$367,500	$—
Notes payable	$—	Various	16,138	19,342
Total debt			383,638	19,342
Less: Current portion			(376,710)	(5,484)
Total long-term debt			$6,928	$13,858
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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2017, the interest rate for three-month Eurodollar Loans was 2.275% and the interest rate for the Base Rate Loans was 4.125%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement (to the extent settled in cash) and other general corporate activities. During the nine months ended March 31, 2017, the Company utilized $425.0 million of the Credit Facility, including $325.0 million to fund the acquisition price of Innovatix and Essensa (see Note 3 - Business Acquisitions), approximately $50.0 million to fund the cash settlement portion of the October 31, 2016 Class B common unit exchange under the Exchange agreement (see Note 9 - Redeemable Limited Partners' Capital), and the remainder to fund general corporate activities. During the three months ended March 31, 2017, the Company repaid $57.5 million of borrowings under the Credit Facility. These borrowings were classified as current liabilities in the condensed consolidated balance sheets as they were due within one year of the balance sheet date. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
On April 10, 2017, the Company repaid $97.5 million of borrowings under the Credit Facility.
Notes Payable
At March 31, 2017 and June 30, 2016, the Company had $16.1 million and $19.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $9.2 million and $5.5 million, respectively, were included in current portion of long-term debt and $6.9 million and $13.9 million, respectively, are included in long-term debt, less current portion, in the accompanying consolidated balance sheets. Notes payable generally have stated maturities of five years from their date of issuance.
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
Redeemable limited partners' capital represents the member owners' 64% ownership of Premier LP through their ownership of Class B common units at March 31, 2017. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2017 and 2016, the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $247.0 million and $685.6 million, respectively.
During the nine months ended March 31, 2017, the Company recorded total reductions of $247.1 million to redeemable limited partners' capital to reflect the exchange of Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock and the exchange of Class B common units and surrender of associated shares of Class B common stock by member owners for cash all pursuant to the terms of the Exchange Agreement (see Note 11 - Earnings (Loss) Per Share).

The table below shows the changes in the redeemable limited partners' capital from June 30, 2016 to March 31, 2017 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	1,561	—	—	1,561
Redemption of limited partner	—	(132)	—	(132)
Net income attributable to non-controlling interest in Premier LP	—	232,683	—	232,683
Distributions to limited partners	—	(67,941)	—	(67,941)
Net unrealized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(123,781)	—	(123,781)
Exchange of Class B common units for cash by member owners	—	(123,330)	—	(123,330)
Adjustment to redemption amount	—	(247,042)	—	(247,042)
March 31, 2017	$(4,665)	$2,813,998	$—	$2,809,333
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2017.
During the nine months ended March 31, 2017, one limited partner withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying consolidated balance sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by the withdrawing limited partner must be exchanged in the next following exchange process.
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
Actual and expected quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 25, 2016	$22,493
November 23, 2016	$22,137
February 28, 2017	$22,733
May 29, 2017 (b)	$23,071

(a)
Distributions are equal to Premier LP’s total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate.

(b)
Premier LP expects to make a quarterly distribution on or before May 29, 2017. The distribution is reflected in limited partners’ distribution payable in the accompanying condensed consolidated balance sheets at March 31, 2017.

(10) STOCKHOLDERS' DEFICIT
As of March 31, 2017, there were 50,706,518 shares of the Company's Class A common stock, par value $0.01 per share, and 88,407,103 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
(11) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share of Premier is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income (loss) attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, as a result of the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings (loss) per share calculation, which is calculated using the treasury stock method, includes the impact of shares that could be issued under the outstanding stock options, non-vested restricted stock units and awards, shares of non-vested performance share awards and the effect of the assumed redemption of Class B common units through the issuance of Class A common shares.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$(79,800)	$299,948	$323,268	$716,719

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$(79,800)	$299,948	$323,268	$716,719
Adjustment of redeemable limited partners' capital to redemption amount	—	(284,409)	(247,042)	(685,649)
Net income attributable to non-controlling interest in Premier LP	—	56,018	232,683	153,735
Net income (loss)	(79,800)	71,557	308,909	184,805
Tax effect on Premier, Inc. net income (a)	—	(9,551)	(50,822)	(34,639)
Adjusted net income (loss)	$(79,800)	$62,006	$258,087	$150,166

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	50,525	44,716	49,051	41,329

Denominator for diluted earnings (loss) per share:
Weighted average shares (b)	50,525	44,716	49,051	41,329
Effect of dilutive securities: (c)
Stock options	—	249	256	290
Restricted stock	—	610	190	553
Performance share awards	—	1,606	—	1,329
Class B shares outstanding	—	97,837	91,875	102,057
Weighted average shares and assumed conversions	50,525	145,018	141,372	145,558

Basic earnings (loss) per share	$(1.58)	$6.71	$6.59	$17.34
Diluted earnings (loss) per share	$(1.58)	$0.43	$1.83	$1.03

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(b)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2017 and 2016.

(c)
For the three months ended March 31, 2017, the effect of 2.8 million stock options, restricted stock units and performance share awards and 88.9 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to shareholders sustained for the quarter and as including them would have been anti-dilutive for the period. For the nine months ended March 31, 2017, the effect of 1.8 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.5 million performance shares were excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

For the three and nine months ended March 31, 2016, the effect of 1.4 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
August 1, 2016	1,323,654	94,809,069	47,365,528	67%/33%
October 31, 2016 (b)	5,047,528	89,761,541	50,085,904	64%/36%
January 31, 2017 (b)	1,296,682	88,464,859	50,701,862	64%/36%
May 1, 2017 (c)	993,194	87,298,888	51,734,785	63%/37%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
In connection with the October 31, 2016 exchange, 3.0 million Class B common units were exchanged for cash and 2.0 million Class B common units were exchanged for Class A common stock. In connection with the January 31, 2017 exchange, 0.8 million Class B common units were exchanged for cash and 0.5 million Class B common units were exchanged for Class A common stock.

(c)	As the quarterly exchange occurred on May 1, 2017, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended March 31, 2017.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $7.1 million and $11.8 million for the three months ended March 31, 2017 and 2016, respectively, with a resulting deferred tax benefit of $2.7 million and $4.5 million, respectively. Pre-tax stock-based compensation expense was $19.1 million and $36.8 million for the nine months ended March 31, 2017 and 2016, respectively, with a resulting tax benefit of $7.3 million and $14.0 million, respectively. The deferred tax benefit was calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan"), provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of March 31, 2017, there were 4.6 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2017:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2016	403,117	$33.86	1,443,708	$30.02	3,314,661	$30.04
Granted	265,852	$31.57	902,736	$29.72	524,709	$31.59
Vested/exercised	(47,114)	$32.83	(1,181,820)	$27.00	(123,586)	$27.57
Forfeited	(38,980)	$33.77	(74,101)	$33.91	(121,811)	$34.22
Outstanding at March 31, 2017	582,875	$32.91	1,090,523	$32.78	3,593,973	$30.21

Stock options outstanding and exercisable at March 31, 2017					2,429,376	$28.77
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
Unrecognized stock-based compensation expense at March 31, 2017 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$10,815	1.83 years
Performance share awards	19,535	1.91 years
Stock options	9,737	1.83 years
Total unrecognized stock-based compensation expense	$40,087	1.87 years
The aggregate intrinsic value of stock options at March 31, 2017 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$8,556
Expected to vest	170
Total outstanding	$8,726

Exercised during the nine months ended March 31, 2017	$621

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Nine Months Ended March 31,
	2017	2016
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	32.01% - 33.00%	32.70% - 33.50%
Risk-free interest rate (d)	1.31% - 2.13%	1.37% - 1.82%
Weighted average option grant date fair value	$10.48 - $11.28	$11.19 - $12.40

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
For the three months ended March 31, 2017 and 2016, the Company recorded tax expense of $6.5 million and $9.5 million, respectively, which equates to effective tax rates of 8% and 12%, respectively. The decrease in the effective tax rate is primarily attributable to a deferred tax benefit recognized in connection with an increase in income apportioned to California. For the nine months ended March 31, 2017 and 2016, the Company recorded tax expense of $134.8 million and $41.3 million, respectively, which equates to effective tax rates of 30% and 18%, respectively. The increase in the effective tax rate is primarily attributable to deferred tax expense associated with the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions). The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $398.8 million and $422.8 million as of March 31, 2017 and June 30, 2016, respectively. The current period balance was comprised of $479.2 million in deferred tax assets at Premier, Inc. offset by $80.4 million in deferred tax liabilities at PHSI and PSCI. The decrease of $24.0 million was primarily attributable to a $94.9 million deferred tax liability associated with the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions) and an $18.8 million valuation allowance recorded against deferred tax assets primarily at PHSI. These decreases were partially offset by $94.6 million of deferred tax assets recorded in connection with the exchanges of Class B common units pursuant to the Exchange Agreement that occurred during the nine months ended March 31, 2017.
The Company had TRA liabilities of $347.4 million and $279.7 million at March 31, 2017 and June 30, 2016, respectively, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election. The election results in adjustments to the tax bases of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. The $67.7 million increase was primarily attributable to $70.8 million of liabilities incurred in connection with quarterly member owner exchanges that occurred during the nine months ended March 31, 2017.

(14) RELATED PARTY TRANSACTIONS
GNYHA Services, Inc. ("GNYHA") and its affiliates beneficially owned approximately 9% of the outstanding partnership interests in Premier LP as of March 31, 2017. Net administrative fees revenue based on purchases by GNYHA and its member organizations was $16.9 million and $17.0 million for the three months ended March 31, 2017 and 2016, respectively, and $51.8 million and $49.2 million for the nine months ended March 31, 2017 and 2016, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.2 million and $7.6 million of revenue share obligations in the accompanying condensed consolidated balance sheets relate to revenue share obligations to GNYHA and its member organizations at March 31, 2017 and June 30, 2016, respectively.
In addition, of the $23.1 million and $22.5 million limited partners' distribution payable in the accompanying condensed consolidated balance sheets at March 31, 2017 and June 30, 2016, respectively, $2.4 million and $2.9 million were payable to GNYHA and its member organizations at March 31, 2017 and June 30, 2016, respectively. Services and support revenue earned from GNYHA and its member organizations was $3.9 million and $3.6 million during the three months ended March 31, 2017 and 2016, respectively, and $11.0 million and $10.0 million during the nine months ended March 31, 2017 and 2016, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $4.3 million and $4.4 million during the three months ended March 31, 2017 and 2016, respectively, and $12.3 million and $15.2 million during the nine months ended March 31, 2017 and 2016, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying condensed consolidated balance sheets, were $4.2 million and $2.6 million at March 31, 2017 and June 30, 2016, respectively.
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income prior to the acquisition was $6.7 million during the three months ended March 31, 2016 and $10.7 million and $16.0 million during the nine months ended March 31, 2017 and 2016, respectively. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $12.1 million for the three months ended March 31, 2016 and $19.9 million and $31.8 million during the nine months ended March 31, 2017 and 2016, respectively. At June 30, 2016, the Company had revenue share obligations to Innovatix of $4.2 million in the accompanying condensed consolidated balance sheets.
The Company historically maintained a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation ("Essensa"), under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $0.7 million for the three months ended March 31, 2016 and $1.2 million and $2.0 million for the nine months ended March 31, 2017 and 2016, respectively. At June 30, 2016, the Company had revenue share obligations to Essensa of $0.2 million.
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying condensed consolidated statements of income was $0.2 million and $4.4 million for the three and nine months ended March 31, 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.4 million and $3.0 million during the three and nine months ended March 31, 2017, respectively.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.3 million and $1.1 million during the three months ended March 31, 2017 and 2016, respectively, and $3.5 million and $3.2 million during the nine months ended March 31, 2017 and 2016, respectively. The Company received $0.2 million and $0.1 million in annual incentive management fees during the nine months ended March 31, 2017 and 2016. As of March 31, 2017 and June 30, 2016, $0.8 million and $0.5 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying condensed consolidated balance sheets.

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
Segment information was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue:
Supply Chain Services
Net administrative fees	$143,915	$131,270	$398,962	$369,952
Other services and support	3,116	1,104	5,962	2,963
Services	147,031	132,374	404,924	372,915
Products	138,132	80,010	386,639	239,107
Total Supply Chain Services	285,163	212,384	791,563	612,022
Performance Services	94,640	86,285	260,012	249,151
Net revenue	$379,803	$298,669	$1,051,575	$861,173

Depreciation and amortization expense (a):
Supply Chain Services	$5,717	$262	$8,637	$1,138
Performance Services	21,491	20,016	63,350	55,616
Corporate	1,974	1,572	5,771	4,478
Total depreciation and amortization expense	$29,182	$21,850	$77,758	$61,232

Capital expenditures:
Supply Chain Services	$198	$63	$2,347	$1,031
Performance Services	16,308	14,368	47,079	44,836
Corporate	1,061	1,371	2,466	8,817
Total capital expenditures	$17,567	$15,802	$51,892	$54,684

Total assets:			March 31, 2017	June 30, 2016
Supply Chain Services			$1,075,683	$345,219
Performance Services			901,360	934,588
Corporate			589,218	575,576
Total assets			$2,566,261	$1,855,383

(a)	Includes amortization of purchased intangible assets.

The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP"))) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see "Our Use of Non-GAAP Financial Measures" within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Income before income taxes	$78,653	$81,100	$443,697	$226,062
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Equity in net income of unconsolidated affiliates (a)	(83)	(6,627)	(14,789)	(16,002)
Interest and investment loss, net (b)	2,017	285	3,026	981
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(2,260)	—	(3,135)	2,081
Operating income	79,052	74,758	226,209	213,122
Depreciation and amortization	15,102	13,110	43,318	37,174
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Stock-based compensation (c)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (d)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (e)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (f)	11,765	1,077	17,729	5,216
Equity in net income of unconsolidated affiliates (a)	83	6,627	14,789	16,002
Deferred compensation plan income (expense) (g)	1,675	—	2,778	(2,073)
Other income	497	—	497	—
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

Segment Adjusted EBITDA:
Supply Chain Services	$127,898	$118,704	$364,224	$329,642
Performance Services	36,535	30,771	87,449	90,158
Corporate (h)	(27,709)	(29,546)	(82,167)	(78,819)
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

(a)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 49% ownership interest in FFF and 50% ownership interest in Innovatix prior to the acquisition of the remaining 50% interest on December 2, 2016.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.1 million for both the three months ended March 31, 2017 and 2016 and $0.4 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.

(d)
Represents adjustment to tax receivable agreement liability for an increase in income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during each of the nine months ended March 31, 2017 and 2016.

(e)	Represents implementation and other costs associated with the implementation of an enterprise resource planning ("ERP") system.

(f)
During the three and nine months ended March 31, 2017, we recorded $11.6 million and $17.2 million purchase accounting adjustments to Adjusted EBITDA, respectively, related to our acquisition of Innovatix and Essensa in December 2016. These adjustments reflect the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through March 31, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" herein and in the Company's Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Annual Report") and Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, each filed with the Securities and Exchange Commission ("SEC").
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "We", or "Our") is a leading healthcare performance improvement company, uniting an alliance of approximately 3,750 U.S. hospitals and more than 130,000 other provider organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of March 31, 2017, we were controlled by 170 U.S. hospitals, health systems and other healthcare organizations, that represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through the ownership of Class B common stock, which they received upon the completion of a series of transactions (the "Reorganization") concurrent with the consummation of our Initial Public Offering ("IPO", and collectively with the Reorganization, the "Reorganization and IPO") on October 1, 2013. As of March 31, 2017, Class A common stock and Class B common stock represented approximately 36% and 64%, respectively, of our combined Class A and Class B common stock (collectively, the "Common Stock"). All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the Reorganization and IPO.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$379,803	$298,669	$1,051,575	$861,173
Net income	$72,139	$71,557	$308,909	$184,805
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, respectively.
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

Our supply chain services segment includes one of the largest healthcare group purchasing organizations ("GPO") in the United States, serving acute, nonacute and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply chain services net revenue grew from $212.4 million for the three months ended March 31, 2016 to $285.2 million for the three months ended March 31, 2017, representing net revenue growth of 34%, and accounted for 75% of our overall net revenue for the three months ended March 31, 2017. Supply chain services net revenue grew from $612.0 million for the nine months ended March 31, 2016 to $791.6 million for the nine months ended March 31, 2017, representing net revenue growth of 29%, and accounted for 75% of our overall net revenue for the nine months ended March 31, 2017. We generate revenue in our supply chain services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our performance services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance services net revenue increased from $86.3 million for the three months ended March 31, 2016 to $94.6 million for the three months ended March 31, 2017, representing a 10% increase, and accounted for 25% of our overall net revenue for the three months ended March 31, 2017. Performance services net revenue grew from $249.2 million for the nine months ended March 31, 2016 to $260.0 million for the nine months ended March 31, 2017, representing net revenue growth of 4%, and accounted for 25% of our overall net revenue for the nine months ended March 31, 2017. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The performance services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Acquisitions
Acquisition of Innovatix, LLC and Essensa Ventures, LLC
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix, LLC ("Innovatix"). On December 2, 2016, the Company, through PSCI, acquired the remaining 50% ownership interests of Innovatix and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") for $325.0 million in cash. The purchase price is subject to adjustment based on Innovatix's and Essensa's (i) cash on hand and cash equivalents, (ii) outstanding indebtedness and (iii) net working capital at closing. With regard to Innovatix, the purchase price adjustments set forth in (i), (ii) and (iii) above are limited to 50% of the actual amount due to PSCI’s 50% ownership interest prior to the acquisition. The acquisition was funded with borrowings under the Company's credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility"). Innovatix and Essensa are GPOs focused on serving nonacute and alternate site health care providers and other organizations throughout the United States. The Company reports Innovatix and Essensa as part of its supply chain services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for $75.0 million in cash, subject to adjustment based on Acro Pharmaceuticals' (i) cash on hand, (ii) outstanding indebtedness and (iii) net working capital at closing. The acquisition was funded with available cash on hand. The Company reports Acro Pharmaceuticals as part of its supply chain services segment. See Note 3 - Business Acquisitions for more information.
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
Trends in the U.S. healthcare market affect our revenues in the supply chain services and performance services segments. The trends we see affecting our current healthcare business include the implementation of healthcare reform legislation, enactment of new regulatory and reporting requirements, intense cost pressure, payment reform and movement to alternative payment models, industry consolidation, shift in care to the alternate site market, competition and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment, access to and use of healthcare analytics, and healthcare providers will need to measure, report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our supply chain services and performance services solutions in the areas of cost management, quality and safety, and population health management. However, there are uncertainties and risks that may affect the actual impact of these anticipated trends on our business. See "Cautionary Note Regarding Forward-Looking Statements" herein for more information.
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
The success of our supply chain services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our integrated pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive actions and pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including pharmacy benefit management ("PBM") services in partnership with a national PBM company.
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
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, indirect costs such as insurance, professional fees and other general overhead expenses, and adjustments to tax receivable agreement ("TRA") liabilities.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.

Other Income, Net
Other income, net, consists primarily of a one-time gain of $204.8 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions for more information) which occurred during the nine months ended March 31, 2017. In addition, other income, net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
The Company’s income tax expense is attributable to the activities of the Company, Premier Healthcare Solutions, Inc. ("PHSI") and PSCI, all of which are subchapter C Corporations subject to U.S. federal and state income taxes. In contrast, Premier Healthcare Alliance, L.P. ("Premier LP") is not subject to U.S. federal and state income taxes as its income is taxable to its partners. The Company’s overall effective tax rate differs from the U.S statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 13 - Income Taxes.
Given the Company’s ownership and capital structure, we calculate various effective tax rates for specific tax items. The Company’s effective tax rate, as discussed in Note 13 - Income Taxes, represents the effective tax rate computed in accordance with generally accepted accounting principles ("GAAP") based on total income tax expense (reflected in income tax expense in the condensed consolidated statements of income) of the Company, PHSI, and PSCI divided by consolidated pre-tax book income. Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for expected federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included. Alternatively, the deferred tax benefit related to stock-based compensation expense (see Note 12 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded.
Net Income Attributable to Non-Controlling Interest
As of March 31, 2017, we owned an approximate 36% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 68% as of June 30, 2016 to approximately 64% as of March 31, 2017 primarily as a result of the completion of quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital).
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are Non-GAAP financial measures.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gain or loss on the disposal of assets and interest and investment income or expense.
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 11 - Earnings (Loss) Per Share).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our board of directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our board of directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units into shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Some of the limitations of EBITDA, Adjusted EBITDA and Segment Adjusted EBITDA include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Credit Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from operating activities.
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

Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, strategic and financial restructuring expenses, adjustments to TRA liabilities, ERP implementation expenses and acquisition related adjustment - revenue. These items are defined as follows:
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2017 and 2016 and $0.4 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.
Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.
Adjustment to tax receivable agreement liability
This item represents an adjustment to the TRA liability for an increase in income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during each of the nine months ended March 31, 2017 and 2016.
ERP implementation expenses
This item includes costs related to the implementation of a new enterprise resource planning ("ERP") system.
Acquisition related adjustment - revenue
During the three and nine months ended March 31, 2017, we recorded $11.6 million and $17.2 million purchase accounting adjustments to Adjusted EBITDA, respectively, related to our acquisition of Innovatix and Essensa on December 2, 2016. These adjustments reflect the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through March 31, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one-year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$143,915	38%	$131,270	44%	$398,962	38%	$369,952	43%
Other services and support	97,756	26%	87,389	29%	265,974	25%	252,114	29%
Services	241,671	64%	218,659	73%	664,936	63%	622,066	72%
Products	138,132	36%	80,010	27%	386,639	37%	239,107	28%
Net revenue	379,803	100%	298,669	100%	1,051,575	100%	861,173	100%
Cost of revenue:
Services	47,319	13%	40,685	14%	134,865	13%	119,301	14%
Products	129,929	34%	71,408	24%	356,900	34%	214,512	25%
Cost of revenue	177,248	47%	112,093	38%	491,765	47%	333,813	39%
Gross profit	202,555	53%	186,576	62%	559,810	53%	527,360	61%
Operating expenses:
Selling, general and administrative	108,668	28%	101,898	34%	296,833	29%	288,120	33%
Research and development	755	—%	1,180	—%	2,328	—%	2,060	—%
Amortization of purchased intangible assets	14,080	4%	8,740	3%	34,440	3%	24,058	3%
Operating expenses	123,503	32%	111,818	37%	333,601	32%	314,238	36%
Operating income	79,052	21%	74,758	25%	226,209	21%	213,122	25%
Other income (expense), net	(399)	—%	6,342	2%	217,488	21%	12,940	1%
Income before income taxes	78,653	21%	81,100	27%	443,697	42%	226,062	26%
Income tax expense	6,514	2%	9,543	3%	134,788	13%	41,257	5%
Net income	72,139	19%	71,557	24%	308,909	29%	184,805	21%
Net income attributable to non-controlling interest in Premier LP	(51,965)	(14)%	(56,018)	(19)%	(232,683)	(22)%	(153,735)	(18)%
Adjustment of redeemable limited partners' capital to redemption amount	(99,974)	nm	284,409	nm	247,042	nm	685,649	nm
Net income attributable to stockholders	$(79,800)	nm	$299,948	nm	$323,268	nm	$716,719	nm

Weighted average shares outstanding:
Basic	50,525		44,716		49,051		41,329
Diluted	50,525		145,018		141,372		145,558

Earnings per share attributable to stockholders:
Basic	$(1.58)		$6.71		$6.59		$17.34
Diluted	$(1.58)		$0.43		$1.83		$1.03

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$136,724	36%	$119,929	40%	$369,506	35%	$340,981	40%
Adjusted Fully Distributed Net Income (2)	$72,959	19%	$63,920	21%	$197,129	19%	$181,691	21%
Adjusted Fully Distributed Earnings Per Share (2)	$0.52		$0.44		$1.39		$1.25
nm = Not meaningful

(1)
The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$72,139	$71,557	$308,909	$184,805
Interest and investment loss, net (a)	2,017	285	3,026	981
Income tax expense	6,514	9,543	134,788	41,257
Depreciation and amortization	15,102	13,110	43,318	37,174
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
EBITDA	109,852	103,235	524,481	288,275
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(88)	—	140	8
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

Income before income taxes	$78,653	$81,100	$443,697	$226,062
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Equity in net income of unconsolidated affiliates (f)	(83)	(6,627)	(14,789)	(16,002)
Interest and investment loss, net (a)	2,017	285	3,026	981
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(2,260)	—	(3,135)	2,081
Operating income	79,052	74,758	226,209	213,122
Depreciation and amortization	15,102	13,110	43,318	37,174
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Equity in net income of unconsolidated affiliates	83	6,627	14,789	16,002
Deferred compensation plan income (expense) (g)	1,675	—	2,778	(2,073)
Other income	497	—	497	—
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

Segment Adjusted EBITDA:
Supply Chain Services	$127,898	$118,704	$364,224	$329,642
Performance Services	36,535	30,771	87,449	90,158
Corporate (h)	(27,709)	(29,546)	(82,167)	(78,819)
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

(a)	Represents interest expense, net and realized gains and losses on our marketable securities.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.1 million for both the three months ended March 31, 2017 and 2016 and $0.4 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.

(c)
Represents adjustment to tax receivable agreement liability for an increase in income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during each of the nine months ended March 31, 2017 and 2016.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)
Includes $11.6 million and $17.2 million purchase accounting adjustments to Adjusted EBITDA during the three and nine months ended March 31, 2017, respectively, related to our acquisition of Innovatix and Essensa on December 2, 2016, and non-cash adjustments to deferred revenue of previously acquired entities of $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.

(f)
Represents equity in net income of unconsolidated affiliates primarily generated by the Company's 49% ownership interest in FFF and 50% ownership interest in Innovatix prior to the acquisition of the remaining 50% interest on December 2, 2016.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(h)	Corporate consists of general and administrative corporate expenses that are not specific to either of our reporting segments.

(2)
The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income (loss) attributable to stockholders	$(79,800)	$299,948	$323,268	$716,719
Adjustment of redeemable limited partners' capital to redemption amount	99,974	(284,409)	(247,042)	(685,649)
Net income attributable to non-controlling interest in Premier LP (a)	51,965	56,018	232,683	153,735
Income tax expense	6,514	9,543	134,788	41,257
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(88)	—	140	—
Non-GAAP adjusted fully distributed income before income taxes	119,605	106,534	323,162	302,818
Income tax expense on fully distributed income before income taxes (f)	46,646	42,614	126,033	121,127
Non-GAAP Adjusted Fully Distributed Net Income	$72,959	$63,920	$197,129	$181,691

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic earnings per share	50,525	44,716	49,051	41,329
Potentially dilutive shares	465	2,465	446	2,172
Conversion of Class B common units	88,892	97,837	91,875	102,057
Weighted average fully distributed shares outstanding - diluted	139,882	145,018	141,372	145,558

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.1 million for both the three months ended March 31, 2017 and 2016 and $0.4 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.

(c)
Represents adjustment to tax receivable agreement liability for an increase in income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during each of the nine months ended March 31, 2017 and 2016.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)
Includes $11.6 million and $17.2 million purchase accounting adjustments to Adjusted EBITDA during the three and nine months ended March 31, 2017, respectively, related to our acquisition of Innovatix and Essensa on December 2, 2016, and non-cash adjustments to deferred revenue of previously acquired entities of $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.

(f)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three and nine months ended March 31, 2017 and 2016, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred during the three months ended September 30, 2016.

The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Earnings (loss) per share attributable to stockholders	$(1.58)	$6.71	$6.59	$17.34
Adjustment of redeemable limited partners' capital to redemption amount	1.98	(6.36)	(5.04)	(16.59)
Impact of additions:
Net income attributable to non-controlling interest in Premier LP (a)	1.03	1.25	4.74	3.72
Income tax expense	0.13	0.21	2.75	1.00
Amortization of purchased intangible assets	0.28	0.20	0.70	0.58
Stock-based compensation (b)	0.14	0.26	0.40	0.90
Acquisition related expenses	0.09	0.06	0.23	0.28
Strategic and financial restructuring expenses	—	—	—	0.01
Adjustment to tax receivable agreement liability (c)	0.05	—	(0.06)	(0.12)
ERP implementation expenses (d)	—	0.03	0.04	0.08
Acquisition related adjustment - revenue (e)	0.23	0.02	0.36	0.13
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(4.18)	—
Loss on disposal of long-lived assets	0.01	—	0.05	—
Impact of corporation taxes (f)	(0.92)	(0.95)	(2.57)	(2.93)
Impact of increased share count (g)	(0.92)	(0.99)	(2.62)	(3.15)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.52	$0.44	$1.39	$1.25

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

(b)
In addition to non-cash employee stock-based compensation expense, includes stock purchase plan expense of $0.1 million for both the three months ended March 31, 2017 and 2016 and $0.4 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.

(c)
Represents adjustment to tax receivable agreement liability for an increase in income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during each of the nine months ended March 31, 2017 and 2016.

(d)	Represents implementation and other costs associated with the implementation of an ERP system.

(e)
Includes $11.6 million and $17.2 million purchase accounting adjustments to Adjusted EBITDA during the three and nine months ended March 31, 2017, respectively, related to our acquisition of Innovatix and Essensa on December 2, 2016, and non-cash adjustments to deferred revenue of previously acquired entities of $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.

(f)
Reflects income tax expense at an estimated effective income tax rate of 39% and 40% of Non-GAAP adjusted fully distributed income before income taxes for the three and nine months ended March 31, 2017 and 2016, respectively. The decrease in the estimated effective income tax rate is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred during the three months ended September 30, 2016.

(g)	Reflects impact of increased share counts assuming the conversion of all Class B common units and dilutive shares into shares of Class A common stock.

Net Revenue
The following table summarizes our net revenue for the three and nine months ended March 31, 2017 and 2016, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
Net Revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Net administrative fees	$143,915	38%	$131,270	44%	$398,962	38%	$369,952	43%
Other services and support	3,116	1%	1,104	—%	5,962	1%	2,963	—%
Services	147,031	39%	132,374	44%	404,924	39%	372,915	43%
Products	138,132	36%	80,010	27%	386,639	36%	239,107	28%
Total Supply Chain Services	285,163	75%	212,384	71%	791,563	75%	612,022	71%
Performance Services	94,640	25%	86,285	29%	260,012	25%	249,151	29%
Net revenue	$379,803	100%	$298,669	100%	$1,051,575	100%	$861,173	100%
Total net revenue increased $81.1 million, or 27%, from the three months ended March 31, 2016 to 2017, and increased $190.4 million, or 22%, from the nine months ended March 31, 2016 to 2017.
Supply Chain Services
Supply chain services segment net revenue increased $72.8 million, or 34%, from the three months ended March 31, 2016 to 2017, and increased $179.6 million, or 29% from the nine months ended March 31, 2016 to 2017.
Net administrative fees revenue in our supply chain services segment increased $12.6 million, or 10%, from the three months ended March 31, 2016 to 2017 and increased $29.0 million, or 8%, from the nine months ended March 31, 2016 to 2017. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016, during the three and nine months ended March 31, 2017. Additionally, during the nine months ended March 31, 2017, further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio contributed to the increase. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our supply chain services segment increased $58.1 million, or 73%, from the three months ended March 31, 2016 to 2017 and increased $147.5 million, or 62%, from the nine months ended March 31, 2016 to 2017. The increases were primarily driven by revenues from our Acro Pharmaceuticals acquisition during the three and nine months ended March 31, 2017, and increased sales of direct sourcing products, partially offset by decreases in certain limited distribution drug sales, including Hepatitis C pharmaceuticals. Growth in product revenue was impacted by the competitive environment, adoption of new therapies and expansion of access for certain limited distribution drugs. However, we expect our direct sourcing and integrated pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Performance Services
Performance services segment net revenue increased $8.3 million, or 10%, from the three months ended March 31, 2016 to 2017 and increased $10.8 million, or 4%, from the nine months ended March 31, 2016 to 2017, primarily due to growth in ambulatory regulatory reporting and cost management services. Additionally, during the nine months ended March 31, 2017, government services revenue contributed to the increase.
Net revenue in the performance services segment continues to be impacted by the uncertain and competitive environment. Similarly, growth in advisory services was limited due to some larger engagement opportunities that require more complex and lengthy sales processes, involve longer implementations once secured and in some cases result in longer term revenue recognition due to performance-based fees.
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
Cost of Revenue
The following table summarizes our cost of revenue for the three and nine months ended March 31, 2017 and 2016, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
Cost of revenue:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services
Services	$1,486	—%	$719	—%	$3,967	—%	$2,053	—%
Products	129,929	35%	71,408	24%	356,900	34%	214,512	25%
Total Supply Chain Services	131,415	35%	72,127	24%	360,867	34%	216,565	25%
Performance Services
Services	45,833	12%	39,966	14%	130,898	13%	117,248	14%
Total Performance Services	45,833	12%	39,966	14%	130,898	13%	117,248	14%
Total cost of revenue	$177,248	47%	$112,093	38%	$491,765	47%	$333,813	39%
Cost of revenue increased $65.1 million, or 58%, from the three months ended March 31, 2016 to 2017 and increased $158.0 million, or 47%, from the nine months ended March 31, 2016 to 2017. Cost of product revenue increased $58.5 million, or 82%, from the three months ended March 31, 2016 to 2017 and increased $142.4 million, or 66%, from the nine months ended March 31, 2016 to 2017 primarily due to our Acro Pharmaceuticals acquisition and higher costs related to an increase in direct sourcing revenue. Cost of service revenue increased $6.6 million, or 16%, from the three months ended March 31, 2016 to 2017 and increased $15.6 million, or 13%, from the nine months ended March 31, 2016 to 2017 primarily due to higher salary and benefits expense resulting from increased staffing to support our continued growth, increases in depreciation expense related to capitalized software resulting from increased capitalization of labor, and higher consulting costs for certain projects.
Supply Chain Services
Cost of revenue for the supply chain services segment increased $59.3 million, or 82%, from the three months ended March 31, 2016 to 2017 and increased $144.3 million, or 67%, from the nine months ended March 31, 2016 to 2017. The increase is primarily attributable to incremental cost of revenue related to our Acro Pharmaceuticals acquisition during the three and nine months ended March 31, 2017, in addition to increases in cost of product revenue related to higher direct sourcing sales. We expect our cost of product revenue to increase as we sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program.
Performance Services
Cost of revenue for the performance services segment increased $5.8 million, or 15%, from the three months ended March 31, 2016 to 2017 and increased $13.7 million, or 12%, from the nine months ended March 31, 2016 to 2017. The increase is primarily attributable to higher salaries and benefits expenses due to increased staffing to support growth, depreciation expense resulting from increased capitalization of labor related to capitalized software, and higher consulting costs for certain projects. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications, and expand into new product offerings.

Operating Expenses
The following table summarizes our operating expenses for the three and nine months ended March 31, 2017 and 2016, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
Operating expenses:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$108,668	28%	$101,898	34%	$296,833	29%	$288,120	33%
Research and development	755	—%	1,180	—%	2,328	—%	2,060	—%
Amortization of purchased intangible assets	14,080	4%	8,740	3%	34,440	3%	24,058	3%
Total operating expenses	$123,503	32%	$111,818	37%	$333,601	32%	$314,238	36%
Operating expenses by segment:
Supply Chain Services	$47,067	12%	$29,850	10%	$119,980	12%	$86,053	10%
Performance Services	34,354	9%	37,816	13%	104,078	10%	110,885	13%
Corporate	42,082	11%	44,152	14%	109,543	10%	117,300	13%
Total operating expenses	$123,503	32%	$111,818	37%	$333,601	32%	$314,238	36%
Selling, General and Administrative
Selling, general and administrative expenses increased $6.8 million, or 7%, from the three months ended March 31, 2016 to 2017, and increased $8.7 million, or 3%, from the nine months ended March 31, 2016 to 2017, driven by higher salaries and benefits expenses due to increased staffing to support growth and acquisitions in addition to higher acquisition costs, partially offset by a decrease in stock-based compensation primarily related to vesting of certain IPO-related performance based awards during the prior year.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses decreased $0.4 million, or 33%, from the three months ended March 31, 2016 to 2017 and increased $0.2 million, or 10%, from the nine months ended March 31, 2016 to 2017. Including capitalized labor, total research and development expenditures were $11.3 million for the three months ended March 31, 2017, a decrease of $1.5 million from $12.8 million for the three months ended March 31, 2016, and were $46.0 million for the nine months ended March 31, 2017, an increase of $2.1 million from $43.9 million for the nine months ended March 31, 2016. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $5.4 million, or 62%, from the three months ended March 31, 2016 to 2017 and increased $10.3 million, or 43%, from the nine months ended March 31, 2016 to 2017. The increase was primarily a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with recent and future potential acquisitions.
Supply Chain Services
Operating expenses in the supply chain services segment increased $17.2 million, or 58%, from the three months ended March 31, 2016 to 2017 and increased $33.9 million, or 39%, from the nine months ended March 31, 2016 to 2017. The increases were due to higher salaries and benefits expenses due to increased staffing to support growth and acquisitions, higher acquisition costs and increased intangible asset amortization due to intangible assets purchased in the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa.
Performance Services
Operating expenses in the performance services segment decreased $3.4 million, or 9%, from the three months ended March 31, 2016 to 2017 primarily due to a decrease in bad debt expense driven by recovery of past due amounts. Operating expenses in the performance services segment decreased $6.8 million, or 6%, from the nine months ended March 31, 2016 to 2017 primarily due to reduced acquisition costs and gains recorded in the current period related to changes in the fair value of earn-out liabilities recorded in connection with our prior acquisition of InFlow Health, LLC, partially offset by additional amortization of purchased intangible assets related to previous acquisitions and increased salaries and benefits expenses due to staffing to support growth and acquisitions.
Corporate
Corporate expenses decreased $2.1 million, or 5%, from the three months ended March 31, 2016 to 2017 and decreased $7.8 million, or 7%, from the nine months ended March 31, 2016 to 2017. These decreases were primarily driven by a decrease in stock-based compensation expense due to vesting of certain IPO-related awards during the prior year, partially offset by increased salaries and benefits expenses due to staffing to support growth and acquisitions.
Other Non-Operating Income and Expense
Other Income (Expense), Net
Other income (expense), net decreased $6.7 million from the three months ended March 31, 2016 to 2017 primarily due to a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix during the prior quarter, we no longer account for our ownership using the equity method. Other income (expense), net increased $204.6 million from the nine months ended March 31, 2016 to 2017, primarily due to the one-time $204.8 million gain recognized during the three months ended December 31, 2016 from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition (see Note 3 - Business Acquisitions for more information).
Income Tax Expense
Income tax expense decreased $3.0 million from the three months ended March 31, 2016 to 2017 and increased $93.5 million from the nine months ended March 31, 2016 to 2017. Our effective tax rates were 8% and 12% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate is primarily attributable to a deferred tax benefit recognized in connection with an increase in income apportioned to California. Our effective tax rates were 30% and 18% for the nine months ended March 31, 2017 and 2016, respectively. The increase in the effective tax rate is primarily attributable to deferred tax expense related to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of the remainder of Innovatix and corresponding partnership income and basis differences in Premier LP at the Company. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $4.0 million, or 7%, from the three months ended March 31, 2016 to 2017 driven by a decrease in non-controlling interest in Premier LP from approximately 74% at March 31, 2016 to approximately 64% at March 31, 2017 primarily as a result of the completion of quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital). Net income attributable to non-controlling interest increased $79.0 million, or 51%, from the nine months ended March 31, 2016 to 2017 due to an increase in Premier LP net income primarily driven by increased revenues, partially offset by the decrease in non-controlling ownership interest percentage in Premier LP.
Non-GAAP Adjusted EBITDA
The following table summarizes our Non-GAAP Adjusted EBITDA for the three and nine months ended March 31, 2017 and 2016, indicated both in dollars (in thousands) and as a percentage of net revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
Non-GAAP Adjusted EBITDA by segment:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Supply Chain Services	$127,898	34%	$118,704	40%	$364,224	35%	$329,642	38%
Performance Services	36,535	9%	30,771	10%	87,449	8%	90,158	11%
Total Segment Adjusted EBITDA	164,433	43%	149,475	50%	451,673	43%	419,800	49%
Corporate	(27,709)	(7)%	(29,546)	(10)%	(82,167)	(8)%	(78,819)	(9)%
Total Adjusted EBITDA	$136,724	36%	$119,929	40%	$369,506	35%	$340,981	40%

Segment Adjusted EBITDA for the supply chain services segment increased $9.2 million, or 8%, from the three months ended March 31, 2016 to 2017 and increased $34.6 million, or 10%, from the nine months ended March 31, 2016 to 2017, primarily as a result of growth in net administrative fees revenue and contributions related to the Innovatix and Essensa acquisition, including net administrative fees revenue and a Non-GAAP revenue adjustment, partially offset by increased selling, general and administrative expenses resulting from higher salaries and benefits expenses related to acquisitions and a reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix during the prior quarter. Additionally, during the nine months ended March 31, 2017, Segment Adjusted EBITDA for the supply chain services segment was increased as a result of earnings from our FFF equity investment.
Segment Adjusted EBITDA for the performance services segment increased $5.7 million, or 19%, from the three months ended March 31, 2016 to 2017 driven by an increase in other services and support revenue and a decrease in selling, general and administrative expenses driven by reduced bad debt expense, partially offset by an increase in cost of sales primarily related to higher labor and consulting costs for particular contracts and increases in salary and benefits expense due to an increase in headcount. Segment Adjusted EBITDA for the performance services segment decreased $2.8 million, or 3%, from the nine months ended March 31, 2016 to 2017 primarily related to a higher rate of increase in cost of sales than the rate of increase in revenue due to requirements for certain contracts.
Adjusted EBITDA at the corporate level remained relatively flat from the three months ended March 31, 2016 to 2017, increasing $1.8 million, or 6%, and decreased $3.4 million, or 4%, from the nine months ended March 31, 2016 to 2017. The year-to-date decrease was driven by increased selling, general and administrative expenses resulting from higher incremental corporate infrastructure costs due to growth and the current year acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
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
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, settlement of Class B common unit exchanges under the Exchange Agreement (to the extent settled in cash), acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases. Prior to the Reorganization and IPO, the vast majority of our excess cash had been distributed to our member owners.

As of March 31, 2017 and June 30, 2016, we had cash and cash equivalents totaling $236.2 million and $248.8 million respectively. As of March 31, 2017, there were no marketable securities outstanding, and as of June 30, 2016, marketable securities with maturities ranging from three months to five years totaled $47.9 million. The marketable securities held at June 30, 2016 were liquidated in order to help fund the equity investment in FFF on July 26, 2016 and the acquisition of Acro Pharmaceuticals on August 23, 2016. During the nine months ended March 31, 2017, the Company utilized $425.0 million of the Credit Facility, including approximately $325.0 million to fund the acquisition price of Innovatix and Essensa, approximately $50.0 million to fund the cash settlement portion of the October 31, 2016 Class B common unit exchange under the Exchange Agreement, and the remainder to fund general corporate activities. During the nine months ended March 31, 2017, the Company repaid $57.5 million of borrowings under the Credit Facility. On April 10, 2017, the Company repaid $97.5 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, settlement of Class B common unit exchanges under the Exchange Agreement (to the extent settled in cash) and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the nine months ended March 31, 2017 and 2016
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$274,211	$270,937
Investing activities	(447,181)	(161,131)
Financing activities	160,371	(17,944)
Net increase (decrease) in cash	$(12,599)	$91,862
Net cash provided by operating activities increased $3.3 million from the nine months ended March 31, 2016 to 2017 primarily driven by an increase in net administrative fees partially offset by increased selling, general and administrative expenses and increased outflows in the current year related to working capital needs.
Net cash used in investing activities increased $286.1 million from the nine months ended March 31, 2016 to 2017 driven by a $319.6 million reduction in proceeds from the sale of marketable securities, $65.7 million cash paid for our investment in FFF in July 2016, and a reduction in distributions received from equity investments of $10.5 million driven by the acquisition of the remaining 50% ownership of Innovatix in December 2016. These items were partially offset by a reduction in total cash outflows for business acquisitions from $468.6 million in the prior period to $384.2 million in the current period, in addition to a $19.2 million reduction in cash outflows for the purchase of marketable securities as compared to the prior period as we did not purchase any marketable securities during the current period.
Net cash provided by financing activities was $160.4 million for the nine months ended March 31, 2017 compared to $17.9 million use of cash in financing activities for the nine months ended March 31, 2016. The $178.3 million increase in cash provided by financing activities was driven by $367.5 million of borrowings, net of payments, under the Credit Facility in the current period compared to $50.0 million in the prior period. This increase was partially offset by $123.3 million of cash used to settle a portion of the exchange of Class B units by member owners on October 31, 2016 and $17.6 million in additional cash used to repurchase vested restricted stock units, under our equity incentive plan, for employee tax-withholding.

Discussion of Non-GAAP Free Cash Flow
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and tax receivable agreement payments to limited partners and purchases of property and equipment. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$274,211	$270,937
Purchases of property and equipment	(51,892)	(54,684)
Distributions to limited partners of Premier LP	(67,363)	(67,965)
Non-GAAP Free Cash Flow	$154,956	$148,288
Non-GAAP Free Cash Flow increased $6.7 million from the nine months ended March 31, 2016 to 2017 primarily driven by an increase in net administrative fees and reduced capital expenditures, partially offset by increased selling, general and administrative expenses and increased outflows in the current year related to working capital needs. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At March 31, 2017, we had commitments of $16.1 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 8 - Debt in the accompanying condensed consolidated financial statements for more information.
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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2017, the interest rate for three-month Eurodollar Loans was 2.275% and the interest rate for the Base Rate Loans was 4.125%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, settlements of Class B unit exchanges under the Exchange Agreement (to the extent settled in cash) and other general corporate activities. The Company borrowed $425.0 million under the Credit Facility and repaid $57.5 million of borrowings under the Credit Facility during the nine months ended March 31, 2017. The outstanding borrowings were classified as current liabilities in the condensed consolidated balance sheets as they were due within one year of the balance sheet date. However, they may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. On April 10, 2017, the Company repaid $97.5 million of borrowings under the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2016 Annual Report. See also Note 8 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.
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
The Company had TRA liabilities of $347.4 million and $279.7 million at March 31, 2017 and June 30, 2016, respectively. TRA liabilities increased by $67.7 million primarily due to $70.8 million of liabilities incurred in connection with quarterly member owner exchanges during the nine months ended March 31, 2017.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of Innovatix, Essensa and Acro Pharmaceuticals, which were acquired during the nine months ended March 31, 2017 and are included in our condensed consolidated financial statements as of March 31, 2017 and for the period from the respective acquisition dates through March 31, 2017. The aggregate assets of Acro Pharmaceuticals and Innovatix and Essensa represented less than 1% of our total assets as of March 31, 2017. The net revenue generated by Innovatix and Essensa represented approximately 3% and 1% of our net revenue for the three and nine months ended March 31, 2017, respectively. Acro Pharmaceuticals represented approximately 14% and 13% of our net revenue for the three and nine months ended March 31, 2017, respectively.
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
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended March 31, 2017, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2016 Annual Report, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

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

PREMIER, INC.

Date:	May 9, 2017	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.