Form 10-Q/A
period 2016-12-31
Premier, Inc.
filed 2017-08-22
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") is being filed in order to reflect the adjustments set forth below to adjust Premier Inc.'s ("Premier" or the "Company") income tax accounting for the December 2, 2016 acquisition of the remaining 50% ownership interest of Innovatix, LLC not previously owned by the Company. This Amendment No. 1 amends and restates in their entirety the following items of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, originally filed with the Securities and Exchange Commission ("SEC") on February 7, 2017 (the "Original Form 10-Q"):

•	Part I. Financial Information:

◦	Item 1. Financial Statements;

◦	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

◦	Item 4. Controls and Procedures.

•	Part II. Other Information - Item 6. Exhibits.
The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.
No other sections were changed, but for the convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, the Company's Original Form 10-Q. This Amendment No. 1 is presented as of the filing date of the Original Form 10-Q and does not modify or update disclosures in any way other than as required to reflect the restatement described below. Readers should refer to the documents the Company has filed with or furnished to the SEC subsequent to the date of the Company's Original Form 10-Q for updated information.
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc., held a 50% ownership interest in Innovatix, LLC, which was accounted for under the equity method and classified as a partnership for tax purposes. On December 2, 2016, the Company acquired the remaining 50% ownership interest of Innovatix, LLC. In connection with the acquisition, the Company’s historical 50% investment was remeasured under business combination accounting rules to fair value, resulting in a one-time gain of $204.8 million. At the time of the acquisition, a deferred tax liability of $95.8 million and a corresponding net deferred income tax expense of $95.8 million associated with the one-time gain were recorded by the Company. The Company has determined that a portion of the deferred tax liability and a portion of the deferred tax expense associated with the $204.8 million gain should not have been recorded.
Accordingly, the Company determined it necessary to adjust the Original Form 10-Q to remove the incorrectly recorded deferred tax liability and instead record deferred tax liabilities associated with the book and tax bases differences of the individual assets acquired and liabilities assumed. Based on the Company’s determination, the net effect of this adjustment increased goodwill by $43.9 million, decreased deferred tax liabilities by $34.1 million, decreased deferred tax assets by $10.5 million and decreased income tax expense by $67.5 million as of and for the three months ended December 31, 2016. Correspondingly, net income has been adjusted higher by $67.5 million for the three and six months ended December 31, 2016.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2016	June 30, 2016
	(Restated)
Assets
Cash and cash equivalents	$218,892	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $3,725 and $1,981 allowance for doubtful accounts, respectively)	181,083	144,424
Inventory	65,690	29,121
Prepaid expenses and other current assets	45,674	19,646
Due from related parties	2,611	3,123
Total current assets	513,950	462,890
Marketable securities	—	30,130
Property and equipment (net of $288,565 and $265,751 accumulated depreciation, respectively)	180,408	174,080
Intangible assets (net of $71,230 and $50,870 accumulated amortization, respectively)	411,343	158,217
Goodwill	906,867	537,962
Deferred income tax assets	452,141	422,849
Deferred compensation plan assets	38,306	39,965
Investments in unconsolidated affiliates	98,795	16,800
Other assets	14,344	12,490
Total assets	$2,616,154	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$70,163	$46,003
Accrued expenses	60,036	56,774
Revenue share obligations	69,183	63,603
Limited partners' distribution payable	22,733	22,493
Accrued compensation and benefits	42,090	60,425
Deferred revenue	52,156	54,498
Current portion of tax receivable agreements	13,912	13,912
Current portion of long-term debt	338,505	5,484
Deferred purchase price payable, acquisition of Innovatix, LLC and Essensa Ventures, LLC	97,500	—
Other liabilities	25,417	2,871
Total current liabilities	791,695	326,063
Long-term debt, less current portion	6,999	13,858
Tax receivable agreements, less current portion	309,380	265,750
Deferred compensation plan obligations	38,306	39,965

	December 31, 2016	June 30, 2016
	(Restated)
Deferred tax liabilities	50,243	—
Other liabilities	46,262	23,978
Total liabilities	1,242,885	669,614

Redeemable limited partners' capital	2,720,009	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 50,155,907 and 45,995,528 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	502	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 89,761,541 and 96,132,723 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,347,242)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,346,740)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,616,154	$1,855,383
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Net revenue:
Net administrative fees	$129,071	$120,733	$255,047	$238,682
Other services and support	87,051	89,620	168,218	164,725
Services	216,122	210,353	423,265	403,407
Products	142,378	81,316	248,507	159,097
Net revenue	358,500	291,669	671,772	562,504
Cost of revenue:
Services	44,856	40,492	87,546	78,616
Products	131,158	72,105	226,971	143,104
Cost of revenue	176,014	112,597	314,517	221,720
Gross profit	182,486	179,072	357,255	340,784
Operating expenses:
Selling, general and administrative	95,927	99,284	188,165	186,222
Research and development	767	424	1,573	880
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Operating expenses	107,845	108,979	210,098	202,420
Operating income	74,641	70,093	147,157	138,364
Remeasurement gain attributable to acquisition of Innovatix, LLC	204,833	—	204,833	—
Equity in net income of unconsolidated affiliates	5,127	4,785	14,706	9,375
Interest and investment income (loss), net	(857)	(937)	(1,009)	(696)
Loss on disposal of long-lived assets	—	—	(1,518)	—
Other income (expense), net	(131)	(272)	875	(2,081)
Other income, net	208,972	3,576	217,887	6,598
Income before income taxes	283,613	73,669	365,044	144,962
Income tax expense	37,429	12,674	60,765	31,714
Net income	246,184	60,995	304,279	113,248
Net income attributable to non-controlling interest in Premier LP	(181,173)	(49,817)	(230,774)	(97,717)
Adjustment of redeemable limited partners' capital to redemption amount	335,264	(65,561)	397,072	401,240
Net income (loss) attributable to stockholders	$400,275	$(54,383)	$470,577	$416,771

Weighted average shares outstanding:
Basic	49,445	41,575	48,330	39,655
Diluted	141,308	41,575	142,133	145,927

Earnings (loss) per share attributable to stockholders:
Basic	$8.10	$(1.31)	$9.74	$10.51
Diluted	$1.50	$(1.31)	$1.75	$0.60
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Net income	$246,184	$60,995	$304,279	$113,248
Net unrealized gain (loss) on marketable securities	—	143	128	(509)
Total comprehensive income	246,184	61,138	304,407	112,739
Less: Comprehensive income attributable to non-controlling interest	(181,173)	(49,916)	(230,859)	(97,359)
Comprehensive income attributable to Premier, Inc.	$65,011	$11,222	$73,548	$15,380
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six months ended December 31, 2016
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit (Restated)
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	3,338	33	(3,338)	—	107,180	—	—	107,213
Exchange of Class B units for cash by member owners	—	—	(3,033)	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	28,286	—	—	28,286
Issuance of Class A common stock under equity incentive plan	781	8	—	—	2,901	—	—	2,909
Issuance of Class A common stock under employee stock purchase plan	41	1	—	—	1,255	—	—	1,256
Stock-based compensation expense	—	—	—	—	12,066	—	—	12,066
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,629)	—	—	(17,629)
Net income	—	—	—	—	—	304,279	—	304,279
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(230,774)	—	(230,774)
Net unrealized loss on marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(134,059)	531,131	—	397,072
Balance at December 31, 2016 (restated)	50,156	$502	89,762	$—	$—	$(1,347,242)	$—	$(1,346,740)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended December 31,
	2016	2015
	(Restated)
Operating activities
Net income	$304,279	$113,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,576	39,382
Equity in net income of unconsolidated affiliates	(14,706)	(9,375)
Deferred income taxes	48,705	21,331
Stock-based compensation	12,066	25,022
Adjustment to tax receivable agreement liability	(5,722)	(4,818)
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—
Loss on disposal of long-lived assets	1,518	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(11,888)	(26,245)
Other assets	274	(10,853)
Inventories	(31,832)	2,814
Accounts payable, accrued expenses and other current liabilities	(4,136)	(12,376)
Long-term liabilities	(4,100)	(3,943)
Other operating activities	163	540
Net cash provided by operating activities	138,364	134,727
Investing activities
Purchase of marketable securities	—	(19,211)
Proceeds from sale of marketable securities	48,013	339,674
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	(222,217)	—
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC, net of cash acquired	(68,745)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	(64,634)
Acquisition of InFlow Health, LLC	—	(6,088)
Investment in unconsolidated affiliates	(65,660)	(1,000)
Distributions received on equity investment	6,550	11,743
Purchases of property and equipment	(34,325)	(38,882)
Other investing activities	26	(5)
Net cash used in investing activities	(336,358)	(176,664)
Financing activities
Payments made on notes payable	(1,338)	(1,336)
Proceeds from credit facility	327,500	150,000
Payments on credit facility	—	(50,000)
Proceeds from exercise of stock options under equity incentive plan	2,909	237
Proceeds from issuance of Class A common stock under stock purchase plan	1,256	1,302
Repurchase of vested restricted units for employee tax-withholding	(17,629)	(46)
Settlement of exchange of Class B units by member owners	(99,999)	—
Final remittance of net income attributable to former S2S Global minority shareholder	—	(1,890)

	Six months ended December 31,
	2016	2015
	(Restated)
Distributions to limited partners of Premier LP	(44,630)	(45,461)
Other financing activities	—	19
Net cash provided by financing activities	168,069	52,825
Net increase (decrease) in cash and cash equivalents	(29,925)	10,888
Cash and cash equivalents at beginning of year	248,817	146,522
Cash and cash equivalents at end of period	$218,892	$157,410

Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in additional paid-in-capital and accumulated deficit	$(397,072)	$(401,240)
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchanges by member owners	$(107,213)	$(209,549)
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$(44,870)	$(22,505)
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,074	$3,374
Increase in deferred tax assets related to quarterly exchanges by member owners	$77,638	$76,504
Increase in tax receivable agreement liability related to quarterly exchanges by member owners	$49,352	$56,609
Increase in additional paid-in capital related to quarterly exchanges by member owners	$28,286	$20,479
Reduction in deferred tax assets related to departed member owners	$—	$383
Payable to member owners incurred upon repurchase of ownership interest	$—	$552
Reduction in tax receivable agreement liability related to departed member owners	$—	$967
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
The assets and liabilities of Premier LP at December 31, 2016 (restated) and June 30, 2016 consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
	(Restated)
Assets
Current	$445,013	$423,969
Noncurrent	1,650,063	973,741
Total assets of Premier LP	$2,095,076	$1,397,710

Liabilities
Current	$803,728	$380,001
Noncurrent	137,921	74,709
Total liabilities of Premier LP	$941,649	$454,710
Net income attributable to Premier LP was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Premier LP net income	$281,629	$70,495	$355,974	$135,447
Premier LP's cash flows for the six months ended December 31, 2016 (restated) and 2015 consisted of the following (in thousands):

	Six months ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$121,731	$148,405
Investing activities	(336,358)	(180,773)
Financing activities	159,533	34,879
Net increase (decrease) in cash and cash equivalents	(55,094)	2,511
Cash and cash equivalents at beginning of year	210,048	126,662
Cash and cash equivalents at end of period	$154,954	$129,173
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
Restatement of Previously Reported Financial Information
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held a 50% ownership interest in Innovatix, LLC ("Innovatix"), which was accounted for under the equity method and classified as a partnership for tax purposes. On December 2, 2016, the Company acquired the remaining 50% ownership interest of Innovatix. In connection with the acquisition, the Company’s historical 50% investment was remeasured under business combination accounting rules to fair value, resulting in a one-time gain of $204.8 million. At the time of the acquisition, a deferred tax liability of $95.8 million and a corresponding deferred income tax expense of $95.8 million associated with the one-time gain were recorded by the Company and are reflected in the previously issued financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, originally filed with the Securities and Exchange Commission ("SEC") on February 7, 2017 (the "Original Form 10-Q").
Subsequent to the issuance of the financial statements included in the Company's Original Form 10-Q, the Company adjusted its income tax accounting for this acquisition. The Company determined that a portion of the deferred tax liability and a portion of the deferred tax expense associated with the $204.8 million gain that were reflected in the previously issued financial statements should not have been recorded. Accordingly, the Company determined it necessary to adjust the Original Form 10-Q to restate the previously recorded deferred tax liability and deferred income tax expense, and record deferred tax liabilities associated with the book and tax bases differences of the individual assets acquired and liabilities assumed.

The impact of these changes on selected financial amounts within the accompanying condensed consolidated financial statements is summarized below:

	December 31, 2016
Condensed Consolidated Balance Sheet	Previously Reported	Effect of Restatement	Restated
Assets:
Goodwill	$862,939	$43,928	$906,867
Deferred income tax assets	$462,658	$(10,517)	$452,141
Total assets	$2,582,743	$33,411	$2,616,154

Liabilities and stockholders' deficit:
Deferred tax liabilities	$84,341	$(34,098)	$50,243
Total liabilities	$1,276,983	$(34,098)	$1,242,885
Accumulated deficit	$(1,414,751)	$67,509	$(1,347,242)
Total stockholders' deficit	$(1,414,249)	$67,509	$(1,346,740)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,582,743	$33,411	$2,616,154

	Three months ended December 31, 2016
Condensed Consolidated Statements of Income	Previously Reported	Effect of Restatement	Restated
Income tax expense	$104,938	$(67,509)	$37,429
Net income	$178,675	$67,509	$246,184
Net income attributable to non-controlling interest in Premier LP	$(131,117)	$(50,056)	$(181,173)
Adjustment of redeemable limited partners' capital to redemption amount	$285,208	$50,056	$335,264
Net income attributable to stockholders	$332,766	$67,509	$400,275

Earnings per share attributable to stockholders:
Basic	$6.73	$1.37	$8.10
Diluted	$1.09	$0.41	$1.50

	Six months ended December 31, 2016
Condensed Consolidated Statements of Income	Previously Reported	Effect of Restatement	Restated
Income tax expense	$128,274	$(67,509)	$60,765
Net income	$236,770	$67,509	$304,279
Net income attributable to non-controlling interest in Premier LP	$(180,718)	$(50,056)	$(230,774)
Adjustment of redeemable limited partners' capital to redemption amount	$347,016	$50,056	$397,072
Net income attributable to stockholders	$403,068	$67,509	$470,577

Earnings per share attributable to stockholders:
Basic	$8.34	$1.40	$9.74
Diluted	$1.35	$0.40	$1.75

	Three months ended December 31, 2016
Condensed Consolidated Statements of Comprehensive Income	Previously Reported	Effect of Restatement	Restated
Net income	$178,675	$67,509	$246,184
Comprehensive income attributable to non-controlling interest	$(131,117)	$(50,056)	$(181,173)
Comprehensive income attributable to Premier, Inc.	$47,558	$17,453	$65,011

	Six months ended December 31, 2016
Condensed Consolidated Statements of Comprehensive Income	Previously Reported	Effect of Restatement	Restated
Net income	$236,770	$67,509	$304,279
Comprehensive income attributable to non-controlling interest	$(180,803)	$(50,056)	$(230,859)
Comprehensive income attributable to Premier, Inc.	$56,095	$17,453	$73,548

	Six months ended December 31, 2016
Condensed Consolidated Statement of Stockholders' Deficit	Previously Reported	Effect of Restatement	Restated
Net income	$236,770	$67,509	$304,279
Net income attributable to non-controlling interest in Premier LP	$(180,718)	$(50,056)	$(230,774)
Accumulated deficit - Adjustment of redeemable limited partners' capital to redemption amount	$481,075	$50,056	$531,131
Total stockholders' deficit - Adjustment of redeemable limited partners' capital to redemption amount	$347,016	$50,056	$397,072
Total accumulated deficit (a)	$(1,414,751)	$67,509	$(1,347,242)
Total stockholders' deficit (a)	$(1,414,249)	$67,509	$(1,346,740)

	Six months ended December 31, 2016
Condensed Consolidated Statements of Cash Flows	Previously Reported	Effect of Restatement	Restated
Net income	$236,770	$67,509	$304,279
Deferred income taxes	$116,214	$(67,509)	$48,705

(a)	Balances presented as of December 31, 2016.
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
(3) BUSINESS ACQUISITIONS
Acquisition of Innovatix, LLC and Essensa Ventures, LLC
Prior to December 2, 2016, the Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix, LLC ("Innovatix") (see Note 4 - Investments). On December 2, 2016, the Company, through PSCI, acquired from GNYHA Holdings, LLC (see Note 14 - Related Party Transactions) the remaining 50% ownership interest of Innovatix and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") for $325.0 million, of which $227.5 million in cash was paid at closing and $97.5 million, included in deferred purchase price payable in the condensed consolidated balance sheets, was paid on January 10, 2017.
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
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 6 - Intangible Assets, Net) acquired and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $331.2 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects a portion of the goodwill to be deductible for tax purposes.

The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value (Restated)
Cash paid at closing	$227,500
Deferred purchase price	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Estimated working capital settlement	1,106
Total consideration paid	350,752
Cash acquired	(16,267)
Net consideration	334,485
50% ownership interest in Innovatix	218,044
Payable to Innovatix and Essensa	(5,765)
Enterprise value	546,764

Accounts receivable	23,458
Prepaid expenses and other current assets	686
Fixed assets, net	2,064
Intangible assets	246,906
Total assets acquired	273,114
Accrued expenses	5,954
Revenue share obligations	6,937
Other current liabilities	694
Total liabilities assumed	13,585
Deferred tax liability	43,928
Goodwill	$331,163
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
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments (b)	Total
June 30, 2016	$31,765	$506,197	$—	$537,962
Acro Pharmaceuticals (a)	39,850	—	(2,108)	37,742
Innovatix and Essensa (restated) (a)	331,163	—	—	331,163
December 31, 2016 (restated)	$402,778	$506,197	$(2,108)	$906,867

(a)	See Note 3 - Business Acquisitions for more information.

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
Redeemable limited partners' capital represents the member owners' 64% ownership of Premier LP through their ownership of Class B common units at December 31, 2016. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded in the mezzanine section of the accompanying condensed consolidated balance sheets at December 31, 2016 and June 30, 2016 at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2016 and 2015, the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $397.1 million (restated) and $401.2 million, respectively.
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

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	1,074	—	—	1,074
Net income attributable to non-controlling interest in Premier LP (restated)	—	230,774	—	230,774
Distributions to limited partners	—	(44,870)	—	(44,870)
Net unrealized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(107,213)	—	(107,213)
Exchange of Class B common units for cash by member owners	—	(99,999)	—	(99,999)
Adjustment to redemption amount (restated)	—	(397,072)	—	(397,072)
December 31, 2016	$(5,152)	$2,725,161	$—	$2,720,009
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

The following table provides a reconciliation of the numerator and denominator used for basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$400,275	$(54,383)	$470,577	$416,771

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$400,275	$(54,383)	$470,577	$416,771
Adjustment of redeemable limited partners' capital to redemption amount	(335,264)	—	(397,072)	(401,240)
Net income attributable to non-controlling interest in Premier LP	181,173	—	230,774	97,717
Net income (loss)	246,184	(54,383)	304,279	113,248
Tax effect on Premier, Inc. net income (a)	(34,496)	—	(55,448)	(25,088)
Adjusted net income (loss)	$211,688	$(54,383)	$248,831	$88,160

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	49,445	41,575	48,330	39,655

Denominator for diluted earnings (loss) per share:
Weighted average shares - basic	49,445	41,575	48,330	39,655
Effect of dilutive securities: (c)
Stock options	220	—	261	376
Restricted stock	181	—	176	525
Performance share awards	—	—	—	1,228
Class B shares outstanding	91,462	—	93,366	104,143
Weighted average shares and assumed conversions	141,308	41,575	142,133	145,927

Basic earnings (loss) per share	$8.10	$(1.31)	$9.74	$10.51
Diluted earnings (loss) per share	$1.50	$(1.31)	$1.75	$0.60

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
For the three months ended December 31, 2016 and 2015, the Company recorded tax expense of $37.4 million (restated) and $12.7 million, respectively, which equates to effective tax rates of 13% and 17%, respectively, and for the six months ended December 31, 2016 and 2015, the Company recorded tax expense of $60.8 million (restated) and $31.7 million, respectively, which equates to effective tax rates of 17% and 22%, respectively. The decreases in effective tax rates are primarily attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa (see Note 3 - Business Acquisitions). The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes, state and local taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $401.9 million (restated) and $422.8 million as of December 31, 2016 and June 30, 2016, respectively. The current period balance is comprised of $452.1 million (restated) in deferred tax assets at Premier, Inc. offset by $50.2 million (restated) in deferred tax liabilities at PHSI and PSCI. The decrease of $20.9 million was primarily attributable to a $27.5 million deferred tax liability associated with equity earnings from PSCI attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions), a $12.6 million valuation allowance recorded against deferred tax assets at PHSI, $9.3 million in connection with the Company’s revaluation of deferred tax assets related to a 1% reduction in the North Carolina state tax rate effective for tax years 2017 and beyond, and a $43.9 million deferred tax liability recorded upon acquisition of Innovatix primarily attributable to the excess of the financial reporting basis in the identifiable intangible assets over the tax basis. These decreases were partially offset by an increase of $77.6 million recorded in connection with the exchanges of member owners Class B common units pursuant to the Exchange Agreement that occurred during the six months ended December 31, 2016.
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
Segment information was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net revenue:
Supply Chain Services
Net administrative fees	$129,071	$120,733	$255,047	$238,682
Other services and support	1,201	1,040	2,846	1,859
Services	130,272	121,773	257,893	240,541
Products	142,378	81,316	248,507	159,097
Total Supply Chain Services	272,650	203,089	506,400	399,638
Performance Services	85,850	88,580	165,372	162,866
Net revenue	$358,500	$291,669	$671,772	$562,504

Depreciation and amortization expense (a):
Supply Chain Services	$2,453	$359	$2,920	$876
Performance Services	20,984	19,676	41,859	35,600
Corporate	1,912	1,435	3,797	2,906
Total depreciation and amortization expense	$25,349	$21,470	$48,576	$39,382

Capital expenditures:
Supply Chain Services	$2,149	$204	$2,149	$968
Performance Services	13,920	15,205	30,771	30,468
Corporate	1,290	6,332	1,405	7,446
Total capital expenditures	$17,359	$21,741	$34,325	$38,882

			December 31, 2016	June 30, 2016
Total assets:			(Restated)
Supply Chain Services			$1,117,208	$345,219
Performance Services			908,028	934,588
Corporate			590,918	575,576
Total assets			$2,616,154	$1,855,383

(a)	Includes amortization of purchased intangible assets.

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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net revenue	$358,500	$291,669	$671,772	$562,504
Net income (a)	$246,184	$60,995	$304,279	$113,248
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

(a)
Net income has been restated for the three and six months ended December 31, 2016. See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information.

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

Results of Operations
The following table summarizes our results of operations for the three and six months ended December 31, 2016 (restated) and 2015 (in thousands, except per share data):

	Three months ended December 31,				Six months ended December 31,
	2016		2015		2016		2015
	(Restated)				(Restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$129,071	36%	$120,733	41%	$255,047	38%	$238,682	42%
Other services and support	87,051	24%	89,620	31%	168,218	25%	164,725	30%
Services	216,122	60%	210,353	72%	423,265	63%	403,407	72%
Products	142,378	40%	81,316	28%	248,507	37%	159,097	28%
Net revenue	358,500	100%	291,669	100%	671,772	100%	562,504	100%
Cost of revenue:
Services	44,856	12%	40,492	14%	87,546	13%	78,616	14%
Products	131,158	37%	72,105	25%	226,971	34%	143,104	25%
Cost of revenue	176,014	49%	112,597	39%	314,517	47%	221,720	39%
Gross profit	182,486	51%	179,072	61%	357,255	53%	340,784	61%
Operating expenses:
Selling, general and administrative	95,927	27%	99,284	34%	188,165	28%	186,222	33%
Research and development	767	—%	424	—%	1,573	—%	880	—%
Amortization of purchased intangible assets	11,151	3%	9,271	3%	20,360	3%	15,318	3%
Operating expenses	107,845	30%	108,979	37%	210,098	31%	202,420	36%
Operating income	74,641	22%	70,093	24%	147,157	23%	138,364	25%
Other income, net	208,972	58%	3,576	1%	217,887	32%	6,598	1%
Income before income taxes	283,613	80%	73,669	25%	365,044	55%	144,962	26%
Income tax expense	37,429	10%	12,674	4%	60,765	9%	31,714	6%
Net income	246,184	69%	60,995	21%	304,279	46%	113,248	20%
Net income attributable to non-controlling interest in Premier LP	(181,173)	(51)%	(49,817)	(17)%	(230,774)	(34)%	(97,717)	(17)%
Adjustment of redeemable limited partners' capital to redemption amount	335,264	nm	(65,561)	nm	397,072	nm	401,240	nm
Net income (loss) attributable to stockholders	$400,275	nm	$(54,383)	nm	$470,577	nm	$416,771	nm

Weighted average shares outstanding:
Basic	49,445		41,575		48,330		39,655
Diluted	141,308		41,575		142,133		145,927

Earnings (loss) per share attributable to stockholders:
Basic	$8.10		$(1.31)		$9.74		$10.51
Diluted	$1.50		$(1.31)		$1.75		$0.60

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$122,009	34%	$116,055	40%	$232,782	35%	$221,052	39%
Adjusted Fully Distributed Net Income (2)	$65,242	18%	$61,747	21%	$124,170	18%	$117,770	21%
Adjusted Fully Distributed Earnings Per Share (2)	$0.46		$0.42		$0.87		$0.81
nm = Not meaningful

(1)	The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Net income	$246,184	$60,995	$304,279	$113,248
Interest and investment loss (income), net (a)	857	937	1,009	696
Income tax expense	37,429	12,674	60,765	31,714
Depreciation and amortization	14,198	12,199	28,216	24,064
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
EBITDA	309,819	96,076	414,629	185,040
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense	139	8	228	8
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

Income before income taxes	$283,613	$73,669	$365,044	$144,962
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Equity in net income of unconsolidated affiliates (f)	(5,127)	(4,785)	(14,706)	(9,375)
Interest and investment loss (income), net (a)	857	937	1,009	696
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense (income), net	131	272	(875)	2,081
Operating income	74,641	70,093	147,157	138,364
Depreciation and amortization	14,198	12,199	28,216	24,064
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Equity in net income of unconsolidated affiliates	5,127	4,785	14,706	9,375
Deferred compensation plan income (expense) (g)	8	(264)	1,103	(2,073)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

Segment Adjusted EBITDA:
Supply Chain Services	$119,022	$107,989	$236,326	$210,938
Performance Services	28,603	34,462	50,914	59,387
Corporate (h)	(25,616)	(26,396)	(54,458)	(49,273)
Adjusted EBITDA	$122,009	$116,055	$232,782	$221,052

(a)	Represents interest expense, net and realized gains and losses on our marketable securities.

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

(2)
The following table shows the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Net income (loss) attributable to stockholders	$400,275	$(54,383)	$470,577	$416,771
Adjustment of redeemable limited partners' capital to redemption amount	(335,264)	65,561	(397,072)	(401,240)
Net income attributable to non-controlling interest in Premier LP (a)	181,173	49,817	230,774	97,717
Income tax expense	37,429	12,674	60,765	31,714
Amortization of purchased intangible assets	11,151	9,271	20,360	15,318
Stock-based compensation (b)	6,423	11,554	12,319	25,254
Acquisition related expenses	4,216	5,644	7,153	9,116
Strategic and financial restructuring expenses	—	208	—	235
Adjustment to tax receivable agreement liability (c)	—	—	(5,722)	(4,818)
ERP implementation expenses (d)	432	1,518	1,526	2,078
Acquisition related adjustment - revenue (e)	5,813	1,047	5,964	4,139
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—	(204,833)	—
Loss on disposal of long-lived assets	—	—	1,518	—
Other expense	139	—	228	—
Non-GAAP adjusted fully distributed income before income taxes	106,954	102,911	203,557	196,284
Income tax expense on fully distributed income before income taxes (f)	41,712	41,164	79,387	78,514
Non-GAAP Adjusted Fully Distributed Net Income	$65,242	$61,747	$124,170	$117,770

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	49,445	41,575	48,330	39,655
Potentially dilutive shares	401	2,341	437	2,129
Conversion of class B common units	91,462	102,178	93,366	104,143
Weighted average fully distributed shares outstanding - diluted	141,308	146,094	142,133	145,927

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

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

The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Earnings (loss) per share attributable to stockholders	$8.10	$(1.31)	$9.74	$10.51
Adjustment of redeemable limited partners' capital to redemption amount	(6.79)	1.58	(8.22)	(10.12)
Impact of additions:
Net income attributable to non-controlling interest in Premier LP (a)	3.66	1.20	4.77	2.46
Income tax expense	0.76	0.30	1.26	0.80
Amortization of purchased intangible assets	0.23	0.22	0.42	0.39
Stock-based compensation (b)	0.13	0.28	0.25	0.64
Acquisition related expenses	0.09	0.14	0.15	0.23
Strategic and financial restructuring expenses	—	—	—	0.01
Adjustment to tax receivable agreement liability (c)	—	—	(0.12)	(0.12)
ERP implementation expenses (d)	0.01	0.04	0.03	0.05
Acquisition related adjustment - revenue (e)	0.12	0.02	0.12	0.10
Remeasurement gain attributable to acquisition of Innovatix, LLC	(4.14)	—	(4.24)	—
Loss on disposal of long-lived assets	—	—	0.03	—
Impact of corporation taxes (f)	(0.84)	(0.99)	(1.63)	(1.98)
Impact of increased share count (g)	(0.87)	(1.06)	(1.69)	(2.16)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.46	$0.42	$0.87	$0.81

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

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
Income Tax Expense
Income tax expense increased $24.7 million from the three months ended December 31, 2015 to 2016 and increased $29.1 million from the six months ended December 31, 2015 to 2016. Our effective tax rates were 13% and 17% for the three months ended December 31, 2016 and 2015, respectively, and were 17% and 22% for the six months ended December 31, 2016 and 2015, respectively. The decreases in effective tax rates are primarily attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $131.4 million, or 264%, from the three months ended December 31, 2015 to 2016 and increased $133.1 million, or 136%, from the six months ended December 31, 2015 to 2016. The increases are due to increases in Premier LP net income primarily driven by increased revenues, offset by a decrease in non-controlling interest in Premier LP from approximately 74% at December 31, 2015 to approximately 64% at December 31, 2016.
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
As of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this initial evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. However, subsequent to the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer carried out another evaluation of the effectiveness of our disclosure controls and procedures. Based upon this further evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed effectively and did not operate at a sufficient level of detail as of December 31, 2016 due to a material weakness in internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions as discussed below.
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
Changes in Internal Control Over Financial Reporting
The Company identified errors in the income tax accounting related to the December 2, 2016 acquisition of the remaining 50% ownership interest of Innovatix, LLC not previously owned by the Company, which indicated to management that deficiencies existed in internal control over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. Specifically, management determined that the internal controls around income tax accounting for complex, non-routine or infrequent transactions were not designed effectively and did not operate at a sufficient level of detail to prevent or detect a material misstatement on a timely basis. Actions are currently being implemented to remediate this material weakness, including augmenting the Company's accounting resources, training, and implementing a more formal review and documentation process around the income tax accounting for complex, non-routine or infrequent transactions. Management believes that these actions will strengthen our overall internal control over financial reporting, including with respect to complex, non-routine or infrequent transactions. Management is continuing to assess our remediation efforts, and we may take additional measures or modify our internal control over financial reporting for these types of transactions.
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

PREMIER, INC.

Date:	August 21, 2017	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
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

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
‡    Furnished herewith.

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092.