Form 10-Q/A
period 2017-03-31
Premier, Inc.
filed 2017-08-22
CIK 1577916

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") is being filed in order to reflect the adjustments set forth below to adjust Premier, Inc.'s ("Premier" or the "Company") income tax accounting for the December 2, 2016 acquisition of the remaining 50% ownership interest of Innovatix, LLC not previously owned by the Company. This Amendment No. 1 amends and restates in their entirety the following items of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission ("SEC") on May 10, 2017 (the "Original Form 10-Q"):

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
Accordingly, the Company determined it necessary to adjust the Original Form 10-Q to remove the incorrectly recorded deferred tax liability and instead record deferred tax liabilities associated with the book and tax bases differences of the individual assets acquired and liabilities assumed. Based on the Company’s determination, the net effect of this adjustment increased goodwill by $42.9 million, decreased deferred tax liabilities by $34.3 million, decreased deferred tax assets by $10.5 million and increased income tax expense by $0.8 million and decreased income tax expense by $66.7 million as of and for the three and nine months ended March 31, 2017, respectively. Correspondingly, net income has been adjusted lower by $0.8 million and has been adjusted higher by $66.7 million for the three and nine months ended March 31, 2017, respectively.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2017	June 30, 2016
	(Restated)
Assets
Cash and cash equivalents	$236,218	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $2,908 and $1,981 allowance for doubtful accounts, respectively)	162,178	144,424
Inventory	48,770	29,121
Prepaid expenses and other current assets	41,702	19,646
Due from related parties	5,388	3,123
Total current assets	494,256	462,890
Marketable securities	—	30,130
Property and equipment (net of $303,052 and $265,751 accumulated depreciation, respectively)	182,093	174,080
Intangible assets (net of $85,498 and $50,870 accumulated amortization, respectively)	393,075	158,217
Goodwill	908,349	537,962
Deferred income tax assets	468,760	422,849
Deferred compensation plan assets	39,875	39,965
Investments in unconsolidated affiliates	98,878	16,800
Other assets	13,398	12,490
Total assets	$2,598,684	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$30,974	$46,003
Accrued expenses	78,988	56,774
Revenue share obligations	70,396	63,603
Limited partners' distribution payable	23,071	22,493
Accrued compensation and benefits	51,701	60,425
Deferred revenue	49,723	54,498
Current portion of tax receivable agreements	14,009	13,912
Current portion of long-term debt	376,710	5,484
Other liabilities	30,335	2,871
Total current liabilities	725,907	326,063
Long-term debt, less current portion	6,928	13,858
Tax receivable agreements, less current portion	333,407	265,750
Deferred compensation plan obligations	39,875	39,965
Deferred tax liabilities	46,137	—
Other liabilities	44,847	23,978
Total liabilities	1,197,101	669,614

	March 31, 2017	June 30, 2016
	(Restated)
Redeemable limited partners' capital	2,809,333	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 50,706,518 and 45,995,528 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	507	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 88,407,103 and 96,132,723 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,408,257)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,407,750)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,598,684	$1,855,383
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Net revenue:
Net administrative fees	$143,915	$131,270	$398,962	$369,952
Other services and support	97,756	87,389	265,974	252,114
Services	241,671	218,659	664,936	622,066
Products	138,132	80,010	386,639	239,107
Net revenue	379,803	298,669	1,051,575	861,173
Cost of revenue:
Services	47,319	40,685	134,865	119,301
Products	129,929	71,408	356,900	214,512
Cost of revenue	177,248	112,093	491,765	333,813
Gross profit	202,555	186,576	559,810	527,360
Operating expenses:
Selling, general and administrative	108,668	101,898	296,833	288,120
Research and development	755	1,180	2,328	2,060
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Operating expenses	123,503	111,818	333,601	314,238
Operating income	79,052	74,758	226,209	213,122
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	204,833	—
Equity in net income of unconsolidated affiliates	83	6,627	14,789	16,002
Interest and investment loss, net	(2,017)	(285)	(3,026)	(981)
Loss on disposal of long-lived assets	(725)	—	(2,243)	—
Other income (expense), net	2,260	—	3,135	(2,081)
Other income (expense), net	(399)	6,342	217,488	12,940
Income before income taxes	78,653	81,100	443,697	226,062
Income tax expense	7,315	9,543	68,080	41,257
Net income	71,338	71,557	375,617	184,805
Net income attributable to non-controlling interest in Premier LP	(51,433)	(56,018)	(282,207)	(153,735)
Adjustment of redeemable limited partners' capital to redemption amount	(100,506)	284,409	296,566	685,649
Net income (loss) attributable to stockholders	$(80,601)	$299,948	$389,976	$716,719

Weighted average shares outstanding:
Basic	50,525	44,716	49,051	41,329
Diluted	50,525	145,018	141,372	145,558

Earnings (loss) per share attributable to stockholders:
Basic	$(1.60)	$6.71	$7.95	$17.34
Diluted	$(1.60)	$0.43	$2.22	$1.03
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Net income	$71,338	$71,557	$375,617	$184,805
Net unrealized gain (loss) on marketable securities	—	283	128	(226)
Total comprehensive income	71,338	71,840	375,745	184,579
Less: Comprehensive income attributable to non-controlling interest	(51,433)	(56,219)	(282,292)	(153,578)
Comprehensive income attributable to Premier, Inc.	$19,905	$15,621	$93,453	$31,001
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine months ended March 31, 2017
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit (Restated)
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	3,858	38	(3,858)	—	123,743	—	—	123,781
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—
Redemption of limited partner	—	—	(58)	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	23,886	—	—	23,886
Issuance of Class A common stock under equity incentive plan	812	8	—	—	3,314	—	—	3,322
Issuance of Class A common stock under employee stock purchase plan	41	1	—	—	1,255	—	—	1,256
Stock-based compensation expense	—	—	—	—	19,125	—	—	19,125
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,678)	—	—	(17,678)
Net income	—	—	—	—	—	375,617	—	375,617
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(282,207)	—	(282,207)
Net unrealized loss on marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(153,645)	450,211	—	296,566
Balance at March 31, 2017 (restated)	50,707	$507	88,407	$—	$—	$(1,408,257)	$—	$(1,407,750)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2017	2016
	(Restated)
Operating activities
Net income	$375,617	$184,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,758	61,232
Equity in net income of unconsolidated affiliates	(14,789)	(16,002)
Deferred income taxes	45,961	22,345
Stock-based compensation	19,125	36,785
Adjustment to tax receivable agreement liability	(2,954)	(4,818)
Remeasurement gain attributable to acquisition of Innovatix, LLC	(204,833)	—
Loss on disposal of long-lived assets	2,243	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	7,037	(27,071)
Other assets	405	(9,773)
Inventories	(14,693)	3,751
Accounts payable, accrued expenses and other current liabilities	(11,082)	21,450
Long-term liabilities	(1,221)	(1,246)
Other operating activities	(4,363)	(521)
Net cash provided by operating activities	274,211	270,937
Investing activities
Purchase of marketable securities	—	(19,211)
Proceeds from sale of marketable securities	48,013	367,600
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	(319,717)	—
Acquisition of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC, net of cash acquired	(64,500)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	(64,274)
Acquisition of InFlow Health, LLC	—	(6,088)
Investment in unconsolidated affiliates	(65,660)	(3,250)
Distributions received on equity investments in unconsolidated affiliates	6,550	17,043
Purchases of property and equipment	(51,892)	(54,684)
Other investing activities	25	(6)
Net cash used in investing activities	(447,181)	(161,131)
Financing activities
Payments made on notes payable	(3,336)	(1,847)
Proceeds from credit facility	425,000	150,000
Payments on credit facility	(57,500)	(100,000)
Proceeds from exercise of stock options under equity incentive plan	3,322	2,519
Proceeds from issuance of Class A common stock under stock purchase plan	1,256	1,302
Repurchase of vested restricted units for employee tax-withholding	(17,678)	(63)

	Nine Months Ended March 31,
	2017	2016
	(Restated)
Settlement of exchange of Class B units by member owners	(123,330)	—
Distributions to limited partners of Premier LP	(67,363)	(67,965)
Final remittance of net income attributable to former S2S Global minority shareholder	—	(1,890)
Net cash provided by (used in) financing activities	160,371	(17,944)
Net increase (decrease) in cash and cash equivalents	(12,599)	91,862
Cash and cash equivalents at beginning of year	248,817	146,522
Cash and cash equivalents at end of period	$236,218	$238,384

Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting decreases in additional paid-in-capital and accumulated deficit	$296,566	$685,649
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$123,781	$260,598
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$67,941	$24,743
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,561	$4,813
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$94,594	$92,387
Net increase in tax receivable agreement liability related to quarterly exchanges by member owners and other adjustments	$70,708	$58,193
Net increase in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$23,886	$34,195
Net increase in investments in unconsolidated affiliates related to FFF Enterprises, Inc. put and call rights, with offsetting increases in other assets and other liabilities	$15,460	$—
Net increase in investments in unconsolidated affiliates related to deferred taxes attributed to the net fair value of FFF Enterprises, Inc. put and call rights, with offsetting increases in deferred tax assets and deferred tax liabilities	$5,955	$—
Payable to member owners incurred upon repurchase of ownership interest	$132	$2,888
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
The assets and liabilities of Premier LP at March 31, 2017 (restated) and June 30, 2016 consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
	(Restated)
Assets
Current	$460,992	$442,251
Noncurrent	1,635,668	973,741
Total assets of Premier LP	$2,096,660	$1,415,992

Liabilities
Current	$721,360	$312,068
Noncurrent	134,472	74,709
Total liabilities of Premier LP	$855,832	$386,777
Net income attributable to Premier LP was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Premier LP net income	$80,837	$81,846	$436,811	$217,293
Premier LP's cash flows for the nine months ended March 31, 2017 (restated) and 2016 consisted of the following (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$320,185	$285,124
Investing activities	(447,181)	(161,131)
Financing activities	121,090	(47,593)
Net increase (decrease) in cash and cash equivalents	(5,906)	76,400
Cash and cash equivalents at beginning of year	210,048	126,662
Cash and cash equivalents at end of period	$204,142	$203,062
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
Restatement of Previously Reported Financial Information
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held a 50% ownership interest in Innovatix, LLC ("Innovatix"), which was accounted for under the equity method and classified as a partnership for tax purposes. On December 2, 2016, the Company acquired the remaining 50% ownership interest of Innovatix. In connection with the acquisition, the Company’s historical 50% investment was remeasured under business combination accounting rules to fair value, resulting in a one-time gain of $204.8 million. At the time of the acquisition, a deferred tax liability of $95.8 million and a corresponding deferred income tax expense of $95.8 million associated with the one-time gain were recorded by the Company and are reflected in the previously issued financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission ("SEC") on May 10, 2017 (the "Original Form 10-Q").
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
The impact of these changes on selected financial amounts within the accompanying condensed consolidated financial statements is summarized below:

	March 31, 2017
Condensed Consolidated Balance Sheet	Previously Reported	Effect of Restatement	Restated
Assets:
Goodwill	$865,445	$42,904	$908,349
Deferred income tax assets	$479,241	$(10,481)	$468,760
Total assets	$2,566,261	$32,423	$2,598,684

Liabilities and stockholders' deficit:
Deferred tax liabilities	$80,422	$(34,285)	$46,137
Total liabilities	$1,231,386	$(34,285)	$1,197,101
Accumulated deficit	$(1,474,965)	$66,708	$(1,408,257)
Total stockholders' deficit	$(1,474,458)	$66,708	$(1,407,750)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,566,261	$32,423	$2,598,684

	Three months ended March 31, 2017
Condensed Consolidated Statements of Income	Previously Reported	Effect of Restatement	Restated
Income tax expense	$6,514	$801	$7,315
Net income	$72,139	$(801)	$71,338
Net income attributable to non-controlling interest in Premier LP	$(51,965)	$532	$(51,433)
Adjustment of redeemable limited partners' capital to redemption amount	$(99,974)	$(532)	$(100,506)
Net income attributable to stockholders	$(79,800)	$(801)	$(80,601)

Earnings per share attributable to stockholders:
Basic	$(1.58)	$(0.02)	$(1.60)
Diluted	$(1.58)	$(0.02)	$(1.60)

	Nine months ended March 31, 2017
Condensed Consolidated Statements of Income	Previously Reported	Effect of Restatement	Restated
Income tax expense	$134,788	$(66,708)	$68,080
Net income	$308,909	$66,708	$375,617
Net income attributable to non-controlling interest in Premier LP	$(232,683)	$(49,524)	$(282,207)
Adjustment of redeemable limited partners' capital to redemption amount	$247,042	$49,524	$296,566
Net income attributable to stockholders	$323,268	$66,708	$389,976

Earnings per share attributable to stockholders:
Basic	$6.59	$1.36	$7.95
Diluted	$1.83	$0.39	$2.22

	Three months ended March 31, 2017
Condensed Consolidated Statements of Comprehensive Income	Previously Reported	Effect of Restatement	Restated
Net income	$72,139	$(801)	$71,338
Comprehensive income attributable to non-controlling interest	$(51,965)	$532	$(51,433)
Comprehensive income attributable to Premier, Inc.	$20,174	$(269)	$19,905

	Nine months ended March 31, 2017
Condensed Consolidated Statements of Comprehensive Income	Previously Reported	Effect of Restatement	Restated
Net income	$308,909	$66,708	$375,617
Comprehensive income attributable to non-controlling interest	$(232,768)	$(49,524)	$(282,292)
Comprehensive income attributable to Premier, Inc.	$76,269	$17,184	$93,453

	Nine months ended March 31, 2017
Condensed Consolidated Statement of Stockholders' Deficit	Previously Reported	Effect of Restatement	Restated
Net income	$308,909	$66,708	$375,617
Net income attributable to non-controlling interest in Premier LP	$(232,683)	$(49,524)	$(282,207)
Accumulated deficit - Adjustment of redeemable limited partners' capital to redemption amount	$400,687	$49,524	$450,211
Total stockholders' deficit - Adjustment of redeemable limited partners' capital to redemption amount	$247,042	$49,524	$296,566
Total accumulated deficit (a)	$(1,474,965)	$66,708	$(1,408,257)
Total stockholders' deficit (a)	$(1,474,458)	$66,708	$(1,407,750)

	Nine months ended March 31, 2017
Condensed Consolidated Statements of Cash Flows	Previously Reported	Effect of Restatement	Restated
Net income	$308,909	$66,708	$375,617
Deferred income taxes	$112,669	$(66,708)	$45,961

(a)	Balances presented as of March 31, 2017.
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
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 6 - Intangible Assets, Net) and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $334.6 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects a portion of the goodwill to be deductible for tax purposes.
The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value (Restated)
Cash paid at closing	$227,500
Cash paid on January 10, 2017	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Estimated working capital settlement	1,106
Total consideration paid	350,752
Cash acquired	(16,267)
Net consideration	334,485
50% ownership interest in Innovatix	218,044
Payable to Innovatix and Essensa	(5,765)
Enterprise value	546,764

Accounts receivable	22,261
Prepaid expenses and other current assets	686
Fixed assets, net	2,064
Intangible assets	242,906
Total assets acquired	267,917
Accrued expenses	5,264
Revenue share obligations	6,937
Other current liabilities	694
Total liabilities assumed	12,895
Deferred tax liability	42,904
Goodwill	$334,646

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
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition Adjustments (b)	Total
June 30, 2016	$31,765	$506,197	$—	$537,962
Acro Pharmaceuticals (a)	39,850	—	(4,109)	35,741
Innovatix and Essensa (restated) (a)	331,163	—	3,483	334,646
March 31, 2017 (restated)	$402,778	$506,197	$(626)	$908,349

(a)	See Note 3 - Business Acquisitions for more information.

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
Redeemable limited partners' capital represents the member owners' 64% ownership of Premier LP through their ownership of Class B common units at March 31, 2017. The limited partners hold the majority of the votes of the board of directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2017 and 2016, the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $296.6 million (restated) and $685.6 million, respectively.
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

The table below shows the changes in the redeemable limited partners' capital from June 30, 2016 to March 31, 2017 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Loss	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	1,561	—	—	1,561
Redemption of limited partner	—	(132)	—	(132)
Net income attributable to non-controlling interest in Premier LP (restated)	—	282,207	—	282,207
Distributions to limited partners	—	(67,941)	—	(67,941)
Net unrealized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(123,781)	—	(123,781)
Exchange of Class B common units for cash by member owners	—	(123,330)	—	(123,330)
Adjustment to redemption amount (restated)	—	(296,566)	—	(296,566)
March 31, 2017	$(4,665)	$2,813,998	$—	$2,809,333
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$(80,601)	$299,948	$389,976	$716,719

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$(80,601)	$299,948	$389,976	$716,719
Adjustment of redeemable limited partners' capital to redemption amount	—	(284,409)	(296,566)	(685,649)
Net income attributable to non-controlling interest in Premier LP	—	56,018	282,207	153,735
Net income (loss)	(80,601)	71,557	375,617	184,805
Tax effect on Premier, Inc. net income (a)	—	(9,551)	(61,303)	(34,639)
Adjusted net income (loss)	$(80,601)	$62,006	$314,314	$150,166

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	50,525	44,716	49,051	41,329

Denominator for diluted earnings (loss) per share:
Weighted average shares (b)	50,525	44,716	49,051	41,329
Effect of dilutive securities: (c)
Stock options	—	249	256	290
Restricted stock	—	610	190	553
Performance share awards	—	1,606	—	1,329
Class B shares outstanding	—	97,837	91,875	102,057
Weighted average shares and assumed conversions	50,525	145,018	141,372	145,558

Basic earnings (loss) per share	$(1.60)	$6.71	$7.95	$17.34
Diluted earnings (loss) per share	$(1.60)	$0.43	$2.22	$1.03

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
For the three months ended March 31, 2017 and 2016, the Company recorded tax expense of $7.3 million (restated) and $9.5 million, respectively, which equates to effective tax rates of 9% and 12%, respectively. The decrease in the effective tax rate is primarily attributable to a deferred tax benefit recognized in connection with an increase in income apportioned to California. For the nine months ended March 31, 2017 and 2016, the Company recorded tax expense of $68.1 million (restated) and $41.3 million, respectively, which equates to effective tax rates of 15% and 18%, respectively. The decrease in the effective tax rate is primarily attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa (see Note 3 - Business Acquisitions). The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $422.6 million (restated) and $422.8 million as of March 31, 2017 and June 30, 2016, respectively. The current period balance was comprised of $468.8 million (restated) in deferred tax assets at Premier, Inc. offset by $46.1 million (restated) in deferred tax liabilities at PHSI and PSCI. During the nine months ended March 31, 2017, the Company recorded a $27.4 million deferred tax liability associated with equity earnings from PSCI attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa and corresponding partnership income and basis differences in Premier LP at the Company (see Note 3 - Business Acquisitions), a $42.9 million deferred tax liability recorded upon acquisition of Innovatix primarily attributable to the excess of the financial reporting basis in the identifiable intangible assets over the tax basis, and an $18.8 million valuation allowance recorded against deferred tax assets primarily at PHSI. These decreases were partially offset by $94.6 million of deferred tax assets recorded in connection with the exchanges of Class B common units pursuant to the Exchange Agreement that occurred during the nine months ended March 31, 2017.
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
Segment information was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue:
Supply Chain Services
Net administrative fees	$143,915	$131,270	$398,962	$369,952
Other services and support	3,116	1,104	5,962	2,963
Services	147,031	132,374	404,924	372,915
Products	138,132	80,010	386,639	239,107
Total Supply Chain Services	285,163	212,384	791,563	612,022
Performance Services	94,640	86,285	260,012	249,151
Net revenue	$379,803	$298,669	$1,051,575	$861,173

Depreciation and amortization expense (a):
Supply Chain Services	$5,717	$262	$8,637	$1,138
Performance Services	21,491	20,016	63,350	55,616
Corporate	1,974	1,572	5,771	4,478
Total depreciation and amortization expense	$29,182	$21,850	$77,758	$61,232

Capital expenditures:
Supply Chain Services	$198	$63	$2,347	$1,031
Performance Services	16,308	14,368	47,079	44,836
Corporate	1,061	1,371	2,466	8,817
Total capital expenditures	$17,567	$15,802	$51,892	$54,684

			March 31, 2017	June 30, 2016
Total assets:			(Restated)
Supply Chain Services			$1,118,587	$345,219
Performance Services			901,360	934,588
Corporate			578,737	575,576
Total assets			$2,598,684	$1,855,383

(a)	Includes amortization of purchased intangible assets.

The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$379,803	$298,669	$1,051,575	$861,173
Net income (a)	$71,338	$71,557	$375,617	$184,805
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

(a)
Net income has been restated for the three and nine months ended March 31, 2017. See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information.

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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-

recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 11 - Earnings (Loss) Per Share).
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended March 31, 2017 (restated) and 2016 (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	(Restated)				(Restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$143,915	38%	$131,270	44%	$398,962	38%	$369,952	43%
Other services and support	97,756	26%	87,389	29%	265,974	25%	252,114	29%
Services	241,671	64%	218,659	73%	664,936	63%	622,066	72%
Products	138,132	36%	80,010	27%	386,639	37%	239,107	28%
Net revenue	379,803	100%	298,669	100%	1,051,575	100%	861,173	100%
Cost of revenue:
Services	47,319	13%	40,685	14%	134,865	13%	119,301	14%
Products	129,929	34%	71,408	24%	356,900	34%	214,512	25%
Cost of revenue	177,248	47%	112,093	38%	491,765	47%	333,813	39%
Gross profit	202,555	53%	186,576	62%	559,810	53%	527,360	61%
Operating expenses:
Selling, general and administrative	108,668	28%	101,898	34%	296,833	29%	288,120	33%
Research and development	755	—%	1,180	—%	2,328	—%	2,060	—%
Amortization of purchased intangible assets	14,080	4%	8,740	3%	34,440	3%	24,058	3%
Operating expenses	123,503	32%	111,818	37%	333,601	32%	314,238	36%
Operating income	79,052	21%	74,758	25%	226,209	21%	213,122	25%
Other income (expense), net	(399)	—%	6,342	2%	217,488	21%	12,940	1%
Income before income taxes	78,653	21%	81,100	27%	443,697	42%	226,062	26%
Income tax expense	7,315	2%	9,543	3%	68,080	6%	41,257	5%
Net income	71,338	19%	71,557	24%	375,617	36%	184,805	21%
Net income attributable to non-controlling interest in Premier LP	(51,433)	(14)%	(56,018)	(19)%	(282,207)	(27)%	(153,735)	(18)%
Adjustment of redeemable limited partners' capital to redemption amount	(100,506)	nm	284,409	nm	296,566	nm	685,649	nm
Net income attributable to stockholders	$(80,601)	nm	$299,948	nm	$389,976	nm	$716,719	nm

Weighted average shares outstanding:
Basic	50,525		44,716		49,051		41,329
Diluted	50,525		145,018		141,372		145,558

Earnings per share attributable to stockholders:
Basic	$(1.60)		$6.71		$7.95		$17.34
Diluted	$(1.60)		$0.43		$2.22		$1.03

Certain Non-GAAP Financial Data:
Adjusted EBITDA (1)	$136,724	36%	$119,929	40%	$369,506	35%	$340,981	40%
Adjusted Fully Distributed Net Income (2)	$72,959	19%	$63,920	21%	$197,129	19%	$181,691	21%
Adjusted Fully Distributed Earnings Per Share (2)	$0.52		$0.44		$1.39		$1.25
nm = Not meaningful

(1)
The following table shows the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Net income	$71,338	$71,557	$375,617	$184,805
Interest and investment loss, net (a)	2,017	285	3,026	981
Income tax expense	7,315	9,543	68,080	41,257
Depreciation and amortization	15,102	13,110	43,318	37,174
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
EBITDA	109,852	103,235	524,481	288,275
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(88)	—	140	8
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

Income before income taxes	$78,653	$81,100	$443,697	$226,062
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Equity in net income of unconsolidated affiliates (f)	(83)	(6,627)	(14,789)	(16,002)
Interest and investment loss, net (a)	2,017	285	3,026	981
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(2,260)	—	(3,135)	2,081
Operating income	79,052	74,758	226,209	213,122
Depreciation and amortization	15,102	13,110	43,318	37,174
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Equity in net income of unconsolidated affiliates	83	6,627	14,789	16,002
Deferred compensation plan income (expense) (g)	1,675	—	2,778	(2,073)
Other income	497	—	497	—
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

Segment Adjusted EBITDA:
Supply Chain Services	$127,898	$118,704	$364,224	$329,642
Performance Services	36,535	30,771	87,449	90,158
Corporate (h)	(27,709)	(29,546)	(82,167)	(78,819)
Adjusted EBITDA	$136,724	$119,929	$369,506	$340,981

(a)	Represents interest expense, net and realized gains and losses on our marketable securities.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Net income (loss) attributable to stockholders	$(80,601)	$299,948	$389,976	$716,719
Adjustment of redeemable limited partners' capital to redemption amount	100,506	(284,409)	(296,566)	(685,649)
Net income attributable to non-controlling interest in Premier LP (a)	51,433	56,018	282,207	153,735
Income tax expense	7,315	9,543	68,080	41,257
Amortization of purchased intangible assets	14,080	8,740	34,440	24,058
Stock-based compensation (b)	7,157	11,839	19,476	37,093
Acquisition related expenses	4,330	2,583	11,483	11,699
Strategic and financial restructuring expenses	—	33	—	268
Adjustment to tax receivable agreement liability (c)	2,768	—	(2,954)	(4,818)
ERP implementation expenses (d)	215	1,162	1,741	3,240
Acquisition related adjustment - revenue (e)	11,765	1,077	17,729	5,216
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(204,833)	—
Loss on disposal of long-lived assets	725	—	2,243	—
Other expense (income), net	(88)	—	140	—
Non-GAAP adjusted fully distributed income before income taxes	119,605	106,534	323,162	302,818
Income tax expense on fully distributed income before income taxes (f)	46,646	42,614	126,033	121,127
Non-GAAP Adjusted Fully Distributed Net Income	$72,959	$63,920	$197,129	$181,691

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic earnings per share	50,525	44,716	49,051	41,329
Potentially dilutive shares	465	2,465	446	2,172
Conversion of Class B common units	88,892	97,837	91,875	102,057
Weighted average fully distributed shares outstanding - diluted	139,882	145,018	141,372	145,558

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Earnings (loss) per share attributable to stockholders	$(1.60)	$6.71	$7.95	$17.34
Adjustment of redeemable limited partners' capital to redemption amount	2.00	(6.36)	(6.05)	(16.59)
Impact of additions:
Net income attributable to non-controlling interest in Premier LP (a)	1.02	1.25	5.75	3.72
Income tax expense	0.14	0.21	1.39	1.00
Amortization of purchased intangible assets	0.28	0.20	0.70	0.58
Stock-based compensation (b)	0.14	0.26	0.40	0.90
Acquisition related expenses	0.09	0.06	0.23	0.28
Strategic and financial restructuring expenses	—	—	—	0.01
Adjustment to tax receivable agreement liability (c)	0.05	—	(0.06)	(0.12)
ERP implementation expenses (d)	—	0.03	0.04	0.08
Acquisition related adjustment - revenue (e)	0.23	0.02	0.36	0.13
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(4.18)	—
Loss on disposal of long-lived assets	0.01	—	0.05	—
Impact of corporation taxes (f)	(0.92)	(0.95)	(2.57)	(2.93)
Impact of increased share count (g)	(0.92)	(0.99)	(2.62)	(3.15)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.52	$0.44	$1.39	$1.25

(a)	Reflects the elimination of the non-controlling interest in Premier LP as if all member owners of Premier LP had fully exchanged their Class B common units for shares of Class A common stock.

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
Other Non-Operating Income and Expense
Other Income (Expense), Net
Other income (expense), net decreased $6.7 million from the three months ended March 31, 2016 to 2017 primarily due to a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix during the prior quarter, we no longer account for our ownership using the equity method. Other income (expense), net increased $204.6 million from the nine months ended March 31, 2016 to 2017, primarily due to the one-time $204.8 million gain recognized during the three months ended December 31, 2016 from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa (see Note 3 - Business Acquisitions for more information).
Income Tax Expense
Income tax expense decreased $2.2 million from the three months ended March 31, 2016 to 2017 and increased $26.8 million from the nine months ended March 31, 2016 to 2017. Our effective tax rates were 9% and 12% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate is primarily attributable to a deferred tax benefit recognized in connection with an increase in income apportioned to California. Our effective tax rates were 15% and 18% for the nine months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate is primarily attributable to the one-time gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $4.6 million, or 8%, from the three months ended March 31, 2016 to 2017 driven by a decrease in non-controlling interest in Premier LP from approximately 74% at March 31, 2016 to approximately 64% at March 31, 2017 primarily as a result of the completion of quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital). Net income attributable to non-controlling interest increased $128.5 million, or 84%, from the nine months ended March 31, 2016 to 2017 due to an increase in Premier LP net income primarily driven by increased revenues, partially offset by the decrease in non-controlling ownership interest percentage in Premier LP.
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
As of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this initial evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. However, subsequent to the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer carried out another evaluation of the effectiveness of our disclosure controls and procedures. Based upon this further evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed effectively and did not operate at a sufficient level of detail as of March 31, 2017 due to a material weakness in internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions as discussed below.
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

PREMIER, INC.

Date:	August 21, 2017	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer

Exhibit Index

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.