Form 10-K
period 2017-06-30
Premier, Inc.
filed 2017-08-23
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,501.1 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 18, 2017, there were 53,217,113 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding and 86,067,478 shares of the Registrant's Class B common stock, par value $0.000001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be held on or about December 1, 2017 are incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

EXPLANATORY NOTE
This report represents the annual report for the fiscal year ended June 30, 2017 for Premier, Inc. (this "Annual Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity except in connection with the IPO. Premier, Inc.'s primary asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. Premier, Inc. conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. Unless the context suggests otherwise, references in this Annual Report to "Premier," the "Company," "we," "us" and "our" refer to Premier, Inc. and its consolidated subsidiaries.
Throughout this Annual Report, references to (1) "members" refer collectively to our past, present and future customers and (2) "member owners" refer collectively to our past, present and future members, who have owned, or who currently own, limited partnership interests in Premier LP, and beneficially own shares of Premier, Inc. Class B common stock, (the "Class B common stock"), and Class B common units of Premier LP (the "Class B common units"), provided, that, in the context of discussions of the group purchasing organization ("GPO") participation agreements throughout this Annual Report, the term "member owner" also includes any related entity or affiliate of a member owner that is approved by Premier LP to be the signatory of such GPO participation agreement in lieu of the member owner.

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

•
the terminability of member participation in our group purchasing organization programs ("GPO") with limited or no notice, or the failure of a significant number of members to renew their GPO participation agreements;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees, which we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of "open source" software;

•	changes in industry pricing benchmarks;

•
our inability to grow our integrated pharmacy business or maintain current patients due to increases in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, or our inability to maintain and expand our existing base of drugs in our integrated pharmacies;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	changes in tax laws that materially impact our tax rate, income tax expense, cash flows or tax receivable agreement ("TRA") liabilities;

•	our indebtedness and our ability to obtain additional financing on favorable terms;

•	fluctuation of our quarterly cash flows, revenues and results of operations;

•
changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, collectively referred to as the "ACA";

•	our compliance with complex federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that are considered medical devices;

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our integrated pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules;

•	the terms of agreements between us and our member owners;

•
payments made under the TRAs to Premier LP's limited partners and our ability to realize the expected tax benefits related to the acquisition of Class B common units from Premier LP's limited partners;

•
changes to Premier LP's allocation methods or examinations or changes in interpretation of applicable tax laws and regulations by various taxing authorities that may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income;

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
Market Data and Industry Forecasts and Projections
We use market data and industry forecasts and projections throughout this Annual Report and in particular, under Item 1. Business. We have obtained the market data from certain publicly available sources of information, including industry publications. We believe the data others have compiled are reliable, but we have not independently verified the accuracy of this information. While we are not aware of any misstatements regarding the industry data presented herein, forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under Item 1A. Risk Factors of this Annual Report. You should not place undue reliance on any such market data or industry forecasts and projections. We undertake no obligation to publicly update or revise any such market data or industry forecasts and projections, whether as a result of new information, future events or otherwise.
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as "Acro Pharmaceutical Services," "Aperek," "CECity," "Commcare," "Essensa," "Healthcare Insights," "Innovatix," "Meddius," "MEMdata," "Premier," "PremierConnect," "PremierPro," "Premier REACH," "ProviderSelect MD," "QUEST" and "SYMMEDrx," which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
Item 1. Business
The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.
Our Company
Premier, Inc., incorporated in Delaware on May 14, 2013, is primarily owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, as well as public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of approximately 3,900 U.S. hospitals and health systems and approximately 150,000 other providers and organizations to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and advisory and other services, Premier enables better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2017, we were controlled by 169 U.S. hospitals, health systems and other healthcare organizations that represent 1,425 owned, leased and managed acute care facilities and other non-acute care organizations. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information).
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
We seek to address challenges facing healthcare delivery organizations through our comprehensive suite of solutions that we believe:

•	improve the efficiency and effectiveness of the healthcare supply chain;

•	deliver improvement in cost, quality and safety;

•	innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations; and

•	utilize data and analytics to drive increased connectivity, and clinical, financial and operational improvement.
Our business model and solutions are designed to provide our members with access to scale efficiencies, spread the cost of their development, derive intelligence from our anonymized data provided by our members in our data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management and manage our business through two reportable business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our GPO, integrated pharmacy offerings and direct sourcing activities. The Performance Services segment includes our SaaS informatics products, collaboratives, advisory services, government services and insurance management services businesses.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.6% per year for the period 2015-2025, reaching 19.9% of gross domestic product, or GDP, by 2025. According to data from the 2014 American Hospital Association's Annual Survey, published in the 2016 edition of the AHA Hospital Statistics™, there were approximately 5,000 U.S. community hospitals with approximately 786,900 staffed beds in the United States. Of these acute care facilities, approximately 3,200 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. According to the May 2016 edition of IMS Health's Healthcare Market Index, in addition to U.S. hospitals, there were approximately 520,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities creating integrated delivery networks.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be approximately $1.1 trillion, or approximately 32% of total healthcare expenditures, in 2017. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent between 20% and 30% of a hospital's budget according to Booz & Company. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies and pharmaceuticals, appropriate resource utilization and increased operational efficiency.
From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating manufacturers, distributors, GPOs, pharmacy benefit managers, and retail, long-term care and integrated pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out significant inefficiencies and cost.
Healthcare Performance Services Industry
Legislative reform, unsustainable cost trends, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. In 2015, the Department of Health and Human Services (HHS) announced its goals for aligning future Medicare payments with quality and value, including tying 85 and 90 percent of Medicare fee-for-service payments to performance in 2016 and 2018, respectively, and shifting up to 50 percent of Medicare fee-for-service payments to alternative payment models, such as accountable care organizations (ACOs) or bundled payment arrangements by the end of 2018. Even with the possibility of the ACA's repeal, replacement or modification, we expect this trend to continue. In order to meet these goals, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models. In response to this dynamic environment, we expect the markets for performance services and solutions in the areas of cost management, quality and safety and population health management to continue to grow.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and population-based healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current performance, identify opportunities for improvement and manage population health risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. According to Frost and Sullivan, 50% of hospitals in the United States are expected to adopt data analytics capabilities by 2016, up from 10% in 2011. Similarly, the advisory services business is growing rapidly in the areas of business model strategy and redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.

Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us with a window into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2017, our members included approximately 3,900 U.S. hospitals and health systems and approximately 150,000 other providers and organizations. Approximately 380 individuals, representing approximately 195 of our U.S. hospital members, sit on 22 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, ten senior executives from our U.S. hospital member owner systems currently serve on our Board of Directors. Other than GNYHA Services, Inc. ("GNYHA") and its member organizations, which accounted for 7%, 9% and 9% of our net revenue in the fiscal years ended June 30, 2017, 2016 and 2015, respectively, no individual member or member owner systems accounted for more than 5% of our net revenue in such periods. Total GPO purchasing volume by all members participating in our GPO was approximately $56 billion and $48 billion for the calendar years 2016 and 2015, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2017	2016	2015	3 Year Average
GPO retention rate (a)	99%	97%	99%	98%
SaaS institutional renewal rate (b)	95%	92%	94%	94%

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

Our Business Segments
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management and manage our business through two business segments: Supply Chain Services and Performance Services, as addressed in Note 21 - Segments to the audited consolidated financial statements of this Annual Report. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites, integrated pharmacy offerings and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® collaborative. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our national portfolio of approximately 2,300 contracts with approximately 1,300 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
Our contract portfolio is designed to offer our healthcare provider members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members' specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts with suppliers on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by the particular member with assistance from our field force. Since there are no specific fulfillment requirements needed in our single and multi-source contracts in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a health system.
We continually innovate our GPO programs and supply chain platforms. For example, our GroupBuy program enables coordinated, limited-time, volume-driven purchasing opportunities that offer savings beyond regular contract pricing. Through a proprietary web-based application, we offer our members the opportunity to aggregate committed volumes and achieve additional price discounts while allowing our suppliers to sell targeted products, including time-sensitive or excess inventory, more efficiently and at reduced costs.
Our GPO programs target multiple markets, including acute care and alternate site settings. Our alternate site program, one of the largest in the United States with approximately 150,000 members as of June 30, 2017, includes the following:
Continuum of Care.    Alternate sites served by our Continuum of Care GPO program include long-term care and senior living, ambulatory care, first responders and emergency medical services, home health, imaging centers and surgery centers. Our Continuum of Care GPO members have access to nearly all of our GPO supplier contracts, including medical and surgical products, pharmaceuticals, laboratory supplies, facilities and construction, capital equipment, information technology, food and nutritional products and purchased services, as well as additional GPO supplier contracts accessed through our consolidated subsidiaries, Innovatix, LLC ("Innovatix") and Essensa Ventures, LLC ("Essensa"), together one of the nation's largest alternate site GPOs.
ProviderSelect MD®.    ProviderSelect MD® is one of the nation's largest group purchasing programs for physicians. Focused specifically on independent physician practices, the program offers members access to nearly all of our GPO supplier contracts.
Premier REACH®.    Premier REACH® is a group purchasing program for non-healthcare entities, including education (e.g., K-12 schools, colleges and universities, and early childhood education), hospitality, recreation (e.g., stadiums, parks and fairgrounds) and employee food programs. Our Premier REACH® members have access to nearly all of our GPO supplier contracts including food service, facilities products and services, information technology and administrative services. The Premier REACH® program will be integrated with the Innovatix Business and Industries program that was acquired as part of the acquisition of Innovatix and Essensa on December 2, 2016. The combination of these programs is expected to increase our presence in the non-healthcare marketplace.
Integrated Pharmacy.    Through our integrated pharmacy business, we provide a complete service offering for our members to improve access to medication and to better manage patient therapy for chronically-ill patients with specialty drug needs and genetic disorders. Our integrated pharmacy business delivers traditional pharmacy dispensing services (i.e., retail and mail order), as well as “integrated pharmacy” services, which fully integrate the administrative coordination, patient care management, and data management reporting functions that ultimately service the needs of patients, providers, payers, and pharmaceutical manufacturers. The business serves as a scaled solution for our members and to provide an integrated pharmacy “care hub” to meet the unique integrated pharmacy needs of health systems across the continuum of care. We provide robust clinical management programs that are targeted toward those disease states where best-in-class care pathways and interventions by clinically-trained pharmacists are essential for patient adherence and compliance. Our “care hub” capabilities enable members to more effectively care for complex patient populations, improve clinical quality and safety, and harness otherwise unavailable clinical data.
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
ASCEND® Collaborative. Our ASCEND® Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the collaborative. Through our ASCEND® Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2017, approximately 860 U.S. hospital members, which represent approximately 120,000 hospital beds, participated in our ASCEND® Collaborative. These hospital member participants have identified approximately $339.0 million in additional savings as compared to their U.S. hospital peers not participating in ASCEND® since its inception in 2009. For calendar year 2016, these member participants had approximately $16.4 billion in annual supply chain purchasing spend.
Performance Services
Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and advisory services. We believe we are one of the largest informatics and advisory services businesses in the United States focused on healthcare providers, professional associations, pharmaceutical companies and device manufacturers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our Performance Services segment includes our PremierConnect® technology offerings, advisory services, collaboratives, government services and insurance management services, as follows:
PremierConnect®:
We seek to deliver our healthcare cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management. Our platform allows us to deliver applications that are highly flexible and extendable across healthcare delivery systems. We leverage advanced data science in our informatics applications to help members make smarter cost and quality decisions. We also provide complete packaged integrations and connectors for our cloud-based solutions to operate in conjunction with legacy healthcare IT systems, which substantially reduces time, complexity and cost associated with integrations for our members.
PremierConnect is designed to deliver specific functionalities to our members to address existing cost and quality imperatives, help them manage a value-based care reimbursement model and support their regulatory reporting framework. We also provide members optimized web-based communities and research capabilities to capture utilization best practices and clinical surveillance improvement. Our service models allow members to consistently use our resources to inform vital decisions. PremierConnect solutions are organized into five areas: Quality & Regulatory reporting, Clinical Surveillance & Safety, Supply Chain & ERP, Operations and integrated Enterprise Analytics.
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
PremierConnect Clinical Surveillance & Safety. The PremierConnect Clinical Surveillance & Safety domain enables health systems and providers to improve patient safety, including ongoing infection prevention, antimicrobial stewardship, reduction of hospital-acquired conditions and real-time clinical surveillance used to drive faster, more informed decisions.

PremierConnect Supply Chain & ERP. The PremierConnect Supply Chain & ERP domain enables health systems and providers to lower supply chain costs through leading supply chain management analytics, evidence-based purchasing, and innovative enterprise resource planning ("ERP") workflow that drives efficiency and effectiveness throughout the entire procurement life cycle. This healthcare-only ERP solution also extends into accounts payable, general ledger and financial reporting.
PremierConnect Operations. The PremierConnect Operations domain enables health systems and providers to optimize labor management with integrated financial reporting and budgeting across the continuum of care. These applications integrate benchmarking and productivity data from acute, outpatient and ambulatory settings.
PremierConnect® Enterprise Analytics. The PremierConnect Enterprise Analytics domain enables health systems and providers to leverage integrated analytics across all of Premier's subject matter expertise. This solution includes integrating a member's custom data into a hosted and integrated data warehouse and analytics platform. This solution provides data acquisition, management and governance capabilities for health systems and extends this capability to research, life sciences and value-based care programs.
Advisory Services:
Our advisory services, provided through Premier Performance Partners, seek to drive change and improvement in cost reduction, quality of care and patient safety, and prepare our members to succeed in a population health environment. We use an income statement method to address every area affecting the member's bottom line, finding opportunities in both revenue enhancement and expense management. Premier Performance Partners offers expertise and capabilities in the following areas: care coordination and physician engagement, clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items (PPI), reform readiness assessment, clinical integration and population health operations and analytics, purchased services assessment, revenue cycle management and recovery audit contractor (RAC) readiness, service line improvement, strategic and business planning and supply chain transformation.
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
Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST® Collaborative (QUEST®), we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. QUEST® builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to hospitals for high quality in several clinical areas and reported quality data on its website. The collaborative currently targets improvements in seven domains, including evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate hospital use and community health. Historically, there were approximately 350 participating U.S. hospitals in the QUEST® 3.0 Collaborative, which sunset on December 31, 2016. In January 2017, we released the QUEST® 2020 collaborative, which was expanded to include additional focus areas, and which will continue to operate for the next three years. As of June 30, 2017, there were approximately 200 hospitals that have signed up for the QUEST® 2020 collaborative and that are working together to utilize our SaaS informatics products to develop highly standardized quality, safety and cost metrics. QUEST® seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists elsewhere today. We believe that our members who participate in QUEST® are better prepared to deal with healthcare reform requirements and, by improving in the seven domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members' Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members. As of June 30, 2017, we had approximately 50 health care systems and over 120 hospitals participating in our Bundled Payment Collaborative.
The Population Health Management Collaboratives. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value based care and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2017, we had 70 health systems and Clinically Integrated Networks, comprised of over 500 hospitals in 42 states participating in our PHM Collaborative.
Hospital Improvement Innovation Network (formerly Partnership for Patients Collaborative). In September 2016, CMS awarded us a Partnership for Patients ("PfP") Hospital Improvement Innovation Network ("HIIN") contract to continue our prior Hospital Engagement Network efforts. The PfP initiative is a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form PfP to decrease preventable hospital-acquired conditions and readmissions. Our HIIN serves as a live learning lab for hospitals and utilizes HIIN partners to accelerate improvement efforts throughout multiple healthcare areas. As of June 30, 2017, we had approximately 475 hospitals participating in our HIIN collaborative.
Data Alliance Collaborative. A group of the nation's leading health systems have launched the Data Alliance Collaborative to ensure that healthcare providers have the technology and analytics in place to improve quality and lower costs. These forward-thinking providers are working together with Premier to disrupt the way healthcare information technology is developed. Data Alliance Collaborative members are using integrated data (e.g., clinical, claims, labor, supply chain, administrative, financial, patient experience, genomics, etc.) to develop new insights and answer the complex questions driven by the transformation to population-based care. They are innovating collaboratively to meet their current needs and are creating the conceptual and technical foundation that enables them to respond nimbly to an uncertain future. As of June 30, 2017, our Data Alliance Collaborative included 12 integrated data networks encompassing over 230 hospitals.
Insurance Services:
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
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs and through product sales in connection with our integrated pharmacy and direct sourcing activities. Our Performance Services segment has three main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives and (iii) professional fees for our advisory services.
Supply Chain Services
Pursuant to the terms of GPO participation agreements entered into by the member owners (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information), each of the member owners generally receives revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. In addition, our two largest regional GPO member owners, which represented an aggregate of approximately 16% of our gross administrative fees revenue for the year ended June 30, 2017, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with such member owner's Premier GPO Agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Subject to certain termination rights, these GPO participation agreements are for an initial five-year term and expire on September 30, 2018, although our two largest regional

GPO member owners have entered into agreements with seven-year terms, which expire on September 30, 2020. GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (September 30, 2017, in the case of five-year agreements), or sixth anniversary (September 30, 2019, in the case of seven-year agreements), of the then-current term, that such member owner desires to terminate the GPO participation agreement effective upon the expiration of the then-current term. In connection with these upcoming renewal notice deadlines, we have contacted member owners regarding their intentions with respect to renewals and we expect a significant number of members to renew.
Certain terms of the GPO participation agreements vary as a result of provisions in our pre-IPO arrangements with member owners that conflict with the terms of our standard GPO participation agreements and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements at the time of the IPO with certain terms that vary from the standard form. The agreements were approved by the member agreement review committee of our Board of Directors, based upon regulatory constraints, pending merger and acquisition activity or other exigent circumstances affecting those member owners. Certain non-owner members operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the current GPO participation agreements.
In our integrated pharmacy, we earn revenue from product sales and other services. Revenues are earned through traditional pharmacy dispensing services (i.e., retail and mail order), as well as “specialty pharmacy” services, including 340B drug pricing program dispensing services, administrative coordination, patient care management and data management reporting functions. Our integrated pharmacy contracts generally range from one to three years in length, and, except for exclusive networks, there are generally no guaranteed sales associated with a payer network contract.
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
Performance Services
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for advisory and government services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by subscription and size of the subscriber. Informatics subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 60 to 300 days following contract execution before the SaaS informatics products can be fully utilized by the member.
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
Sales
We conduct sales through our embedded field force, our dedicated national sales team and our Premier Performance Partners advisors, collectively comprised of approximately 630 employees as of June 30, 2017.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2017, our field force was deployed to seven geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.
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
Intellectual Property
We offer our members a range of products to which we have appropriate intellectual property rights, including online services, best practices content, databases, electronic tools, web-based applications, performance metrics, business methodologies, proprietary algorithms, software products and advisory services deliverables. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, domain names and other intellectual property rights that, in the aggregate, are of material importance to our business.
We protect our intellectual property by relying on federal, state and common law rights, as well as contractual arrangements. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
Research and Development
Our research and development, or R&D, expenditures primarily consist of our strategic investment in internally developed software to further our initiatives, and new product development in the areas of cost management, quality and safety and population health management. We have also made significant investments in our SaaS informatics product offerings. We expensed $3.1 million, $2.9 million and $2.9 million for R&D activities for fiscal years 2017, 2016 and 2015, respectively, and capitalized software development costs of $66.6 million, $61.0 million and $57.9 million for fiscal years 2017, 2016 and 2015, respectively. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
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
The primary competitors to our Supply Chain Services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Intalere Inc., Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs in this segment. Our integrated pharmacy competes with Accredo (owned by Express Scripts Holding Co.), BriovaRx, CVS Caremark Specialty Pharmacy (owned by CVS Health Corporation), Diplomat Pharmacy, Walgreens Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Health Catalyst, LLC, IBM Corporation, Infor, Inc., McKesson Corporation and Oracle Corporation, and (ii) consulting and outsourcing firms such as The Advisory Board Company, Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc.
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
We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A. Risk Factors” for a more detailed discussion.
Affordable Care Act
The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Because implementation of many provisions of the ACA remains unsettled, we do not know what effect the ACA or state law proposals may have on our business. The 2016 election of President Trump and Republican majorities in both houses of Congress has resulted in additional efforts to repeal, replace, modify or delay implementation of the ACA, although these efforts are uncertain in light of the as-now discontinued efforts in the Senate to pass repeal and replace legislation. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA and it is not known how the administration will proceed if repeal and replace legislation is not passed by Congress. In June 2017, the House of Representatives passed legislation to repeal and replace the ACA, however in July 2017, the Senate rejected legislation to repeal and replace the ACA.
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
To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our IPO on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, will concur that these actions satisfy their applicable rules and regulations.
False Claims Act. Our business in general, and our integrated pharmacy in particular, is also subject to numerous federal and state laws that forbid the submission or "causing the submission" of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid or other governmental healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. A claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
Privacy and Security Laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as "protected health information." The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the Privacy Rule and only if certain complex requirements are met. In addition to following these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organizational, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries, media outlets and HHS when there has been an improper use or disclosure of protected health information.
Our integrated pharmacy, our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." From time to time, as part of our integrated pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a "business associate" of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into "business associate agreements" with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

(i)	as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,

(ii)	that we will implement reasonable and appropriate administrative, organizational, physical and technical safeguards to protect such information from impermissible use or disclosure,

(iii)	that we will enter into similar agreements with our agents and subcontractors that have access to the information,

(iv)	that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information, and

(v)	that we will assist the covered entity with certain of its duties under HIPAA.
With the enactment of the Health Information Technology for Economic and Clinical Health, or HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. In 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expanded the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that an improper use or disclosure of protected health information under certain circumstances requires notice to affected patients/beneficiaries, media outlets and HHS.
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
Antitrust Laws
The Sherman Antitrust Act and related federal and state antitrust laws are complex laws that prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, or the Healthcare Statements, the DOJ and the Federal Trade Commission, or FTC, set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers. Under this antitrust safety zone, the DOJ and FTC will not challenge, except in extraordinary circumstances, joint purchasing arrangements among healthcare providers that meet two basic conditions: (i) the purchases made by the healthcare providers account for less than 35% of the total sales of the purchased product or service in the relevant market; and (ii) the cost of the products and services purchased jointly account for less than 20% of the total revenues from all products and services sold by each competing participant in the joint purchasing arrangement.
We have attempted to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. No assurance can be given that enforcement authorities will agree with this assessment. In addition, private parties also may bring suit for alleged violations under the U.S. antitrust laws. From time to time, the group purchasing industry comes under review by Congress and other governmental bodies with respect to antitrust laws, the scope of which includes, among other things, the relationships between GPOs and their members, distributors, manufacturers and other suppliers, as well as the services performed and payments received in connection with GPO programs.
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
Corporate Compliance Department
We execute and maintain a compliance and ethics program that is designed to assist the Company and its employees conduct operations and activities ethically with the highest level of integrity and in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with education that has been developed to communicate our standards of conduct, compliance policies and procedures as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a third party toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics & Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.
Employees
As of June 30, 2017, we employed approximately 2,400 persons, approximately 41% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.
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
We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), Instagram (https://instagram.com/premierha), Foursquare (https://foursquare.com/premierha) and Premier's blog (http://www.actionforbetterhealthcare.com).
Except as specifically indicated otherwise, the information available on our website, the SEC's website and the social media outlets identified above, is not and shall not be deemed a part of this Annual Report.

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. Before making an investment in our Class A common stock or other securities we may have outstanding from time to time, you should carefully consider the following risks, as well as the other information contained in this annual report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, an investment in our Class A common stock or other securities we may have outstanding from time to time could decline, and you may lose part or all of the value of your investment. This section does not describe all risks that are or may become applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. Some statements in this annual report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of such statements and their limitations. More detailed information concerning other risks or uncertainties we face, as well as the risk factors described below, is contained in other sections of this annual report.
Risks Related to Our Business
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition.” The primary competitors for our Supply Chain Services segment are other large GPOs, including in certain cases GPOs owned by healthcare providers. Our integrated pharmacy competes both with large national pharmacies and smaller local specialty pharmacies. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities, and includes information technology providers and consulting and outsourcing firms.
With respect to our products and services in both segments, we compete on the basis of several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater name recognition, have larger member bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our members and potential new members.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members' organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
We may experience significant delays in recognizing revenue or increasing revenue if the sales cycle or implementation period with potential new members takes longer than anticipated.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing members. The evaluation and purchasing process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members' internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our anticipated financial benefits from sales of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in accounting standards that impact revenue recognition could adversely impact our ability to recognize revenue consistent with our historical practices and could have a material adverse effect on our business, financial condition and results of operations.
Member participation in our GPO programs may be terminated with limited or no notice and without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
We entered into new GPO participation agreements with all of our member owners existing immediately prior to the completion of our IPO. These GPO participation agreements are generally for an initial five-year term, although our two largest regional GPO member owners have entered into agreements with seven-year terms. These GPO participation agreements are generally terminable at any time by either party, upon one year's prior written notice, in addition to being terminable for cause. In addition, our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (September 30, 2017, in the case of five-year agreements), or sixth anniversary (September 30, 2019, in the case of seven-year agreements), of the then-current term, that such member owner desires to terminate the GPO participation agreement effective upon the expiration of the then-current term.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services; a failure in any of these areas may result in the loss of members. In addition, members may seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans or economic conditions in general. When contracts are reduced, canceled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
The markets for our non-GPO services and products may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
Our success will depend on the willingness of existing and potential new members to increase their use of our SaaS informatics products. Many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services. Furthermore, some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would significantly adversely affect our business, financial condition and results of operations.
Our members are highly dependent on payments from third-party healthcare payers, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and consequently our business.
Our members derive a substantial portion of their revenue from third-party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members purchase or otherwise obtain through us is available to our members from governmental health programs, private health insurers, managed care plans and other third-party payers. These third-party payers are increasingly using their enhanced bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members' ability to obtain adequate reimbursement for our products and services. If third-party payers do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.
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
Historically, we have derived a substantial amount of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers which provide products and services to our members at reduced costs and which pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days' notice. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees pursuant to our arrangement with that supplier, which could adversely affect our business, financial condition and results of operations. In addition, if we lose a relationship with a GPO supplier we may not be able to negotiate similar arrangements for our members with other suppliers on the same terms and conditions or at all, which could damage our reputation with our members and adversely impact our ability to maintain our member agreements or expand our membership base and could have a material adverse effect on our business, financial condition and results of operations.
In addition, CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs to the extent that such fees meet CMS's “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, which could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us.
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
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members' requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high quality products and services that members and potential new members will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity or are not effectively brought to market we may lose existing members and be unable to obtain new members and our results of operations may suffer.

We derive a significant portion of our revenues from our largest members, some of which are also GPOs that serve our members.
Our top five members, all of which are participants in our group purchasing programs, comprised approximately 16% of our consolidated net revenues for the year ended June 30, 2017. Our largest member, GNYHA and its member organizations, comprised approximately 7% of our consolidated net revenues for the same period. The sudden loss of any significant member or a number of smaller members that are participants in our group purchasing programs could materially and adversely affect our operating results. In addition, certain of our significant members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our Supply Chain Services segment and materially and adversely affect our operating results.
Our acquisition activities could result in operating difficulties, dilution, unrecoverable costs and other negative consequences, any of which may adversely impact our financial condition and results of operations.
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms, and acquired assets or businesses may not be successfully integrated into our operations or provide anticipated financial benefits. Any acquisitions we complete will involve risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	failure of a selling party to produce all material information during the pre-acquisition due diligence process, or to meet their obligations under post-acquisition agreements;

•	potential liabilities of an acquired company, some of which may not become known until after the acquisition;

•	an acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such company into compliance;

•	an acquired company's general information technology controls may not be sufficient to prevent unauthorized access or transactions, cyber-attacks or other data security breaches;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our existing core businesses;

•	encountering difficulties in identifying and acquiring products, technologies, or businesses that will help us execute our business strategy;

•	entering new markets in which we have little to no experience;

•	impairing relationships with employees, members, and strategic partners;

•
failing to implement or remediate controls, procedures and policies appropriate for a public company at acquired companies lacking such financial, disclosure or other controls, procedures and policies, potentially resulting in a material weakness in our internal controls over financial reporting;

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
We participate in businesses that are subject to substantial litigation. We are from time to time involved in litigation, which may include claims relating to commercial, product liability, torts, personal injury, employment, antitrust, intellectual property or other regulatory matters. Additionally, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and other material limitations on our business. Furthermore, as a public company, we may become subject to stockholder derivative or other litigation.
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
We may become subject to additional litigation in the future. These claims may result in significant defense costs or may compel us to pay significant fines, judgments or settlements, which, if uninsured, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, certain litigation matters could adversely impact our commercial reputation, which is critical for attracting and retaining suppliers and member participation in our GPO programs. Further, stockholder litigation may result in adverse investor perception of our company, negatively impact our stock price and increase our cost of capital.
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
Our ability to deliver our Performance Services segment products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone, Wi-Fi, facsimile and pager systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We are also currently in the process of migrating some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

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
Moreover, our internal data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we are [currently in the process] of migrating some of our data center operations to third-party data-hosting facilities. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
If our security measures are breached or fail and unauthorized access to a member's data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur significant liabilities.
Our services involve the web-based storage and transmission of members' proprietary information and protected health information of patients. From time to time we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and efforts to prevent future occurrences.
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
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.
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
Contracts in the prescription drug industry, including our contracts within our integrated pharmacy business, generally use “average wholesale price,” or AWP, which is published by a third party, as a benchmark to establish pricing for prescription drugs. Various federal and state government agencies and prosecutors, as well as legislators and private litigants, have challenged the use of AWP for prescription drug reimbursement, as well as the manner by which AWP is calculated. Thus, some publishers have ceased providing AWP information, and the uncertainty related to continued AWP industry pricing benchmarks and the lack of reliable alternate pricing sources could have a material adverse effect on our business, financial condition and results of operations in future periods.
Our net revenues and profitability may be negatively impacted and our ability to grow our specialty pharmacy could be limited if we do not maintain and expand our existing base of drugs, if we lose patients, if manufacturers limit or cease doing business with us, or as a result of increased competition or cuts in governmental programs or reimbursement rates.
The specialty pharmacy business is highly competitive, both in terms of access to drugs and prescription volume. We dispense significant volumes of brand-name and generic drugs from our specialty pharmacies. Our specialty pharmacy business focuses on complex and high-cost medications that serve a relatively small patient population. Accordingly, our future growth relies, in part, on maintaining and expanding our base of drugs or penetration in certain disease states. Sales volumes at our specialty pharmacy could also be negatively impacted due to increases in the safety/risk profiles or manufacturing issues of specific drugs, product withdrawals by manufacturers or transitions to over-the-counter products. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes may decline. Any loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
The financial success of our specialty pharmacy business also depends, in part, on the extent to which we have payer coverage (e.g., from governmental health programs, private health insurers, managed care plans and other third-party payers) that allows us to be reimbursed for the specialty drugs that we dispense to our patients. If third-party payers do not approve our specialty drugs for reimbursement or fail to reimburse for them adequately, we may experience reduced demand such drugs. In addition, industry trends may result in health plans contracting with a single provider for specialty pharmacy services and manufacturers limiting their business with regional providers of these services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business, financial condition and results of operations could be adversely affected.
Our direct sourcing activities depend on contract manufacturing facilities located in various parts of the world, and any physical, financial, regulatory, environmental, labor or operational disruption or product quality issues could result in a reduction in sales volumes and the incurrence of substantial expenditures.
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in China, Malaysia, Turkey and Thailand. Operations at these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, an earthquake, hurricane, flood, tsunami or other natural disaster or significant labor strikes, work stoppages or political unrest. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
A substantial portion of the manufacturing for our direct sourcing activities is conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources. Additionally, the facilities in China with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, and rising labor costs as a result of minimum wage laws, scheduling and overtime requirements.
If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel, including our executive officers and other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel, if we lose key personnel unexpectedly. In addition, to the extent we lose an executive officer or senior manager, we may incur increased expenses in connection with the hiring, promotion or replacement of these individuals and the transition of leadership and critical knowledge. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we could be subject to claims of intellectual property infringement, misappropriation or other intellectual property violations as our applications' functionalities overlap with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property used in the conduct of our business. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Such claims also might require indemnification of our members at significant expense.
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
Changes in tax laws could materially impact our effective tax rate, income tax expense, cash flows, TRA liabilities and profitability.
Current economic and political conditions in United States could result in significant changes in U.S. tax laws. There have been proposals to reform U.S. tax laws that could significantly impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such proposals will pass, several of the proposals considered, if enacted into law, could have a material impact on our effective tax rate, income tax expense, cash flows, TRA liabilities and profitability.
We may need to obtain additional financing which may not be available or may be on unfavorable terms and result in dilution to, or a diminution of the rights of, our stockholders and cause a decrease in the price of our Class A common stock.
We may need to raise additional funds in order to, among other things:

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
We have a five-year $750 million unsecured revolving credit facility, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $250 million on terms and conditions mutually acceptable to the parties. As of June 30, 2017, we had $220.0 million outstanding under this credit facility.
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
The occurrence of any one of these events could cause an increase in our cost of capital and thus have a material adverse effect on our cost of capital, business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.
Our unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the credit facility includes cross-default provisions and requires us to meet specified financial ratios and tests. In addition, any debt securities we may issue in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.
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
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly, as well as our ability to increase the number of programs and services that we sell to our members and other customers. The life sciences and healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.

In March 2010, President Obama signed into law the ACA. The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. Regulations for implementing various provisions of the ACA are being released on an ongoing basis, and we do not know what effect the federal ACA or any state law proposals may have on our business. Further, disparate political views regarding the ACA create uncertainty regarding the law's continued existence in its current form or an amended form or a total replacement. This uncertainty as to the law's future, or the possible amendment or replacement of the law in the future, could adversely affect our business. The 2016 election of President Trump and Republican majorities in both houses of Congress has resulted in additional efforts to repeal, replace, modify or delay implementation of the ACA, although the efforts are uncertain in light of the as-now discontinued efforts in the Senate to pass repeal and replace legislation. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA and it is not known how the administration will proceed if repeal and replace legislation is not passed by Congress. In June 2017, the House of Representatives passed legislation to repeal and replace the ACA, however in July 2017, the Senate rejected legislation to repeal and replace the ACA. The impact of a repeal or any amendment or replacement of the law on us or our members is uncertain and could adversely affect our business and financial performance.
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
CMS has provided specific guidance on the proper treatment on Medicare cost reports of revenue distributions received from GPOs, including us. To assist our members that report their costs to Medicare to comply with these guidelines, such members are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our IPO on their cost reports. We furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. Any determination by a state or federal agency that the provision of such elements of value violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.

In the lead-up to our 2013 IPO, a former GPO competitor raised concerns that the manner in which our IPO was communicated to our current and prospective member owners could violate the Anti-Kickback Statute. In addition, we periodically receive and respond to questions from government agencies on various matters, and we responded to an informal request in July 2014 from the HHS Office of Inspector General to analyze and discuss how the GPO Participation Agreements comply with the discount safe harbor to the Anti-Kickback Statute. We have had no further correspondence or interaction, oral or written, with the HHS Office of Inspector General regarding Anti-Kickback Statute compliance since that time. There is no safe harbor to the Anti-Kickback Statute that is applicable in its entirety across all of the agreements with our members, and no assurance can be given that the HHS Office of Inspector General or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms, agreements and related communications with members, or our relationships with our members violates the Anti-Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business and could disqualify us from providing services to healthcare providers doing business with government programs and, thus, result in a material adverse effect on our business, financial condition and results of operations.
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 are from $11,000 to $21,563 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
Our specialty pharmacies, our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” From time to time, as part of our integrated pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, advisory or other operational and compliance services to these members, we are a “business associate” of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any improper use or disclosure of protected health information requires notice to affected patients/beneficiaries and HHS.
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
We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect the demand for our products and services, our business or the associated costs of compliance.
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
If we become subject to regulation by the Food and Drug Administration because the functionality in one or more of our software applications causes the software to be regulated as a medical device, our financial results may be adversely impacted due to increased operating costs or delayed commercialization of regulated software products.
The Food and Drug Administration ("FDA") has the authority to regulate products that meet the definition of a medical device under the Food, Drug and Cosmetic Act. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations, we could be required to:

•	register our company and list our FDA-regulated products with the FDA;

•	obtain pre-market clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;

•	obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;

•	submit to inspections by the FDA; and

•
comply with various FDA regulations, including the agency’s quality system regulation, medical device reporting regulations, requirements for medical device modifications, requirements for clinical investigations, corrections and removal reporting regulations, and post-market surveillance regulations.

The FDA can impose extensive requirements governing pre- and post-market activities, such as clinical investigations involving the use of a regulated product, as well as conditions relating to clearance or approval, labeling and manufacturing of a regulated product. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. Any application of FDA regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for regulated software products, and making it uneconomical to offer some software products.
Our integrated pharmacy operations are subject to governmental regulations, procedures and requirements; and noncompliance therewith or a significant regulatory change could adversely affect our business, results of our operations or financial condition.
In addition to the other laws and regulations we face, our integrated pharmacy business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. The regulations to which our integrated pharmacy operations are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; supply chain security; dispensing and sale of controlled substances; regulations regarding e-prescriptions and electronic medical records, applicable Medicare and Medicaid regulations, including the Medicare Part D program; HIPAA; regulations governing aspects of healthcare plan arrangements; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration, as well as state boards of pharmacy and other state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws and regulations governing the practice of the profession of pharmacy. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension or disgorgement of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties.
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
Risks Related to Our Structure
Premier, Inc. is a holding company with no material business operations of its own, and it depends on distributions from Premier LP to pay taxes, make payments under the TRAs and pay any cash dividends, if declared, on our Class A common stock.
Premier, Inc. is a holding company with no material operations of its own, and it currently has no independent ability to generate revenue. Consequently, Premier, Inc.'s ability to obtain operating funds currently depends upon distributions from Premier LP to Premier GP and then from Premier GP to Premier, Inc. In accordance with the LP Agreement, subject to applicable laws and regulations and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions to Premier GP and to the holders of Class B common units to facilitate the payment of taxes, as may be required. Premier GP distributes any amounts it receives from Premier LP to Premier, Inc., and Premier, Inc. uses such amounts to (i) pay applicable taxes, (ii) meet its obligations under the TRAs and (iii) meet its obligations to the member owners under the Exchange Agreement if such member owners elect to exchange their Class B common units for shares of our Class A common stock and we elect to pay some or all of the consideration to such member owners in cash.
In addition, pursuant to the GPO participation agreements, Premier LP generally is contractually required to pay each member owner a 30% revenue share, and pay other designated revenue shares to some members, of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO agreements and contracts. Additionally, our two largest regional GPO member owners, which represented approximately 16% of our gross administrative fee revenue for the year ended June 30, 2017, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with their Premier GPO Agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us.
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.'s liquidity and financial condition could be materially and adversely affected. The declaration and payment of future dividends by us, if any, will be at the discretion of our Board of Directors and will depend on, among other things, financial results and cash flows from Premier LP's operations, our strategic plans and such other factors as our Board of Directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.
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
In addition, our relationship with our member owners, who are both our members and own a significant percentage of our common stock and the units of Premier LP, could create conflicts of interest among the member owners, or between the member owners and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our member owners. In addition, conflicts of interest may arise among the member owners based on certain allocations of net profits that the member owners may receive in proportion to their relative participation in our products and services. Except as set forth in the TRAs, the GPO participation agreements and the LP Agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a member owner or between member owners. If we are unable to resolve any actual or potential conflicts between us and a member owner, or if we are forced to resolve one or more conflicts on terms that are less favorable to us than if we were negotiating with an unaffiliated party, we may experience a material adverse effect on our business operations, financial condition and results of operations.
Our member owners are able to exercise significant control over us, including through the election of all of our directors.
A number of our Board members are employees of member owners. In addition, our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Class B common stock, giving them control of approximately 63% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2017. Our member owners also own, from time to time, shares of our Class A common stock, thereby further increasing their aggregate voting power. Pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement"), the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, our member owners have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our Board of Directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
In addition, at June 30, 2017 our member owners owned 100% of our outstanding Class B common units, representing approximately 63% of the outstanding units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the TRAs and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners' tax or other considerations even where no similar benefit would accrue to us or our stockholders.
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
Our member owners, acting as a group pursuant to the terms of the Voting Trust Agreement, own more than 50% of the total voting power of our outstanding common stock and we are a “controlled company” under NASDAQ corporate governance standards. As a controlled company, we are not required by NASDAQ for continued listing of Class A common stock to (i) have a majority of independent directors, (ii) maintain an independent compensation committee or (iii) maintain an independent nominating function. We are taking advantage of all of these exemptions from NASDAQ listing requirements. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could preclude certain institutional investors from investing in our Class A common stock, make our Class A common stock less attractive to other investors and thus adversely impact or harm our Class A common stock price.
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
Any payments made under the TRAs with our member owners will reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Class B common units from the limited partners.
As a result of Premier, Inc.'s acquisition of Class B common units of Premier LP from the member owners in connection with our IPO, and any subsequent exchanges of Class B common units with us for shares of Class A common stock, we expect to become entitled to special tax benefits attributable to tax basis adjustments involving amounts generally equal to the difference between our purchase price for the acquired Class B common units (or, in the case of an exchange, the value of the shares of Class A common stock issued by us) and our share of the historic tax basis in Premier LP's tangible and intangible assets that is attributable to the acquired Class B common units. Pursuant to an agreement with each of our member owners in connection with our IPO, we must pay to the member owners 85% of the amount, if any, by which our tax payments to various tax authorities are reduced as a result of these special tax benefits. We are also obligated to make certain other payments on the occurrence of certain events that would terminate the agreement with respect to certain member owners. The tax basis adjustments, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of any exchanges between us and the member owners, the amount and timing of our income and the amount and timing of the amortization and depreciation deductions and other tax benefits attributable to the tax basis adjustments.

Assuming that Premier is able to timely realize anticipated tax benefits of tax basis adjustments from our IPO and subsequent exchanges, the future aggregate amount of payments to be made by the Company to the member owners is approximately $339.7 million as of June 30, 2017. Pursuant to the TRAs, payments are due to member owners to the extent that the Company recognizes the tax benefits attributable to the initial purchase of Class B common units from the member owners in conjunction with the IPO and subsequent quarterly exchanges between the Company and its member owners.
The TRAs provide that, in the event we exercise our right to early termination or in the event of a change in control or a material breach by us of our obligations, the agreements will terminate and the Company will be required to make a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRAs. These payments could be substantial and could exceed the actual tax benefits that we eventually receive as a result of acquiring Class B common units from the member owners. In the event that we do not have available capital on hand or access to adequate funds to make these payments, our financial condition would be materially adversely impacted.
Additionally, our ability to realize our 15% share of the total tax savings that we are entitled to retain under the TRAs depends on a number of assumptions. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders' equity could be negatively affected.
Changes to Premier LP's allocation methods or examinations or changes in interpretation of applicable tax laws and regulations by various tax authorities may increase a tax-exempt limited partner's risk that some allocated income is unrelated business taxable income.
The LP Agreement provides for the allocation of retained income to the limited partners of Premier LP, in part, according to the number of units owned rather than relative participation of the limited partners. A member owner that is a tax-exempt limited partner of Premier LP whose relative Class B common unit ownership is high compared to its relative participation may conclude, based on an analysis of its own facts and circumstances, that it has more federal unrelated business taxable income (or the state equivalent thereof), or UBTI, subject to tax than it had reported in the past, or may be at increased risk that the Internal Revenue Service, or IRS, or a state taxing authority will seek to increase the amount of income reported by the tax-exempt limited partner as UBTI. Further, the LP Agreement provides for the allocation of distributed income to be adjusted based on facts and circumstances as are determined appropriate by Premier GP. Such adjustments may also increase the amount of income reported by certain tax-exempt limited partners as UBTI. In addition, Premier LP's activities are subject to examination by various taxing authorities in the normal course, and such examinations could result in interpretations of applicable tax laws that would cause tax-exempt limited partners to recognize additional amounts of UBTI. Any increase in UBTI may cause a limited partner to leave Premier LP, which could have an adverse effect on our business, financial condition and results of operations.
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

In addition, we are subject to the provisions of Section 203 of the DGCL which limits, subject to certain exceptions, the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation's outstanding voting securities, or certain affiliated persons.
The Exchange Agreement contains rights of first refusal in favor of the other member owners and Premier LP in the event that a member owner desires to exchange its Class B common units for shares of our Class A common stock, cash or a combination of both. In addition, the TRAs contain a change of control provision which, if triggered, would require us to make a one-time cash payment to the member owners equal to the present value of the payments that are forecasted to be made under the TRAs based on certain assumptions.
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
Risks Related to Our Class A Common Stock
If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, or we may determine that our prior financial statements are not reliable, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Maintaining effective internal controls has been and will continue to be costly and may divert management's attention.
Our evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to (i) be unable to report our financial information on a timely basis or (ii) determine that our previously issued financial statements should no longer be relied upon because of a material error in such financial statements, and thereby result in adverse regulatory consequences, including sanctions by the SEC, violations of NASDAQ listing rules or stockholder litigation. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
The substantial number of shares of Class A common stock that will be eligible for sale upon exchange of Class B common units by our member owners in the near future could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale by our member owners will have on the market price of our Class A common stock from time to time. At June 30, 2017, we had 51,943,281 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.
At June 30, 2017, there were 87,298,888 Class B common units of Premier LP outstanding. In connection with the IPO, Premier, Inc., Premier LP and the member owners entered into an Exchange Agreement. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the Exchange Agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Audit and Compliance Committee of our Board of Directors, subject to certain restrictions. This exchange right can generally be exercised on a quarterly basis (subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP). In November 2014, we filed a registration statement with the SEC that registered under the Securities Act the resale of shares of Class A common stock received under the Exchange Agreement. On October 31, 2017, the fourth tranche of Class B common units, representing 15,398,424 units, will become eligible for exchange. Including Class B common units already eligible for exchange as of the date of this Annual Report, a cumulative amount of 39,872,212 Class B common units are expected to be eligible for exchange on October 31, 2017.

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
Moreover, Premier LP may issue additional limited partnership units to third parties without the consent of Class A common stockholders, which would reduce Premier, Inc.'s ownership percentage in Premier LP and have a dilutive effect on the amount of distributions made to Premier, Inc. by Premier LP. Any newly admitted Premier LP limited partners will receive Class B common units in Premier LP and an equal amount of shares of our Class B common stock. Any such issuances could materially and adversely affect the market price of our Class A common stock.
In addition to potential equity issuances described above, we also may issue debt securities that would rank senior to shares of our Class A common stock.
Upon our liquidation, holders of our preferred shares, if any, and debt securities and instruments will receive a distribution of our available assets before holders of shares of our Class A common stock. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional issuances of our Class A common stock, directly or through convertible or exchangeable securities (including Class B common units), warrants or options, will dilute the holders of shares of our existing Class A common stock and such issuances, or the anticipation of such issuances, may reduce the market price of shares of our Class A common stock. Any preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our Class A common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising efforts.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date.

As of June 30, 2017, we also occupy and lease smaller facilities in the following locations: El Segundo, California; San Diego, California; Washington, D.C.; Plantation, Florida; McHenry, Illinois; Overland Park, Kansas; New York, New York; Raleigh, North Carolina; Homestead, Pennsylvania; Sharon Hill, Pennsylvania; Memphis, Tennessee; College Station, Texas; Salt Lake City, Utah; and Charlottesville, Virginia. Leases for our smaller facilities approaching their stated expiration dates are generally extended pursuant to their terms or renegotiated as required. With respect to leases with stated expiration dates during the next fiscal year, we believe we will be able to extend or renegotiate such leases as necessary to meet our business needs.

We conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. We believe that our headquarters and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. See Note 20 - Commitments and Contingencies to the accompanying audited consolidated financial statements for more information about our operating leases.

Item 3. Legal Proceedings
We participate in businesses that are subject to substantial litigation. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort or personal injury, employment, antitrust, intellectual property or other matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business.
From time to time we have been named as a defendant in lawsuits brought by suppliers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 20 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2017
Fourth Quarter	$36.28	$31.42
Third Quarter	$32.86	$29.15
Second Quarter	$32.79	$28.27
First Quarter	$34.35	$30.61

Fiscal Year Ended June 30, 2016
Fourth Quarter	$35.11	$30.36
Third Quarter	$37.00	$29.68
Second Quarter	$37.24	$33.27
First Quarter	$39.11	$32.62
Holders
Based on the records of our Class A common stock transfer agent, as of August 18, 2017, there were 53,217,113 shares of our Class A common stock issued and outstanding, held by 43 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 18, 2017, 86,067,478 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Class B common stock voting trust and beneficially owned by our 169 member owners.
Dividend Policy
We did not pay any dividends during the fiscal years ended June 30, 2017 and 2016. We do not anticipate paying any cash dividends for the foreseeable future. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant. Our current credit facility includes restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Equity Compensation Plan Information, incorporated herein by reference.
Purchases of Equity Securities
There were no repurchases of Class A common stock during the year ended June 30, 2017. We do not have any publicly announced or other repurchase plans regarding our Class A common stock. During the year ended June 30, 2017, approximately 3.8 million shares of Class B common stock were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.

Company Stock Performance
The performance graph below shows a 45-month comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on September 26, 2013 (our first trading day), in each of:

•	our Class A common stock;

•	the NASDAQ Composite stock index (“NASDAQ Composite index”); and

•	a customized peer group of twelve companies selected by us (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our compensation committee for benchmarking purposes, for peer comparison purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and selected the companies in our Peer Group in April 2017. The Peer Group consists of the following twelve companies: Advisory Board Company, Allscripts Healthcare Solutions Inc., athenahealth, Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., IHS Markit, Ltd., Magellan Health Inc., Navigant Consulting Inc., Owens & Minor Inc., Patterson Companies Inc. and Quality Systems Inc. During a portion of the fiscal year ended June 30, 2016, our Peer Group also included MedAssets, Inc. and IMS Health Holdings, Inc. During a portion of the fiscal year ended June 30, 2017, our Peer Group also included IHS, Inc. (which was acquired by IHS Markit, Ltd. on July 12, 2016). These three companies have been omitted from the current Peer Group and the performance graph below solely because they are no longer stand-alone publicly traded companies in our line of business or industry.
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

Value of Investment as of Stated Date:
Company/Index Name	9/26/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017
Premier, Inc. Class A Common Stock (a)	$100.00	$94.62	$125.48	$106.69	$117.46
NASDAQ Composite	$100.00	$118.03	$134.49	$131.58	$167.83
Peer Group (b)	$100.00	$103.97	$120.02	$110.06	$119.35

(a)	As noted above, we have not paid any cash dividends during the period covered by the graph.

(b)	Includes the performance of IHS Markit, Ltd beginning on July 13, 2016.

(c)
We believe that the stock price of two members of the Peer Group, Advisory Board Company and athenahealth, Inc., reflect a trading premium due to market activities unrelated to their ongoing business operations. In February 2017, Advisory Board Company announced that it had commenced a process to explore strategic alternatives focused on maximizing shareholder value. In addition, during 2017, an activist hedge fund has disclosed in SEC filings on Schedule 13D that it has made investments in each of these two companies.

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Selected Financial Data
As of June 30, 2017, the Company, through its wholly-owned subsidiary, Premier GP, held a controlling general partner interest of approximately 37% in, and, as a result, consolidated the financial statements of, Premier LP. The limited partners' ownership of Premier LP of approximately 63% at June 30, 2017 is reflected as redeemable limited partners' capital in the Company's Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's Consolidated Statements of Income and within comprehensive income attributable to non-controlling interest in the Consolidated Statements of Comprehensive Income.

Immediately following the completion of the IPO, Premier Healthcare Solutions, Inc. ("PHSI"), a corporation through which we historically conducted the majority of our business, became our consolidated subsidiary and is considered our predecessor for accounting purposes. Accordingly, PHSI's consolidated financial statements are our historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.
We derived the selected historical consolidated financial data presented below for the years ended June 30, 2017, 2016, 2015, 2014 and 2013 from the audited consolidated financial statements and related notes of Premier, Inc. and PHSI, as applicable, included elsewhere in this Annual Report or as presented in previous annual reports on Form 10-K filed with the SEC. You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.
The following tables set forth selected historical consolidated financial and operating data for the five-year period ended June 30, 2017 (in thousands, except per share amounts) and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements contained elsewhere herein and in previous annual reports on Form 10-K filed with the SEC.

	Year ended June 30,
Consolidated Statements of Income Data:	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013
Net revenue:
Net administrative fees (5)	$557,468	$498,394	$457,020	$464,837	$519,219
Other services and support	363,087	337,554	270,748	233,186	205,685
Services	920,555	835,948	727,768	698,023	724,904
Products	534,118	326,646	279,261	212,526	144,386
Net revenue	1,454,673	1,162,594	1,007,029	910,549	869,290
Cost of revenue	680,048	457,056	396,910	307,625	237,413
Gross profit	774,625	705,538	610,119	602,924	631,877
Operating expenses:
Selling, general and administrative	405,471	403,611	332,004	294,421	248,301
Research and development	3,107	2,925	2,937	3,389	9,370
Amortization of purchased intangible assets	48,327	33,054	9,136	3,062	1,539
Operating expenses	456,905	439,590	344,077	300,872	259,210
Operating income	317,720	265,948	266,042	302,052	372,667
Other income, net (6)	213,571	18,934	5,085	58,274	12,145
Income before income taxes	531,291	284,882	271,127	360,326	384,812
Income tax expense	81,814	49,721	36,342	27,709	9,726
Net income	449,477	235,161	234,785	332,617	375,086
Net (income) loss attributable to non-controlling interest in S2S Global (7)	—	—	(1,836)	(949)	1,479
Net income attributable to non-controlling interest in Premier LP (8)	(336,052)	(193,547)	(194,206)	(303,336)	(369,189)
Net income attributable to non-controlling interest	(336,052)	(193,547)	(196,042)	(304,285)	(367,710)
Adjustment of redeemable limited partners' capital to redemption amount	(37,176)	776,750	(904,035)	(2,741,588)	—
Net income (loss) attributable to stockholders	$76,249	$818,364	$(865,292)	$(2,713,256)	$7,376

Weighted average shares outstanding:
Basic	49,654	42,368	35,681	25,633	5,858
Diluted	50,374	145,308	35,681	25,633	5,858

	Year ended June 30,
Consolidated Statements of Income Data:	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013
Earnings (loss) per share attributable to stockholders:
Basic	$1.54	$19.32	$(24.25)	$(105.85)	$1.26
Diluted	$1.51	$1.33	$(24.25)	$(105.85)	$1.26

	June 30,
Consolidated Balance Sheets Data:	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities, current	$156,735	$266,576	$387,189	$291,606	$255,619
Working capital (deficit) (9)	$(162,775)	$136,827	$275,533	$188,527	$212,490
Property and equipment, net	$187,365	$174,080	$147,625	$134,551	$115,587
Total assets	$2,507,836	$1,855,383	$1,530,191	$1,246,656	$598,916
Deferred revenue (10)	$44,443	$54,498	$39,824	$15,694	$18,880
Total liabilities	$1,031,506	$669,614	$568,461	$472,293	$213,513
Redeemable limited partners' capital (11)	$3,138,583	$3,137,230	$4,079,832	$3,244,674	$307,635
Class A common stock	$519	$460	$377	$324	$57
Additional paid-in capital	$—	$—	$—	$—	$28,866
Retained earnings (accumulated deficit)	$(1,662,772)	$(1,951,878)	$(3,118,474)	$(2,469,873)	$50,599
Total stockholders' equity (deficit)	$(1,662,253)	$(1,951,461)	$(3,118,102)	$(2,470,311)	$77,768

(1)
Amounts include the results of operations of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") from August 23, 2016, the date of acquisition of all of the membership interests of Acro Pharmaceuticals for $75.0 million, and the results of operations of Innovatix and Essensa from December 2, 2016, the date of acquisition of all the membership interests of Innovatix and Essensa for $325.0 million. Prior to December 2, 2016, we held 50% of the membership interests in Innovatix, and reported equity in net income of Innovatix within other income, net in the Consolidated Statements of Income. Both acquisitions were reported in our Supply Chain Services segment. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2017.

(2)
Amounts include the results of operations of InFlowHealth, LLC ("InFlow"), CECity.com, Inc. ("CECity") and Healthcare Insights, LLC ("HCI"), from October 1, 2015, August 20, 2015 and July 31, 2015, respectively, the dates of acquisition of all the membership interests of InFlow for $6.1 million, all the outstanding shares of CECity for $398.3 million, and all the membership interests of HCI for $64.3 million, respectively. All acquisitions were reported in our Performance Services segment. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2016.

(3)
Amounts include the results of operations of TheraDoc, Inc. ("TheraDoc") and Aperek, Inc. ("Aperek"), both in our Performance Services segment, from September 1, 2014 and August 29, 2014, respectively, the dates of acquisition of all the outstanding shares of common stock of TheraDoc for $108.6 million and Aperek for $47.4 million. Further, on February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of S2S Global, our direct sourcing business, for approximately $14.5 million. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2015.

(4)
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

(5)
Following the completion of the IPO, we are contractually required under the GPO participation agreements to pay each member owner revenue share from Premier LP generally equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. Prior to the IPO, we did not generally have a contractual requirement to pay revenue share to member owners participating in our GPO programs, but paid semi-annual distributions of partnership income. In addition, certain non-owner members have historically operated under, and, following the IPO, continue to operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the GPO participation agreements following the IPO.

(6)
Other income, net, consists primarily of a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 which occurred during the year ended June 30, 2017. In addition, other income, net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and realized gains and losses on our marketable securities.

(7)
Premier Supply Chain Improvement, Inc. ("PSCI") owns a 100% voting and economic interest in S2S Global as a result of its February 2, 2015 purchase of the remaining 40% non-controlling interest in S2S Global. Prior to February 2, 2015, PSCI owned a 60% voting and economic interest in S2S Global. Net (income) loss attributable to non-controlling interest in S2S Global represents the portion of net (income) loss attributable to the non-controlling equity holders of S2S Global prior to the February 2, 2015 purchase.

(8)
PHSI, through Premier Plans, LLC, owned a 1% controlling general partnership interest in Premier LP prior to the IPO. Net income attributable to non-controlling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 99% prior to the IPO and 63% at June 30, 2017, and may change each period as member ownership changes.

(9)
Working capital represents the excess (deficit) of total current assets less total current liabilities. At June 30, 2017, working capital includes the $228.0 million current portion of long-term debt which is recorded within current liabilities.

(10)
Deferred revenue is primarily related to deferred subscription fees and deferred advisory fees in our Performance Services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.

(11)
Redeemable limited partners' capital represents the member owners' ownership of Premier LP through their ownership of Class B common units. Pursuant to the terms of its limited partnership agreement in effect prior to the IPO, Premier LP was required to repurchase a limited partner's interest in Premier LP upon the sale of such limited partner's shares of PHSI common stock, such limited partner's withdrawal from Premier LP, or such limited partner's failure to comply with the applicable purchase commitments under the historical limited partnership agreement of Premier LP. Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as the withdrawal is at the option of each limited partner and the conditions of the repurchase are not solely within the Company's control. The Company records redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and retained earnings (accumulated deficit).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "We", or "Our") is a leading healthcare performance improvement company, uniting an alliance of approximately 3,900 U.S. hospitals and health systems and approximately 150,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, advisory services and performance improvement collaborative programs.
As of June 30, 2017, we were controlled by 169 U.S. hospitals, health systems and other healthcare organizations, that represented 1,425 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2017, the Class A common stock and Class B common stock represented approximately 37% and 63%, respectively, of our combined Class A and Class B common stock (collectively, the "Common Stock"). All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Net revenue	$1,454,673	$1,162,594	$1,007,029
Net income	$449,477	$235,161	$234,785
Non-GAAP Adjusted EBTIDA	$501,591	$440,975	$393,175
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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $829.4 million for the year ended June 30, 2016 to $1,101.3 million for the year ended June 30, 2017, representing net revenue growth of 33%, and accounted for 76% of our overall net revenue. Supply Chain Services net revenue grew from $738.3 million for the year ended June 30, 2015 to $829.4 million for the year ended June 30, 2016, representing net revenue growth of 12%, and accounted for 71% of our overall net revenue. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance Services net revenue grew from $333.2 million for the year ended June 30, 2016 to $353.4 million for the year ended June 30, 2017, representing revenue growth of 6%, and accounted for 24% of our overall net revenue. Performance Services net revenue grew from $268.8 million for the year ended June 30, 2015 to $333.2 million for the year ended June 30, 2016, representing net revenue growth of 24%, and accounted for 29% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Acquisitions
Acquisition of Innovatix and Essensa
Prior to December 2, 2016, the Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix. On December 2, 2016, the Company, through PSCI, acquired the remaining 50% ownership interests of Innovatix and

100% of the ownership interest in Essensa. The purchase price, after adjustments pursuant to the purchase agreement, was $336.0 million. The acquisition was funded with borrowings under the Company's credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility"). The acquisition provides the sellers an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ended June 30, 2017. As of June 30, 2017, the fair value of the earn-out liability was $21.1 million (see Note 5 - Fair Value Measurements).
Innovatix and Essensa are GPOs focused on serving alternate site health care providers and other non-healthcare organizations throughout the United States. The Company reports Innovatix and Essensa as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of Acro Pharmaceuticals
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceuticals. The aggregate purchase price, after adjustments pursuant to the purchase agreement, was $62.9 million. The acquisition was funded with available cash on hand. Acro Pharmaceuticals is a specialty pharmacy business that provides customized healthcare management solutions to members. The Company reports Acro Pharmaceuticals as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of InFlow
On October 1, 2015, we acquired all of the limited liability company membership interests of InFlow, a SaaS-based software developer specializing in improving the operational, financial and strategic performance of physician practices, for $6.1 million in cash. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow's future annual contractual subscription revenues through December 31, 2019. The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period with restrictions tied to continued employment. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their fair values as of October 1, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions).
Acquisition of CECity
On August 20, 2015, we acquired 100% of the outstanding shares of capital stock of CECity, a cloud-based healthcare solutions provider specializing in performance management and improvement, pay-for-value reporting and professional education, for $398.3 million in cash. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Company's unsecured credit agreement (the "Credit Facility") (see Note 11 - Debt). Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions).
Acquisition of HCI
On July 31, 2015, we acquired all of the limited liability company membership interests of HCI, a financial management software developer that provides hospitals and healthcare systems with budgeting, forecasting, labor productivity and cost analytic capabilities, for $64.3 million in cash. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI's revenues during the twelve months ended December 31, 2017. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill (see Note 3 - Business Acquisitions).
Acquisition of Non-Controlling Interest in S2S Global
On February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of SVS LLC d/b/a S2S Global ("S2S Global"), our direct sourcing business, for $14.5 million. In connection with the purchase, we repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the line of credit (see Note 11 - Debt). We utilized available funds on hand to complete the acquisition and pay off the S2S Global line of credit (see Note 3 - Business Acquisitions).
Acquisition of TheraDoc
On September 1, 2014, we completed the acquisition of TheraDoc, a leading provider of clinical surveillance software to healthcare organizations across the country that bring together disparate data from a hospital's source systems and helps alert clinicians to potential risks, for $108.6 million. We utilized available funds on hand to complete the acquisition (see Note 3 - Business Acquisitions).

Acquisition of Aperek
On August 29, 2014, we completed the acquisition of Aperek, a SaaS-based supply chain solutions company focused on purchasing workflow and analytics, for $47.4 million. We utilized available funds on hand to complete the acquisition (see Note 3 - Business Acquisitions).
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect our actual results may vary materially from our expected results. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Trends in the U.S. healthcare market affect our revenues in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the ACA, its repeal, replacement or other modification, the enactment of new regulatory and reporting requirements, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and population health management.
Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. These and other significant accounting policies are set forth under Note 2 - Significant Accounting Policies in the accompanying financial statements.
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
The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2017.
TRAs
The Company records TRA liabilities based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the IPO. Tax payments under the TRA will be made to the member owners as the Company realizes tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between the Company and the member owners. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in the estimated TRA liabilities that are the result of a change in tax accounting method are recorded in selling, general and administrative expense in the Consolidated Statements of Income. Changes in the estimated TRA liability that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
Revenue Recognition
Net Revenue
Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of net GPO administrative fees in the Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by the Performance Services segment in connection with the Company's SaaS informatics products subscriptions, advisory services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment. The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectibility is reasonably assured.
Net Administrative Fees Revenue
Net administrative fees revenue is generated through administrative fees received from suppliers based on the total dollar volume of supplies purchased by the Company's members in connection with its GPO programs.
The Company, through its group purchasing programs, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are recognized as revenue in the period in which the respective supplier reports member purchasing data, usually a month or a quarter in arrears of actual member purchase activity. The supplier report proves that the delivery of product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectibility is reasonably assured. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts.
The Company pays a revenue share equal to a percentage of gross administrative fees that the Company collects based upon purchasing by such members and their owned, leased, managed or affiliated facilities through its GPO supplier contracts. Revenue share is recognized according to the members' contractual agreements with the Company as the related administrative fees revenue is recognized. Considering generally accepted accounting principles ("GAAP") relating to principal/agent considerations under revenue recognition principles, revenue share is recorded as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue amount, which amount is included in service revenue in the accompanying Consolidated Statements of Income.
Other Services and Support Revenue
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for advisory services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 60 to 300 days following contract execution before the SaaS informatics products can be fully utilized by the member.
The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized straight-line over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
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
Certain administrative and/or patient management integrated pharmacy services are provided in situations where prescriptions are sent back to member health systems for dispensing. Additionally, the Company derives revenue from pharmaceutical manufacturers for providing patient education and utilization data. Revenue is recognized as these services are provided.
Product Revenue
Specialty pharmacy revenue is recognized when a product is delivered and is recorded net of the estimated contractual adjustments under agreements with Medicare, Medicaid and other managed care plans. Payments for the products provided under such agreements are based on defined allowable reimbursements rather than on the basis of standard billing rates. The difference between the standard billing rate and allowable reimbursement rate results in contractual adjustments which are recorded as deductions from net revenue.

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
Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates as well as net operating losses and credit carryforwards, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets when, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.
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
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by the Company are included in Note 2 - Significant Accounting Policies, to the accompanying audited consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, advisory services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment.
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
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, indirect costs such as insurance, professional fees and other general overhead expenses, and adjustments to TRA liabilities.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net, consists primarily of a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions for more information) which occurred during the year ended June 30, 2017. In addition, other income, net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF, and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
The Company’s income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C Corporations subject to U.S. federal and state income taxes. In contrast, Premier LP is not subject to U.S. federal and state income taxes as its income is taxable to its partners. The Company’s overall effective tax rate differs from the U.S statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 18 - Income Taxes.
Given the Company’s ownership and capital structure, we calculate various effective tax rates for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 16 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. The Company’s effective tax rate, as discussed in Note 18 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Consolidated Statements of Income) of the Company, PHSI, and PSCI divided by consolidated pre-tax book income. Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for expected federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included.
Net Income Attributable to Non-Controlling Interest
As of June 30, 2017, we owned an approximate 37% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 68% as of June 30, 2016 to approximately 63% as of June 30, 2017, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 13 - Redeemable Limited Partners' Capital). Net income attributable to non-controlling interest also included the portion of net income or loss attributable to the 40% non-controlling equity interest in S2S Global prior to our February 2, 2015 purchase when we increased our 60% ownership in S2S Global to 100%.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units into shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 15 - Earnings (Loss) Per Share).
We define Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of our asset base (primarily depreciation and amortization) and items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), from our operations. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units into shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Annual Report. To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements and related notes included elsewhere in this Annual Report, and to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, strategic and financial restructuring expenses, adjustments to TRA liabilities, ERP implementation expenses and acquisition related adjustment - revenue. These items include the following:
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.4 million during both of the years ended June 30, 2017 and 2016.
Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities, including but not limited to, company directed offerings on behalf of our member owners under the Exchange Agreement.
Adjustment to TRA liabilities
This item represents adjustments to TRA liabilities for an increase in income apportioned to California and for a 1.5% decrease in the North Carolina state income tax rate during the year ended June 30, 2017, and an adjustment for a 1.0% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.
ERP implementation expenses
This item includes costs related to the implementation of a new ERP system.
Acquisition related adjustment - revenue
During the year ended June 30, 2017, we recorded $17.4 million of purchase accounting adjustments to Adjusted EBITDA related to our acquisition of Innovatix and Essensa on December 2, 2016. This adjustment reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $21.2 million of accounts receivable relating to these administrative fees and an estimated $3.8 million for the related revenue share obligation through June 30, 2017.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.6 million, $5.6 million and $13.4 million for the years ended June 30, 2017, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Results of Operations for the Years Ended June 30, 2017, 2016 and 2015
The following table summarizes our results of operations for the years ended June 30, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended June 30,
	2017		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$557,468	38%	$498,394	43%	$457,020	45%
Other services and support	363,087	25%	337,554	29%	270,748	27%
Services	920,555	63%	835,948	72%	727,768	72%
Products	534,118	37%	326,646	28%	279,261	28%
Net revenue	1,454,673	100%	1,162,594	100%	1,007,029	100%
Cost of revenue:
Services	182,775	13%	163,240	14%	143,290	14%
Products	497,273	34%	293,816	25%	253,620	25%
Cost of revenue	680,048	47%	457,056	39%	396,910	39%
Gross profit	774,625	53%	705,538	61%	610,119	61%
Operating expenses:
Selling, general and administrative	405,471	28%	403,611	35%	332,004	33%
Research and development	3,107	—%	2,925	—%	2,937	—%
Amortization of purchased intangible assets	48,327	3%	33,054	3%	9,136	1%
Operating expenses	456,905	31%	439,590	38%	344,077	34%
Operating income	317,720	22%	265,948	23%	266,042	26%
Other income, net	213,571	15%	18,934	1%	5,085	1%
Income before income taxes	531,291	37%	284,882	24%	271,127	27%
Income tax expense	81,814	6%	49,721	4%	36,342	4%
Net income	449,477	31%	235,161	20%	234,785	23%
Net income attributable to non-controlling interest in S2S Global	—	—%	—	—%	(1,836)	—%
Net income attributable to non-controlling interest in Premier LP	(336,052)	(23)%	(193,547)	(17)%	(194,206)	(19)%
Net income attributable to non-controlling interest	(336,052)	(23)%	(193,547)	(17)%	(196,042)	(19)%
Adjustment of redeemable limited partners' capital to redemption amount	(37,176)	nm	776,750	nm	(904,035)	nm
Net income (loss) attributable to stockholders	$76,249	nm	$818,364	nm	$(865,292)	nm

Weighted average shares outstanding:
Basic	49,654	nm	42,368	nm	35,681	nm
Diluted	50,374	nm	145,308	nm	35,681	nm

Earnings (loss) per share attributable to stockholders:
Basic	$1.54	nm	$19.32	nm	$(24.25)	nm
Diluted	$1.51	nm	$1.33	nm	$(24.25)	nm
nm = not meaningful

The following table provides certain Non-GAAP financial measures for the years ended June 30, 2017, 2016 and 2015 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2017		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$501,591	34%	440,975	38%	393,175	39%
Adjusted Fully Distributed Net Income	$267,299	18%	233,259	20%	208,169	21%
Adjusted Fully Distributed Earnings Per Share	$1.89	nm	$1.61	nm	$1.43	nm
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2017	2016	2015
Net income	$449,477	$235,161	$234,785
Interest and investment loss (income), net	4,512	1,021	(866)
Income tax expense	81,814	49,721	36,342
Depreciation and amortization	58,884	51,102	45,186
Amortization of purchased intangible assets	48,327	33,054	9,136
EBITDA	643,014	370,059	324,583
Stock-based compensation	26,860	49,081	28,498
Acquisition related expenses	15,790	15,804	9,037
Strategic and financial restructuring expenses	31	268	1,373
Adjustment to tax receivable agreement liabilities	(5,447)	(4,818)	—
ERP implementation expenses	2,028	4,870	—
Acquisition related adjustment - revenue	18,049	5,624	13,371
Remeasurement gain attributable to acquisition of Innovatix	(205,146)	—	—
Loss on disposal of long-lived assets	2,422	—	15,243
Loss on FFF Enterprises, Inc. put and call rights	3,935	—	—
Other expense, net	55	87	1,070
Adjusted EBITDA	$501,591	$440,975	$393,175

Income before income taxes	$531,291	$284,882	$271,127
Remeasurement gain attributable to acquisition of Innovatix	(205,146)	—	—
Equity in net income of unconsolidated affiliates	(14,745)	(21,647)	(21,285)
Interest and investment loss (income), net	4,512	1,021	(866)
Loss on disposal of long-lived assets	2,422	—	15,243
Other expense (income), net	(614)	1,692	1,823
Operating income	317,720	265,948	266,042
Depreciation and amortization	58,884	51,102	45,186
Amortization of purchased intangible assets	48,327	33,054	9,136
Stock-based compensation	26,860	49,081	28,498
Acquisition related expenses	15,790	15,804	9,037

	Year Ended June 30,
	2017	2016	2015
Strategic and financial restructuring expenses	31	268	1,373
Adjustment to tax receivable agreement liabilities	(5,447)	(4,818)	—
ERP implementation expenses	2,028	4,870	—
Acquisition related adjustment - revenue	18,049	5,624	13,371
Equity in net income of unconsolidated affiliates	14,745	21,647	21,285
Deferred compensation plan income (expense)	4,020	(1,605)	(753)
Other income	584	—	—
Adjusted EBITDA	$501,591	$440,975	$393,175

Segment Adjusted EBITDA:
Supply Chain Services	$493,763	$439,013	$391,180
Performance Services	121,090	110,787	90,235
Corporate	(113,262)	(108,825)	(88,240)
Adjusted EBITDA	$501,591	$440,975	$393,175

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

	Year Ended June 30,
	2017	2016	2015
Net income (loss) attributable to stockholders	$76,249	$818,364	$(865,292)
Adjustment of redeemable limited partners' capital to redemption amount	37,176	(776,750)	904,035
Net income attributable to non-controlling interest in Premier LP	336,052	193,547	194,206
Income tax expense	81,814	49,721	36,342
Amortization of purchased intangible assets	48,327	33,054	9,136
Stock-based compensation	26,860	49,081	28,498
Acquisition related expenses	15,790	15,804	9,037
Strategic and financial restructuring expenses	31	268	1,373
Adjustment to tax receivable agreement liabilities	(5,447)	(4,818)	—
ERP implementation expenses	2,028	4,870	—
Acquisition related adjustment - revenue	18,049	5,624	13,371
Remeasurement gain attributable to acquisition of Innovatix	(205,146)	—	—
Loss on disposal of long-lived assets	2,422	—	15,243
Loss on FFF Enterprises, Inc. put and call rights	3,935	—	—
Other expense, net	55	—	1,000
Non-GAAP adjusted fully distributed income before income taxes	438,195	388,765	346,949
Income tax expense on fully distributed income before income taxes (a)	170,896	155,506	138,780
Non-GAAP Adjusted Fully Distributed Net Income	$267,299	$233,259	$208,169

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted average:
Common shares used for basic and diluted earnings (loss) per share	49,654	42,368	35,681
Potentially dilutive shares	720	2,366	1,048
Conversion of Class B common units	90,816	100,574	108,518
Weighted average fully distributed shares outstanding - diluted	141,190	145,308	145,247

(a)
Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017 and 40% of Non-GAAP adjusted fully distributed income before income taxes for the years ended June 30, 2016 and 2015. The decrease in the estimated effective income tax rate during the year ended June 30, 2017 is primarily attributed to a 1% decrease in the North Carolina state income tax rate that occurred during the three months ended September 30, 2016.

The following table shows the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2017	2016	2015
Earnings (loss) per share attributable to stockholders	$1.54	$19.32	$(24.25)
Adjustment of redeemable limited partners' capital to redemption amount	0.75	(18.33)	25.34
Net income attributable to non-controlling interest in Premier LP	6.77	4.57	5.44
Income tax expense	1.65	1.17	1.02
Amortization of purchased intangible assets	0.97	0.78	0.26
Stock-based compensation	0.54	1.16	0.80
Acquisition related expenses	0.32	0.37	0.25
Strategic and financial restructuring expenses	—	0.01	0.04
Adjustment to tax receivable agreement liabilities	(0.11)	(0.11)	—
ERP implementation expenses	0.04	0.11	—
Acquisition related adjustment - revenue	0.36	0.13	0.37
Remeasurement gain attributable to acquisition of Innovatix	(4.13)	—	—
Loss on disposal of long-lived assets	0.05	—	0.43
Loss on FFF Enterprises, Inc. put and call rights	0.08	—	—
Impact of corporation taxes (a)	(3.45)	(3.67)	(3.90)
Impact of dilutive shares (b)	(3.49)	(3.90)	(4.40)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$1.89	$1.61	$1.43

(a)
Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017 and 40% of Non-GAAP adjusted fully distributed income before income taxes for the years ended June 30, 2016 and 2015. The decrease in the estimated effective income tax rate during the year ended June 30, 2017 is primarily attributed to a decrease in the North Carolina state income tax rate that occurred during the year ended June 30, 2017.

(b)	Reflects impact of dilutive shares, which are primarily attributable to the assumed conversion of all Class B common units into shares of Class A common stock.
Consolidated Results
Net Revenue
Net revenue increased $292.1 million, or 25%, to $1.5 billion from the year ended June 30, 2016 to 2017, and increased $155.6 million, or 15%, to $1.2 billion from the year ended June 30, 2015 to 2016.
Net administrative fees revenue increased $59.1 million, or 12%, to $557.5 million from the year ended June 30, 2016 to 2017. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. Additionally, further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio contributed to the increase. Net administrative fees revenue increased $41.4 million, or 9%, to $498.4 million from the year ended June 30, 2015 to 2016, primarily attributable to further contract penetration of existing members. We may experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Other services and support revenue increased $25.5 million, or 8%, to $363.1 million from the year ended June 30, 2016 to 2017. The increase was primarily due to growth in ambulatory regulatory reporting, cost management services and government services. Other services and support revenue increased $66.9 million, or 25%, to $337.6 million from the year ended June 30, 2015 to 2016. The increase was primarily driven by revenues from the Company's CECity and HCI acquisitions growth in our SaaS subscription and license revenue including increased revenue from TheraDoc which was lower in the prior year due to purchase accounting, and growth in our advisory services engagements primarily from cost management, population health and applied sciences.

Product revenue increased $207.5 million, or 64%, to $534.1 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by revenues from our Acro Pharmaceuticals acquisition and increased sales of direct sourcing products, partially offset by decreases in certain drug sales, including Hepatitis C pharmaceuticals. Product revenue increased $47.3 million, or 17%, to $326.6 million from the year ended June 30, 2015 to 2016 primarily due to increased direct sourcing revenue as a result of ongoing expansion of member participation in our direct sourcing business resulting from higher demand for gloves and patient apparel, and increased revenue from specialty pharmaceuticals for disease states such as oncology and rheumatoid arthritis. These increases were partially offset by a decrease in Hepatitis C pharmaceutical sales. Growth in product revenue was impacted by the competitive environment, adoption of new therapies and expansion of access for certain limited distribution drugs. However, we expect our direct sourcing and integrated pharmacy product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue increased $222.9 million, or 49%, from the year ended June 30, 2016 to 2017, and increased $60.2 million, or 15%, from the year ended June 30, 2015 to 2016.
Cost of services revenue increased $19.5 million, or 12%, to $182.8 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by increases in depreciation expense related to an increase in capitalized software, higher salaries and benefits expense resulting from increased staffing to support our continued growth, and higher consulting costs for certain projects. Cost of services revenue increased $19.9 million, or 14%, to $163.2 million from the year ended June 30, 2015 to 2016 primarily driven by higher salaries and benefits expense resulting from increased staffing to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $203.5 million, or 69%, to $497.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs related to increased direct sourcing sales. Cost of product revenue increased $40.2 million, or 16%, to $293.8 million from the year ended June 30, 2015 to 2016 primarily due to the increases in direct sourcing and integrated pharmacy sales. We expect our cost of product revenue to increase as we sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues are expected to reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Operating expenses increased $17.3 million, or 4%, to $456.9 million from the year ended June 30, 2016 to 2017, and increased $95.5 million, or 28%, from the year ended June 30, 2015 to 2016.
Selling, General and Administrative
Selling, general and administrative expenses remained flat from the year ended June 30, 2016 to 2017, increasing $1.9 million to $405.5 million. Salaries and benefits expenses increased primarily due to increased staffing to support growth and acquisitions, offset by a decrease in stock-based compensation primarily related to vesting of certain IPO-related performance based awards during the prior year. Selling, general and administrative expenses increased $71.6 million, or 22%, to $403.6 million from the year ended June 30, 2015 to 2016 primarily driven by increased salaries and benefits due to increased staffing to support growth, additional expense due to the acquisitions of CECity and HCI and severance expense, an increase in stock-based compensation expense due to the layering of an additional plan year of stock compensation along with the achievement for performance based shares, an increase in professional services expenses, increased acquisition-related expenses and ERP system implementation expenses.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses increased $0.2 million, or 7%, to $3.1 million from the year ended June 30, 2016 to 2017. Research and development expenses of $2.9 million remained flat from the year ended June 30, 2015 to 2016.
Including capitalized labor, total research and development expenditures were $69.7 million for the year ended June 30, 2017, an increase of $5.7 million from $64.0 million for the year ended June 30, 2016. Total research and development expenditures increased $3.2 million during the year ended June 30, 2016 from $60.8 million for the year ended June 30, 2015. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $15.2 million, or 46% to $48.3 million from the year ended June 30, 2016 to 2017 and increased $24.0 million, or 263%, to $33.1 million from the year ended June 30, 2015 to 2016. The increases were primarily a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of purchased intangible assets in connection with future potential acquisitions.
Other Income, Net
Other income, net increased $194.7 million to $213.6 million from the year ended June 30, 2016 to 2017 primarily due to the one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition (see Note 3 - Business Acquisitions for more information). This gain was partially offset by a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. Other income, net increased $13.8 million to $18.9 million from the year ended June 30, 2015 to 2016 primarily due to a loss on disposal of assets of $15.2 million during the year ended June 30, 2015.
Income Tax Expense
Income tax expense increased $32.1 million, or 65%, to $81.8 million from the year ended June 30, 2016 to 2017. Our effective tax rates were 17.5% and 15.4%, respectively. The decrease in the effective tax rate was primarily attributable to the one-time gain related to the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix. See Note 18 - Income Taxes for more information. Income tax expense increased $13.4 million, or 37%, to $49.7 million from the year ended June 30, 2015 to 2016. Our effective tax rates were 13.4% and 17.5%, respectively. The increase in effective tax rate was primarily due to the recording of a valuation allowance against deferred tax assets at PHSI and tax expense at Premier associated with the revaluation of deferred tax assets in connection with a reduction in the North Carolina state income tax rate for years 2016 and beyond.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $142.6 million, or 74% to $336.1 million from the year ended June 30, 2016 to 2017 primarily due to an increase in Premier LP net income driven by increased revenues, partially offset by the decrease in non-controlling ownership interest percentage in Premier LP from 68% to 63%. Net income attributable to non-controlling interest decreased $2.5 million, or 1%, to $193.5 million from the year ended June 30, 2015 to 2016 primarily as a result of a decrease in non-controlling interest in Premier LP from approximately 74% at June 30, 2015 to approximately 68% at June 30, 2016 and the Company's purchase of the remaining 40% ownership in S2S Global that resulted in the elimination of non-controlling interest in S2S Global for the years ended June 30, 2017 and 2016.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $60.6 million, or 14%, to 501.6 million from the year ended June 30, 2016 to 2017. The increase was primarily a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition in addition to a Non-GAAP revenue adjustment related to the Innovatix and Essensa acquisition, and increased product revenues. These results were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefits expenses related to acquisitions and a reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix during the second fiscal quarter. Non-GAAP Adjusted EBITDA increased $47.8 million, or 12%, to $441.0 million from the year ended June 30, 2015 to 2016. The increase was primarily driven by growth in net administrative fees revenue as well as contributions from the acquisitions of CECity and HCI, partially offset by higher selling, general and administrative expenses.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Supply Chain Services segment for the years ended June 30, 2017, 2016 and 2015 (in thousands):

	Year Ended June 30,
Supply Chain Services	2017	2016	2015
Net revenue:
Net administrative fees	$557,468	$498,394	$457,020
Other services and support	9,704	4,385	1,977
Services	567,172	502,779	458,997
Products	534,118	326,646	279,261
Net revenue	1,101,290	829,425	738,258
Cost of revenue:
Services	5,432	3,123	2,174
Products	497,269	293,816	253,620
Cost of revenue	502,701	296,939	255,794
Gross profit	598,589	532,486	482,464
Operating expenses:
Selling, general and administrative	155,860	120,344	115,196
Amortization of purchased intangible assets	12,472	348	1,044
Operating expenses	168,332	120,692	116,240
Operating income	$430,257	$411,794	$366,224
Depreciation and amortization	1,737	1,053	920
Amortization of purchased intangible assets	12,472	348	1,044
Acquisition related expenses	17,192	4,466	1,707
Acquisition related adjustment - revenue	17,440	—	—
Equity in net income of unconsolidated affiliates	14,684	21,352	21,285
Other income	(19)	—	—
Non-GAAP Segment Adjusted EBITDA	$493,763	$439,013	$391,180
Net Revenue
Supply Chain Services segment net revenue increased $271.9 million, or 33%, to $1.1 billion from the year ended June 30, 2016 to 2017, and increased $91.1 million, or 12%, to 829.4 million from the year ended June 30, 2015 to 2016.
Net administrative fees revenue in our Supply Chain Services segment increased $59.1 million, or 12%, to $557.5 million from the year ended June 30, 2016 to 2017. The increase in net administrative fees revenue was primarily driven by contributions from Innovatix and Essensa, which were acquired on December 2, 2016. Additionally, further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio contributed to the increase. Net administrative fees revenue in our Supply Chain Services segment increased $41.4 million, or 9%, to $498.4 million from the year ended June 30, 2015 to 2016 primarily attributable to further contract penetration of existing members.
Product revenue in our Supply Chain Services segment increased $207.5 million, or 64%, to $534.1 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by revenues from our Acro Pharmaceuticals acquisition and increased sales of direct sourcing products, partially offset by decreases in certain drug sales, including Hepatitis C pharmaceuticals. Product revenue in our Supply Chain Services segment increased $47.3 million, or 17%, to $326.6 million from the year ended June 30, 2015 to 2016 primarily due to increased direct sourcing revenue as a result of ongoing expansion of member participation in our direct sourcing business resulting from higher demand for gloves and patient apparel and increased revenue from specialty pharmaceuticals for disease states such as oncology and rheumatoid arthritis, partially offset by a decrease in Hepatitis C pharmaceutical sales.

Cost of Revenue
Supply Chain Services segment cost of revenue increased $205.8 million, or 69%, to $502.7 million from the year ended June 30, 2016 to 2017, and increased $41.1 million, or 16%, to $296.9 million from the year ended June 30, 2015 to 2016.
Cost of product revenue in our Supply Chain Services segment increased $203.5 million, or 69%, to $497.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and higher costs related to an increase in direct sourcing sales. Cost of product revenue in our Supply Chain Services segment increased $40.2 million, or 16%, to $293.8 million from the year ended June 30, 2015 to 2016, primarily due to the increases in direct sourcing and integrated pharmacy revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased $47.6 million, or 39%, to $168.3 million from the year ended June 30, 2016 to 2017, and increased $4.5 million, or 4%, to $120.7 million from the year ended June 30, 2015 to 2016.
Selling, general and administrative expenses in our Supply Chain Services segment increased $35.6 million, or 30%, to $155.9 million from the year ended June 30, 2016 to 2017 due to higher salaries and benefits expenses primarily associated with the acquisitions of Innovatix, Essensa and Acro and the related increase in staffing and due to higher acquisition costs compared to the prior year in which we completed no acquisitions in Supply Chain Services. Selling, general and administrative expenses in our Supply Chain Services segment increased $5.1 million, or 4%, to $120.3 million from the year ended June 30, 2015 to 2016 driven by increased salaries and benefits, primarily due to increased staffing to support growth, and increased professional services expenses.
Amortization of purchased intangible assets in our Supply Chain Services segment increased $12.2 million to $12.5 million from the year ended June 30, 2016 to 2017 due to intangible assets purchased in the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa. Amortization of purchased intangible assets in our Supply Chain Services segment remained flat from the year ended June 30, 2015 to 2016, decreasing $0.7 million.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment increased $54.8 million, or 12%, to $493.8 million from the year ended June 30, 2016 to 2017 primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition in addition to a $17.4 million Non-GAAP revenue adjustment related to the Innovatix and Essensa acquisition and higher product revenues. These increases were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefits expenses related to acquisitions and a reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix during the second fiscal quarter. Segment Adjusted EBITDA in the Supply Chain Services segment increased $47.8 million, or 12%, from the year ended June 30, 2015 to 2016 primarily as a result of increased net administrative fees and products revenue.

Performance Services
The following table summarizes our results of operations and Non-GAAP adjusted EBITDA in the Performance Services segment for the years ended June 30, 2017, 2016 and 2015 (in thousands):

	Year Ended June 30,
Performance Services	2017	2016	2015
Net revenue:
Other services and support	$353,383	$333,169	$268,771
Net revenue	353,383	333,169	268,771
Cost of revenue:
Services	177,323	160,117	141,116
Cost of revenue	177,323	160,117	141,116
Gross profit	176,060	173,052	127,655
Operating expenses:
Selling, general and administrative	101,405	120,958	95,365
Research and development	2,278	2,064	1,795
Amortization of purchased intangible assets	35,855	32,706	8,092
Operating expenses	139,538	155,728	105,252
Operating income	$36,522	$17,324	$22,403
Depreciation and amortization	49,444	43,793	39,038
Amortization of purchased intangible assets	35,855	32,706	8,092
Acquisition related expenses	(1,401)	11,340	7,330
Acquisition related adjustment - revenue	609	5,624	13,372
Equity in net income of unconsolidated affiliates	61	—	—
Non-GAAP Segment Adjusted EBITDA	$121,090	$110,787	$90,235
Net Revenue
Other services and support revenue in our Performance Services segment increased $20.2 million, or 6%, to $353.4 million from the year ended June 30, 2016 to 2017. The increase was primarily due to growth in ambulatory regulatory reporting, cost management services and government services. Other services and support revenue in our Performance Services segment increased $64.4 million, or 24%, to $333.2 million from the year ended June 30, 2015 to 2016. The increase was primarily driven by aggregate revenues from the Company's CECity and HCI acquisitions, growth in our SaaS subscription and license revenue including increased revenue from TheraDoc, which was lower in the prior year due to purchase accounting, and by growth in our advisory services engagements primarily from cost management, population health and applied sciences.
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
Cost of Revenue
Cost of services revenue in our Performance Services segment increased $17.2 million, or 11%, to $177.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher salaries and benefits expense resulting from increased staffing to support our continued growth, increases in depreciation expense related to an increase in capitalized software, and higher consulting costs for certain projects. Cost of services revenue in our Performance Services segment increased $19.0 million, or 13%, to $160.1 million from the year ended June 30, 2015 to 2016 primarily due to an increase in personnel to support growth in SaaS-based implementations and population health advisory services. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.

Operating Expenses
Performance Services segment operating expenses decreased $16.2 million, or 10%, to $139.5 million from the year ended June 30, 2016 to 2017, and increased $50.4 million, or 48%, to $155.7 million from the year ended June 30, 2015 to 2016.
Selling, general and administrative expenses in our Performance Services segment decreased $19.6 million, or 16%, from the year ended June 30, 2016 to 2017 primarily due to reduced acquisition costs and a gain recorded in the current period related to changes in the fair value of earn-out liabilities recorded in connection with our acquisition of InFlow. Selling, general and administrative expenses in our Performance Services segment increased $25.6 million, or 27%, from the year ended June 30, 2015 to 2016 driven by increased salaries and benefits primarily due to increased staffing to support growth, and increased acquisition-related expenses associated with CECity, HCI and Inflow.
Amortization of purchased intangible assets in our Performance Services segment increased $3.2 million, or 10%, from the year ended June 30, 2016 to 2017 and increased $24.6 million, or 304%, from the year ended June 30, 2015 to 2016. The increases were driven by purchased intangible assets related to acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment increased $10.3 million, or 9%, to $121.1 million from the year ended June 30, 2016 to 2017 primarily as a result of growth in revenue, partially offset by a higher rate of increase in cost of sales due to the timing requirements of various upfront implementation processes relative to the rate of increase in revenue recognition, specifically within our advisory services business. Segment Adjusted EBITDA in the Performance Services segment increased $20.6 million, or 23%, to $110.8 million from the year ended June 30, 2015 to 2016 primarily driven by contributions from the acquisitions of CECity and HCI.
Corporate
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the years ended June 30, 2017, 2016 and 2015 (in thousands):

	Year Ended June 30,
Corporate	2017	2016	2015
Operating expenses:
Selling, general and administrative	$148,230	$162,309	$121,443
Research and development	829	861	1,142
Operating loss	$(149,059)	$(163,170)	$(122,585)
Depreciation and amortization	7,703	6,256	5,227
Stock-based compensation	26,860	49,082	28,498
Strategic and financial restructuring expenses	31	268	1,373
Adjustment to tax receivable agreement liabilities	(5,447)	(4,818)	—
ERP implementation expenses	2,028	4,869	—
Deferred compensation plan income (expense)	4,020	(1,606)	(753)
Equity in net income of unconsolidated affiliates	—	294	—
Other income	602	—	—
Non-GAAP Corporate Adjusted EBITDA	$(113,262)	$(108,825)	$(88,240)
Operating Expenses
Corporate operating expenses decreased $14.1 million, or 9%, from the year ended June 30, 2016 to 2017, and increased $40.6 million, or 33%, from the year ended June 30, 2015 to 2016.
Corporate selling, general and administrative expenses decreased $14.1 million, or 9%, from the year ended June 30, 2016 to 2017, driven by a decrease in stock-based compensation expense due to vesting of certain IPO-related awards during the prior year, partially offset by increased salaries and benefits expenses due to staffing to support growth and the current year acquisitions. Corporate selling, general and administrative expenses increased $40.6 million, or 33%, from the year ended June 30, 2015 to 2016, primarily attributable to stock compensation expense due to the layering of an additional plan year of stock compensation along with the achievement for performance based shares, as well as incremental corporate infrastructure, primarily in technology services, finance and legal due to growth and acquisitions.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA at the corporate level decreased $4.5 million, or 4%, from the year ended June 30, 2016 to 2017 and decreased $20.6 million, or 23%, from the year ended June 30, 2015 to 2016 driven primarily by increased selling, general and administrative expenses resulting from higher incremental corporate infrastructure costs due to growth and acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of June 30, 2017 and 2016, we had cash and cash equivalents totaling $156.7 million and $248.8 million, respectively. As of June 30, 2017, there were no marketable securities outstanding, and as of June 30, 2016, marketable securities with maturities ranging from three months to five years totaled $47.9 million. The marketable securities held at June 30, 2016 were liquidated in order to help partially fund the equity investment in FFF on July 26, 2016 and the acquisition of Acro Pharmaceuticals on August 23, 2016.
As of June 30, 2017, there were $220.0 million outstanding borrowings under the Credit Facility. During the year ended June 30, 2017, the Company utilized borrowings of $425.0 million of the Credit Facility, including $325.0 million to fund the acquisition of Innovatix and Essensa (see Note 3 - Business Acquisitions), approximately $50.0 million to fund the cash settlement portion of the October 31, 2016 Class B common unit exchange under the Exchange Agreement (see Note 13 - Redeemable Limited Partners' Capital), and the remainder to fund general corporate activities. During the year ended June 30, 2017, the Company repaid $205.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the years ended June 30, 2017 and 2016
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$392,247	$371,470
Investing activities	(465,053)	(159,636)
Financing activities	(19,276)	(109,539)
Net increase (decrease) in cash	$(92,082)	$102,295

Net cash provided by operating activities increased $20.7 million from the year ended June 30, 2016 to 2017 primarily driven by an increase in net administrative fees and an increase in cash generated from gross margin on other services and support associated with growth in ambulatory regulatory reporting, cost management solutions and government services. These increases were partially offset by increased selling, general and administrative expenses and increased outflows in the current year related to working capital needs.
Net cash used in investing activities increased $305.5 million from the year ended June 30, 2016 to 2017 driven by a $338.4 million reduction in proceeds from the sale of marketable securities, $65.7 million cash paid for our investment in FFF in July 2016, and a reduction in distributions received from equity investments of $15.5 million driven by the acquisition of the remaining 50% ownership of Innovatix in December 2016. These items were partially offset by a reduction in total cash outflows for business acquisitions from $468.6 million in the prior period to $382.6 million in the current period, in addition to a $19.2 million reduction in cash outflows for the purchase of marketable securities as compared to the prior period as we did not purchase any marketable securities during the current period.
Net cash used in financing activities decreased $90.2 million from the year ended June 30, 2016 to 2017 driven by $220.0 million of borrowings, net of payments, under the Credit Facility in the current period compared to zero net borrowings in the prior period. This decrease was partially offset by $123.3 million of cash used to settle a portion of the exchange of Class B units by member owners on October 31, 2016 and $9.9 million in additional cash used to repurchase vested restricted stock units under our equity incentive plan for employee tax-withholding.
Discussion of Non-GAAP Free Cash Flow
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2017	2016
Net cash provided by operating activities	$392,247	$371,470
Purchases of property and equipment	(71,372)	(76,990)
Distributions to limited partners of Premier LP	(90,434)	(92,707)
Payments to limited partners of Premier LP related to tax receivable agreements	(13,959)	(10,805)
Non-GAAP Free Cash Flow	$216,482	$190,968
Non-GAAP Free Cash Flow increased $25.5 million from the year ended June 30, 2016 to 2017 primarily driven by an increase in net administrative fees and an increase in cash generated from gross margin on other services and support revenue, partially offset by increased selling, general and administrative expenses and increased outflows in the current year related to working capital needs. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
At June 30, 2017, we had commitments for obligations under notes payable, our noncancelable office space lease agreements and estimated payments due to limited partners under TRAs. Future payments for such commitments as of June 30, 2017 were as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Tax receivable agreement liabilities (a)	$339,721	$17,925	$39,859	$41,870	$240,067
Operating lease obligations (b)	94,768	11,607	22,442	20,749	39,970
Notes payable (c)	14,272	7,993	2,680	3,599	—
Other obligations	257	257	—	—	—
Total contractual obligations	$449,018	$37,782	$64,981	$66,218	$280,037

(a)	Estimated payments due to limited partners under TRAs are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period.

(b)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space.

(c)
Notes payable are generally non-interest bearings and represent an aggregate principal amount of $14.3 million owed to departed member owners, payable over five years from the respective departure dates.

2014 Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014, and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement and other general corporate activities. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative financial and operational covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant compliance calculations use EBITDA, a Non-GAAP measure. Under the terms of the Credit Facility, Premier GP (i) is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters and (ii) must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2017. The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request, of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
During the year ended June 30, 2017, the Company borrowed $425.0 million under the Credit Facility and repaid $205.0 million of borrowings under the Credit Facility. At June 30, 2017, the interest rate for outstanding balances under the Credit Facility was 2.342%. As of June 30, 2017, the Company had approximately $25.0 million available under the letter of credit commitments. At June 30, 2017, the commitment fee was 0.125%. The outstanding borrowings were classified as current liabilities in the Consolidated Balance Sheets as they were due within one year of the balance sheet date. However, they may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to this Annual Report. For additional information regarding the Credit Facility, see Note 11 - Debt to our audited consolidated financial statements contained in this Annual Report.
Member-Owner TRAs
The Company has entered into TRAs with each of our member owners. Pursuant to the TRAs, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
The Company had TRA liabilities of $339.7 million and $279.7 million as of June 30, 2017 and 2016, respectively. TRA liabilities increased $60.0 million primarily due to $80.7 million of liabilities incurred in connection with quarterly member owner exchanges during the year ended June 30, 2017.

Certain Contractual Arrangements with Our Member Owners
We have entered into several agreements to define and regulate the governance and control relationships among us, Premier LP and the member owners. Note 1 - Organization and Basis of Presentation to our audited consolidated financial statements contained herein provides a summary of the material provisions of these agreements. These summaries do not purport to be complete, and they are subject to, and qualified in their entirety by reference to, the complete text of the agreements which are filed as exhibits to this Annual Report. These agreements should be carefully read before making any investment decisions regarding our securities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2017, we had $220.0 million outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. At June 30, 2017, the interest rate for three-month Eurodollar Rate Loans was 2.424% and the interest rate for Base Rate Loans was 4.375%. Assuming outstanding balances and the Applicable Rate were to remain the same, a 1% increase or decrease in interest rates would result in an incremental negative or positive cash flow, respectively, of approximately $2.2 million over the next 12 months.
We invested our excess cash in a portfolio of individual cash equivalents. We do not currently hold, and we have never held, any derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities.
Foreign Currency Risk. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not have market risk associated with foreign currencies.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) on page 130 for a list of financial statements filed with this report, and under this item.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016
Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Premier, Inc.
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule presented in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier, Inc. at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premier, Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
August 22, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Premier, Inc.
We have audited Premier, Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Premier, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of Premier, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2017. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated August 22, 2017, which expressed an unqualified opinion on those financial statements.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Innovatix, LLC, Essensa Ventures, LLC and Acro Pharmaceutical Services, LLC, which are included in the 2017 consolidated financial statements of Premier, Inc. and in the aggregate constituted less than 2% of total assets as of June 30, 2017. Innovatix, LLC and Essensa Ventures, LLC together represented approximately 3% and Acro Pharmaceutical Services, LLC represented approximately 13% of net revenue for the year ended June 30, 2017. Our audit of internal control over financial reporting of Premier, Inc. also did not include an evaluation of the internal control over financial reporting of Innovatix, LLC, Essensa Ventures, LLC and Acro Pharmaceutical Services LLC.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Premier, Inc. has not maintained effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

/s/ Ernst & Young LLP
Charlotte, North Carolina
August 22, 2017

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2017	June 30, 2016
Assets
Cash and cash equivalents	$156,735	$248,817
Marketable securities	—	17,759
Accounts receivable (net of $1,812 and $1,981 allowance for doubtful accounts, respectively)	159,745	144,424
Inventory	50,426	29,121
Prepaid expenses and other current assets	35,164	19,646
Due from related parties	6,742	3,123
Total current assets	408,812	462,890
Marketable securities	—	30,130
Property and equipment (net of $236,460 and $265,751 accumulated depreciation, respectively)	187,365	174,080
Intangible assets (net of $99,198 and $50,870 accumulated amortization, respectively)	377,962	158,217
Goodwill	906,545	537,962
Deferred income tax assets	482,484	422,849
Deferred compensation plan assets	41,518	39,965
Investments in unconsolidated affiliates	92,879	16,800
Other assets	10,271	12,490
Total assets	$2,507,836	$1,855,383

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$42,815	$46,003
Accrued expenses	55,857	56,774
Revenue share obligations	72,078	63,603
Limited partners' distribution payable	24,951	22,493
Accrued compensation and benefits	53,506	60,425
Deferred revenue	44,443	54,498
Current portion of tax receivable agreements	17,925	13,912
Current portion of long-term debt	227,993	5,484
Other liabilities	32,019	2,871
Total current liabilities	571,587	326,063
Long-term debt, less current portion	6,279	13,858
Tax receivable agreements, less current portion	321,796	265,750
Deferred compensation plan obligations	41,518	39,965
Deferred tax liabilities	48,227	—
Other liabilities	42,099	23,978
Total liabilities	1,031,506	669,614

	June 30, 2017	June 30, 2016
Redeemable limited partners' capital	3,138,583	3,137,230
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 51,943,281 and 45,995,528 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	519	460
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 87,298,888 and 96,132,723 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,662,772)	(1,951,878)
Accumulated other comprehensive loss	—	(43)
Total stockholders' deficit	(1,662,253)	(1,951,461)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,507,836	$1,855,383
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2017	2016	2015
Net revenue:
Net administrative fees	$557,468	$498,394	$457,020
Other services and support	363,087	337,554	270,748
Services	920,555	835,948	727,768
Products	534,118	326,646	279,261
Net revenue	1,454,673	1,162,594	1,007,029
Cost of revenue:
Services	182,775	163,240	143,290
Products	497,273	293,816	253,620
Cost of revenue	680,048	457,056	396,910
Gross profit	774,625	705,538	610,119
Operating expenses:
Selling, general and administrative	405,471	403,611	332,004
Research and development	3,107	2,925	2,937
Amortization of purchased intangible assets	48,327	33,054	9,136
Operating expenses	456,905	439,590	344,077
Operating income	317,720	265,948	266,042
Remeasurement gain attributable to acquisition of Innovatix	205,146	—	—
Equity in net income of unconsolidated affiliates	14,745	21,647	21,285
Interest and investment income (loss), net	(4,512)	(1,021)	866
Loss on disposal of long-lived assets	(2,422)	—	(15,243)
Other income (expense), net	614	(1,692)	(1,823)
Other income, net	213,571	18,934	5,085
Income before income taxes	531,291	284,882	271,127
Income tax expense	81,814	49,721	36,342
Net income	449,477	235,161	234,785
Net income attributable to non-controlling interest in S2S Global	—	—	(1,836)
Net income attributable to non-controlling interest in Premier LP	(336,052)	(193,547)	(194,206)
Net income attributable to non-controlling interest	(336,052)	(193,547)	(196,042)
Adjustment of redeemable limited partners' capital to redemption amount	(37,176)	776,750	(904,035)
Net income (loss) attributable to stockholders	$76,249	$818,364	$(865,292)

Weighted average shares outstanding:
Basic	49,654	42,368	35,681
Diluted	50,374	145,308	35,681

Earnings (loss) per share attributable to stockholders:
Basic	$1.54	$19.32	$(24.25)
Diluted	$1.51	$1.33	$(24.25)
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2017	2016	2015
Net income	$449,477	$235,161	$234,785
Net unrealized gain (loss) on marketable securities	128	(110)	(213)
Total comprehensive income	449,605	235,051	234,572
Less: comprehensive income attributable to non-controlling interest	(336,137)	(193,470)	(195,885)
Comprehensive income attributable to stockholders	$113,468	$41,581	$38,687
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	32,375	$324	112,511	$—	$—	$(2,469,873)	$(805)	$43	$(2,470,311)
Redemption of limited partners	—	—	(910)	—	—	—	—	—	—
Reduction in tax receivable agreement liabilities related to departed member owners	—	—	—	—	1,905	—	—	—	1,905
Exchange of Class B common units for Class A common stock by member owners	5,218	53	(5,218)	—	175,062	—	—	—	175,115
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	18,097	—	—	—	18,097
Issuance of Class A common stock under equity incentive plan	76	—	—	—	1,508	—	—	—	1,508
Stock-based compensation expense	—	—	—	—	28,498	—	—	—	28,498
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(135)	—	—	—	(135)
Net income	—	—	—	—	—	234,785	—	—	234,785
Net income attributable to non-controlling interest	—	—	—	—	—	(196,042)	—	—	(196,042)
Net income attributable to non-controlling interest in S2S Global	—	—	—	—	—	—	1,836	—	1,836
Purchase of non-controlling interest in S2S Global	—	—	—	—	(13,487)	—	(1,031)	—	(14,518)
Increase in deferred tax asset related to purchase of non-controlling interest in S2S Global	—	—	—	—	5,243	—	—	—	5,243
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(48)	(48)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	(216,691)	(687,344)	—	—	(904,035)
Balance at June 30, 2015	37,669	$377	106,383	$—	$—	$(3,118,474)	$—	$(5)	$(3,118,102)
Redemption of limited partners	—	—	(2,527)	—	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	7,723	77	(7,723)	—	267,604	—	—	—	267,681
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	35,431	—	—	—	35,431
Issuance of Class A common stock under equity incentive plan	523	5	—	—	3,552	—	—	—	3,557

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Issuance of Class A common stock under employee stock purchase plan	81	1	—	—	2,728	—	—	—	2,729
Stock-based compensation expense	—	—	—	—	48,670	—	—	—	48,670
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(7,863)	—	—	—	(7,863)
Net income	—	—	—	—	—	235,161	—	—	235,161
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(193,547)	—	—	(193,547)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(38)	(38)
Final remittance of net income attributable to S2S Global before February 1, 2015	—	—	—	—	—	(1,890)	—	—	(1,890)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	(350,122)	1,126,872	—	—	776,750
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$—	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	4,851	48	(4,851)	—	157,323	—	—	—	157,371
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—	—
Redemption of limited partner	—	—	(173)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	35,141	—	—	—	35,141
Issuance of Class A common stock under equity incentive plan	1,021	10	—	—	9,158	—	—	—	9,168
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	2,482	—	—	—	2,483
Stock-based compensation expense	—	—	—	—	26,470	—	—	—	26,470
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,717)	—	—	—	(17,717)
Net income	—	—	—	—	—	449,477	—	—	449,477
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(336,052)	—	—	(336,052)
Net realized loss on marketable securities	—	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(212,857)	175,681	—	—	(37,176)
Balance at June 30, 2017	51,943	$519	87,299	$—	$—	$(1,662,772)	$—	$—	$(1,662,253)
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2017	2016	2015
Operating activities
Net income	$449,477	$235,161	$234,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,211	84,156	54,322
Equity in net income of unconsolidated affiliates	(14,745)	(21,647)	(21,285)
Deferred income taxes	60,562	25,714	18,294
Loss on investment	—	—	1,000
Stock-based compensation	26,470	48,670	28,498
Adjustment to tax receivable agreement liabilities	(5,447)	(4,818)	—
Remeasurement gain attributable to acquisition of Innovatix	(205,146)	—	—
Loss on disposal of long-lived assets	2,422	—	15,243
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	3,365	(37,250)	(18,964)
Other assets	6,821	(9,638)	(1,736)
Inventories	(16,349)	3,937	(12,235)
Accounts payable, accrued expenses and other current liabilities	(24,482)	50,313	60,834
Long-term liabilities	(901)	(4,195)	2,791
Other operating activities	2,989	1,067	2,511
Net cash provided by operating activities	$392,247	$371,470	$364,058
Investing activities
Purchase of marketable securities	$—	$(19,211)	$(395,302)
Proceeds from sale of marketable securities	48,013	386,372	385,788
Acquisition of Innovatix and Essensa, net of cash acquired	(319,717)	—	—
Acquisition of Acro Pharmaceuticals, net of cash acquired	(62,892)	—	—
Acquisition of CECity, net of cash acquired	—	(398,261)	—
Acquisition of HCI, net of cash acquired	—	(64,274)	—
Acquisition of InFlow	—	(6,088)	—
Acquisition of Aperek, net of cash acquired	—	—	(47,446)
Acquisition of TheraDoc, net of cash acquired	—	—	(108,561)
Purchase of non-controlling interest in S2S Global	—	—	(14,518)
Investment in unconsolidated affiliates	(65,660)	(3,250)	(5,000)
Distributions received on equity investment	6,550	22,093	18,900
Decrease in restricted cash	—	—	5,000
Purchases of property and equipment	(71,372)	(76,990)	(70,734)
Other investing activities	25	(27)	—
Net cash used in investing activities	$(465,053)	$(159,636)	$(231,873)
Financing activities
Payments made on notes payable	$(5,486)	$(2,143)	$(1,403)
Proceeds from credit facility	425,000	150,000	—
Payments on credit facility	(205,000)	(150,000)	—
Proceeds from exercise of stock options under equity incentive plans	9,168	3,552	1,508
Proceeds from issuance of Class A common stock under stock purchase plan	2,483	2,317	—

	Year Ended June 30,
	2017	2016	2015
Repurchase of vested restricted units for employee tax-withholding	(17,717)	(7,863)	(135)
Settlement of exchange of Class B units by member owners	(123,331)	—	—
Distributions to limited partners of Premier LP	(90,434)	(92,707)	(92,212)
Payments to limited partners of Premier LP related to tax receivable agreements	(13,959)	(10,805)	(11,499)
Proceeds from S2S Global revolving line of credit	—	—	1,007
Payments on S2S Global revolving line of credit	—	—	(14,715)
Final remittance of net income attributable to former S2S Global minority shareholder	—	(1,890)	—
Net cash used in financing activities	$(19,276)	$(109,539)	$(117,449)
Net increase (decrease) in cash and cash equivalents	(92,082)	102,295	14,736
Cash and cash equivalents at beginning of year	248,817	146,522	131,786
Cash and cash equivalents at end of year	$156,735	$248,817	$146,522

Supplemental schedule of non cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in additional paid-in-capital and accumulated deficit	$37,176	$(776,750)	$904,035
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$157,371	$267,681	$175,062
Reduction in redeemable limited partners' capital for limited partners' capital distribution payable	$24,951	$22,493	$22,432
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$2,049	$5,407	$6,506
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$114,605	$94,839	$80,115
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$79,463	$59,408	$55,170
Increase in additional paid-in capital related to quarterly exchanges by member owners	$35,141	$35,431	$18,097
Net increase in investments in unconsolidated affiliates related to FFF put and call rights, with offsetting increases in other assets and other liabilities	$15,460	$—	$—
Payable to member owners incurred upon repurchase of ownership interest	$416	$3,556	$2,046
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 21 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, and integrated pharmacy and direct sourcing activities. The Performance Services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize its comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The Performance Services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 37% and 32% general partner interest in Premier Healthcare Alliance, L.P. ("Premier LP") at June 30, 2017 and 2016, respectively. Premier LP's limited partners held an approximate 63% and 68% ownership interest at June 30, 2017 and 2016, respectively. Below is a summary of the principal documents that define and regulate the governance and control relationships among Premier, Premier LP and the member owners.
LP Agreement
Pursuant to the Amended and Restated Limited Partnership Agreement, as amended ("LP Agreement"), Premier GP is the general partner of Premier LP, and controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding of Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements ("TRAs") and (iii) meet its obligations to the member owners under the Exchange Agreement if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
In the event that a limited partner of Premier LP holding Class B common units not yet eligible to be exchanged for shares of Premier's Class A common stock pursuant to the terms of the Exchange Agreement (as defined herein) (i) ceases to participate in Premier's GPO programs, (ii) ceases to be a limited partner of Premier LP (except as a result of a permitted transfer of its Class B common units), (iii) ceases to be a party to a GPO participation agreement (subject to certain limited exceptions) or (iv) becomes a related entity of, or affiliated with, a competing business of Premier LP, in each case, Premier LP will have the option to redeem all of such limited partner's Class B common units not yet eligible to be exchanged at a purchase price set forth in the LP Agreement. In addition, the limited partner will be required to exchange all Class B common units eligible to be exchanged on the next exchange date following the date of the applicable termination event described above.
Voting Trust Agreement
Pursuant to a voting trust agreement (the "Voting Trust Agreement"), the member owners contributed their Class B common stock into Premier Trust, under which Wells Fargo Delaware Trust Company, N.A., as trustee, acts on behalf of the member owners for purposes of voting their shares of Class B common stock. As a result of the Voting Trust Agreement, the member owners retain beneficial ownership of the Class B common stock, while the trustee is the legal owner of such equity. Pursuant to the Voting Trust Agreement, the trustee must vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our Board of Directors and by a majority of the votes received by the trustee from the member owners for all other matters.
Exchange Agreement
Pursuant to the terms of an exchange agreement ("the Exchange Agreement"), subject to certain restrictions, commencing on October 31, 2014 and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's Audit and Compliance Committee. This exchange right can be exercised on a quarterly basis (subject to certain restrictions contained in the registration rights agreement described below) and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
Pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement") Premier filed with the SEC a resale shelf registration statement for resales from time to time of its Class A common stock issued to the member owners in exchange for their Class B common units pursuant to the Exchange Agreement, subject to various restrictions. The registration statement was declared effective by the SEC in November 2014. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. Pursuant to the Registration Rights Agreement, Premier may, but is not required to, conduct a company-directed underwritten public offering to allow the member owners to resell Class A common stock received by them in exchange for their Class B common units. Premier, as well as the member owners, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The Registration Rights Agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
TRAs
Pursuant to the terms of the TRAs, for as long as the member owner remains a limited partner, Premier has agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in conjunction with the IPO, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to Premier entering into the TRAs, including tax benefits attributable to payments under the TRAs.
GPO Participation Agreement
Pursuant to the terms of a GPO participation agreement, each member owner will receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or owned, leased, managed and affiliated facilities, through Premier's GPO supplier contracts. Subject to certain termination rights, these GPO participation agreements covered an initial five-year term and expire on September 30, 2018. In addition, two of Premier's largest regional GPO member owners each remit all gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to Premier LP. These agreements covered an initial seven-year term and expire on September 30, 2020. Our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (September 30, 2017, in the case of five-year agreements), or sixth anniversary (September 30, 2019, in the case of seven-year agreements), of the then-current term, that such member owner desires to terminate the GPO participation agreement effective upon the expiration of the then-current term.
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
Basis of Presentation and Consolidation
Basis of Presentation
The limited partners' interest in Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying Consolidated Statements of Income and within comprehensive income attributable to non-controlling interest in Premier LP in the Company's accompanying Consolidated Statements of Comprehensive Income.
At June 30, 2017 and 2016, the member owners owned approximately 63% and 68%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the year ended June 30, 2017, the member owners exchanged 8.7 million Class B common units and associated Class B common shares for a combination of 4.9 million Class A common shares and cash pursuant to the Exchange Agreement (see Note 15 - Earnings (Loss) Per Share). During the year ended June 30, 2017, approximately 3.8 million Class B common units were contributed to Premier LP, converted to Class A common units and retired in connection with the member owner exchange for cash, and approximately 4.9 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 8.7 million Class B common shares were retired during the same period.
At June 30, 2017 and 2016, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 37% and 32% of the Company's outstanding common stock through their ownership of Class A common stock.
Principles of Consolidation
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

The assets and liabilities of Premier LP at June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Assets
Current	$385,477	$442,251
Noncurrent	1,616,539	973,741
Total assets of Premier LP	$2,002,016	$1,415,992

Liabilities
Current	$560,582	$312,068
Noncurrent	134,635	74,709
Total liabilities of Premier LP	$695,217	$386,777
Net income attributable to Premier LP during the years ended June 30, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Premier LP net income	$522,310	$275,955	$257,662
Premier LP's cash flows for the years ended June 30, 2017, 2016 and 2015 consisted of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$439,745	$393,352	$379,784
Investing activities	(465,052)	(159,636)	(231,873)
Financing activities	(51,290)	(150,330)	(152,578)
Net increase (decrease) in cash and cash equivalents	(76,597)	83,386	(4,667)
Cash and cash equivalents at beginning of year	210,048	126,662	131,329
Cash and cash equivalents at end of year	$133,451	$210,048	$126,662
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under TRAs, values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
We account for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.

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
Marketable Securities
The Company invests its excess cash in commercial paper, U.S. government securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. Marketable securities, classified as available-for-sale, are carried at fair market value, with the unrealized gains and losses on such investments reported in comprehensive income as a separate component of stockholders' deficit or redeemable limited partners' capital as appropriate. Realized gains and losses, and other-than-temporary declines in investments, are included in other income, net in the accompanying Consolidated Statements of Income. The Company uses the specific-identification method to determine the cost of securities sold. The Company does not hold publicly traded equity investments.
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
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for doubtful accounts. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a member's ability to pay. Provisions for the allowance for doubtful accounts attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could be further adjusted.

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
Property and Equipment, Net
Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets' EUL. See Note 7 - Property and Equipment, Net.
Costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue in the accompanying Consolidated Statements of Income. The Company capitalized costs related to software developed for internal use of $66.6 million and $61.0 million during the years ended June 30, 2017 and 2016, respectively.
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
Intangible Assets
Definite-lived intangible assets consist primarily of acquired technology, member relationships, customer relationships, trade names and distribution networks, and are amortized on a straight-line basis over their EUL. See Note 8 - Intangible Assets, Net.
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization on the measurement date. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the definite-lived intangible asset is used, and the effects of obsolescence, demand and competition, as well as other economic factors.
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
The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2017.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $5.7 million and $2.0 million at June 30, 2017 and 2016, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2017 and 2016. The non-current portion of the deferred compensation plan assets, totaling $41.5 million and $40.0 million at June 30, 2017 and 2016, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2017 and 2016. Realized and unrealized gain (loss) of $4.0 million, $(1.6) million and $(0.8) million on plan assets as of June 30, 2017, 2016 and 2015, respectively, are included in other income (expense), net in the accompanying Consolidated Statements of Income. Deferred compensation income (expense) from the change in the corresponding liability of $(4.0) million, $1.6 million and $0.8 million, respectively, are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015, respectively.
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
Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company's proportionate share of earnings, losses and distributions. These investments are classified as long-term and included in other assets. See Note 4 - Investments.
The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

TRAs
The Company records TRA liabilities based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the IPO. Tax payments under the TRA will be made to the member owners as the Company realizes tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between the Company and the member owners. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in selling, general and administrative expense in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
Redeemable Limited Partners' Capital
The LP Agreement includes a provision that provides for redemption of a limited partner's interest upon termination as follows: For Class B common units not yet eligible for exchange, those will be redeemed at a purchase price which is the lower of the limited partner's capital account balance in Premier LP immediately prior to the IPO after considering any IPO proceeds received and the fair market value of the Class A common stock of the Company on the date of the termination with either (a) a five-year, unsecured, non-interest bearing term promissory note, (b) a cashier's check or wire transfer of immediately available funds in an amount equal to the present value of the Class B unit redemption amount, or (c) payment on such other terms mutually agreed upon with Premier GP. For Class B common units that are eligible for exchange, the limited partner is also required to exchange all eligible Class B common units on the next exchange date following the date of the termination.
A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the Board of Directors. Given the limited partners hold the majority of the votes of the Board of Directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects limited partners' capital on the Consolidated Balance Sheets as redeemable limited partners' capital in temporary equity. In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and accumulated deficit.
Distributions to Limited Partners under the LP Agreement
Premier LP makes quarterly distributions to Premier, Inc. as the general partner and to the limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. The general partner distribution is based on the general partner's ownership in Premier LP. The limited partner distributions are based on the limited partners' ownership in Premier LP and relative participation across Premier service offerings. While the limited partner distributions are partially based on relative participation across Premier service offerings, the actual distribution is not solely based on revenue generated from an individual partner's participation as distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as income or loss generated by non-owner members' participation in Premier's service offerings. To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution.
Revenue Recognition
Net Revenue
Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of net GPO administrative fees in the Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by the Performance Services segment in connection with the Company's SaaS informatics products subscriptions, advisory services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment. The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectibility is reasonably assured.

Net Administrative Fees Revenue
Net administrative fees revenue is generated through administrative fees received from suppliers based on the total dollar volume of supplies purchased by the Company's members in connection with its GPO programs.
The Company, through its GPO programs, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are recognized as revenue in the period in which the respective supplier reports member purchasing data, usually a month or a quarter in arrears of actual member purchase activity. The supplier report proves that the delivery of product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectibility is reasonably assured. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts.
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
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, population health management and provider analytics. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 60 to 300 days following contract execution before the SaaS informatics products can be fully utilized by the member.
The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized straight-line over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
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

Certain administrative and/or patient management integrated pharmacy services are provided in situations where prescriptions are sent back to member health systems for dispensing. Additionally, the Company derives revenue from pharmaceutical manufacturers for providing patient education and utilization data. Revenue is recognized as these services are provided.
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
Cost of product revenue consists of purchase and shipment costs for integrated pharmaceuticals and direct sourced medical products.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and were $3.8 million, $3.3 million and $2.2 million for the years ended June 30, 2017, 2016 and 2015, respectively.
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
Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates as well as net operating losses and credit carryforwards, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets when, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders' deficit during a period from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income.

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
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The Company early-adopted the standard effective July 1, 2016, using the prospective approach. Pursuant to the guidance, the Company recognized gross excess tax benefits of approximately $9.1 million ($3.6 million tax effected) during the three months ended September 30, 2016, which were fully offset by a valuation allowance at Premier Healthcare Solutions, Inc. ("PHSI"), the Company's consolidated subsidiary. No adjustments were made to prior periods, and the impact on prior periods would have been immaterial. All excess tax benefits related to share-based awards are reported as operating activities within the accompanying Consolidated Statement of Cash Flows. In addition, the Company calculated diluted earnings per share without consideration of any tax benefits in determining dilutive shares.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the SEC staff's position in ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. ASU 2015-15 states that the SEC staff would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The Company adopted the standard effective July 1, 2016 using the retrospective approach. The guidance had no impact on the Company's accounting for debt issuance costs associated with its line of credit.
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
Recently Issued Accounting Standards Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective prospectively for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. In addition, the guidance eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted for certain amendments. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 33), which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new standard will be effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2017. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not expect the adoption of the new standard to have a material impact on the Company's consolidated financial statements and related disclosures.
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
The new revenue recognition standards discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018. The Company is currently evaluating the transition method that will be elected as well as the impact of the adoption of the new standards on its consolidated financial statements and related disclosures. To-date, the Company has identified the following preliminary impacts of adopting the new standards on various revenue streams across its operating segments.
Within the Supply Chain Services Segment, the Company expects to recognize administrative fee revenue upon the occurrence of a sale by suppliers to the Company’s members. This differs from today’s treatment in which the Company recognizes revenue in the period in which the respective supplier reports member purchasing data, usually a month or a quarter in arrears of actual member purchase activity. This change will result in the Company recognizing revenue sooner in the revenue cycle than under today’s guidance and the creation of a contract asset associated with this shift in revenue recognition timing. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Within the Performance Services Segment, the Company is continuing to assess the impacts of adopting the new standards on its various revenue streams. Under the new standard, the Company will be required to capitalize the incremental costs of obtaining a contract, which the Company has preliminarily identified as sales commissions and costs associated with implementing our SaaS informatics tools, and to amortize these costs in a manner that reflects the transfer of services to the customer. These costs are expensed as incurred under the current guidance. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Additionally, the Company is evaluating the potential impacts on its business processes, systems and controls necessary to support revenue recognition and disclosure requirements under the new standard.
(3) BUSINESS ACQUISITIONS
Acquisition of Innovatix and Essensa
Innovatix, LLC ("Innovatix") and Essensa Ventures, LLC ("Essensa") are GPOs focused on serving alternate site health care providers and other organizations throughout the United States. Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix (see Note 4 -

Investments). On December 2, 2016, the Company, through PSCI, acquired from GNYHA Holdings, LLC (see Note 19 - Related Party Transactions) the remaining 50% ownership interest of Innovatix and 100% of the ownership interest in Essensa for $325.0 million, of which $227.5 million was paid in cash at closing and $97.5 million was paid in cash on January 10, 2017. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $336.0 million.
In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 11 - Debt), the outstanding portion of which is reflected within current portion of long-term debt in the Consolidated Balance Sheets at June 30, 2017. The Company incurred $6.5 million of acquisition costs related to this acquisition during the year ended June 30, 2017. These acquisition costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 8 - Intangible Assets, Net) and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $334.7 million of goodwill (see Note 9 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects a portion of the goodwill to be deductible for tax purposes.
The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value
Cash paid at closing	$227,500
Note payable at closing, paid on January 10, 2017	97,500
Purchase price	325,000
Consideration for Innovatix and Essensa cash at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Total consideration paid	349,646
Cash acquired	(16,267)
Net consideration	333,379
50% ownership interest in Innovatix	218,356
Payable to Innovatix and Essensa	(5,765)
Enterprise value	545,970

Accounts receivable	21,242
Prepaid expenses and other current assets	686
Fixed assets	3,476
Intangible assets	241,494
Total assets acquired	266,898
Accrued expenses	5,264
Revenue share obligations	7,011
Other current liabilities	694
Total liabilities assumed	12,969
Deferred tax liability	42,636
Goodwill	$334,677
The acquisition provides the sellers an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ended June 30, 2017. As of June 30, 2017, the fair value of the earn-out liability was $21.1 million (see Note 5 - Fair Value Measurements).

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
The Company's 50% ownership interest in Innovatix prior to the acquisition was accounted for under the equity method and had a carrying value of $13.3 million (see Note 4 - Investments). In connection with the acquisition, the Company's investment was remeasured under business combination accounting rules to a fair value of $218.4 million, resulting in a one-time gain of $205.1 million which was recorded in the accompanying Consolidated Statement of Income as other income.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Innovatix and Essensa as part of its Supply Chain Services segment.
Acquisition of Acro Pharmaceuticals
Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") are specialty pharmacy businesses that provide customized healthcare management solutions to members. On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceuticals for $75.0 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $62.9 million. The acquisition was funded with available cash on hand.
The Company has accounted for the Acro Pharmaceuticals acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The Acro Pharmaceuticals acquisition resulted in the recognition of approximately $33.9 million of goodwill (see Note 9 - Goodwill) attributable to the anticipated profitability of Acro Pharmaceuticals. The Acro Pharmaceuticals acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Acro Pharmaceuticals as part of its Supply Chain Services segment.
Acquisition of InFlow
InFlowHealth, LLC ("InFlow") is a SaaS-based software developer that specializes in improving the operational, financial and strategic performance of physician practices. InFlow's software allows physicians to identify opportunities for improvement and guide physician practice budgeting and strategic investments by aggregating financial and operational data from physicians in medical groups across the United States. The software is designed to provide actionable insights into among other things, practice capacity, patient volumes, productivity and staffing ratios, revenue cycle performance, patient demographics, referral patterns and overall compensation.
On October 1, 2015, PHSI acquired all of the limited liability company membership interests of InFlow for $6.1 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow's future annual contractual subscription revenues above certain thresholds through December 31, 2019. At June 30, 2017 and 2016, the fair value of the earn-out liability was $0.2 million and $4.1 million, respectively (see Note 5 - Fair Value Measurements). In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios, although this value is not indicative of a known amount to be paid. The selling members also received restricted stock units of the Company with an aggregate equity grant value of $2.1 million, which vest over a three-year period with restrictions tied to continued employment.
The Company accounted for the InFlow acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The InFlow acquisition resulted in the recognition of approximately $5.9 million of goodwill attributable to the anticipated profitability of InFlow. The InFlow acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes. The Company reports InFlow as part of its Performance Services segment.
Acquisition of CECity
CECity.com, Inc. ("CECity") is a cloud-based healthcare solutions provider, specializing in performance management and improvement, pay-for-value reporting and professional education. CECity offers turnkey solutions for clinical data registries, continuing medical education, maintenance of certification, performance improvement, pay-for-value reporting and life-long professional development.

On August 20, 2015, PHSI acquired 100% of the outstanding shares of capital stock of CECity, a Delaware corporation, for $398.3 million. The Company funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under the Credit Facility (see Note 11 - Debt). Approximately $4.0 million of pretax acquisition costs related to the CECity acquisition were recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the year ended June 30, 2016.
The Company accounted for the CECity acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The CECity acquisition resulted in the recognition of approximately $274.0 million of goodwill which reflects a premium relative to the fair value of the identified assets due to the strategic importance of the transaction to the Company and the CECity business model which does not rely extensively on tangible assets as well as the anticipated profitability of CECity. The CECity acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes.
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
Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports CECity as part of its Performance Services segment.
Acquisition of HCI
Healthcare Insights, LLC ("HCI") has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which include budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care. On July 31, 2015, PHSI acquired all of the limited liability company membership interests of HCI for $64.3 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI's revenues during the twelve months ending December 31, 2017 as defined in the purchase agreement. At both June 30, 2017 and 2016, the fair value of the earn-out liability related to the HCI acquisition was zero. In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios, although this value is not indicative of a known amount to be paid.
The Company accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The HCI acquisition resulted in the recognition of approximately $42.4 million of goodwill attributable to the anticipated profitability of HCI. The HCI acquisition is considered an asset acquisition for tax purposes. Accordingly, the Company expects the goodwill to be deductible for tax purposes. The Company reports HCI as part of its Performance Services segment.

Acquisition of Non-Controlling Interest in S2S Global
On February 2, 2015, the Company purchased the remaining 40% of the outstanding limited liability company membership interests of SVS LLC d/b/a S2S Global ("S2S Global") for $14.5 million. In connection with the purchase, the Company repaid the $14.2 million balance outstanding under the S2S Global line of credit and terminated the S2S Global line of credit prior to its maturity date. The Company utilized available funds on hand to complete the acquisition and pay-off the S2S Global line of credit (see Note 11 - Debt). The Company reports S2S as part of its Supply Chain Services segment.
Acquisition of TheraDoc
TheraDoc, Inc. ("Theradoc") is a leading provider of clinical surveillance software to healthcare organizations across the country that brings together disparate data from a hospital's source systems and helps alert clinicians to potential risks. On September 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of TheraDoc for $108.6 million. The Company utilized available funds on hand to complete the acquisition. The Company reports TheraDoc as part of its Performance Services segment.
Acquisition of Aperek
Aperek, Inc. ("Aperek") is a SaaS-based supply chain solutions company focused on purchasing workflow and analytics. On August 29, 2014, the Company completed the acquisition of 100% of the outstanding shares of Aperek for $47.4 million. The Company utilized available funds on hand to complete the acquisition. The Company reports Aperek as part of its Performance Services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
	June 30,		Year Ended June 30,
	2017	2016	2017	2016	2015
FFF	$85,520	$—	$4,400	$—	$—
Bloodbuy	2,066	2,185	(119)	(65)	—
PharmaPoint	4,232	4,572	(340)	(379)	—
Innovatix	—	9,043	10,743	21,797	21,285
Other investments	1,061	1,000	61	294	—
Total investments	$92,879	$16,800	$14,745	$21,647	$21,285
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying Consolidated Balance Sheets at $81.1 million, of which $65.7 million was in cash and $15.4 million was consideration in the form of the net fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its 5.3 million units of Class B Membership Interests at June 30, 2017 and 2016. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5.0 million units of Class B Membership Interests at June 30, 2017 and 2016. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% membership interests (see Note 3 - Business Acquisitions and Note 19 - Related

Party Transactions). As a result, the Company recognized a one-time gain of $205.1 million related to the remeasurement of the then-existing 50% ownership share to fair value. Prior to the acquisition, the Company accounted for its investment in Innovatix using the equity method of accounting and included the investment as part of the Supply Chain Services segment.
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At June 30, 2017, the Company had no marketable securities other than those included in deferred compensation plan assets (see Note 5 - Fair Value Measurements). At June 30, 2016, corporate debt securities and asset-backed securities were classified as current and long-term marketable securities in the accompanying Consolidated Balance Sheets (see Note 5 - Fair Value Measurements). At June 30, 2016, marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2016
Corporate debt securities	$33,267	$—	$(135)	$33,132
Asset-backed securities	14,755	3	(1)	14,757
Total marketable securities	$48,022	$3	$(136)	$47,889
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Cash equivalents	$22,218	$22,218	$—	$—
FFF call right	4,655	—	—	4,655
Deferred compensation plan assets	47,202	47,202	—	—
Total assets	$74,075	$69,420	$—	$4,655
Earn-out liabilities	$21,310	$—	$—	$21,310
FFF put right	24,050	—	—	24,050
Total liabilities	$45,360	$—	$—	$45,360

June 30, 2016
Cash equivalents	$83,846	$83,846	$—	$—
Corporate debt securities	33,132	—	33,132	—
Asset-backed securities	14,757	—	14,757	—
Deferred compensation plan assets	41,917	41,917	—	—
Total assets	$173,652	$125,763	$47,889	$—
Earn-out liabilities	$4,128	$—	$—	$4,128
Total liabilities	$4,128	$—	$—	$4,128
Cash equivalents were included in cash and cash equivalents, and corporate debt securities and asset-backed securities were included in current and long-term marketable securities in the accompanying Consolidated Balance Sheets (see Note 4 - Investments). The

fair value of the Company's corporate debt securities and asset-backed securities, classified as Level 2, were valued using quoted prices for similar securities in active markets or quoted prices for identical or similar securities in markets that are not active.
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($5.7 million and $2.0 million at June 30, 2017 and 2016, respectively) in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of HCI on July 31, 2015, Inflow on October 1, 2015 and Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions). At June 30, 2017 and 2016, the earn-out liabilities were classified as Level 3. The fair values of the earn-out liabilities were determined based on estimated future earnings and the probability of achieving them. The current portion of the earn-out liabilities was $21.1 million and $0.5 million at June 30, 2017 and 2016, respectively, and was included in other liabilities, current in the accompanying Consolidated Balance Sheets. The long-term portion of the earn-out liabilities was $0.2 million and $3.7 million at June 30, 2017 and 2016, respectively, and was included in other liabilities, non-current in the accompanying Consolidated Balance Sheets. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
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
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Consolidated Balance Sheets. Net changes in the fair value of the FFF put and call rights were recorded within other income (expense), net, in the accompanying Consolidated Statements of Income.
A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases	Gain (Loss)	Ending Balance
Year ended June 30, 2017
FFF call right asset	$—	$10,361	$(5,706)	$4,655
Total Level 3 assets	$—	$10,361	$(5,706)	$4,655
Earn-out liabilities	$4,128	$16,662	$(520)	$21,310
FFF put right liability	—	25,821	1,771	24,050
Total Level 3 liabilities	$4,128	$42,483	$1,251	$45,360

Year ended June 30, 2016
Earn-out liabilities	$—	$4,109	$(19)	$4,128
Total Level 3 liabilities	$—	$4,109	$(19)	$4,128

Non-Recurring Fair Value Measurements
During the year ended June 30, 2017, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa were determined using the income approach (see Note 3 - Business Acquisitions).
The Company recognized a one-time gain of $205.1 million related to the remeasurement of the Company's 50% equity method investment in Innovatix to fair value upon acquisition of the remaining interest in Innovatix (see Note 3 - Business Acquisitions). The fair value of the investment was calculated using a discounted cash flow model.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by approximately $0.6 million and $0.7 million at June 30, 2017 and 2016, respectively, based on assumed market interest rates of 2.6% and 2.1%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.

(6) ACCOUNTS RECEIVABLE, NET
Trade accounts receivable consisted primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consisted of amounts receivable related to fees for services provided to members utilizing the Company's integrated pharmacy services to support contract negotiation and administration, claims data, rebate processing and evaluation of pharmacy formulary and utilization.

	June 30,
	2017	2016
Trade accounts receivable	$130,126	$112,443
Managed services receivable	31,383	33,728
Other	48	234
Total accounts receivable	161,557	146,405
Allowance for doubtful accounts	(1,812)	(1,981)
Accounts receivable, net	$159,745	$144,424
(7) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2017	2016
Capitalized software	3-5 years	$340,271	$361,864
Computer hardware	3-5 years	57,320	53,547
Furniture and other equipment	5 years	8,218	8,102
Leasehold improvements	Lesser of estimated useful life or term of lease	18,016	16,318
Total property and equipment		423,825	439,831
Accumulated depreciation and amortization		(236,460)	(265,751)
Property and equipment, net		$187,365	$174,080
Depreciation and amortization expense related to property and equipment was $58.9 million, $51.1 million and $45.2 million for the years ended June 30, 2017, 2016 and 2015, respectively. Unamortized capitalized software costs were $161.4 million and $146.0 million at June 30, 2017 and 2016, respectively.
During the year ended June 30, 2015, the Company recognized a loss on disposal of long-lived assets of approximately $15.2 million primarily comprised of $13.3 million in capitalized software costs, which were included in the Performance Services segment. The Company specifically identified these capitalized software assets as having no future economic benefit in conjunction with the integration of the TheraDoc acquisition during its annual inventory process in May 2015 (see Note 3 - Business Acquisitions). The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2017 or 2016.

(8) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2017	2016
Member relationships	14.7 years	$220,100	$—
Technology	5.0 years	143,727	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	13,160
Distribution network	10.0 years	22,400	—
Favorable lease commitments	10.1 years	11,393	—
Non-compete agreements	5.9 years	8,710	4,080
Total intangible assets		477,160	209,087
Accumulated amortization		(99,198)	(50,870)
Total intangible assets, net		$377,962	$158,217
The increase in intangible assets was due to the acquisitions of Acro Pharmaceuticals in August 2016 and Innovatix and Essensa in December 2016 (see Note 3 - Business Acquisitions). Intangible asset amortization totaled $48.3 million, $33.1 million and $9.1 million for the years ended June 30, 2017, 2016 and 2015, respectively. During the year ended June 30, 2015, the Company wrote-off approximately $11.6 million in fully amortized intangible assets.
The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2018	$55,493
2019	53,938
2020	49,073
2021	27,949
2022	24,960
Thereafter	163,149
Total amortization expense (a)	$374,562

(a)
Estimated aggregate amortization expense for the next five fiscal years and thereafter excludes amortization on technology under development, which was classified as technology in the total intangible assets table, of $3.4 million as these assets were not completed at June 30, 2017.

The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2017	2016
Supply Chain Services	$255,601	$—
Performance Services	122,361	158,217
Total intangible assets, net	$377,962	$158,217

(9) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Acquisition adjustments (b)	Total
June 30, 2016	$31,765	$506,197	$—	$537,962
Acro Pharmaceuticals (a)	39,850	—	(5,944)	33,906
Innovatix and Essensa (a)	331,162	—	3,515	334,677
June 30, 2017	$402,777	$506,197	$(2,429)	$906,545

(a)	See Note 3 - Business Acquisitions for more information.

(b)
The initial purchase price allocations for the Company's acquisitions are preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Acro Pharmaceuticals acquisition adjustments were related to working capital adjustments subsequent to the acquisition date which were recorded in the Supply Chain Services segment. The Innovatix and Essensa acquisition adjustments were related to working capital and intangible asset adjustments subsequent to the acquisition date which were recorded in the Supply Chain Services segment (see Note 3 - Business Acquisitions).

(10) OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	June 30,
	2017	2016
Deferred loan costs, net	$1,051	$1,595
FFF call right	4,655	—
Other	4,565	10,895
Total other long-term assets	$10,271	$12,490
The Company recorded $0.5 million, $0.5 million and $0.3 million in amortization expense on deferred loan costs during the years ended June 30, 2017, 2016 and 2015, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest and investment income, net in the Consolidated Statements of Income.
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), the Company obtained a call right to purchase the remaining interest in FFF from the majority shareholder (see Note 5 - Fair Value Measurements).
Included in other at June 30, 2016 was a $10.0 million net prepayment to a distributor, which was funded in order to receive additional discounts on product purchases.

(11) DEBT
Long-term debt consisted of the following (in thousands):

			June 30,
	Commitment Amount	Due Date	2017	2016
Credit Facility	$750,000	June 24, 2019	$220,000	$—
Notes payable	—	Various	14,272	19,342
Total debt			234,272	19,342
Less: current portion			(227,993)	(5,484)
Total long-term debt			$6,279	$13,858
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014, and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2017, the interest rate for three-month Eurodollar Rate Loans was 2.424% and the interest rate for Base Rate Loans was 4.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary settlements of Class B unit exchanges under the Exchange Agreement and other general corporate activities. During the year ended June 30, 2017, the Company utilized $425.0 million of the Credit Facility, including $325.0 million to fund the acquisition price of Innovatix and Essensa (see Note 3 - Business Acquisitions), approximately $50.0 million to fund the cash settlement portion of the October 31, 2016 Class B common unit exchange under the Exchange agreement (see Note 13 - Redeemable Limited Partners' Capital), and the remainder to fund general corporate activities. During the year ended June 30, 2017, the Company repaid $205.0 million of borrowings under the Credit Facility. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Consolidated Balance Sheets. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
Interest expense incurred during the year ended June 30, 2017 was $5.2 million and cash paid for interest during the year ended June 30, 2017 was $4.5 million.
Notes Payable
At June 30, 2017 and 2016, the Company had $14.3 million and $19.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $8.0 million and $5.5 million, respectively, are included in current portion of long-term debt and $6.3 million and $13.9 million, respectively, are included in long-term debt, less current portion, in the accompanying Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2017 are as follows (in thousands):

2018	$7,993
2019	260
2020	2,420
2021	3,183
2022	416
Thereafter	—
Total principal payments	$14,272
(12) OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Deferred rent	$14,045	$16,049
Reserve for uncertain tax positions	3,819	3,815
Earn-out liability, less current portion	185	3,659
Accrued compensation	—	455
FFF put right	24,050	—
Total other long-term liabilities	$42,099	$23,978
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), the majority shareholder of FFF obtained a put right that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company (see Note 5 - Fair Value Measurements).
(13) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 63% ownership of Premier LP through their ownership of Class B common units at June 30, 2017. The limited partners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the LP Agreement (see Note 1 - Organization and Basis of Presentation for more information), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the years ended June 30, 2017, 2016 and 2015, the Company recorded adjustments to fair value for the redemption amount to redeemable limited partners' capital of $37.2 million, $(776.8) million and $904.0 million, respectively.

Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each limited partner and the conditions of the repurchase are not solely within the Company's control.
The table below shows the changes in redeemable limited partners' capital from June 30, 2014 to June 30, 2017 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2014	$(18,139)	$3,262,666	$147	$3,244,674
Distributions applied to receivables from limited partners	6,506	—	—	6,506
Redemption of limited partners	—	(2,046)	—	(2,046)
Net income attributable to non-controlling interest in Premier LP	—	194,206	—	194,206
Distributions to limited partners	—	(92,273)	—	(92,273)
Net unrealized loss on marketable securities	—	—	(155)	(155)
Exchange of Class B common units for Class A common stock by member owners	—	(175,115)	—	(175,115)
Adjustment to redemption amount	—	904,035	—	904,035
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Distributions and notes payable applied to receivables from limited partners	5,407	—	—	5,407
Redemption of limited partners	—	(4,281)	—	(4,281)
Net income attributable to non-controlling interest in Premier LP	—	193,547	—	193,547
Distributions to limited partners	—	(92,767)	—	(92,767)
Net unrealized loss on marketable securities	—	—	(77)	(77)
Exchange of Class B common units for Class A common stock by member owners	—	(267,681)	—	(267,681)
Adjustment to redemption amount	—	(776,750)	—	(776,750)
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	2,049	—	—	2,049
Redemption of limited partner	—	(416)	—	(416)
Net income attributable to non-controlling interest in Premier LP	—	336,052	—	336,052
Distributions to limited partners	—	(92,892)	—	(92,892)
Net realized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(157,371)	—	(157,371)
Exchange of Class B common units for cash by member owners	—	(123,330)	—	(123,330)
Adjustment to redemption amount	—	37,176	—	37,176
June 30, 2017	$(4,177)	$3,142,760	$—	$3,138,583
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the years ended June 30, 2017, 2016 and 2015.

During the year ended June 30, 2017, two limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of the former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to the former limited partners are reflected in notes payable in the accompanying Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by the withdrawing limited partner must be exchanged in the next following exchange process.
Premier LP's distribution policy requires cash distributions as long as taxable income is generated and cash is available to distribute on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner's ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, they are not based directly on revenue generated from an individual partner's participation as the distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as participation by non-owner members in Premier's service offerings. To the extent Premier LP incurred a net loss, the limited partners would not receive a quarterly distribution. As provided in the LP Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Actual quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 25, 2016	$22,493
November 23, 2016	$22,137
February 28, 2017	$22,733
May 29, 2017	$23,071

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate. Premier LP expects to make a $25.0 million quarterly distribution on or before August 28, 2017. The distribution is reflected in limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2017.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the year ended June 30, 2017, the Company recorded total reductions of $280.7 million to redeemable limited partners' capital to reflect the exchange of Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock and the exchange of Class B common units and surrender of associated shares of Class B common stock by member owners for cash (see Note 15 - Earnings (Loss) Per Share for more information).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
August 1, 2016	1,323,654	$43,071
October 31, 2016	5,047,528	164,141
January 31, 2017	1,296,682	39,899
May 1, 2017	993,194	33,590
	8,661,058	$280,701
(14) STOCKHOLDERS' DEFICIT
As of June 30, 2017, there were 51,943,281 shares of the Company's Class A common stock, par value $0.01 per share, and 87,298,888 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
Holders of Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, but are not entitled to receive dividends or to receive a distribution upon the dissolution or a liquidation of Premier, other than dividends payable in shares of Premier's common stock. Pursuant to the Voting Trust Agreement, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on the Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2017	2016	2015
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$76,249	$818,364	$(865,292)

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$76,249	$818,364	$(865,292)
Adjustment of redeemable limited partners' capital to redemption amount	—	(776,750)	—
Net income attributable to non-controlling interest in Premier LP	—	193,547	—
Net income (loss)	76,249	235,161	(865,292)
Tax effect on Premier, Inc. net income (a)	—	(41,497)	—
Adjusted net income (loss)	$76,249	$193,664	$(865,292)

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	49,654	42,368	35,681

Denominator for diluted earnings (loss) per share:
Weighted average shares (b)	49,654	42,368	35,681
Effect of dilutive shares: (c)
Stock options	286	348	—
Restricted stock	215	589	—
Performance share awards	219	1,429	—
Class B shares outstanding	—	100,574	—
Weighted average shares and assumed conversions	50,374	145,308	35,681

Basic earnings (loss) per share	$1.54	$19.32	$(24.25)
Diluted earnings (loss) per share	$1.51	$1.33	$(24.25)

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(b)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2017, 2016 and 2015.

(c)
For the year ended June 30, 2017, the effect of 90.8 million Class B common units exchangeable for Class A common shares and 1.3 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2016, the effect of 1.3 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2015, the effect of 1.0 million stock options, restricted stock units and performance share awards and 106.4 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to shareholders sustained for the year and as including them would have been anti-dilutive for the period.

Pursuant to the terms of the Exchange Agreement, on a quarterly basis, the Company has the option, as determined by the independent Audit and Compliance Committee, to settle the exchange of Class B common units of Premier LP by member owners for cash, an equal number of Class A common shares of Premier, Inc. or a combination of cash and shares of Class A common stock. In connection with the exchange of Class B common units by member owners, regardless of the consideration used to settle the exchange, an equal number of shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 13 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock and/or cash in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
August 1, 2016	1,323,654	94,809,069	47,365,528	67%/33%
October 31, 2016 (b)	5,047,528	89,761,541	50,085,904	64%/36%
January 31, 2017 (b)	1,296,682	88,464,859	50,701,862	64%/36%
May 1, 2017	993,194	87,298,888	51,734,785	63%/37%
July 31, 2017 (c)	1,231,410	86,067,478	53,212,057	62%/38%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
In connection with the October 31, 2016 exchange, 3.0 million Class B common units were exchanged for cash and 2.0 million Class B common units were exchanged for Class A common stock. In connection with the January 31, 2017 exchange, 0.8 million Class B common units were exchanged for cash and 0.5 million Class B common units were exchanged for Class A common stock.

(c)	As the quarterly exchange occurred on July 31, 2017, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2017.
(16) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $26.5 million, $48.7 million and $28.5 million for the years ended June 30, 2017, 2016 and 2015, respectively, with a resulting deferred tax benefit of $10.1 million, $18.5 million and $10.8 million, respectively. The deferred tax benefit was calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. As of June 30, 2017, there were 4.6 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2017:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2016	403,117	$33.86	1,443,708	$30.02	3,314,661	$30.04
Granted	267,127	$31.58	905,460	$29.73	527,294	$31.60
Vested/exercised	(50,114)	$32.66	(1,181,820)	$27.00	(332,383)	$28.04
Forfeited	(43,142)	$33.72	(81,476)	$33.82	(137,073)	$34.25
Outstanding at June 30, 2017	576,988	$32.92	1,085,872	$32.79	3,372,499	$30.31

Stock options outstanding and exercisable at June 30, 2017					2,224,038	$28.82
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
Unrecognized stock-based compensation expense at June 30, 2017 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$8,900	1.66 years
Performance share awards	16,010	1.76 years
Stock options	7,952	1.67 years
Total unrecognized stock-based compensation expense	$32,862	1.71 years
The aggregate intrinsic value of stock options at June 30, 2017 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$16,000
Expected to vest	3,236
Total outstanding	$19,236

Exercised during the year ended June 30, 2017	$1,902

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

June 30,
	2017	2016	2015
Expected life (a)	6 years	6 years	6 years
Expected dividend (b)	—	—	—
Expected volatility (c)	32.0% - 33.0%	32.7% - 33.5%	34.8% - 39.5%
Risk-free interest rate (d)	1.31% - 2.13%	1.15% - 1.82%	1.66% - 1.89%
Weighted average option grant date fair value	$10.48 - $12.00	$11.11 - $12.40	$12.82 - $14.15

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
(17) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
The Company has a defined contribution 401(k) retirement savings plan ("the 401(k) plan") which covers employees who meet certain age and service requirements.
The 401(k) plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions up to 4% of the participant's compensation, not to exceed certain limits. 401(k) expense was $9.2 million, $8.5 million and $6.6 million for the years ended June 30, 2017, 2016 and 2015, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions, in excess of certain tax limits.
The Company had a defined contribution pension plan that was terminated in December 2014 and subsequently incorporated into the Company's defined contribution 401(k) plan. The pension plan provided for monthly contributions of 5% of the participant's compensation, not to exceed certain limits. Pension expense, included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $3.9 million for the year ended June 30, 2015.
(18) INCOME TAXES
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

Significant components of the consolidated expense for income taxes are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Current:
Federal	$16,638	$19,765	$15,240
State	4,614	4,242	2,808
Total current expense	21,252	24,007	18,048
Deferred:
Federal	49,392	15,703	15,770
State	11,170	10,011	2,524
Total deferred expense	60,562	25,714	18,294
Provision for income taxes	$81,814	$49,721	$36,342
The Company's effective income tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal income taxes. A reconciliation of the amount at the statutory federal income tax rate to the actual tax expense is as follows, (in thousands):

	Year Ended June 30,
	2017	2016	2015
Computed tax expense	$185,952	$99,709	$94,895
Partnership income (federal) not subject to tax to the Company	(85,142)	(85,063)	(82,751)
State taxes (net of federal benefit)	9,823	664	1,961
Remeasurement gain and other permanent items	(78,998)	1,051	1,840
Research and development credits	(2,239)	(1,562)	(2,160)
Expense (benefit) on subsidiaries treated separately for income tax purposes	18,660	(7,497)	(6,323)
Change in valuation allowance	26,829	36,279	28,210
Deferred tax revaluation	9,950	8,080	—
Other	(3,021)	(1,940)	670
Provision for income taxes	$81,814	$49,721	$36,342
Effective income tax rate	15.4%	17.5%	13.4%
The decrease in the effective tax rate from the prior year is primarily attributable to the $78.1 million income tax benefit associated with the one-time gain related to the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa. This decrease is partially offset by $26.1 million in income tax expense related to the subsidiaries being treated separately for income tax purposes.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2017 and 2016 are presented below (in thousands):

	June 30,
	2017	2016
Deferred tax asset
Partnership basis differences in Premier LP	$473,193	$413,408
Stock compensation	23,037	36,884
Accrued expenses	44,096	33,438
Net operating losses and credits	47,629	24,753
Other	11,856	5,073
Total deferred tax assets	599,811	513,556
Valuation allowance for deferred tax assets	(91,787)	(64,958)
Net deferred tax assets	508,024	448,598
Deferred tax liability
Purchased intangible assets and depreciation	(71,994)	(25,749)
Other liabilities	(1,774)	—
Net deferred tax asset	$434,256	$422,849
At June 30, 2017, the Company had federal and state net operating loss carryforwards of $101.9 million and $113.6 million, respectively, primarily attributable to PHSI. The resulting federal and state deferred tax assets are approximately $35.7 million and $4.6 million, respectively. The federal and state net operating loss carryforwards expire between the years ended June 30, 2018 through June 30, 2036, unless utilized. A valuation allowance was established for a portion of federal and state losses as the Company believes it is more likely than not that all or a portion of these losses will not be realized in the near future.
At June 30, 2017, the Company had federal research and development credit carryforwards of $8.7 million. The federal credit carryforwards expire at various times between the years ended June 30, 2020 through June 30, 2037, unless utilized. A valuation allowance was established as the Company believes it is more likely than not that all or a portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company's assessment, we have concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $91.8 million against its deferred tax assets at June 30, 2017, an increase of $26.8 million from the $65.0 million valuation allowance recorded as of June 30, 2016.
As of June 30, 2017 and 2016, the Company had net deferred tax assets of $434.3 million and $422.8 million, respectively. The June 30, 2017 balance was comprised of $482.5 million in deferred tax assets at Premier, Inc. offset by $48.2 million in deferred tax liabilities at PHSI and PSCI. The increase of $11.5 million in deferred tax assets was primarily attributable to $114.7 million of deferred tax assets recorded in connection with the exchanges of Class B common units pursuant to the Exchange Agreement that occurred during the twelve months ended June 30, 2017, partially offset by a $42.6 million deferred tax liability recorded upon acquisition of Innovatix primarily attributable to the excess of the financial reporting basis in the identifiable intangible assets over the tax basis. The deferred tax asset of $114.7 million associated with the exchanges of member owner Class B shares is directly reported to contributed capital and the $42.6 million deferred tax liability recorded in connection with the acquisition of Innovatix is reported to goodwill, resulting in a deferred income tax expense of $60.6 million during the year ended June 30, 2017 .

Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the years ended June 30, 2017, 2016 and 2015 are as follows:

	Year Ended June 30,
	2017	2016	2015
Beginning of year balance	$4,381	$3,436	$1,438
Increases in prior period tax positions	101	318	1,185
Decreases in prior period tax positions	(870)	(201)	—
Decreases due to lapse in statute of limitations	(22)	(721)	(225)
Increases in current period tax positions	1,453	1,549	1,038
End of year balance	$5,043	$4,381	$3,436
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision and effective tax rate would be impacted by $4.1 million, $3.4 million and $3.2 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2017, 2016 and 2015, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $0.3 million and $0.4 million at June 30, 2017 and 2016.
The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions at June 30, 2017 will change in the next twelve months, primarily related to ongoing state audits. The Company estimates the financial statement impact to be approximately $0.2 million.
Federal tax returns for tax years ended June 30, 2014, 2015 and 2016 remain open as of June 30, 2017. The Company is subject to ongoing state and local examinations for various periods. Activity related to these state and local examinations did not have a material impact on the Company's financial position or results of operations, nor does the company anticipate a material impact in the future.
The Company made cash tax payments of $26.1 million and $24.9 million during the years ended June 30, 2017 and 2016, respectively.
(19) RELATED PARTY TRANSACTIONS
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 9% of the outstanding partnership interests in Premier LP as of June 30, 2017. Net administrative fees revenue based on purchases by GNYHA Services, Inc. ("GNYHA") (an affiliate of GNYHA PA) and its member organizations was $69.9 million, $66.8 million and $60.9 million for the years ended June 30, 2017, 2016 and 2015, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.8 million and $7.6 million of revenue share obligations in the accompanying Consolidated Balance Sheets related to revenue share obligations to GNYHA and its member organizations at June 30, 2017 and 2016, respectively.
In addition, of the $25.0 million and $22.5 million limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2017 and 2016, respectively, $2.7 million and $2.9 million, respectively, were payable to GNYHA and its member organizations at June 30, 2017 and 2016, respectively. Services and support revenue earned from GNYHA and its member organizations was $14.2 million, $13.2 million and $12.8 million during the years ended June 30, 2017, 2016 and 2015, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $17.2 million, $19.0 million and $19.9 million during the years ended June 30, 2017, 2016 and 2015, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying Consolidated Balance Sheets, were $5.4 million and $2.6 million at June 30, 2017 and 2016, respectively.

The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income prior to the acquisition was $10.7 million, $21.8 million and $21.3 million for the years ended June 30, 2017, 2016 and 2015, respectively. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $19.9 million, $44.3 million and $38.7 million for the years ended June 30, 2017, 2016 and 2015, respectively. At June 30, 2016, the Company had revenue share obligations to Innovatix of $4.2 million in the accompanying Consolidated Balance Sheets.
The Company historically maintained a group purchasing agreement with GNYHA Alternate Care Purchasing Corporation ("Essensa"), under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $1.2 million, $2.8 million and $2.4 million for the years ended June 30, 2017, 2016 and 2015, respectively. At June 30, 2016, the Company had revenue share obligations to Essensa of $0.2 million.
In connection with the acquisition of Innovatix and Essensa on December 2, 2016, a transition services agreement, expiring on June 30, 2017, was entered into with GNYHA Management Corporation to provide certain transitional services, including human resources services, accounting services, IT services and legal services. Transition services expense associated with this agreement was $0.5 million for the year ended June 30, 2017. Additionally, as part of the acquisition, Premier acquired a lease agreement for office space from GNYHA Management Corporation, expiring on December 31, 2026. Lease expense, excluding the amortization expense of the favorable lease commitment (see Note 8 - Intangible Assets, Net), associated with this agreement was $0.9 million for the year ended June 30, 2017.
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income was $4.4 million for the year ended June 30, 2017. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $4.8 million during the year ended June 30, 2017.
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $5.1 million, $4.3 million and $4.7 million for the years ended June 30, 2017, 2016 and 2015, respectively, and annual incentive management fees of $0.2 million, $0.2 million and $0.5 million for the years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017 and 2016, $0.6 million and $0.5 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Consolidated Balance Sheets.
(20) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $9.5 million, $10.1 million and $11.4 million for the years ended June 30, 2017, 2016 and 2015, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

2018	$11,607
2019	11,732
2020	10,710
2021	10,312
2022	10,437
Thereafter	39,970
Total future minimum lease payments	$94,768
Other Matters
The Company is not currently involved in any litigation it believes to be significant. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, specifically, those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company's business, financial condition and results of operations.

(21) SEGMENTS
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
Segment information was as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Net Revenue:
Supply Chain Services
Net administrative fees	$557,468	$498,394	$457,020
Other services and support	9,704	4,385	1,977
Services	567,172	502,779	458,997
Products	534,118	326,646	279,261
Total Supply Chain Services	1,101,290	829,425	738,258
Performance Services	353,383	333,169	268,771
Net revenue	$1,454,673	$1,162,594	$1,007,029

Depreciation and amortization expense (a):
Supply Chain Services	$14,209	$1,401	$1,964
Performance Services	85,299	76,500	47,131
Corporate	7,703	6,255	5,227
Total depreciation and amortization expense	$107,211	$84,156	$54,322

Capital expenditures:
Supply Chain Services	$483	$914	$1,815
Performance Services	66,686	62,337	63,435
Corporate	4,203	13,739	5,484
Total capital expenditures	$71,372	$76,990	$70,734

		June 30,
Total assets:		2017	2016
Supply Chain Services		$1,017,023	$345,219
Performance Services		888,862	934,588
Corporate		601,951	575,576
Total assets		$2,507,836	$1,855,383

(a)	Includes amortization of purchased intangible assets.
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
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Income before income taxes	$531,291	$284,882	$271,127
Remeasurement gain attributable to acquisition of Innovatix	(205,146)	—	—
Equity in net income of unconsolidated affiliates (a)	(14,745)	(21,647)	(21,285)
Interest and investment income (loss), net (b)	4,512	1,021	(866)
Loss on disposal of long-lived assets	2,422	—	15,243
Other expense (income), net	(614)	1,692	1,823
Operating income	317,720	265,948	266,042
Depreciation and amortization	58,884	51,102	45,186
Amortization of purchased intangible assets	48,327	33,054	9,136
Stock-based compensation (c)	26,860	49,081	28,498
Acquisition related expenses	15,790	15,804	9,037
Strategic and financial restructuring expenses	31	268	1,373
Adjustment to tax receivable agreement liabilities (d)	(5,447)	(4,818)	—
ERP implementation expenses (e)	2,028	4,870	—
Acquisition related adjustment - revenue (f)	18,049	5,624	13,371
Equity in net income of unconsolidated affiliates (a)	14,745	21,647	21,285
Deferred compensation plan income (expense) (g)	4,020	(1,605)	(753)
Other income	584	—	—
Adjusted EBITDA	$501,591	$440,975	$393,175

Segment Adjusted EBITDA:
Supply Chain Services	$493,763	$439,013	$391,180
Performance Services	121,090	110,787	90,235
Corporate	(113,262)	(108,825)	(88,240)
Adjusted EBITDA	$501,591	$440,975	$393,175

(a)	Refer to Note 4 - Investments for further information regarding equity in net income of unconsolidated affiliates.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)	Represents non-cash employee stock-based compensation expense and $0.4 million stock purchase plan expense during both of the years ended June 30, 2017 and 2016.

(d)
Represents adjustment to TRA liabilities for an increase in income apportioned to California and a 1.5% decrease in the North Carolina state income tax rate during the year ended June 30, 2017, and adjustment for a 1.0% decrease in the North Carolina state income tax rate during the year ended June 30, 2016.

(e)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(f)
During the year ended June 30, 2017, we recorded $17.4 million purchase accounting adjustments to Adjusted EBITDA related to our acquisition of Innovatix and Essensa on December 2, 2016. This adjustment reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $21.2 million of accounts receivable relating to these administrative fees and an estimated $3.8 million for the related revenue share obligation through June 30, 2017.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.6 million, $5.6 million and $13.4 million for the years ended June 30, 2017, 2016 and 2015, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront fees associated with software license updates and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to our acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to our software license updates and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(22) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2017 and 2016 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2017
Net revenue	$313,272	$358,500	$379,803	$403,098
Gross profit	174,769	182,486	202,555	214,815
Net income	58,095	246,184	71,338	73,860
Net income attributable to non-controlling interest in Premier LP	(49,601)	(181,173)	(51,433)	(53,845)
Adjustment of redeemable limited partners' capital to redemption amount	61,808	335,264	(100,506)	(333,742)
Net income (loss) attributable to stockholders	$70,302	$400,275	$(80,601)	$(313,727)

Weighted average shares outstanding:
Basic	47,214	49,445	50,525	51,470
Diluted	142,962	141,308	50,525	51,470

Net income (loss) per share attributable to stockholders:
Basic	$1.49	$8.10	$(1.60)	$(6.10)
Diluted	$0.26	$1.50	$(1.60)	$(6.10)

Fiscal Year 2016
Net revenue	$270,835	$291,669	$298,669	$301,421
Gross profit	161,712	179,072	186,576	178,178
Net income	52,253	60,995	71,557	50,356
Net income attributable to non-controlling interest in Premier LP	(47,900)	(49,817)	(56,018)	(39,812)
Adjustment of redeemable limited partners' capital to redemption amount	466,801	(65,561)	284,409	91,101
Net income (loss) attributable to stockholders	$471,154	$(54,383)	$299,948	$101,645

Weighted average shares outstanding:
Basic	37,735	41,575	44,716	45,506
Diluted	145,560	41,575	145,018	144,621

Net income (loss) per share attributable to stockholders:
Basic	$12.49	$(1.31)	$6.71	$2.23
Diluted	$0.24	$(1.31)	$0.43	$0.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed effectively and did not operate at a sufficient level of detail as of June 30, 2017 due to a material weakness in internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions as discussed below.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. Specifically, the chief executive officer and chief financial officer determined that the internal controls around income tax accounting for complex, non-routine or infrequent transactions were not designed effectively and did not operate at a sufficient level of detail to prevent or detect a material misstatement on a timely basis. In connection with this determination, we have revised our financial statements and related disclosures to correct our previously issued financial statements for the second and third quarters of fiscal year 2017.
Actions are currently being implemented to remediate this material weakness, including augmenting the Company's accounting resources, training, and implementing a more formal review and documentation process around the income tax accounting for complex, non-routine or infrequent transactions. Management believes that these actions will strengthen our overall internal control over financial reporting and specifically with respect to complex, non-routine or infrequent transactions. Management is continuing to assess our remediation efforts, and we may take additional measures or modify our internal control over financial reporting for these types of transactions. This material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect these remedial actions to be effectively implemented in fiscal year 2018 in order to successfully remediate this material weakness by June 30, 2018. If these remedial measures are insufficient or not implemented effectively, or additional deficiencies arise, material misstatements may occur in the future. Among other things, any unremediated or additional material weaknesses could have the effects described in "Item 1A. Risk Factors - If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, or we may determine that our prior financial statements are not reliable, which could have a material adverse effect on our business, financial condition and results of operations."
Management's annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of internal controls over financial reporting of Innovatix, Essensa and Acro Pharmaceuticals, which were acquired during the year ended June 30, 2017 and are included in our consolidated financial statements as of June 30, 2017 and for the period from their respective acquisition dates through June 30, 2017. The aggregate assets of Innovatix, Essensa and Acro Pharmaceuticals represented less than 2% of our total assets as of June 30, 2017. The net revenue generated by Innovatix and Essensa together represented approximately 3% of our net revenue for the year ended June 30, 2017, and the net revenue generated by Acro Pharmaceuticals represented approximately 13% of our net revenue for the year ended June 30, 2017.
The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
We have completed the implementation of core general ledger, related financial reporting and other components to our comprehensive ERP system. In connection with the implementation of these components of the overall ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.
Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of our ERP system, results of the design and effectiveness testing concluded that the implementation of the ERP system did not have a material adverse effect on our internal control over financial reporting.
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Section 16(a) Beneficial Ownership Reporting Compliance” and "Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Code of Ethics
We maintain a Corporate Code of Conduct for all of our employees and officers, including the principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and, where applicable, to directors. In addition, the Board of Directors is subject to a separate Board Code of Ethics and Board Conflict of Interest Policy (collectively, the “Board Codes”). The Corporate Code of Conduct, along with the Board Codes, can be found on our Investor Relations website at investors.premierinc.com under "Corporate Governance-Governance Documents." A copy of the Corporate Code of Conduct is available to any stockholder who requests it by writing to Investor Relations, Premier, Inc., 13034 Ballantyne Corporate Place, Charlotte, North Carolina 28277. We will disclose any substantive amendments to, or waivers (for directors or executive officers) from, certain provisions (relating to one or more elements of Item 4.06(b) of Regulation S-K) of the Corporate Code of Conduct and Board Codes on our website promptly following the date of such amendment or waiver.
Our website and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Premier, Inc. 2013 Equity Incentive Plan, as amended, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2015. The following table sets forth certain information as of June 30, 2017 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Premier, Inc. 2013 Equity Incentive Plan	5,035,359 (1)	$30.31 (2)	4,605,246 (3)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	5,035,359 (1)	$30.31 (2)	4,605,246 (3)
(1) Assumes restricted stock unit (RSU), restricted stock (RSA), performance share (PSA) and stock option awards are paid at target, except for August 31, 2015 performance-based restricted stock awards that were granted at the maximum payout level (and are subject to forfeiture). Actual shares awarded may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 16 - Stock-Based Compensation to our Consolidated Financial Statements.
(2) This calculation only reflects outstanding stock option awards.
(3) Reflects, as of June 30, 2017, shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents as part of this Report:
(a)     (1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets
(iii) Consolidated Statements of Income
(iv) Consolidated Statements of Comprehensive Income
(v) Consolidated Statements of Stockholders' Deficit
(vi) Consolidated Statements of Cash Flows
(vii) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2017, 2016 and 2015
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2017
Allowance for doubtful accounts	$1,981	781	950	$1,812
Deferred tax assets valuation allowance	$64,958	26,829	—	$91,787

Year ended June 30, 2016
Allowance for doubtful accounts	$1,153	1,655	827	$1,981
Deferred tax assets valuation allowance	$28,679	36,279	—	$64,958

Year ended June 30, 2015
Allowance for doubtful accounts	$1,054	144	45	$1,153
Deferred tax assets valuation allowance	$470	28,396	187	$28,679
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

PREMIER, INC.
By:	/s/ SUSAN D. DEVORE
Name:	Susan D. DeVore
Title:	President, Chief Executive Officer and Director
Date:	August 22, 2017

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

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	President, Chief Executive Officer and Director (principal executive officer)	August 22, 2017

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Financial Officer and Senior Vice President (principal financial and accounting officer)	August 22, 2017

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 22, 2017

/s/ ERIC J. BIEBER, MD Eric J. Bieber, MD	Director	August 22, 2017

/s/ STEPHEN R. D'ARCY Stephen R. D'Arcy	Director	August 22, 2017

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 22, 2017

/s/ WILLIAM B. DOWNEY William B. Downey	Director	August 22, 2017

/s/ PETER S. FINE Peter S. Fine	Director	August 22, 2017

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	August 22, 2017

/s/ DAVID LANGSTAFF David Langstaff	Director	August 22, 2017

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 22, 2017

/s/ MARC D. MILLER Marc D. Miller	Director	August 22, 2017

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 22, 2017

/s/ SCOTT REINER Scott Reiner	Director	August 22, 2017

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 22, 2017

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 22, 2017

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 22, 2017

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 31, 2015, by and among Premier Healthcare Solutions, Inc., Premier, Inc., CECity.com, Inc., the shareholders thereof, certain related guarantors, and representative of the shareholders of CECity.com, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 4, 2015)

2.2
Membership Interest Purchase Agreement, dated as of November 25, 2016 by and among Premier Supply Chain Improvement, Inc., GNYHA Holdings, LLC, and the guarantors named therein (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 28, 2016).

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

10.6	Premier, Inc. 2013 Equity Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on August 25, 2016)+
10.6.1
First Amendment to the Premier, Inc. 2013 Equity Incentive Plan, as amended and restated (effective August 11, 2016) (Incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.7	Form of Performance Share Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.8	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.9	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.10	Form of Performance-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.11	Form of Time-Based Restricted Stock Award Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.12
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on August 26, 2013)+

10.13
Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 11, 2016 (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.14
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

10.18
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

10.20
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.21	Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc.*+
10.22
Transition Agreement and Release, dated June 24, 2016, by and between Keith Figlioli and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2016)+

10.23	Premier, Inc. Directors' Compensation Policy, adopted 2016 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2016)+
10.24
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.25
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.26
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective September 25, 2015) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.27
Premier Healthcare Solutions, Inc. Deferred Compensation Plan, (as amended and restated effective January 1, 2015) (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2014)+

10.28
Credit Agreement, dated as of June 24, 2014, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2014)

10.28.1
First Amendment to Credit Agreement, dated as of June 4, 2015, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2015)

21	Subsidiaries of the Company*
23	Consent of Ernst &Young LLP Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092. The SEC file number for our Registration Statement on Form S-1 is 333-190828.