Form 10-Q
period 2017-09-30
Premier, Inc.
filed 2017-11-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of November 3, 2017, there were 57,215,258 shares of the registrant's Class A common stock, par value $0.01 per share, and 82,337,595 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•
the terminability of member participation in our group purchasing organization ("GPO") programs with limited or no notice, or the failure of a significant number of members to renew their GPO participation agreements;

•	the rate at which the markets for our non-GPO services and products develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees that we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in, or partnerships or joint ventures with, other businesses, particularly those that we do not control;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

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

•	failure to maintain an effective system of internal controls;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our intention not to pay cash dividends on our Class A common stock;

•	when or whether we implement our recently announced Class A common stock repurchase program and the number of shares of Class A common stock, if any, purchased under the program;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

•
the risk factors discussed under the heading "Risk Factors" in Item 1A of Part II herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Annual Report"), filed with the Securities and Exchange Commission ("SEC").

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2017	June 30, 2017
Assets
Cash and cash equivalents	$132,120	$156,735
Accounts receivable (net of $2,007 and $1,812 allowance for doubtful accounts, respectively)	173,869	159,745
Inventory	57,604	50,426
Prepaid expenses and other current assets	29,787	35,164
Due from related parties	487	6,742
Total current assets	393,867	408,812
Property and equipment (net of $252,840 and $236,460 accumulated depreciation, respectively)	186,179	187,365
Intangible assets (net of $113,096 and $99,198 accumulated amortization, respectively)	364,064	377,962
Goodwill	906,545	906,545
Deferred income tax assets	506,166	482,484
Deferred compensation plan assets	40,906	41,518
Investments in unconsolidated affiliates	97,131	92,879
Other assets	9,484	10,271
Total assets	$2,504,342	$2,507,836

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$47,449	$42,815
Accrued expenses	56,891	55,857
Revenue share obligations	69,535	72,078
Limited partners' distribution payable	20,752	24,951
Accrued compensation and benefits	37,259	53,506
Deferred revenue	41,102	44,443
Current portion of tax receivable agreements	17,925	17,925
Current portion of long-term debt	173,023	227,993
Other liabilities	26,198	32,019
Total current liabilities	490,134	571,587
Long-term debt, less current portion	6,275	6,279
Tax receivable agreements, less current portion	362,093	321,796
Deferred compensation plan obligations	40,906	41,518
Deferred tax liabilities	51,363	48,227
Other liabilities	42,599	42,099
Total liabilities	993,370	1,031,506

	September 30, 2017	June 30, 2017
Redeemable limited partners' capital	2,799,533	3,138,583
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 53,558,451 and 51,943,281 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	536	519
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 86,067,478 and 87,298,888 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,289,097)	(1,662,772)
Accumulated other comprehensive loss	—	—
Total stockholders' deficit	(1,288,561)	(1,662,253)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,504,342	$2,507,836
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2017	2016
Net revenue:
Net administrative fees	$150,991	$125,976
Other services and support	86,911	81,167
Services	237,902	207,143
Products	152,662	106,129
Net revenue	390,564	313,272
Cost of revenue:
Services	46,936	42,690
Products	144,440	95,813
Cost of revenue	191,376	138,503
Gross profit	199,188	174,769
Operating expenses:
Selling, general and administrative	114,321	92,238
Research and development	489	806
Amortization of purchased intangible assets	13,898	9,209
Operating expenses	128,708	102,253
Operating income	70,480	72,516
Equity in net income of unconsolidated affiliates	4,252	9,579
Interest and investment loss, net	(1,495)	(152)
Loss on disposal of long-lived assets	(1,320)	(1,518)
Other income	1,463	1,006
Other income, net	2,900	8,915
Income before income taxes	73,380	81,431
Income tax expense	12,764	23,336
Net income	60,616	58,095
Net income attributable to non-controlling interest in Premier LP	(44,610)	(49,601)
Adjustment of redeemable limited partners' capital to redemption amount	320,424	61,808
Net income attributable to stockholders	$336,430	$70,302

Weighted average shares outstanding:
Basic	52,909	47,214
Diluted	140,046	142,962

Earnings per share attributable to stockholders:
Basic	$6.36	$1.49
Diluted	$0.36	$0.26
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2017	2016
Net income	$60,616	$58,095
Net unrealized gain on marketable securities	—	128
Total comprehensive income	60,616	58,223
Less: comprehensive income attributable to non-controlling interest	(44,610)	(49,686)
Comprehensive income attributable to stockholders	$16,006	$8,537
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	51,943	$519	87,299	$—	$—	$(1,662,772)	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	1,232	13	(1,232)	—	42,963	—	42,976
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	(11,452)	—	(11,452)
Issuance of Class A common stock under equity incentive plan	383	4	—	—	2,648	—	2,652
Stock-based compensation expense	—	—	—	—	8,815	—	8,815
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,729)	—	(5,729)
Net income	—	—	—	—	—	60,616	60,616
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(44,610)	(44,610)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(37,245)	357,669	320,424
Balance at September 30, 2017	53,558	$536	86,067	$—	$—	$(1,289,097)	$(1,288,561)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2017	2016
Operating activities
Net income	$60,616	$58,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,405	23,227
Equity in net income of unconsolidated affiliates	(4,252)	(9,579)
Deferred income taxes	8,298	17,074
Stock-based compensation	8,815	5,800
Adjustment to tax receivable agreement liability	—	(5,722)
Loss on disposal of long-lived assets	1,320	1,518
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(8,748)	(8,119)
Other assets	1,379	(1,112)
Inventories	(7,178)	(827)
Accounts payable, accrued expenses and other current liabilities	(21,933)	(38,463)
Long-term liabilities	(111)	322
Other operating activities	6,422	(387)
Net cash provided by operating activities	75,033	41,827
Investing activities
Proceeds from sale of marketable securities	—	48,013
Acquisition of Acro Pharmaceuticals, net of cash acquired	—	(68,745)
Investments in unconsolidated affiliates	—	(65,660)
Distributions received on equity investments in unconsolidated affiliates	—	6,550
Purchases of property and equipment	(16,647)	(16,966)
Other investing activities	1	5
Net cash used in investing activities	(16,646)	(96,803)
Financing activities
Payments made on notes payable	(4,974)	(218)
Payments on credit facility	(50,000)	—
Proceeds from exercise of stock options under equity incentive plan	2,652	2,317
Repurchase of vested restricted units for employee tax-withholding	(5,729)	(17,435)
Distributions to limited partners of Premier LP	(24,951)	(22,493)
Net cash used in financing activities	(83,002)	(37,829)
Net decrease in cash and cash equivalents	(24,615)	(92,805)
Cash and cash equivalents at beginning of year	156,735	248,817
Cash and cash equivalents at end of period	$132,120	$156,012

	Three Months Ended September 30,
	2017	2016

Supplemental schedule of non cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting increases in additional paid-in-capital and accumulated deficit	$320,424	$61,808
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$42,976	$43,072
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$20,752	$22,137
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$492	$558
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$28,844	$16,863
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$40,296	$10,286
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$(11,452)	$6,577
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 16 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, and integrated pharmacy and direct sourcing activities. The Performance Services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The Performance Services segment also includes the Company's technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 38% and 37% general partner interest in our main operating company, Premier Healthcare Alliance, L.P. ("Premier LP"), at September 30, 2017 and June 30, 2017, respectively. In addition to their ownership interest in Premier, our member owners held an approximate 62% and 63% ownership interest in Premier LP at September 30, 2017 and June 30, 2017, respectively.
Basis of Presentation and Consolidation
Basis of Presentation
The member owners' interest in Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying Condensed Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in the Company's accompanying Condensed Consolidated Statements of Income and within comprehensive income attributable to non-controlling interest in Premier LP in the Company's accompanying Condensed Consolidated Statements of Comprehensive Income.
At September 30, 2017 and June 30, 2017, the member owners owned approximately 62% and 63%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the three months ended September 30, 2017, the member owners exchanged 1.2 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the three months ended September 30, 2017, approximately 1.2 million Class B common units were contributed to Premier LP and converted to Class A common units, which remain outstanding.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2017 for further discussion of the Exchange Agreement. At September 30, 2017 and June 30, 2017, the public investors, which may include member owners that have received shares of

Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 38% and 37%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2017 Annual Report.
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
The assets and liabilities of Premier LP at September 30, 2017 and June 30, 2017 consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Assets
Current	$361,578	$385,477
Noncurrent	1,604,275	1,616,539
Total assets of Premier LP	$1,965,853	$2,002,016

Liabilities
Current	$479,916	$560,582
Noncurrent	137,119	134,635
Total liabilities of Premier LP	$617,035	$695,217
Net income attributable to Premier LP during the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Premier LP net income	$72,291	$73,915

Premier LP's cash flows for the three months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$88,407	$12,865
Investing activities	(16,613)	(96,805)
Financing activities	(100,476)	(22,168)
Net decrease in cash and cash equivalents	(28,682)	(106,108)
Cash and cash equivalents at beginning of year	133,451	210,048
Cash and cash equivalents at end of period	$104,769	$103,940
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRAs"), values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2017 Annual Report.
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the guidance under which an entity must measure inventory at the lower of cost or market. This guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The Company adopted this standard effective July 1, 2017 using the prospective approach. The implementation of this ASU did not have a material effect on the Company's condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective prospectively for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
The new revenue recognition standards related to Topic 606 discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018, at which time we plan to adopt the standard using the modified retrospective approach. To-date, the Company has identified the following preliminary impacts of adopting the new standards on various revenue streams across its operating segments.
Within the Supply Chain Services segment, the Company is continuing to assess the impacts of adopting the new standards on its various revenue streams. Under the new standard, the Company expects to recognize administrative fee revenue upon the occurrence of a sale by suppliers to the Company’s members. This differs from the current treatment in which the Company recognizes revenue in the period that the respective supplier reports member purchasing data, which is usually a month or a quarter in arrears of the actual member purchase activity. This change is expected to result in the Company recognizing revenue sooner in the revenue cycle than under the Company's current revenue recognition policy and the creation of a contract asset associated with this shift in revenue recognition timing. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Within the Performance Services segment, the Company is continuing to assess the impacts of adopting the new standards on its various revenue streams. Under the new standard, the Company will be required to capitalize the incremental costs of obtaining a contract, which the Company has preliminarily identified as sales commissions and costs associated with implementing our SaaS informatics tools, and to amortize these costs in a manner that reflects the transfer of services to the customer. These costs are expensed as incurred under the Company's current revenue recognition policy. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Additionally, the Company is evaluating the potential impacts on its business processes, systems and controls necessary to support revenue recognition and disclosure requirements under the new standard.
(3) BUSINESS ACQUISITIONS
Acquisition of Innovatix and Essensa
Innovatix, LLC ("Innovatix") and Essensa Ventures, LLC ("Essensa") are GPOs focused on serving alternate site healthcare providers and other organizations throughout the United States. Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix (see Note 4 - Investments). On December 2, 2016, the Company, through PSCI, acquired from GNYHA Holdings, LLC ("GNYHA Holdings") (see Note 14 - Related Party Transactions) the remaining 50% ownership interest of Innovatix and 100% of the ownership interest in Essensa for $325.0 million, of which $227.5 million in cash was paid at closing and $97.5 million in cash was paid on January 10, 2017. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $336.0 million.
In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 8 - Debt), the outstanding portion of which is reflected within current portion of long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2017. The Company incurred $1.7 million and $0.4 million of transaction costs related to this acquisition during the three months ended September 30, 2017 and 2016, respectively. These transaction costs were included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 6 - Intangible Assets, Net) and liabilities assumed based on their preliminary fair values. The purchase price allocation for the Innovatix and Essensa acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed. The acquisition resulted in the recognition of approximately $334.7 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes.
The preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value
Cash paid at closing	$227,500
Cash paid on January 10, 2017	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings, LLC	(3,000)
Total consideration paid	349,646
Cash acquired	(16,267)
Net consideration	333,379
50% ownership interest in Innovatix	218,356
Payable to Innovatix and Essensa	(5,765)
Enterprise value	545,970

Accounts receivable	21,242
Prepaid expenses and other current assets	686
Fixed assets, net	3,476
Intangible assets	241,494
Total assets acquired	266,898
Accrued expenses	5,264
Revenue share obligations	7,011
Other current liabilities	694
Total liabilities assumed	12,969
Deferred tax liability	42,636
Goodwill	$334,677
The acquisition provides the sellers an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ending June 30, 2017, which is still in the process of being finalized. As of September 30, 2017, the fair value of the earn-out liability was $21.1 million (see Note 5 - Fair Value Measurements).
Certain executive officers of Innovatix and Essensa executed employment agreements that became effective upon the closing of the acquisition. The purchase agreement provides that in the event that Innovatix's and Essensa's Adjusted EBITDA exceeds agreed upon amounts, certain of those executive officers are entitled to receive a retention bonus payment of up to $3.0 million in the aggregate, for which the Company will be reimbursed by GNYHA Holdings, LLC.
The Company's 50% ownership interest in Innovatix prior to the acquisition was accounted for under the equity method and had a carrying value of $13.3 million (see Note 4 - Investments). In connection with the acquisition, the Company's investment was remeasured under business combination accounting rules to a fair value of $218.4 million, resulting in a one-time gain of $205.1 million which was recorded as other income as of the transaction closing date.

Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Innovatix and Essensa as part of its Supply Chain Services segment.
Acquisition of Acro Pharmaceuticals
Acro Pharmaceutical Services LLC ("Acro") and Community Pharmacy Services, LLC (collectively with Acro, "Acro Pharmaceuticals") are specialty pharmacy businesses that provide customized healthcare management solutions to members. On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceuticals for $75.0 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $62.9 million. The acquisition was funded with available cash on hand.
The Company has accounted for the Acro Pharmaceuticals acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The Acro Pharmaceuticals acquisition resulted in the recognition of approximately $33.9 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Acro Pharmaceuticals. The Acro Pharmaceuticals acquisition was considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Acro Pharmaceuticals as part of its Supply Chain Services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended September 30,
	September 30, 2017	June 30, 2017	2017	2016
FFF	$89,857	$85,520	$4,337	$3,059
Bloodbuy	2,033	2,066	(33)	(19)
PharmaPoint	4,180	4,232	(52)	(77)
Innovatix	—	—	—	6,616
Other investments	1,061	1,061	—	—
Total investments	$97,131	$92,879	$4,252	$9,579
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying Condensed Consolidated Balance Sheets at $81.1 million, of which $65.7 million was in cash and $15.4 million was consideration in the form of the net fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its 5.3 million units of Class B Membership Interests at September 30, 2017 and June 30, 2017. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5.0 million units of Class B Membership Interests at September 30, 2017 and June 30, 2017. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

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
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At September 30, 2017 and June 30, 2017, the Company had no marketable securities other than those included in deferred compensation plan assets (see Note 5 - Fair Value Measurements).
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Cash equivalents	$9,322	$9,322	$—	$—
FFF call right	4,593	—	—	4,593
Deferred compensation plan assets	44,567	44,567	—	—
Total assets	$58,482	$53,889	$—	$4,593
Earn-out liabilities	$21,675	$—	$—	$21,675
FFF put right	24,008	—	—	24,008
Total liabilities	$45,683	$—	$—	$45,683

June 30, 2017
Cash equivalents	$22,218	$22,218	$—	$—
FFF call right	4,655	—	—	4,655
Deferred compensation plan assets	47,202	47,202	—	—
Total assets	$74,075	$69,420	$—	$4,655
Earn-out liabilities	$21,310	$—	$—	$21,310
FFF put right	24,050	—	—	24,050
Total liabilities	$45,360	$—	$—	$45,360
Cash equivalents were included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets (see Note 4 - Investments).
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.7 million and $5.7 million at September 30, 2017 and June 30, 2017, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of Healthcare Insights, LLC (acquired on July 31, 2015), Inflow Health, LLC (acquired on October 1, 2015) and Innovatix and Essensa (acquired on December 2, 2016) (see Note 3 - Business Acquisitions). At September 30, 2017 and June 30, 2017, the earn-out liabilities were classified within Level 3 of the fair value hierarchy. The fair values of the earn-out liabilities were determined based on estimated future earnings and the probability of achieving them. The current portion of the earn-out liabilities was $21.1 million at both September 30, 2017 and June 30, 2017, and was included in other liabilities, current in the accompanying Condensed Consolidated Balance Sheets. The long-term portion of the earn-out liabilities was $0.6 million and $0.2 million at September 30, 2017 and June 30, 2017, respectively, and was included in other liabilities, non-current in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 4 - Investments), the majority shareholder of FFF obtained a put right ("FFF put right") that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the shareholders' agreement provided the Company with a call right ("FFF call right") to purchase the remaining interest in FFF from the majority shareholder, which is exercisable at any time within 180 calendar days after the date of a Key Man Event (generally defined in the shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder). In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair value of the FFF put and call rights were recorded within other income in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases	Gain (Loss)	Ending Balance
Three Months Ended September 30, 2017
FFF call right	$4,655	$—	$(62)	$4,593
Total Level 3 assets	$4,655	$—	$(62)	$4,593
Earn-out liabilities	$21,310	$—	$(365)	$21,675
FFF put right	24,050	—	42	24,008
Total Level 3 liabilities	$45,360	$—	$(323)	$45,683

Three Months Ended September 30, 2016
FFF call right	$—	$10,361	$(45)	$10,316
Total Level 3 assets	$—	$10,361	$(45)	$10,316
Earn-out liabilities	$4,128	$—	$1,769	$2,359
FFF put right	—	25,821	10	25,811
Total Level 3 liabilities	$4,128	$25,821	$1,779	$28,170
Non-Recurring Fair Value Measurements
During the three months ended September 30, 2017, no non-recurring fair value measurements were required related to the measurement of goodwill and intangible assets for impairment.

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.5 million and $0.6 million at September 30, 2017 and June 30, 2017, respectively, based on assumed market interest rates of 2.6% for both September 30, 2017 and June 30, 2017.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.
(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30, 2017	June 30, 2017
Member relationships	14.7 years	$220,100	$220,100
Technology	5.0 years	143,727	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.9 years	8,710	8,710
Total intangible assets		477,160	477,160
Accumulated amortization		(113,096)	(99,198)
Intangible assets, net		$364,064	$377,962
Intangible asset amortization totaled $13.9 million and $9.2 million for the three months ended September 30, 2017 and 2016, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Supply Chain Services	$400,348	$400,348
Performance Services	506,197	506,197
Total goodwill	$906,545	$906,545
(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	September 30, 2017	June 30, 2017
Credit Facility	$750,000	June 24, 2019	$170,000	$220,000
Notes payable	—	Various	9,298	14,272
Total debt			179,298	234,272
Less: Current portion			(173,023)	(227,993)
Total long-term debt			$6,275	$6,279

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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2017, the interest rate for three-month Eurodollar Loans was 2.459% and the interest rate for Base Rate Loans was 4.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2017.
The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, and other general corporate activities. During the three months ended September 30, 2017, the Company repaid $50.0 million of borrowings under the Credit Facility. The Company had outstanding borrowings under the Credit Facility of $170.0 million at September 30, 2017. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
Notes Payable
At September 30, 2017 and June 30, 2017, the Company had $9.3 million and $14.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $3.0 million and $8.0 million, respectively, were included in current portion of long-term debt and $6.3 million and $6.3 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 62% ownership of Premier LP through their ownership of Class B common units at September 30, 2017. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and

Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2017 and 2016, the Company recorded decreases to fair value for the redemption amount to redeemable limited partners' capital of $320.4 million and $61.8 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.
The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2017 to September 30, 2017 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2017	$(4,177)	$3,142,760	$3,138,583
Distributions applied to receivables from limited partners	492	—	492
Net income attributable to non-controlling interest in Premier LP	—	44,610	44,610
Distributions to limited partners	—	(20,752)	(20,752)
Exchange of Class B common units for Class A common stock by member owners	—	(42,976)	(42,976)
Adjustment to redemption amount	—	(320,424)	(320,424)
September 30, 2017	$(3,685)	$2,803,218	$2,799,533
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2017.
During the three months ended September 30, 2017, no limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent exchange process.
Premier LP's distribution policy requires cash distributions as long as taxable income is generated and cash is available to distribute, on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner's ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, they are not based directly on revenue generated from an individual partner's participation as the distributions are based on the net income (loss) of the partnership which encompasses the operating expenses of the partnership as well as participation by non-owner members in Premier's service offerings. To the extent Premier LP incurred a net loss, the limited partners would not receive a quarterly distribution. As provided in the LP Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.

Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 24, 2017	$24,951

(a)
Distributions are equal to Premier LP’s total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate. Premier LP expects to make a $20.8 million quarterly distribution on or before November 22, 2017. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2017.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee. During the three months ended September 30, 2017, the Company recorded total reductions of $43.0 million to redeemable limited partners' capital to reflect the exchange of approximately 1.2 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 11 - Earnings Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2017	1,231,410	$42,976
Total	1,231,410	$42,976
(10) STOCKHOLDERS' DEFICIT
As of September 30, 2017, there were 53,558,451 shares of the Company's Class A common stock, par value $0.01 per share, and 86,067,478 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
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
Holders of Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, but are not entitled to receive dividends, other than dividends payable in shares of Premier's common stock, or to receive a distribution upon the dissolution or a liquidation of Premier. Pursuant to the Voting Trust Agreement, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on the Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2017	2016
Numerator for basic earnings per share:
Net income attributable to stockholders	$336,430	$70,302

Numerator for diluted earnings per share:
Net income attributable to stockholders	$336,430	$70,302
Adjustment of redeemable limited partners' capital to redemption amount	(320,424)	(61,808)
Net income attributable to non-controlling interest in Premier LP	44,610	49,601
Net income	60,616	58,095
Tax effect on Premier, Inc. net income (a)	(10,551)	(20,951)
Adjusted net income	$50,065	$37,144

Denominator for basic earnings per share:
Weighted average shares (b)	52,909	47,214

Denominator for diluted earnings per share:
Weighted average shares (b)	52,909	47,214
Effect of dilutive securities: (c)
Stock options	351	302
Restricted stock	304	171
Performance share awards	—	466
Class B shares outstanding	86,482	94,809
Weighted average shares and assumed conversions	140,046	142,962

Basic earnings per share	$6.36	$1.49
Diluted earnings per share	$0.36	$0.26

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three months ended September 30, 2017 and 2016.

(c)
For the three months ended September 30, 2017, the effect of 1.4 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

For the three months ended September 30, 2016, the effect of 1.6 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2017	1,231,410	86,067,478	53,212,057	62%/38%
October 31, 2017 (b)	3,651,294	82,416,184	57,215,143	59%/41%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)	As the quarterly exchange occurred on October 31, 2017, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended September 30, 2017.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $8.8 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, with a resulting deferred tax benefit of $3.3 million and $2.2 million, respectively. The deferred tax benefit was calculated at a rate of 38%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2017, there were 3.5 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2017:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2017	576,988	$32.92	1,085,872	$32.79	3,372,499	$30.31
Granted	202,532	$32.90	678,340	$32.70	538,413	$32.90
Vested/exercised	(107,764)	$31.64	(352,867)	$31.73	(96,137)	$28.12
Forfeited	(15,930)	$32.37	(37,131)	$32.35	(71,191)	$34.24
Outstanding at September 30, 2017	655,826	$33.14	1,374,214	$33.02	3,743,584	$30.66

Stock options outstanding and exercisable at September 30, 2017					2,628,081	$29.66

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
Unrecognized stock-based compensation expense at September 30, 2017 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$13,180	2.19 years
Performance share awards	31,492	2.20 years
Stock options	11,920	2.21 years
Total unrecognized stock-based compensation expense	$56,592	2.20 years
The aggregate intrinsic value of stock options at September 30, 2017 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$9,107
Expected to vest	349
Total outstanding	$9,456

Exercised during the three months ended September 30, 2017	$566
The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

	Three Months Ended September 30,
	2017	2016
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	32.26%	33.00%
Risk-free interest rate (d)	1.89%	1.31%
Weighted average option grant date fair value	$11.42	$10.80

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
(13) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations. Under the provision of federal and state laws, Premier LP is not subject to federal and state income taxes. For federal and state income tax purposes, income realized by Premier LP is taxable to its partners. The Company, PHSI and PSCI are subject to U.S. federal and state income taxes.

Income tax expense decreased $10.5 million, or 45%, to $12.8 million for the three months ended September 30, 2017 from $23.3 million for the three months ended September 30, 2016, while our effective tax rate decreased to 17% for the three months ended September 30, 2017 from 29% for the three months ended September 30, 2016. The decrease is primarily attributable to higher income tax expense in the prior year as a result of an increase in deferred tax expense for the three months ended September 30, 2016 attributed to the revaluation of deferred tax assets related to a 1% reduction in the North Carolina state tax rate. The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI.
The Company had net deferred tax assets of $454.8 million and $434.3 million as of September 30, 2017 and June 30, 2017, respectively. The current period balance was comprised of $506.2 million in deferred tax assets at Premier, Inc. offset by $51.4 million in deferred tax liabilities at PHSI and PSCI. The increase of $20.5 million was primarily attributable to $17.7 million of deferred tax assets recorded in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2017, and $7.5 million associated with the revaluation of the TRA liabilities due to the change in the allocation and realization of future contingent payments. The increase is partially offset by $5.3 million in allowance recorded against deferred tax assets at PHSI.
The Company had TRA liabilities of $380.0 million and $339.7 million at September 30, 2017 and June 30, 2017, respectively, representing 85% of the tax savings payable to limited partners that the Company expects to receive in connection with the Section 754 election. The election results in adjustments to the tax bases of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. The $40.3 million increase was primarily attributable to $20.9 million associated with the revaluation of the TRA liabilities due to a change in the allocation and realization of future contingent payments and a $16.8 million increase in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2017.
(14) RELATED PARTY TRANSACTIONS
GNYHA
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 9.5% of the outstanding partnership interests in Premier LP as of September 30, 2017. Although we no longer consider GNYHA PA a related party under U.S. GAAP, prior period information is included below.
Net administrative fees revenue based on purchases by GNYHA Services, Inc. ("GNYHA") (an affiliate of GNYHA PA) and its member organizations was $17.7 million for the three months ended September 30, 2016. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.8 million of revenue share obligations in the accompanying Condensed Consolidated Balance Sheets related to revenue share obligations to GNYHA and its member organizations at June 30, 2017.
In addition, of the $25.0 million limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017, $2.7 million were payable to GNYHA and its member organizations. Services and support revenue earned from GNYHA and its member organizations was $3.6 million during the three months ended September 30, 2016. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $3.8 million during the three months ended September 30, 2016. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying Condensed Consolidated Balance sheets, were $5.4 million at June 30, 2017.
Innovatix and Essensa
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests from GNYHA Holdings (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income prior to the acquisition was $6.5 million during the three months ended September 30, 2016. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $11.4 million for the three months ended September 30, 2016.

The Company historically maintained a group purchasing agreement with Essensa, under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa from GNYHA Holdings (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $0.7 million for the three months ended September 30, 2016.
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $4.3 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.7 million and $1.5 million (of which $0.1 million was recorded after July 26, 2016) during the three months ended September 30, 2017 and 2016, respectively.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.5 million and $1.1 million during the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and June 30, 2017, $0.5 million and $0.6 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.
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
Segment information was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Net revenue:
Supply Chain Services
Net administrative fees	$150,991	$125,976
Other services and support	2,149	1,645
Services	153,140	127,621
Products	152,662	106,129
Total Supply Chain Services	305,802	233,750
Performance Services	84,762	79,522
Net revenue	$390,564	$313,272

Depreciation and amortization expense (a):
Supply Chain Services	$5,495	$466
Performance Services	22,918	20,875
Corporate	1,992	1,886
Total depreciation and amortization expense	$30,405	$23,227

Capital expenditures:
Supply Chain Services	$307	$—
Performance Services	13,549	16,851
Corporate	2,791	115
Total capital expenditures	$16,647	$16,966

Total assets:	September 30, 2017	June 30, 2017
Supply Chain Services	$991,569	$1,017,023
Performance Services	879,564	888,862
Corporate	633,209	601,951
Total assets	$2,504,342	$2,507,836

(a)	Includes amortization of purchased intangible assets.
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
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Income before income taxes	$73,380	$81,431
Equity in net income of unconsolidated affiliates (a)	(4,252)	(9,579)
Interest and investment loss, net (b)	1,495	152
Loss on disposal of long-lived assets	1,320	1,518
Other income	(1,463)	(1,006)
Operating income	70,480	72,516
Depreciation and amortization	16,507	14,018
Amortization of purchased intangible assets	13,898	9,209
Stock-based compensation (c)	8,957	5,896
Acquisition related expenses	3,099	2,937
Adjustment to tax receivable agreement liabilities (d)	—	(5,722)
ERP implementation expenses (e)	335	1,094
Acquisition related adjustment - revenue	105	151
Equity in net income of unconsolidated affiliates (a)	4,252	9,579
Deferred compensation plan income (f)	1,539	1,095
Other expense	(1)	—
Adjusted EBITDA	$119,171	$110,773

Segment Adjusted EBITDA:
Supply Chain Services	$125,620	$117,304
Performance Services	21,221	22,311
Corporate	(27,670)	(28,842)
Adjusted EBITDA	$119,171	$110,773

(a)	Refer to Note 4 - Investments for further information regarding equity in net income of unconsolidated affiliates.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)	Represents non-cash employee stock-based compensation expense and $0.1 million of stock purchase plan expense during both of the three months ended September 30, 2017 and 2016.

(d)	Represents adjustment to TRA liabilities for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016.

(e)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(f)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" herein and in the Company's Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Annual Report"), filed with the Securities and Exchange Commission ("SEC").
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
As of September 30, 2017, we were controlled by 167 U.S. hospitals, health systems and other healthcare organizations, which represented 1,425 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of September 30, 2017, the Class A common stock and Class B common stock represented approximately 38% and 62%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Net revenue	$390,564	$313,272
Net income	$60,616	$58,095
Non-GAAP Adjusted EBITDA	$119,171	$110,773
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $233.8 million for the three months ended September 30, 2016 to $305.8 million for the three months ended September 30, 2017, representing net revenue growth of 31%, and accounted for 78% of our overall net revenue for the three months ended September 30, 2017. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance Services net revenue increased from $79.5 million for the three months ended September 30, 2016 to $84.8 million for the three months ended September 30, 2017, representing a 7% increase, and accounted for 22% of our overall net revenue for the three months ended September 30, 2017. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
Acquisitions
Acquisition of Innovatix and Essensa
Prior to December 2, 2016, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement ("PSCI"), held 50% of the membership interests in Innovatix, LLC ("Innovatix"). On December 2, 2016, the Company, through PSCI, acquired the remaining 50% ownership interests of Innovatix and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") The purchase price, after adjustments pursuant to the purchase agreement, was $336.0 million. The acquisition was funded with borrowings under the Company's credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility"). Innovatix and Essensa are GPOs focused on serving alternate site healthcare providers and other non-healthcare organizations throughout the United States. The Company reports Innovatix and Essensa as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of Acro Pharmaceuticals
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceutical Services LLC ("Acro") and Community Pharmacy Services, LLC (collectively with Acro, "Acro Pharmaceuticals"). The aggregate purchase price, after adjustments pursuant to the purchase agreement, was $62.9 million. The acquisition was funded with available cash on hand. Acro Pharmaceuticals is a specialty pharmacy business that provides customized healthcare management solutions to members. The Company reports Acro Pharmaceuticals as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
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
Trends in the U.S. healthcare market affect our revenues in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the ACA, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion of insurance coverage, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety and population health management, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is primarily based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRA"), values of investments not publicly traded, the valuation allowance on deferred tax assets, uncertain income taxes, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase prices are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to the Company's significant accounting policies as described in the Company's 2017 Annual Report.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by the Company are included in Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, advisory services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
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
Given the Company’s ownership and capital structure, we calculate various effective tax rates for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 12 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. The Company’s effective tax rate, as discussed in Note 13 - Income Taxes, represents the effective tax rate computed in accordance with generally accepted accounting principles ("GAAP") based on total income tax expense (reflected in income tax expense in the Condensed Consolidated Statements of Income) of the Company, PHSI and PSCI, divided by consolidated pre-tax book income. Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for expected federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included.
Net Income Attributable to Non-Controlling Interest
As of September 30, 2017, we owned an approximate 38% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 63% as of June 30, 2017 to approximately 62% as of September 30, 2017, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital).
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization) and certain items outside the control of our management team, e.g. taxes, as well as other non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses) from our operating results. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
Despite the importance of these Non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Credit Facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow are not measurements of financial performance under GAAP, may have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities or any other measure of our performance derived in accordance with GAAP.
Some of the limitations of the EBITDA, Adjusted EBITDA and Segment Adjusted EBITDA measures include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Credit Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from operating activities.
Some of the limitations of the Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share measures are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share are not measures of profitability under GAAP.

We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and to not rely on any single financial measure to evaluate our business. In addition, because the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow measures are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, strategic and financial restructuring expenses, adjustments to TRA liabilities, enterprise resource planning ("ERP") implementation expenses and acquisition related adjustment - revenue. These items include the following:
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for each of the three months ended September 30, 2017 and 2016.
Adjustment to TRA liabilities
This item represents adjustments to TRA liabilities for a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016.
ERP implementation expenses
This item includes costs related to the implementation of a new ERP system.

Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$150,991	39%	$125,976	40%
Other services and support	86,911	22%	81,167	26%
Services	237,902	61%	207,143	66%
Products	152,662	39%	106,129	34%
Net revenue	390,564	100%	313,272	100%
Cost of revenue:
Services	46,936	13%	42,690	14%
Products	144,440	37%	95,813	31%
Cost of revenue	191,376	49%	138,503	44%
Gross profit	199,188	51%	174,769	56%
Operating expenses:
Selling, general and administrative	114,321	28%	92,238	29%
Research and development	489	—%	806	—%
Amortization of purchased intangible assets	13,898	4%	9,209	3%
Operating expenses	128,708	32%	102,253	33%
Operating income	70,480	18%	72,516	23%
Other income, net	2,900	1%	8,915	3%
Income before income taxes	73,380	19%	81,431	26%
Income tax expense	12,764	3%	23,336	7%
Net income	60,616	16%	58,095	19%
Net income attributable to non-controlling interest in Premier LP	(44,610)	(11)%	(49,601)	(16)%
Adjustment of redeemable limited partners' capital to redemption amount	320,424	nm	61,808	nm
Net income attributable to stockholders	$336,430	nm	$70,302	nm

Weighted average shares outstanding:
Basic	52,909		47,214
Diluted	140,046		142,962

Earnings per share attributable to stockholders:
Basic	$6.36		$1.49
Diluted	$0.36		$0.26
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the three months ended September 30, 2017 and 2016 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$119,171	31%	$110,773	35%
Non-GAAP Adjusted Fully Distributed Net Income	$61,713	16%	$58,928	19%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.44	n/a	$0.41	n/a

The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017	2016
Net income	$60,616	$58,095
Interest and investment loss, net	1,495	152
Income tax expense	12,764	23,336
Depreciation and amortization	16,507	14,018
Amortization of purchased intangible assets	13,898	9,209
EBITDA	105,280	104,810
Stock-based compensation	8,957	5,896
Acquisition related expenses	3,099	2,937
Adjustment to tax receivable agreement liabilities	—	(5,722)
ERP implementation expenses	335	1,094
Acquisition related adjustment - revenue	105	151
Loss on disposal of long-lived assets	1,320	1,518
Loss on FFF put and call rights	20	—
Other expense	55	89
Adjusted EBITDA	$119,171	$110,773

Income before income taxes	$73,380	$81,431
Equity in net income of unconsolidated affiliates	(4,252)	(9,579)
Interest and investment loss, net	1,495	152
Loss on disposal of long-lived assets	1,320	1,518
Other income	(1,463)	(1,006)
Operating income	70,480	72,516
Depreciation and amortization	16,507	14,018
Amortization of purchased intangible assets	13,898	9,209
Stock-based compensation	8,957	5,896
Acquisition related expenses	3,099	2,937
Adjustment to tax receivable agreement liabilities	—	(5,722)
ERP implementation expenses	335	1,094
Acquisition related adjustment - revenue	105	151
Equity in net income of unconsolidated affiliates	4,252	9,579
Deferred compensation plan income	1,539	1,095
Other expense	(1)	—
Adjusted EBITDA	$119,171	$110,773

Segment Adjusted EBITDA:
Supply Chain Services	$125,620	$117,304
Performance Services	21,221	22,311
Corporate	(27,670)	(28,842)
Adjusted EBITDA	$119,171	$110,773

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended September 30,
	2017	2016
Net income attributable to stockholders	$336,430	$70,302
Adjustment of redeemable limited partners' capital to redemption amount	(320,424)	(61,808)
Net income attributable to non-controlling interest in Premier LP	44,610	49,601
Income tax expense	12,764	23,336
Amortization of purchased intangible assets	13,898	9,209
Stock-based compensation	8,957	5,896
Acquisition related expenses	3,099	2,937
Adjustment to tax receivable agreement liabilities	—	(5,722)
ERP implementation expenses	335	1,094
Acquisition related adjustment - revenue	105	151
Loss on disposal of long-lived assets	1,320	1,518
Loss on FFF put and call rights	20	—
Other expense	55	89
Non-GAAP adjusted fully distributed income before income taxes	101,169	96,603
Income tax expense on fully distributed income before income taxes (a)	39,456	37,675
Non-GAAP Adjusted Fully Distributed Net Income	$61,713	$58,928

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	52,909	47,214
Potentially dilutive shares	655	939
Conversion of Class B common units	86,482	94,809
Weighted average fully distributed shares outstanding - diluted	140,046	142,962

(a)	Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2017 and 2016.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended September 30,
	2017	2016
Earnings per share attributable to stockholders	$6.36	$1.49
Adjustment of redeemable limited partners' capital to redemption amount	(6.05)	(1.31)
Net income attributable to non-controlling interest in Premier LP	0.84	1.05
Income tax expense	0.24	0.49
Amortization of purchased intangible assets	0.26	0.20
Stock-based compensation	0.17	0.12
Acquisition related expenses	0.06	0.06
Adjustment to tax receivable agreement liabilities	—	(0.12)
ERP implementation expenses	0.01	0.02
Loss on disposal of long-lived assets	0.02	0.03
Impact of corporation taxes (a)	(0.74)	(0.80)
Impact of dilutive shares (b)	(0.73)	(0.84)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.44	$0.41

(a)	Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2017 and 2016.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months ended September 30, 2017 to 2016
Net Revenue
Net revenue increased $77.3 million, or 25%, to $390.6 million for the three months ended September 30, 2017 from $313.3 million for the three months ended September 30, 2016.
Net administrative fees revenue increased $25.0 million, or 20%, primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. To a lesser extent, further contract penetration of existing members also contributed to the increase. Growth in net administrative fees revenue was negatively impacted by softer patient utilization trends, timing of cash receipts and slower growth in certain service lines.
Other services and support revenue increased $5.7 million, or 7%, primarily due to growth in cost management advisory services related to performance-based engagements, while we also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue. We expect to experience quarterly variability within other services and support revenue due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Product revenue increased $46.6 million, or 44%, primarily driven by an increase in integrated pharmacy revenues largely attributable to contributions from Acro Pharmaceuticals, which was acquired on August 23, 2016, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Multiple Sclerosis and Oncology, partially offset by a slight decrease in the sales of Hepatitis-C pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue increased $52.9 million, or 38%, to $191.4 million for the three months ended September 30, 2017 from $138.5 million for the three months ended September 30, 2016.

Cost of services revenue increased $4.2 million, or 10%, primarily driven by an increase in salaries and benefits expense resulting from increased staffing to support our continued growth along with higher consulting costs for certain performance-based engagements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $48.6 million, or 51%, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales and the impact of increases in raw materials pricing. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues is expected to reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Operating expenses increased $26.4 million, or 26%, to $128.7 million for the three months ended September 30, 2017 from $102.3 million for the three months ended September 30, 2016.
Selling, General and Administrative
Selling, general and administrative expenses increased $22.1 million, or 24%, primarily driven by an increase in salaries and benefits expenses resulting from increased staffing primarily associated with acquisitions and to support growth, along with an increase in stock-based compensation expense largely associated with anticipated achievement of certain performance targets. These results were partially offset by a one-time adjustment to our TRA liabilities related to a prior year 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016; a similar rate change did not occur during the three months ended September 30, 2017.
Research and Development
Research and development expenses decreased by $0.3 million. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $4.7 million, or 51%, primarily as a result of additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income, Net
Other income, net decreased $6.0 million, or 67%, to $2.9 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016, primarily driven by a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. This was partially offset by an increase in equity in net income of FFF, which experienced improved performance.
Income Tax Expense
Income tax expense decreased $10.5 million, or 45%, to $12.8 million for the three months ended September 30, 2017 from $23.3 million for the three months ended September 30, 2016, while our effective tax rate decreased to 17% for the three months ended September 30, 2017 from 29% for the three months ended September 30, 2016. The decrease is primarily attributable to higher income tax expense in the prior year as a result of an increase in deferred tax expense for the three months ended September 30, 2016 attributed to the revaluation of deferred tax assets related to a 1% reduction in the North Carolina state tax rate. The Company's effective tax rate differs from income taxes recorded at the statutory rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest decreased $5.0 million, or 10%, to $44.6 million for the three months ended September 30, 2017 from $49.6 million for the three months ended September 30, 2016, primarily attributable to a decrease in non-controlling ownership percentage in Premier LP to 62% from 66%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $8.4 million, or 8%, to $119.2 million for the three months ended September 30, 2017 from $110.8 million for the three months ended September 30, 2016, primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition, net of the reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix, along with an increase in product revenue. These results were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth.
Supply Chain Services - Comparison of the Three Months ended September 30, 2017 to 2016
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Supply Chain Services	2017	2016
Net revenue:
Net administrative fees	$150,991	$125,976
Other services and support	2,149	1,645
Services	153,140	127,621
Products	152,662	106,129
Net revenue	305,802	233,750
Cost of revenue:
Services	1,063	1,206
Products	144,440	95,813
Cost of revenue	145,503	97,019
Gross profit	160,299	136,731
Operating expenses:
Selling, general and administrative	41,935	32,503
Amortization of purchased intangible assets	5,040	212
Operating expenses	46,975	32,715
Operating income	$113,324	$104,016
Depreciation and amortization	454	254
Amortization of purchased intangible assets	5,040	212
Acquisition related expenses	2,550	3,243
Equity in net income of unconsolidated affiliates	4,252	9,579
Non-GAAP Segment Adjusted EBITDA	$125,620	$117,304
Net Revenue
Supply Chain Services segment net revenue increased $72.0 million, or 31%, to $305.8 million for the three months ended September 30, 2017 from $233.8 million for the three months ended September 30, 2016.
Net administrative fees revenue increased $25.0 million, or 20%, primarily driven by aggregate contributions from Innovatix and Essensa, which was acquired on December 2, 2016. To a lesser extent, further contract penetration of existing members also contributed to the increase. Growth in net administrative fees revenue was negatively impacted by softer patient utilization trends, timing of cash receipts and slower growth in certain service lines.
Product revenue increased $46.6 million, or 44%, primarily driven by an increase in integrated pharmacy revenues largely attributable to contributions from Acro Pharmaceuticals, which was acquired on August 23, 2016, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Multiple Sclerosis and Oncology, partially offset by a slight decrease in the sales of Hepatitis-C pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $48.5 million, or 50%, to $145.5 million for the three months ended September 30, 2017 from $97.0 million for the three months ended September 30, 2016.
Cost of product revenue increased $48.6 million, or 51%, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to growth in direct sourcing sales and the impact of increases in raw materials pricing.
Operating Expenses
Supply Chain Services segment operating expenses increased $14.3 million, or 44%, to $47.0 million for the three months ended September 30, 2017 from $32.7 million for the three months ended September 30, 2016.
Selling, general and administrative expenses increased $9.4 million, or 29%, due to higher salaries and benefits expense primarily associated with the acquisitions of Innovatix and Essensa and to a lesser extent, the acquisition of Acro Pharmaceuticals.
Amortization of purchased intangible assets increased $4.8 million primarily as a result of additional amortization of purchased intangible assets related to our acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $8.3 million, or 7%, to $125.6 million for the three months ended September 30, 2017 from $117.3 million for the three months ended September 30, 2016, primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition, net of the reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix, along with an increase in product revenue. These increases were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefit expenses as a result of acquisitions and to support growth.
Performance Services - Comparison of the Three Months ended September 30, 2017 to 2016

The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Performance Services	2017	2016
Net revenue:
Other services and support	$84,762	$79,522
Net revenue	84,762	79,522
Cost of revenue:
Services	45,872	41,440
Cost of revenue	45,872	41,440
Gross profit	38,890	38,082
Operating expenses:
Selling, general and administrative	31,911	26,908
Research and development	472	586
Amortization of purchased intangible assets	8,858	8,996
Operating expenses	41,241	36,490
Operating income	$(2,351)	$1,592
Depreciation and amortization	14,060	11,878
Amortization of purchased intangible assets	8,858	8,996
Acquisition related expenses	549	(306)
Acquisition related adjustment - revenue	105	151
Non-GAAP Segment Adjusted EBITDA	$21,221	$22,311
Net Revenue
Other services and support revenue increased $5.2 million, or 7%, to $84.8 million for the three months ended September 30, 2017 from $79.5 million for the three months ended September 30, 2016, primarily due to growth in cost management advisory services related to performance-based engagements, while we also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue.
We expect to experience quarterly variability in revenue generated from our Performance Services segment due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our Performance Services revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Cost of Revenue
Cost of revenue increased $4.4 million, or 11%, to $45.9 million for the three months ended September 30, 2017 from $41.4 million for the three months ended September 30, 2016, primarily driven by higher salaries and benefits expenses resulting from increased staffing to support continued growth and performance-based engagements.
Operating Expenses
Operating expenses increased $4.8 million, or 13%, to $41.2 million for the three months ended September 30, 2017 from $36.5 million for the three months ended September 30, 2016.
Selling, general and administrative expenses increased $5.0 million, or 19%, primarily driven by depreciation expense resulting from increased capitalization of labor in prior periods and higher consulting and professional services costs for certain projects.
Amortization of purchased intangible assets decreased $0.1 million, or 2%, remaining relatively flat.
Segment Adjusted EBITDA

While revenue increased, Segment Adjusted EBITDA decreased $1.1 million, or 5%, to $21.2 million for the three months ended September 30, 2017 from $22.3 million for the three months ended September 30, 2016, primarily as a result of an increase in cost of sales related to an increase in staffing and costs to support continued growth and performance-based engagements. Specifically, the Company made investments in staff and infrastructure to support continuing new-business growth involving primarily larger and more complex engagements that include significant performance-based advisory services assignments.
Corporate - Comparison of the Three Months ended September 30, 2017 to 2016
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
Corporate	2017	2016
Operating expenses:
Selling, general and administrative	$40,476	$32,872
Research and development	16	219
Operating loss	$(40,492)	$(33,091)
Depreciation and amortization	1,992	1,886
Stock-based compensation	8,957	5,896
Adjustment to tax receivable agreement liabilities	—	(5,722)
ERP implementation expenses	334	1,093
Deferred compensation plan income	1,539	1,096
Non-GAAP Corporate Adjusted EBITDA	$(27,670)	$(28,842)
Operating Expenses
Operating expenses increased $7.4 million, or 22%, to $40.5 million for the three months ended September 30, 2017 from $33.1 million for the three months ended September 30, 2016.
Selling, general and administrative expenses increased $7.6 million, or 23%, primarily driven by increased salaries and benefits expenses due to increased staffing to support continued growth and the acquisitions of Innovatix and Essensa and to a lesser extent Acro Pharmaceuticals, along with an increase in stock-based compensation expense largely associated with anticipated achievement of certain performance targets. These results were partially offset by an adjustment to our TRA liabilities related to a 1% decrease in the North Carolina state income tax rate during the three months ended September 30, 2016.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $1.2 million, or 4%, driven primarily by a decrease in severance related expenses.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, acquisitions and related business investments and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of September 30, 2017 and June 30, 2017, we had cash and cash equivalents totaling $132.1 million and $156.7 million respectively, and there were $170.0 million and $220.0 million, respectively, in outstanding borrowings under the Credit Facility. During the three months ended September 30, 2017 the Company repaid $50.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements; strategic growth initiatives, however, will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the three months ended September 30, 2017 and 2016
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$75,033	$41,827
Investing activities	(16,646)	(96,803)
Financing activities	(83,002)	(37,829)
Net increase (decrease) in cash	$(24,615)	$(92,805)
Net cash provided by operating activities increased $33.2 million from the three months ended September 30, 2016 to 2017 primarily driven by an increase in net administrative fees as well as decreased outflows related to working capital needs, partially offset by increased selling, general and administrative expenses in the current period.
Net cash used in investing activities decreased $80.2 million from the three months ended September 30, 2016 to 2017 driven by our $68.8 million acquisition of Acro Pharmaceuticals and our $65.7 million investment in FFF during the prior period, partially offset by $48.0 million in proceeds from the sale of marketable securities during the prior period.
Net cash used in financing activities was $83.0 million for the three months ended September 30, 2017 compared to $37.8 million for the three months ended September 30, 2016. The $45.2 million increase in cash used in financing activities was largely driven by $50.0 million in repayments under our Credit Facility in the current period.
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

	Three Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$75,033	$41,827
Purchases of property and equipment	(16,647)	(16,966)
Distributions to limited partners of Premier LP	(24,951)	(22,493)
Non-GAAP Free Cash Flow	$33,435	$2,368
Non-GAAP Free Cash Flow increased $31.1 million from the three months ended September 30, 2016 to 2017 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses in the current period. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.

Contractual Obligations
Notes Payable
At September 30, 2017, we had commitments of $9.3 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 8 - Debt in the accompanying condensed consolidated financial statements for more information.
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
At the Company's option, committed loans may be in the form of eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2017, the interest rate for three-month Eurodollar Loans was 2.459% and the interest rate for the Base Rate Loans was 4.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of shares of our Class A common stock pursuant to a stock repurchase program, and other general corporate activities. During the three months ended September 30, 2017, the Company repaid $50.0 million of borrowings under the Credit Facility. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. The Company had outstanding borrowings under the Credit Facility of $170.0 million at September 30, 2017. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2017 Annual Report. See also Note 8 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.

Member-Owner TRA
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
The Company had TRA liabilities of $380.0 million and $339.7 million at September 30, 2017 and June 30, 2017, respectively. The $40.3 million increase was attributable to $20.9 million associated with the revaluation of the TRA liabilities due to a change in the allocation and realization of future contingent payments and a $16.8 million increase in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At September 30, 2017, we had $170.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2017, the interest rate for three-month Eurodollar Rate Loans was 2.459% and the interest rate for Base Rate Loans was 4.375%.
We invest our excess cash in a portfolio of individual cash equivalents. We do not currently hold, and we have never held, any derivative financial instruments. We do not expect changes in interest rates to have a material impact on our financial condition or results of operations. We plan to ensure the safety and preservation of our invested funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities.
Foreign Currency Risk. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, have only minimal market risk associated with foreign currencies.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that, due to the identification of a material weakness in our internal control over financial reporting as described in Part II, Item 9A of our 2017 Form 10-K that has not yet been fully remediated, our disclosure controls and procedures were not effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under “Remediation Plan”.
Remediation Plan
As disclosed in Part II, Item 9A of our 2017 Form 10-K, we identified a material weakness in our internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. Since that time, we have begun implementing a remediation plan to address this material weakness. The remediation plan consists of augmenting the Company’s accounting resources, training, and implementing a more formal review and documentation process around the income tax accounting for complex, non-routine or infrequent transactions that may arise from time to time. Management believes that this remediation plan will strengthen our overall internal control over financial reporting and specifically with respect to complex, non-routine or infrequent transactions. Management is continuing to assess the sufficiency and expected effectiveness of our remediation efforts, and we may take additional measures or modify our internal control over financial reporting for these types of transactions.
This material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect these remedial actions to be effectively implemented during fiscal year 2018 in order to successfully remediate this material weakness by June 30, 2018. If these remedial measures are insufficient or not implemented effectively, or additional deficiencies arise, material misstatements may occur in the future. Among other things, any unremediated or additional material weaknesses could have the effects described in our 2017 Form 10-K, specifically under “Item 1A. Risk Factors - If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, or we may determine that our prior financial statements are not reliable, which could have a material adverse effect on our business, financial condition and results of operations.”

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We participate in businesses that are subject to substantial litigation. We are, from time to time, involved in litigation, arising in the ordinary course of business or otherwise, which may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, regulatory, or other matters. If current or future government regulations, specifically those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties and other material limitations on our business.
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
Item 1A. Risk Factors
During the quarter ended September 30, 2017, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2017 Annual Report.
Item 5. Other Information
Amendment to Premier LP Agreement
On November 6, 2017, our wholly-owned subsidiary, Premier Services, LLC, acting in its capacity as the general partner of Premier LP, adopted a Second Amendment (the “Amendment”) to the LP Agreement. The Amendment became effective on November 6, 2017. The Amendment makes a technical revision to the definition of “Class B Unit Redemption Amount” set forth in Section 1.1 of the LP Agreement to reflect the intended operation of the definition and synchronize the definition with the other agreements entered into by the limited partners of Premier LP at the time of our reorganization and initial public offering. No other changes or amendments were made to the other terms of the LP Agreement. The foregoing description of the Amendment to the LP Agreement is summary in nature and qualified in its entirety by reference to such Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.
Stock Repurchase Program Authorization
On October 31, 2017, we announced that our Board of Directors approved the repurchase of up to $200 million of our Class A common stock during the remainder of fiscal 2018 through open market purchases or privately negotiated transactions. We expect to initiate the repurchase program on or about November 9, 2017. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding number of shares of Class A common stock, if any, purchased under the program and statements regarding such matters are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P., dated as of November 6, 2017.
10.2
Transition Agreement and Release, dated October 9, 2017, by and between Durral R. Gilbert and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2017).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 6, 2017	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer