Form 10-Q
period 2017-12-31
Premier, Inc.
filed 2018-02-06
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of February 2, 2018, there were 54,713,852 shares of the registrant's Class A common stock, par value $0.01 per share, and 80,978,267 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•	our compliance with complex federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that may be considered medical devices;

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our integrated pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules;

•	the terms of agreements between us and our member owners;

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

•	failure to maintain an effective system of internal controls;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our intention not to pay cash dividends on our Class A common stock;

•	whether we complete our recently announced Class A common stock repurchase program and the number and per share price of shares of Class A common stock ultimately purchased under the program;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2017	June 30, 2017
Assets
Cash and cash equivalents	$163,014	$156,735
Accounts receivable (net of $2,384 and $1,812 allowance for doubtful accounts, respectively)	171,354	159,745
Inventory	62,067	50,426
Prepaid expenses and other current assets	24,021	35,164
Due from related parties	381	6,742
Total current assets	420,837	408,812
Property and equipment (net of $264,173 and $236,460 accumulated depreciation, respectively)	190,815	187,365
Intangible assets (net of $125,903 and $99,198 accumulated amortization, respectively)	349,847	377,962
Goodwill	906,545	906,545
Deferred income tax assets	305,549	482,484
Deferred compensation plan assets	42,779	41,518
Investments in unconsolidated affiliates	98,388	92,879
Other assets	5,403	10,271
Total assets	$2,320,163	$2,507,836

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$49,626	$42,815
Accrued expenses	46,090	55,857
Revenue share obligations	74,651	72,078
Limited partners' distribution payable	20,396	24,951
Accrued compensation and benefits	41,725	53,506
Deferred revenue	45,699	44,443
Current portion of tax receivable agreements	17,925	17,925
Current portion of long-term debt	201,139	227,993
Other liabilities	9,106	32,019
Total current liabilities	506,357	571,587
Long-term debt, less current portion	6,544	6,279
Tax receivable agreements, less current portion	229,291	321,796
Deferred compensation plan obligations	42,779	41,518
Deferred tax liabilities	30,942	48,227
Other liabilities	55,183	42,099
Total liabilities	871,096	1,031,506

	December 31, 2017	June 30, 2017
Redeemable limited partners' capital	2,398,640	3,138,583
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 57,263,627 shares issued and 54,685,668 shares outstanding at December 31, 2017 and 51,943,281 shares issued and outstanding at June 30, 2017	573	519
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 82,282,748 and 87,298,888 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	—	—
Treasury stock, at cost; 2,577,959 shares	(74,698)	—
Additional paid-in-capital	—	—
Accumulated deficit	(875,448)	(1,662,772)
Accumulated other comprehensive loss	—	—
Total stockholders' deficit	(949,573)	(1,662,253)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,320,163	$2,507,836
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenue:
Net administrative fees	$159,343	$129,071	$310,334	$255,047
Other services and support	89,953	87,051	176,864	168,218
Services	249,296	216,122	487,198	423,265
Products	162,102	142,378	314,764	248,507
Net revenue	411,398	358,500	801,962	671,772
Cost of revenue:
Services	47,255	44,856	94,191	87,546
Products	153,272	131,158	297,712	226,971
Cost of revenue	200,527	176,014	391,903	314,517
Gross profit	210,871	182,486	410,059	357,255
Other operating income:
Remeasurement of tax receivable agreement liabilities	177,174	—	177,174	5,722
Other operating income	177,174	—	177,174	5,722
Operating expenses:
Selling, general and administrative	108,620	95,927	222,941	193,887
Research and development	324	767	813	1,573
Amortization of purchased intangible assets	13,817	11,151	27,715	20,360
Operating expenses	122,761	107,845	251,469	215,820
Operating income	265,284	74,641	335,764	147,157
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	204,833	—	204,833
Equity in net income of unconsolidated affiliates	1,257	5,127	5,509	14,706
Interest and investment loss, net	(1,508)	(857)	(3,003)	(1,009)
Loss on disposal of long-lived assets	(400)	—	(1,720)	(1,518)
Other income (expense)	(13,356)	(131)	(11,893)	875
Other income (expense), net	(14,007)	208,972	(11,107)	217,887
Income before income taxes	251,277	283,613	324,657	365,044
Income tax expense	231,508	37,429	244,272	60,765
Net income	19,769	246,184	80,385	304,279
Net income attributable to non-controlling interest in Premier LP	(56,485)	(181,173)	(101,095)	(230,774)
Adjustment of redeemable limited partners' capital to redemption amount	317,916	335,264	638,340	397,072
Net income attributable to stockholders	$281,200	$400,275	$617,630	$470,577

Weighted average shares outstanding:
Basic	55,209	49,445	54,059	48,330
Diluted	139,237	141,308	139,641	142,133

Earnings (loss) per share attributable to stockholders:
Basic	$5.09	$8.10	$11.43	$9.74
Diluted	$(1.66)	$1.50	$(1.30)	$1.75
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$19,769	$246,184	$80,385	$304,279
Net unrealized gain on marketable securities	—	—	—	128
Total comprehensive income	19,769	246,184	80,385	304,407
Less: comprehensive income attributable to non-controlling interest	(56,485)	(181,173)	(101,095)	(230,859)
Comprehensive income attributable to stockholders	$(36,716)	$65,011	$(20,710)	$73,548
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended December 31, 2017
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	4,883	50	(4,883)	—	—	—	162,215	—	162,265
Redemption of limited partners	—	—	(133)	—	—	—	—	—	—
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(8,669)	—	(8,669)
Issuance of Class A common stock under equity incentive plan	390	4	—	—	—	—	2,804	—	2,808
Issuance of Class A common stock under employee stock purchase plan	48	—	—	—	—	—	1,388	—	1,388
Treasury stock	(2,578)	—	—	—	2,578	(74,698)	—	—	(74,698)
Stock-based compensation expense	—	—	—	—	—	—	17,699	—	17,699
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,743)	—	(5,743)
Net income	—	—	—	—	—	—	—	80,385	80,385
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(101,095)	(101,095)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(169,694)	808,034	638,340
Balance at December 31, 2017	54,686	$573	82,283	$—	2,578	$(74,698)	$—	$(875,448)	$(949,573)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2017	2016
Operating activities
Net income	$80,385	$304,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,532	48,576
Equity in net income of unconsolidated affiliates	(5,509)	(14,706)
Deferred income taxes	235,648	48,705
Stock-based compensation	17,699	12,066
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,722)
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)
Loss on disposal of long-lived assets	1,720	1,518
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(467)	(11,888)
Other assets	1,060	274
Inventories	(11,641)	(31,832)
Accounts payable, accrued expenses and other current liabilities	(20,238)	(4,136)
Long-term liabilities	1,287	(4,100)
Loss on FFF put and call rights	15,607	174
Other operating activities	6,606	(11)
Net cash provided by operating activities	206,515	138,364
Investing activities
Purchases of property and equipment	(38,622)	(34,325)
Proceeds from sale of marketable securities	—	48,013
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	—	(222,217)
Acquisition of Acro Pharmaceuticals, net of cash acquired	—	(68,745)
Investments in unconsolidated affiliates	—	(65,660)
Distributions received on equity investments in unconsolidated affiliates	—	6,550
Other investing activities	—	26
Net cash used in investing activities	(38,622)	(336,358)
Financing activities
Payments made on notes payable	(6,858)	(1,338)
Proceeds from credit facility	30,000	327,500
Payments on credit facility	(50,000)	—
Proceeds from exercise of stock options under equity incentive plan	2,808	2,909
Proceeds from issuance of Class A common stock under stock purchase plan	1,388	1,256
Repurchase of vested restricted units for employee tax-withholding	(5,743)	(17,629)
Settlement of exchange of Class B units by member owners	—	(99,999)
Distributions to limited partners of Premier LP	(45,703)	(44,630)
Repurchase of Class A common stock (held as treasury stock)	(70,844)	—
Earn-out liability payment to GNYHA Holdings	(16,662)	—
Net cash provided by (used in) financing activities	(161,614)	168,069
Net increase (decrease) in cash and cash equivalents	6,279	(29,925)
Cash and cash equivalents at beginning of year	156,735	248,817
Cash and cash equivalents at end of period	$163,014	$218,892

	Six Months Ended December 31,
	2017	2016

Supplemental schedule of non-cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting increases in additional paid-in-capital and accumulated deficit	$638,340	$397,072
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$162,265	$107,213
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$41,148	$44,870
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$984	$1,074
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$75,998	$77,638
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$84,667	$49,352
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$(8,669)	$28,286
Increase in treasury stock related to a forward purchase commitment as a result of applying trade date accounting when recording the repurchase of Class A common stock	$3,854	$—
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
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 40% and 37% general partner interest in our main operating company, Premier Healthcare Alliance, L.P. ("Premier LP"), at December 31, 2017 and June 30, 2017, respectively. In addition to their ownership interest in Premier, our member owners held an approximate 60% and 63% limited partner interest in Premier LP at December 31, 2017 and June 30, 2017, respectively.
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
At December 31, 2017 and June 30, 2017, the member owners owned approximately 60% and 63%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the six months ended December 31, 2017, the member owners exchanged 4.9 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the six months ended December 31, 2017, approximately 4.9 million Class B common units were contributed to Premier LP and converted to Class A common units, which remain outstanding.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2017 for further discussion of the Exchange Agreement. At December 31, 2017 and June 30, 2017, the public investors, which may include member owners that have received shares of

Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 40% and 37%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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
We have reclassified $5.7 million from selling, general and administrative expenses to the remeasurement of tax receivable agreement liabilities for the six months ended December 31, 2016 within the Condensed Consolidated Statements of Income in order to conform with the current period presentation.
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
The assets and liabilities of Premier LP at December 31, 2017 and June 30, 2017 consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Assets
Current	$378,412	$385,477
Noncurrent	1,593,777	1,616,539
Total assets of Premier LP	$1,972,189	$2,002,016

Liabilities
Current	$493,462	$560,582
Noncurrent	131,154	134,635
Total liabilities of Premier LP	$624,616	$695,217
Net income attributable to Premier LP during the three and six months ended December 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Premier LP net income	$94,838	$281,629	$167,129	$355,974

Premier LP's cash flows for the six months ended December 31, 2017 and 2016 consisted of the following (in thousands):

	Six Months Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$207,514	$121,731
Investing activities	(38,622)	(336,358)
Financing activities	(180,600)	159,533
Net decrease in cash and cash equivalents	(11,708)	(55,094)
Cash and cash equivalents at beginning of year	133,451	210,048
Cash and cash equivalents at end of period	$121,743	$154,954
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRAs"), deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, deferred revenue, future cash flows associated with asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Given the Company's use of estimates referenced above, it is important to highlight that on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA includes significant changes to the U.S. corporate income tax system, specifically reducing the U.S. federal corporate income tax rate from 35% to 21%. As changes under the TCJA are broad and complex, the Company continues to interpret the breadth of its immediate and long-term impacts. The Company notes that concurrent with the enactment of the TCJA, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA.
SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company has prescribed such provisional relief via SAB 118 by incorporating various estimates regarding timing and determination of temporary difference recognition when calculating components of its deferred tax balances. While the Company is able to provide reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates, due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the I.R.S. and other actions that we may take that are yet to be determined.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2017 Annual Report.
Recently Adopted Accounting Standards
In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the guidance under which an entity must measure inventory at the lower of cost or market. This guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The Company adopted this standard effective July 1, 2017 using the prospective approach. The implementation of this ASU did not have a material effect on the Company's condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The Company adopted this standard effective October 1, 2017 using the prospective approach. The implementation of this ASU did not have a material effect on the Company's condensed consolidated financial statements.
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
The new revenue recognition standards related to Topic 606 discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018, at which time we plan to adopt the standard using the modified retrospective approach. To-date, the Company has identified the following preliminary impact of adopting the new standards on various revenue streams across its operating segments.
Within the Supply Chain Services segment, the Company is continuing to assess the impact of adopting the new standards on its various revenue streams. Under the new standard, the Company expects to recognize administrative fee revenue upon the occurrence of a sale by suppliers to the Company’s members. This differs from the current treatment in which the Company recognizes revenue in the period that the respective supplier reports member purchasing data, which is usually a month or a quarter in arrears of the actual member purchase activity. This change is expected to result in the Company recognizing revenue sooner in the revenue cycle than under the Company's current revenue recognition policy and the creation of a contract asset associated with this shift in revenue recognition timing. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Within the Performance Services segment, the Company is continuing to assess the impact of adopting the new standards on its various revenue streams. Under the new standard, the Company will be required to capitalize the incremental costs of obtaining a contract, which the Company has preliminarily identified as sales commissions and costs associated with implementing our SaaS informatics tools, and to amortize these costs in a manner that reflects the transfer of services to the customer. These costs are expensed as incurred under the Company's current revenue recognition policy. The Company is continuing to assess the impact of these changes on the financial statements and disclosures.
Additionally, the Company is evaluating the potential impact of adopting the new standards on its business processes, systems and controls necessary to support revenue recognition and disclosure requirements under the new standard.
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
In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 8 - Debt), the outstanding portion of which is reflected within current portion of long-term debt in the Condensed Consolidated Balance Sheets at December 31, 2017. The Company incurred transaction costs related to this acquisition of $1.6 million and $4.4 million during the three months ended December 31, 2017 and 2016, respectively, and $3.4 million and $4.7 million during the six months ended December 31, 2017 and 2016, respectively. These transaction costs were included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 6 - Intangible Assets, Net) and liabilities assumed based on their fair values. The acquisition resulted in the recognition of approximately $334.7 million of goodwill (see Note 7 - Goodwill) attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes.
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
The acquisition provides the seller an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ending June 30, 2017, which is still in the process of being finalized. The Company paid the seller $18.5 million of the earn-out opportunity during the current period. As of December 31, 2017, the fair value of the earn-out liability was $2.6 million (see Note 5 - Fair Value Measurements).
Certain executive officers of Innovatix and Essensa executed employment agreements that became effective upon the closing of the acquisition. The purchase agreement provides that in the event that Innovatix's and Essensa's Adjusted EBITDA exceeds agreed upon amounts, certain of those executive officers are entitled to receive a retention bonus payment of up to $3.0 million in the aggregate, for which the Company will be reimbursed by GNYHA Holdings, LLC, of which $1.5 million was paid and reimbursed during the current period.
The Company's 50% ownership interest in Innovatix prior to the acquisition was accounted for under the equity method and had a carrying value of $13.3 million (see Note 4 - Investments). In connection with the acquisition, the Company's investment was remeasured under business combination accounting rules to a fair value of $218.4 million, resulting in a one-time gain of $205.1 million which was recorded as other income.

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
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended December 31,		Six Months Ended December 31,
	December 31, 2017	June 30, 2017	2017	2016	2017	2016
FFF	$91,125	$85,520	$1,268	$1,119	$5,605	$4,177
Bloodbuy	2,001	2,066	(31)	(34)	(65)	(52)
PharmaPoint	4,074	4,232	(107)	(85)	(158)	(162)
Innovatix	—	—	—	4,127	—	10,743
Other investments	1,188	1,061	127	—	127	—
Total investments	$98,388	$92,879	$1,257	$5,127	$5,509	$14,706
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying Condensed Consolidated Balance Sheets at $81.1 million, of which $65.7 million was in cash and $15.4 million was consideration in the form of the initial net fair value of the FFF put and call rights (see Note 5 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its 5.3 million units of Class B Membership Interests at December 31, 2017 and June 30, 2017. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its 5.0 million units of Class B Membership Interests at December 31, 2017 and June 30, 2017. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

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
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At December 31, 2017 and June 30, 2017, the Company had no marketable securities other than those included in deferred compensation plan assets (see Note 5 - Fair Value Measurements).
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash equivalents	$28,390	$28,390	$—	$—
FFF call right	2,108	—	—	2,108
Deferred compensation plan assets	46,670	46,670	—	—
Total assets	$77,168	$75,060	$—	$2,108
Earn-out liabilities	$2,792	$—	$—	$2,792
FFF put right	37,110	—	—	37,110
Total liabilities	$39,902	$—	$—	$39,902

June 30, 2017
Cash equivalents	$22,218	$22,218	$—	$—
FFF call right	4,655	—	—	4,655
Deferred compensation plan assets	47,202	47,202	—	—
Total assets	$74,075	$69,420	$—	$4,655
Earn-out liabilities	$21,310	$—	$—	$21,310
FFF put right	24,050	—	—	24,050
Total liabilities	$45,360	$—	$—	$45,360
Cash equivalents were included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets (see Note 4 - Investments).
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.9 million and $5.7 million at December 31, 2017 and June 30, 2017, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of Healthcare Insights, LLC (acquired on July 31, 2015), Inflow Health, LLC (acquired on October 1, 2015) and Innovatix and Essensa (acquired on December 2, 2016) (see Note 3 - Business Acquisitions). At December 31, 2017 and June 30, 2017, the earn-out liabilities were classified within Level 3 of the fair value hierarchy. The fair values of the earn-out liabilities were determined based on estimated future earnings and the probability of achieving them. The current portion of the earn-out liabilities was $2.6 million and $21.1 million at December 31, 2017 and June 30, 2017, respectively, and was included in other liabilities, current in the accompanying Condensed Consolidated Balance Sheets. The decrease in the current portion of the earn-out liabilities is attributable to an $18.5 million earn-out payment to GNYHA Holdings that occurred during the current period. The long-term portion of the earn-out liabilities was $0.2 million at December 31, 2017 and June 30, 2017, and was included in other liabilities, non-current in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 4 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF holds a put right that provides such shareholder (i) the right to require the Company to purchase up to 50% of its interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) requires the Company to purchase all or a portion of its remaining interest in FFF on or after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the amended and restated shareholders' agreement provides the Company with a call right requiring the majority shareholder to sell its remaining interest in FFF to the Company, which is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or 30 calendar days after December 31, 2020. In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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

A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended December 31, 2017
FFF call right	$4,593	$—	$(2,485)	$2,108
Total Level 3 assets	$4,593	$—	$(2,485)	$2,108
Earn-out liabilities	$21,675	$(18,500)	$383	$2,792
FFF put right	24,008	—	(13,102)	37,110
Total Level 3 liabilities	$45,683	$(18,500)	$(12,719)	$39,902

Three Months Ended December 31, 2016
FFF call right	$10,316	$—	$434	$10,750
Total Level 3 assets	$10,316	$—	$434	$10,750
Earn-out liabilities	$2,359	$16,662	$2,308	$16,713
FFF put right	25,811	—	(573)	26,384
Total Level 3 liabilities	$28,170	$16,662	$1,735	$43,097

Six Months Ended December 31, 2017
FFF call right	$4,655	$—	$(2,547)	$2,108
Total Level 3 assets	$4,655	$—	$(2,547)	$2,108
Earn-out liabilities	$21,310	$(18,500)	$18	$2,792
FFF put right	24,050	—	(13,060)	37,110
Total Level 3 liabilities	$45,360	$(18,500)	$(13,042)	$39,902

Six Months Ended December 31, 2016
FFF call right	$—	$10,361	$389	$10,750
Total Level 3 assets	$—	$10,361	$389	$10,750
Earn-out liabilities	$4,128	$16,662	$4,077	$16,713
FFF put right	—	25,821	(563)	26,384
Total Level 3 liabilities	$4,128	$42,483	$3,514	$43,097
Non-Recurring Fair Value Measurements
During the six months ended December 31, 2017, no non-recurring fair value measurements were required related to the measurement of goodwill and intangible assets for impairment.
Financial Instruments for Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.5 million and $0.6 million at December 31, 2017 and June 30, 2017, respectively, based on assumed market interest rates of 2.9% and 2.6% for December 31, 2017 and June 30, 2017, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.

(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2017	June 30, 2017
Member relationships	14.7 years	$220,100	$220,100
Technology	5.0 years	142,317	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.9 years	8,710	8,710
Total intangible assets		475,750	477,160
Accumulated amortization		(125,903)	(99,198)
Intangible assets, net		$349,847	$377,962
Intangible asset amortization totaled $13.8 million and $11.2 million for the three months ended December 31, 2017 and 2016, respectively, and $27.7 million and $20.4 million for the six months ended December 31, 2017 and 2016, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Supply Chain Services	$400,348	$400,348
Performance Services	506,197	506,197
Total goodwill	$906,545	$906,545
(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	December 31, 2017	June 30, 2017
Credit Facility	$750,000	June 24, 2019	$200,000	$220,000
Notes payable	—	Various	7,683	14,272
Total debt			207,683	234,272
Less: Current portion			(201,139)	(227,993)
Total long-term debt			$6,544	$6,279
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

At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2017, the interest rate for three-month Eurodollar Loans was 2.815% and the interest rate for Base Rate Loans was 4.625%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, and other general corporate activities. During the six months ended December 31, 2017, the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility. The Company had outstanding borrowings under the Credit Facility of $200.0 million at December 31, 2017. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
Notes Payable
At December 31, 2017 and June 30, 2017, the Company had $7.7 million and $14.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $1.2 million and $8.0 million, respectively, were included in current portion of long-term debt and $6.5 million and $6.3 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 60% ownership of Premier LP through their ownership of Class B common units at December 31, 2017. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2017 and 2016, the Company recorded decreases to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amount of $638.3 million and $397.1 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2017 to December 31, 2017 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2017	$(4,177)	$3,142,760	$3,138,583
Distributions applied to receivables from limited partners	984	—	984
Redemption of limited partners	—	(269)	(269)
Net income attributable to non-controlling interest in Premier LP	—	101,095	101,095
Distributions to limited partners	—	(41,148)	(41,148)
Exchange of Class B common units for Class A common stock by member owners	—	(162,265)	(162,265)
Adjustment of redeemable limited partners' capital to redemption amount	—	(638,340)	(638,340)
December 31, 2017	$(3,193)	$2,401,833	$2,398,640
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2017.
During the six months ended December 31, 2017, two limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent exchange process.
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
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 24, 2017	$24,951
November 22, 2017	$20,752

(a)
Distributions are equal to Premier LP’s total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $20.4 million quarterly distribution on or before February 22, 2018. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at December 31, 2017.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee. During the six months ended December 31, 2017, the Company recorded total reductions of $162.3 million to redeemable limited partners' capital to reflect the exchange of approximately 4.9 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's

Class A common stock (see Note 11 - Earnings Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2017	1,231,410	$42,976
October 31, 2017	3,651,294	119,289
Total	4,882,704	$162,265
(10) STOCKHOLDERS' DEFICIT
As of December 31, 2017, there were 54,685,668 shares of the Company's Class A common stock, par value $0.01 per share, and 82,282,748 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On October 31, 2017, the Company's Board of Directors authorized the repurchase of up to $200 million of our outstanding Class A common stock as part of a balanced capital deployment strategy, such repurchases to be made from time to time in private or open market transactions at the Company's discretion in accordance with applicable federal securities laws. As of December 31, 2017, the Company had purchased approximately 2.6 million shares of Class A common stock at an average price of $28.96 per share for a total purchase price of approximately $74.7 million, of which $3.9 million relates to a forward purchase commitment included within accounts payable on our Condensed Consolidated Balance Sheets as a result of applying trade date accounting when recording the repurchase of such shares. As of December 31, 2017, the Company had approximately $125.3 million available under its share repurchase authorization, which expires June 30, 2018. Subsequent to December 31, 2017 and as of February 2, 2018, the Company had purchased approximately 1.0 million additional shares of Class A common stock at an average price of $31.67 per share for a total incremental purchase price of approximately $32.9 million, the amounts of which are not reflected in the Company's condensed consolidated financial statements for the quarter ended December 31, 2017. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company's Board of Directors.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator for basic earnings per share:
Net income attributable to stockholders	$281,200	$400,275	$617,630	$470,577

Numerator for diluted earnings (loss) per share:
Net income attributable to stockholders	$281,200	$400,275	$617,630	$470,577
Adjustment of redeemable limited partners' capital to redemption amount	(317,916)	(335,264)	(638,340)	(397,072)
Net income attributable to non-controlling interest in Premier LP	56,485	181,173	101,095	230,774
Net income	19,769	246,184	80,385	304,279
Tax effect on Premier, Inc. net income (a)	(251,085)	(34,496)	(261,636)	(55,448)
Adjusted net income (loss)	$(231,316)	$211,688	$(181,251)	$248,831

Denominator for basic earnings per share:
Weighted average shares (b)	55,209	49,445	54,059	48,330

Denominator for diluted earnings (loss) per share:
Weighted average shares (b)	55,209	49,445	54,059	48,330
Effect of dilutive securities: (c)
Stock options	189	220	270	261
Restricted stock	261	181	283	176
Performance share awards	—	—	—	—
Class B shares outstanding	83,578	91,462	85,029	93,366
Weighted average shares and assumed conversions	139,237	141,308	139,641	142,133

Basic earnings per share	$5.09	$8.10	$11.43	$9.74
Diluted earnings (loss) per share	$(1.66)	$1.50	$(1.30)	$1.75

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2017 and 2016.

(c)
For the three and six months ended December 31, 2017, the effect of 2.2 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.5 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2017	1,231,410	86,067,478	53,212,057	62%/38%
October 31, 2017	3,651,294	82,416,184	57,215,143	59%/41%
January 31, 2018 (c)	1,006,435	81,169,319	54,829,086	60%/40%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 10 - Stockholders' Deficit), equity incentive plan (see Note 12 - Stock-Based Compensation) and departed member owners (see Note 9 - Redeemable Limited Partners' Capital).

(c)	As the quarterly exchange occurred on January 31, 2018, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended December 31, 2017.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $8.9 million and $6.3 million for the three months ended December 31, 2017 and 2016, respectively, with a resulting deferred tax benefit of $2.2 million and $2.4 million, respectively. Pre-tax stock-based compensation expense was $17.7 million and $12.1 million for the six months ended December 31, 2017 and 2016, respectively, with a resulting deferred tax benefit of $4.4 million and $4.6 million, respectively. The deferred tax benefit was calculated at a rate of 25% for the three and six months ended December 31, 2017 and 38% for the three and six months ended December 31, 2016, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit rate is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes).
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2017, there were 3.5 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2017:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2017	576,988	$32.92	1,085,872	$32.79	3,372,499	$30.31
Granted	206,929	$32.81	690,470	$32.62	550,563	$32.80
Vested/exercised	(109,174)	$31.67	(352,867)	$31.73	(103,061)	$28.26
Forfeited	(20,276)	$32.50	(46,502)	$32.43	(92,179)	$34.28
Outstanding at December 31, 2017	654,467	$33.11	1,376,973	$32.99	3,727,822	$30.64

Stock options outstanding and exercisable at December 31, 2017					2,620,480	$29.64
Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either after twelve months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at December 31, 2017 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$11,111	2.06 years
Performance share awards	27,385	2.00 years
Stock options	10,282	2.03 years
Total unrecognized stock-based compensation expense	$48,778	2.02 years
The aggregate intrinsic value of stock options at December 31, 2017 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$3,336
Expected to vest	8
Total outstanding	$3,344

Exercised during the six months ended December 31, 2017	$588

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Six Months Ended December 31,
	2017	2016
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	29.92% - 32.26%	32.0% - 33.0%
Risk-free interest rate (d)	1.89% - 2.14%	1.31% - 2.00%
Weighted average option grant date fair value	$9.48 - $11.42	$10.48 - $10.80

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
(13) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners.
As a result of the TCJA that was enacted on December 22, 2017, the U.S. federal corporate income tax rate was reduced from 35% to 21%. In accordance with U.S. GAAP, the impact of changes in tax rates and tax laws is recognized as a component of income tax expense from continuing operations in the period of enactment. For fiscal year-end companies, determination of temporary differences contemplates the use of a combined U.S. federal income tax rate (which blends the income tax rates that were in effect prior to and after enactment) depending on expected timing of recognition for such temporary differences. The Company has remeasured its deferred tax balances as of the enactment date, accordingly. Given the nature and relative timing of the TCJA enactment, the Company is continuing to interpret the breadth of impact and has ultimately prescribed provisional relief pursuant to SAB 118 to certain components of its deferred tax balances. More specifically, the Company has incorporated various estimates regarding timing and determination of temporary difference recognition when calculating its net deferred tax expense.
Income tax expense for the three months ended December 31, 2017 and 2016 was $231.5 million and $37.4 million, respectively, which reflects effective tax rates of 92% and 13%, respectively. Income tax expense for the six months ended December 31, 2017 and 2016 was $244.3 million and $60.8 million, respectively, which reflects effective tax rates of 75% and 17%, respectively. The increase in effective tax rates is primarily attributable to the remeasurement of deferred tax balances, of which $221.2 million related to the aforementioned decrease in the U.S. federal corporate income tax rate. The Company's effective tax rates differ from income taxes recorded using a combined (or blended) rate largely due to Premier LP income, which is not subject to federal, state or local income taxes as well as valuation allowances associated with deferred tax assets at PHSI.
Deferred tax assets decreased $159.7 million to $274.6 million at December 31, 2017 from $434.3 million at June 30, 2017. The current period balance was comprised of $305.5 million in deferred tax assets at Premier, Inc. offset by $30.9 million in deferred tax liabilities at PHSI and PSCI. The decrease in deferred tax assets from the prior period was largely driven by $221.2 million in net reductions to deferred tax assets and liabilities in connection with the underlying revaluation associated with the previously mentioned decrease in the U.S. federal corporate income tax rate. This decrease was partially offset by a $65.3 million increase in deferred tax assets in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2017.
The Company's tax receivable agreement ("TRA") liabilities represent 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs), payable to limited partners in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of

Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased $92.5 million to $247.2 million at December 31, 2017 from $339.7 million at June 30, 2017. The change in TRA liabilities was driven primarily by the $177.2 million decrease in valuation as a result of the TCJA's decrease in the U.S. federal corporate income tax rates, partially offset by $62.2 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2017 and $20.9 million associated with the revaluation and remeasurement of the TRA liabilities due to the change in the allocation and realization of future anticipated payments.
(14) RELATED PARTY TRANSACTIONS
GNYHA
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 8% of the outstanding partnership interests in Premier LP as of December 31, 2017. Although we no longer consider GNYHA PA a related party under U.S. GAAP, prior period information is included below.
Net administrative fees revenue based on purchases by GNYHA Services, Inc. ("GNYHA") (an affiliate of GNYHA PA) and its member organizations was $17.2 million and $34.9 million for the three and six months ended December 31, 2016, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.8 million of revenue share obligations in the accompanying Condensed Consolidated Balance Sheets related to revenue share obligations to GNYHA and its member organizations at June 30, 2017.
In addition, of the $25.0 million limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017, $2.7 million were payable to GNYHA and its member organizations. Services and support revenue earned from GNYHA and its member organizations was $3.5 million and $7.1 million during the three and six months ended December 31, 2016, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $4.3 million and $8.0 million during the three and six months ended December 31, 2016, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying Condensed Consolidated Balance Sheets, were $5.4 million at June 30, 2017.
Innovatix and Essensa
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests from GNYHA Holdings (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income prior to the acquisition was $4.1 million and $10.7 million during the three and six months ended December 31, 2016, respectively. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $8.5 million and $19.9 million for the three and six months ended December 31, 2016, respectively.
The Company historically maintained a group purchasing agreement with Essensa, under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa from GNYHA Holdings (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $0.5 million and $1.2 million for the three and six months ended December 31, 2016, respectively.
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $1.3 million and $1.1 million for the three months ended December 31, 2017 and 2016, respectively, and $5.6 million and $4.2 million for the six months ended December 31, 2017 and 2016, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $2.3 million and $1.6 million during the three months ended December 31, 2017 and 2016, respectively, and $4.0 million and $1.7 million during the six months ended December 31, 2017 and 2016, respectively.
AEIX

The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.4 million and $1.1 million during the three months ended December 31, 2017 and 2016, respectively, and $2.9 million and $2.2 million during the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and June 30, 2017, $0.6 million in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.
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

Segment information was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenue:
Supply Chain Services
Net administrative fees	$159,343	$129,071	$310,334	$255,047
Other services and support	3,421	1,201	5,570	2,846
Services	162,764	130,272	315,904	257,893
Products	162,101	142,378	314,764	248,507
Total Supply Chain Services	324,865	272,650	630,668	506,400
Performance Services	86,533	85,850	171,294	165,372
Net revenue	$411,398	$358,500	$801,962	$671,772

Depreciation and amortization expense (a):
Supply Chain Services	$5,171	$2,453	$10,666	$2,920
Performance Services	23,634	20,984	46,551	41,859
Corporate	2,322	1,912	4,315	3,797
Total depreciation and amortization expense	$31,127	$25,349	$61,532	$48,576

Capital expenditures:
Supply Chain Services	$541	$2,149	$848	$2,149
Performance Services	19,742	13,920	33,291	30,771
Corporate	1,692	1,290	4,483	1,405
Total capital expenditures	$21,975	$17,359	$38,622	$34,325

Total assets:			December 31, 2017	June 30, 2017
Supply Chain Services			$1,001,803	$1,017,023
Performance Services			874,269	888,862
Corporate			444,091	601,951
Total assets			$2,320,163	$2,507,836

(a)	Includes amortization of purchased intangible assets.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Income before income taxes	$251,277	$283,613	$324,657	$365,044
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)	—	(204,833)
Equity in net income of unconsolidated affiliates (a)	(1,257)	(5,127)	(5,509)	(14,706)
Interest and investment loss, net (b)	1,508	857	3,003	1,009
Loss on disposal of long-lived assets	400	—	1,720	1,518
Other income	13,356	131	11,893	(875)
Operating income	265,284	74,641	335,764	147,157
Depreciation and amortization	17,310	14,198	33,817	28,216
Amortization of purchased intangible assets	13,817	11,151	27,715	20,360
Stock-based compensation (c)	8,951	6,423	17,908	12,319
Acquisition related expenses	1,674	4,216	4,773	7,153
Remeasurement of tax receivable agreement liabilities (d)	(177,174)	—	(177,174)	(5,722)
ERP implementation expenses (e)	156	432	491	1,526
Acquisition related adjustment - revenue (f)	87	5,813	192	5,964
Equity in net income of unconsolidated affiliates (a)	1,257	5,127	5,509	14,706
Deferred compensation plan income (g)	1,577	8	3,116	1,103
Other expense	603	—	602	—
Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782

Segment Adjusted EBITDA:
Supply Chain Services	$132,045	$119,022	$257,665	$236,326
Performance Services	27,929	28,603	49,150	50,914
Corporate	(26,432)	(25,616)	(54,102)	(54,458)
Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782

(a)	Refer to Note 4 - Investments for further information regarding equity in net income of unconsolidated affiliates.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million and $0.2 million during the three months ended December 31, 2017 and 2016, respectively, and $0.2 million and $0.3 million during the six months ended December 31, 2017 and 2016, respectively.

(d)
Represents adjustments to TRA liabilities for a 14% decrease in the U.S. federal corporate income tax rate that occurred during the six months ended December 31, 2017, which is a result of the TCJA that was enacted on December 22, 2017, and a 1% decrease in the North Carolina state income tax rate that occurred during the six months ended December 31, 2016.

(e)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(f)
Upon acquiring Innovatix and Essensa, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA during the three months ended December 31, 2016 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is an accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.

This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $0.3 million for the three and six months ended December 31, 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues.
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
As of December 31, 2017, we were controlled by 165 U.S. hospitals, health systems and other healthcare organizations, which represented 1,425 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of December 31, 2017, the Class A common stock and Class B common stock represented approximately 40% and 60%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenue	$411,398	$358,500	$801,962	$671,772
Net income	$19,769	$246,184	$80,385	$304,279
Non-GAAP Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $272.7 million for the three months ended December 31, 2016 to $324.9 million for the three months ended December 31, 2017, representing net revenue growth of 19%, and accounted for 79% of our overall net revenue for the three months ended December 31, 2017. Supply Chain Services net revenue grew from $506.4 million for the six months ended December 31, 2016 to $630.7 million for the six months ended December 31, 2017, representing net revenue growth of 25%, and accounted for 79% of our overall net revenue for the six months ended December 31, 2017. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and advisory services businesses in the United States focused on healthcare providers. Performance Services net revenue increased from $85.9 million for the three months ended December 31, 2016 to $86.5 million for the three months ended December 31, 2017, representing a 1% increase, and accounted for 21% of our overall net revenue for the three months ended December 31, 2017. Performance Services net revenue increased from $165.4 million for the six months ended December 31, 2016 to $171.3 million for the six months ended December 31, 2017, representing a 4% increase, and accounted for 21% of our overall net revenue for the six months ended December 31, 2017. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, advisory services, government services and insurance management services.
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
Trends in the U.S. healthcare market affect our revenues in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the ACA, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact subscriber elections, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety and population health management, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is primarily based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRA"), deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase prices are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Given the Company's use of estimates referenced above, it is important to highlight that on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA includes significant changes to the U.S. corporate income tax system, specifically reducing the U.S. federal corporate income tax rate from 35% to 21%. As changes under the TCJA are broad and complex, the Company continues to interpret the breadth of its immediate and long-term impacts. The Company notes that concurrent with the enactment of the TCJA, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA.
SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company has prescribed such provisional relief via SAB 118 by incorporating various estimates regarding timing and determination of temporary difference recognition when calculating components of its deferred tax balances. While the Company is able to provide reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates, due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the I.R.S. and other actions that we may take that are yet to be determined.
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
Other Operating Income
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Condensed Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Condensed Consolidated Statements of Stockholders' Deficit. See "Income Tax Expense" below for additional information.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa on December 2, 2016, included our 50% ownership interest in Innovatix. In connection with the acquisition of Innovatix and Essensa, the Company recorded a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.

Income Tax Expense
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. The Company’s overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 13 - Income Taxes.
Given the Company’s ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 12 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. The Company’s effective tax rate, as discussed in Note 13 - Income Taxes, represents the effective tax rate computed in accordance with generally accepted accounting principles ("GAAP") based on total income tax expense (reflected in income tax expense in the Condensed Consolidated Statements of Income) of the Company, PHSI and PSCI, divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included. Prior to the enactment of the Act, the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. As a result of the TCJA, the rate will be reduced for the fiscal year. However, for the purpose of computing Non-GAAP Adjusted Fully Distributed Net Income for the current quarter, the Company continues to use the 39% rate due to the rate change becoming effective as of January 1, 2018. Going forward, the Company will adjust its fully distributed tax rate to 25% to determine its Non-GAAP Adjusted Fully Distributed Net Income for the remainder of fiscal year 2018.
Net Income Attributable to Non-Controlling Interest
As of December 31, 2017, we owned an approximate 40% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 63% as of June 30, 2017 to approximately 60% as of December 31, 2017, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital).
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

Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, strategic and financial restructuring expenses, adjustments to TRA liabilities, enterprise resource planning ("ERP") implementation expenses and acquisition related adjustment - revenue. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the six months ended December 31, 2017 and 2016.
Remeasurement of TRA liabilities
The Company records TRA liabilities based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, which are attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and subsequent exchanges by member owners of Class B common units into Class A common stock or cash. Tax payments made under the TRA will be made to the member owners as the Company realizes tax benefits. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Condensed Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Condensed Consolidated Statements of Stockholders' Deficit.
The adjustments to TRA liabilities for the three and six months ended December 31, 2017 are primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate, which occurred as a result of the TCJA that was enacted on December 22, 2017 (see Note 13 - Income Taxes). The adjustment to TRA liabilities for six months ended December 31, 2016 is primarily attributable to the 1% decrease in the North Carolina state income tax rate that occurred during the six months ended December 31, 2016.
ERP implementation expenses
This item includes costs related to the implementation of a new ERP system.
Acquisition related adjustment - revenue
During the three months ended December 31, 2016, we recorded a net $5.6 million purchase accounting adjustment to Adjusted EBITDA related to our acquisition of Innovatix and Essensa on December 2, 2016. These adjustments reflect the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through December 31, 2016. Under our revenue recognition accounting policy, which is an accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $23.3 million of accounts receivable relating to these administrative fees and an estimated $4.1 million for the related revenue share obligation through December 31, 2016.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.2 million and $0.3 million for the three and six months ended December 31, 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which is based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$159,343	39%	$129,071	36%	$310,334	39%	$255,047	38%
Other services and support	89,953	22%	87,051	24%	176,864	22%	168,218	25%
Services	249,296	61%	216,122	60%	487,198	61%	423,265	63%
Products	162,102	39%	142,378	40%	314,764	39%	248,507	37%
Net revenue	411,398	100%	358,500	100%	801,962	100%	671,772	100%
Cost of revenue:
Services	47,255	12%	44,856	13%	94,191	13%	87,546	13%
Products	153,272	37%	131,158	37%	297,712	37%	226,971	34%
Cost of revenue	200,527	49%	176,014	49%	391,903	49%	314,517	47%
Gross profit	210,871	51%	182,486	51%	410,059	51%	357,255	53%
Other operating income:
Remeasurement of tax receivable agreement liabilities	177,174	43%	—	—%	177,174	22%	5,722	1%
Other operating income	177,174	43%	—	—%	177,174	22%	5,722	1%
Operating expenses:
Selling, general and administrative	108,620	26%	95,927	27%	222,941	28%	193,887	29%
Research and development	324	—%	767	—%	813	—%	1,573	—%
Amortization of purchased intangible assets	13,817	3%	11,151	3%	27,715	3%	20,360	3%
Operating expenses	122,761	30%	107,845	30%	251,469	31%	215,820	32%
Operating income	265,284	64%	74,641	22%	335,764	42%	147,157	23%
Other income, net	(14,007)	(3)%	208,972	58%	(11,107)	(1)%	217,887	32%
Income before income taxes	251,277	61%	283,613	80%	324,657	40%	365,044	55%
Income tax expense	231,508	56%	37,429	10%	244,272	30%	60,765	9%
Net income	19,769	5%	246,184	69%	80,385	10%	304,279	46%
Net income attributable to non-controlling interest in Premier LP	(56,485)	(14)%	(181,173)	(51)%	(101,095)	(13)%	(230,774)	(34)%
Adjustment of redeemable limited partners' capital to redemption amount	317,916	nm	335,264	nm	638,340	nm	397,072	nm
Net income attributable to stockholders	$281,200	nm	$400,275	nm	$617,630	nm	$470,577	nm

Weighted average shares outstanding:
Basic	55,209		49,445		54,059		48,330
Diluted	139,237		141,308		139,641		142,133

Earnings per share attributable to stockholders:
Basic	$5.09		$8.10		$11.43		$9.74
Diluted	$(1.66)		$1.50		$(1.30)		$1.75
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$133,542	32%	$122,009	34%	$252,713	32%	$232,782	35%
Non-GAAP Adjusted Fully Distributed Net Income	$69,982	17%	$65,242	18%	$131,695	16%	$124,170	18%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.50		$0.46		$0.94		$0.87

The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$19,769	$246,184	$80,385	$304,279
Interest and investment loss, net	1,508	857	3,003	1,009
Income tax expense	231,508	37,429	244,272	60,765
Depreciation and amortization	17,310	14,198	33,817	28,216
Amortization of purchased intangible assets	13,817	11,151	27,715	20,360
EBITDA	283,912	309,819	389,192	414,629
Stock-based compensation	8,951	6,423	17,908	12,319
Acquisition related expenses	1,674	4,216	4,773	7,153
Remeasurement of tax receivable agreement liabilities	(177,174)	—	(177,174)	(5,722)
ERP implementation expenses	156	432	491	1,526
Acquisition related adjustment - revenue	87	5,813	192	5,964
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)	—	(204,833)
Loss on disposal of long-lived assets	400	—	1,720	1,518
Loss on FFF put and call rights	15,587	—	15,607	—
Other expense	(51)	139	4	228
Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782

Income before income taxes	$251,277	$283,613	$324,657	$365,044
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)	—	(204,833)
Equity in net income of unconsolidated affiliates	(1,257)	(5,127)	(5,509)	(14,706)
Interest and investment loss, net	1,508	857	3,003	1,009
Loss on disposal of long-lived assets	400	—	1,720	1,518
Other income	13,356	131	11,893	(875)
Operating income	265,284	74,641	335,764	147,157
Depreciation and amortization	17,310	14,198	33,817	28,216
Amortization of purchased intangible assets	13,817	11,151	27,715	20,360
Stock-based compensation	8,951	6,423	17,908	12,319
Acquisition related expenses	1,674	4,216	4,773	7,153
Remeasurement of tax receivable agreement liabilities	(177,174)	—	(177,174)	(5,722)
ERP implementation expenses	156	432	491	1,526
Acquisition related adjustment - revenue	87	5,813	192	5,964
Equity in net income of unconsolidated affiliates	1,257	5,127	5,509	14,706
Deferred compensation plan income	1,577	8	3,116	1,103
Other expense	603	—	602	—
Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782

Segment Adjusted EBITDA:
Supply Chain Services	$132,045	$119,022	$257,665	$236,326
Performance Services	27,929	28,603	49,150	50,914
Corporate	(26,432)	(25,616)	(54,102)	(54,458)
Adjusted EBITDA	$133,542	$122,009	$252,713	$232,782

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income attributable to stockholders	$281,200	$400,275	$617,630	$470,577
Adjustment of redeemable limited partners' capital to redemption amount	(317,916)	(335,264)	(638,340)	(397,072)
Net income attributable to non-controlling interest in Premier LP	56,485	181,173	101,095	230,774
Income tax expense	231,508	37,429	244,272	60,765
Amortization of purchased intangible assets	13,817	11,151	27,715	20,360
Stock-based compensation	8,951	6,423	17,908	12,319
Acquisition related expenses	1,674	4,216	4,773	7,153
Remeasurement of tax receivable agreement liabilities	(177,174)	—	(177,174)	(5,722)
ERP implementation expenses	156	432	491	1,526
Acquisition related adjustment - revenue	87	5,813	192	5,964
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)	—	(204,833)
Loss on disposal of long-lived assets	400	—	1,720	1,518
Loss on FFF put and call rights	15,587	—	15,607	—
Other expense	(51)	139	4	228
Non-GAAP adjusted fully distributed income before income taxes	114,724	106,954	215,893	203,557
Income tax expense on fully distributed income before income taxes(a)	44,742	41,712	84,198	79,387
Non-GAAP Adjusted Fully Distributed Net Income	$69,982	$65,242	$131,695	$124,170

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	55,209	49,445	54,059	48,330
Potentially dilutive shares	450	401	553	437
Conversion of Class B common units	83,578	91,462	85,029	93,366
Weighted average fully distributed shares outstanding - diluted	139,237	141,308	139,641	142,133

(a)
Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the three and six months ended December 31, 2017 and 2016.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Earnings per share attributable to stockholders	$5.09	$8.10	$11.43	$9.74
Adjustment of redeemable limited partners' capital to redemption amount	(5.76)	(6.79)	(11.81)	(8.22)
Net income attributable to non-controlling interest in Premier LP	1.02	3.66	1.87	4.77
Income tax expense	4.19	0.76	4.52	1.26
Amortization of purchased intangible assets	0.25	0.23	0.51	0.42
Stock-based compensation	0.16	0.13	0.33	0.25
Acquisition related expenses	0.03	0.09	0.09	0.15
Remeasurement of tax receivable agreement liabilities	(3.21)	—	(3.28)	(0.12)
ERP implementation expenses	—	0.01	0.01	0.03
Acquisition related adjustment - revenue	—	0.12	—	0.12
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(4.14)	—	(4.24)
Loss on disposal of long-lived assets	0.01	—	0.03	0.03
Loss on FFF put and call rights	0.28	—	0.29	—
Impact of corporation taxes (a)	(0.80)	(0.84)	(1.56)	(1.63)
Impact of dilutive shares (b)	(0.76)	(0.87)	(1.49)	(1.69)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.50	$0.46	$0.94	$0.87

(a)
Reflects income tax expense at an estimated effective income tax rate of 39% of Non-GAAP adjusted fully distributed income before income taxes for the three and six months ended December 31, 2017 and 2016.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three and Six Months ended December 31, 2017 to 2016
Net Revenue
Net revenue increased $52.9 million, or 15%, to $411.4 million for the three months ended December 31, 2017 from $358.5 million for the three months ended December 31, 2016. Net revenue increased $130.2 million, or 19%, to $802.0 million for the six months ended December 31, 2017 from $671.8 million for the six months ended December 31, 2016.
Net administrative fees revenue increased $30.2 million, or 23%, from the three months ended December 31, 2016 to 2017 and $55.3 million, or 22%, from the six months ended December 31, 2016 to 2017, primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired in full on December 2, 2016. To a lesser extent, net administrative fees growth also benefited from a supplier revenue recovery settlement and contract penetration of existing members. Growth in net administrative fees revenue was partially impacted by soft patient utilization trends and timing of cash receipts.
Other services and support revenue increased $2.9 million, or 3%, from the three months ended December 31, 2016 to 2017 primarily due to increases in SaaS informatics products subscriptions and ambulatory quality solutions services. Other services and support revenue increased $8.7 million, or 5% from the six months ended December 31, 2016 to 2017, primarily due to growth in cost management advisory services related to performance-based engagements. We also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue. We expect to experience quarterly variability within other services and support revenue due to the timing of revenue recognition from certain advisory services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Product revenue increased $19.7 million, or 14%, from the three months ended December 31, 2016 to 2017 and $66.3 million, or 27%, from the six months ended December 31, 2016 to 2017, primarily driven by an increase in integrated pharmacy revenues driven by contributions from expansion and growth in therapy offerings largely associated with the Company's acquisition of Acro

Pharmaceuticals, which occurred on August 23, 2016, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Multiple Sclerosis and Oncology, partially offset by a slight decrease in the sales of Hepatitis-C pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue increased $24.5 million, or 14%, to $200.5 million for the three months ended December 31, 2017 from $176.0 million for the three months ended December 31, 2016. Cost of revenue increased $77.4 million, or 25%, to $391.9 million for the six months ended December 31, 2017 from $314.5 million for the six months ended December 31, 2016.
Cost of services revenue increased $2.4 million, or 5%, from the three months ended December 31, 2016 to 2017 and $6.7 million, or 8% from the six months ended December 31, 2016 to 2017, primarily driven by an increase in salaries and benefits expense resulting from increased staffing to support growth along with higher consulting costs for certain performance-based engagements. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and advisory services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $22.1 million, or 17%, from the three months ended December 31, 2016 to 2017 and $70.7 million, or 31% from the six months ended December 31, 2016 to 2017, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales and the impact of increases in raw materials pricing. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues is expected to reduce our gross profit as a percentage of our net revenues.
Other Operating Income
Other operating income increased $177.2 million from the three months ended December 31, 2016 to 2017 and $171.5 million from the six months ended December 31, 2016 to 2017 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA.
Operating Expenses
Operating expenses decreased $15.0 million, or 14%, to $122.8 million for the three months ended December 31, 2017 from $107.8 million for the three months ended December 31, 2016. Operating expenses decreased $35.7 million, or 17%, to $251.5 million for the six months ended December 31, 2017 from $215.8 million for the six months ended December 31, 2016.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.7 million, or 13%, from the three months ended December 31, 2016 to 2017 and $29.0 million, or 15%, from the six months ended December 31, 2016 to 2017, primarily driven by an increase in salaries and benefits expenses resulting from increased staffing mostly associated with acquisitions and to support growth, along with an increase in stock-based compensation expense largely driven by growth in overall equity award grant size year over year in addition to anticipated achievement of certain performance targets.
Research and Development
Research and development expenses decreased by $0.5 million from the three months ended December 31, 2016 to 2017 and increased by $0.8 million from the six months ended December 31, 2016 to 2017. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $2.6 million, or 23%, from the three months ended December 31, 2016 to 2017 and $7.3 million, or 36%, from the six months ended December 31, 2016 to 2017, primarily as a result of additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.

Other Income (Expense), Net
Other income (expense), net decreased $223.0 million, or 107%, to $(14.0) million for the three months ended December 31, 2017 from $209.0 million for the three months ended December 31, 2016 and decreased $229.0 million, or 105%, to $(11.1) million for the six months ended December 31, 2017 from $217.9 million for the six months ended December 31, 2016, primarily due to the one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix on December 2, 2016 (see Note 3 - Business Acquisitions) along with a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. Other income (expense), net was also impacted by the loss on FFF put and call rights in the current period and partially offset by a moderate increase in equity in net income of FFF, which experienced improved performance in the six months ended December 31, 2017.
Income Tax Expense
For the three months ended December 31, 2017 and 2016, the Company recorded tax expense of $231.5 million and $37.4 million, respectively, which equates to effective tax rates of 92% and 13%, respectively. For the six months ended December 31, 2017 and 2016, the Company recorded tax expense of $244.3 million and $60.8 million, respectively, which equates to effective tax rates of 75% and 17%, respectively. The increase in effective tax rates is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. The Company's effective tax rate differs from income taxes recorded at the combined (or blended) statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $124.7 million, or 69%, to $56.5 million for the three months ended December 31, 2017 from $181.2 million for the three months ended December 31, 2016, primarily attributable to a decrease in non-controlling ownership percentage in Premier LP to 60% from 64%, respectively. Net income attributable to non-controlling interest decreased $129.7 million, or 56%, to $101.1 million for the six months ended December 31, 2017 from $230.8 million for the six months ended December 31, 2016, primarily attributable to a decrease in non-controlling ownership percentage in Premier LP to 60% from 64%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $11.5 million, or 9%, to $133.5 million for the three months ended December 31, 2017 from $122.0 million for the three months ended December 31, 2016, primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition, net of a $4.1 million reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue. These results were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth. Additionally, Segment Adjusted EBITDA for the prior period included a $5.6 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.
Non-GAAP Adjusted EBITDA increased $19.9 million, or 9%, to $252.7 million for the six months ended December 31, 2017 from $232.8 million for the six months ended December 31, 2016, primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition, net of a $10.7 million reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue and, to a lesser extent, an increase in other services and support revenue driven by growth in cost management advisory services related to performance-based engagements, and an increase in SaaS informatics products subscriptions, applied science services and government services related revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth. Additionally, Segment Adjusted EBITDA for the prior period included a $5.6 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.

Supply Chain Services - Comparison of the Three and Six Months ended December 31, 2017 to 2016
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Supply Chain Services	2017	2016	2017	2016
Net revenue:
Net administrative fees	$159,343	$129,071	$310,334	$255,047
Other services and support	3,421	1,201	5,570	2,846
Services	162,764	130,272	315,904	257,893
Products	162,101	142,378	314,764	248,507
Net revenue	324,865	272,650	630,668	506,400
Cost of revenue:
Services	1,023	1,276	2,086	2,482
Products	153,272	131,154	297,712	226,968
Cost of revenue	154,295	132,430	299,798	229,450
Gross profit	170,570	140,220	330,870	276,950
Operating expenses:
Selling, general and administrative	42,185	38,044	84,120	70,547
Amortization of purchased intangible assets	4,976	2,154	10,017	2,366
Operating expenses	47,161	40,198	94,137	72,913
Operating income	$123,409	$100,022	$236,733	$204,037
Depreciation and amortization	195	299	649	533
Amortization of purchased intangible assets	4,976	2,154	10,017	2,366
Acquisition related expenses	2,320	5,788	4,870	9,052
Acquisition related adjustment - revenue	—	5,632	—	5,632
Equity in net income of unconsolidated affiliates	1,130	5,127	5,381	14,706
Other income	15	—	15	—
Non-GAAP Segment Adjusted EBITDA	$132,045	$119,022	$257,665	$236,326
Net Revenue
Supply Chain Services segment net revenue increased $52.2 million, or 19%, to $324.9 million for the three months ended December 31, 2017 from $272.7 million for the three months ended December 31, 2016. Supply Chain Services segment net revenue increased $124.3 million, or 25%, to $630.7 million for the six months ended December 31, 2017 from $506.4 million for the six months ended December 31, 2016.
Net administrative fees revenue increased $30.2 million, or 23%, from the three months ended December 31, 2016 to 2017 and $55.3 million, or 22%, from the six months ended December 31, 2016 to 2017, primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. To a lesser extent, net administrative fees were also favorably impacted by a supplier revenue recovery settlement and contract penetration of existing members. Growth in net administrative fees revenue was partially impacted by soft patient utilization trends and timing of cash receipts.
Product revenue increased $19.7 million, or 14%, from the three months ended December 31, 2016 to 2017 and $66.3 million, or 27%, from the six months ended December 31, 2016 to 2017, primarily driven by an increase in integrated pharmacy revenues mostly attributable to contributions from expansion and growth in therapy offerings largely associated with the Company's acquisition of Acro Pharmaceuticals, which occurred on August 23, 2016, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Multiple Sclerosis and Oncology, partially offset by a slight decrease in the sales of Hepatitis-C pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.

Cost of Revenue
Supply Chain Services segment cost of revenue increased $21.9 million, or 17%, to $154.3 million for the three months ended December 31, 2017 from $132.4 million for the three months ended December 31, 2016. Supply Chain Services segment cost of revenue increased $70.3 million, or 31%, to $299.8 million for the six months ended December 31, 2017 from $229.5 million for the six months ended December 31, 2016.
Cost of product revenue increased $22.1 million, or 17%, from the three months ended December 31, 2016 to 2017 and $70.7 million, or 31%, from the six months ended December 31, 2016 to 2017, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to growth in direct sourcing sales and the impact of increases in raw materials pricing.
Operating Expenses
Supply Chain Services segment operating expenses increased $7.0 million, or 17%, to $47.2 million for the three months ended December 31, 2017 from $40.2 million for the three months ended December 31, 2016. Supply Chain Services segment operating expenses increased $21.2 million, or 29%, to $94.1 million for the six months ended December 31, 2017 from $72.9 million for the six months ended December 31, 2016.
Selling, general and administrative expenses increased $4.1 million, or 11%, from the three months ended December 31, 2016 to 2017 and $13.6 million, or 19%, from the six months ended December 31, 2016 to 2017, due to higher salaries and benefits expense primarily associated with the acquisitions of Innovatix and Essensa and to a lesser extent, the acquisition of Acro Pharmaceuticals.
Amortization of purchased intangible assets increased $2.8 million from the three months ended December 31, 2016 to 2017 and $7.7 million from the six months ended December 31, 2016 to 2017, primarily as a result of additional amortization of purchased intangible assets related to our acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $13.0 million, or 11%, to $132.0 million for the three months ended December 31, 2017 from $119.0 million for the three months ended December 31, 2016. Segment Adjusted EBITDA increased $21.3 million, or 9%, to $257.7 million for the six months ended December 31, 2017 from $236.3 million for the six months ended December 31, 2016. This increase was primarily a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition, net of the reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefit expenses as a result of acquisitions and to support growth. Additionally, Segment Adjusted EBITDA for the prior period included a $5.6 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.

Performance Services - Comparison of the Three and Six Months ended December 31, 2017 to 2016
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Performance Services	2017	2016	2017	2016
Net revenue:
Other services and support	$86,533	$85,850	$171,294	$165,372
Net revenue	86,533	85,850	171,294	165,372
Cost of revenue:
Services	46,233	43,607	92,105	85,046
Cost of revenue	46,233	43,607	92,105	85,046
Gross profit	40,300	42,243	79,189	80,326
Operating expenses:
Selling, general and administrative	26,397	23,664	58,308	50,572
Research and development	335	573	807	1,159
Amortization of purchased intangible assets	8,841	8,996	17,699	17,993
Operating expenses	35,573	33,233	76,814	69,724
Operating income	$4,727	$9,010	$2,375	$10,602
Depreciation and amortization	14,793	11,990	28,853	23,866
Amortization of purchased intangible assets	8,841	8,996	17,699	17,993
Acquisition related expenses	(646)	(1,573)	(97)	(1,879)
Acquisition related adjustment - revenue	87	180	193	332
Equity in net income of unconsolidated affiliates	127	—	127	—
Non-GAAP Segment Adjusted EBITDA	$27,929	$28,603	$49,150	$50,914
Net Revenue
Other services and support revenue increased $0.7 million, or 1%, to $86.5 million for the three months ended December 31, 2017 from $85.9 million for the three months ended December 31, 2016 primarily due to increases in SaaS informatics products subscriptions and ambulatory quality solutions services. Other services and support revenue increased $5.9 million, or 4%, to $171.3 million for the six months ended December 31, 2017 from $165.4 million for the six months ended December 31, 2016 primarily due to growth in cost management advisory services related to performance-based engagements. We also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue.
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
Cost of Revenue
Cost of revenue increased $2.6 million, or 6%, to $46.2 million for the three months ended December 31, 2017 from $43.6 million for the three months ended December 31, 2016. Cost of revenue increased $7.1 million, or 8%, to $92.1 million for the six months ended December 31, 2017 from $85.0 million for the six months ended December 31, 2016. This increase is primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth and performance-based engagements.
Operating Expenses
Operating expenses increased $2.3 million, or 7%, to $35.6 million for the three months ended December 31, 2017 from $33.2 million for the three months ended December 31, 2016. Operating expenses increased $7.1 million, or 10%, to $76.8 million for the six months ended December 31, 2017 from $69.7 million for the six months ended December 31, 2016.

Selling, general and administrative expenses increased $2.7 million, or 12%, from the three months ended December 31, 2016 to 2017 and $7.7 million, or 15%, from the six months ended December 31, 2016 to 2017, primarily driven by depreciation expense resulting from increased capitalization of labor in prior periods.
Amortization of purchased intangible assets decreased $0.2 million, or 2%, from the three months ended December 31, 2016 to 2017 and $0.3 million, or 2%, from the six months ended December 31, 2016 to 2017, remaining relatively flat.
Segment Adjusted EBITDA
While revenue increased, Segment Adjusted EBITDA decreased $0.7 million, or 2%, to $27.9 million for the three months ended December 31, 2017 from $28.6 million for the three months ended December 31, 2016. Segment Adjusted EBITDA decreased $1.8 million, or 3%, to $49.15 million for the six months ended December 31, 2017 from $50.9 million for the six months ended December 31, 2016. This decrease is primarily a result of an increase in cost of sales related to an increase in staffing and costs to support growth and performance-based engagements, and was impacted on a comparable basis due to higher revenue recognition from performance-based engagements in the prior year. Specifically, the Company made investments in staff and infrastructure to support growth involving primarily larger and more complex engagements that include significant performance-based advisory services initiatives.
Corporate - Comparison of the Three and Six Months ended December 31, 2017 to 2016
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Corporate	2017	2016	2017	2016
Other operating income:
Remeasurement of tax receivable agreement liabilities	$177,174	$—	$177,174	$5,722
Other operating income	177,174	—	177,174	5,722
Operating expenses:
Selling, general and administrative	40,038	34,197	80,513	72,790
Research and development	(10)	194	6	414
Operating expenses	$40,028	$34,391	$80,519	$73,204
Operating income (loss)	$137,146	$(34,391)	$96,655	$(67,482)
Depreciation and amortization	2,323	1,912	4,315	3,797
Stock-based compensation	8,951	6,423	17,908	12,319
Strategic and financial restructuring expenses	3	—	3	—
Adjustment to tax receivable agreement liabilities	(177,174)	—	(177,174)	(5,722)
ERP implementation expenses	156	433	491	1,526
Deferred compensation plan income	1,577	7	3,115	1,104
Other income	586	—	585	—
Non-GAAP Corporate Adjusted EBITDA	$(26,432)	$(25,616)	$(54,102)	$(54,458)
Other Operating Income
Other operating income increased $177.2 million from the three months ended December 31, 2016 to 2017 and $171.5 million from the six months ended December 31, 2016 to 2017 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities.
Operating Expenses
Operating expenses increased $5.6 million, or 16%, to $40.0 million for the three months ended December 31, 2017 from $34.4 million for the three months ended December 31, 2016. Operating expenses increased $7.3 million, or 10%, to $80.5 million for the six months ended December 31, 2017 from $73.2 million for the six months ended December 31, 2016.

Selling, general and administrative expenses increased $5.8 million, or 17%, from the three months ended December 31, 2016 to 2017 and $7.7 million, or 11%, from the six months ended December 31, 2016 to 2017, primarily driven by an increase in stock-based compensation expense largely associated with anticipated achievement of certain performance targets, along with increased salaries and benefits expenses due to increased staffing to support continued growth and the acquisitions of Innovatix and Essensa and to a lesser extent Acro Pharmaceuticals.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased by $0.8 million, or 3%, from the three months ended December 31, 2016 to 2017, driven primarily by an increase in professional services costs associated with a certain isolated strategic consulting engagement and increased $0.4 million, or 1%, from the six months ended December 31, 2016 to 2017, driven primarily by a decrease in audit related fees and severance expenses, partially offset by the previously mentioned increase in professional services costs associated with a certain isolated strategic consulting engagement.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, Class A common stock repurchases under our current share repurchase program, acquisitions and related business investments and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of December 31, 2017 and June 30, 2017, we had cash and cash equivalents totaling $163.0 million and $156.7 million respectively, and there were $200.0 million and $220.0 million, respectively, in outstanding borrowings under the Credit Facility. During the six months ended December 31, 2017 the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to our stock repurchase program, and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flows for the Six Months ended December 31, 2017 and 2016
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$206,515	$138,364
Investing activities	(38,622)	(336,358)
Financing activities	(161,614)	168,069
Net increase (decrease) in cash and cash equivalents	$6,279	$(29,925)
Net cash provided by operating activities increased $68.2 million from the six months ended December 31, 2016 to 2017 primarily driven by an increase in net administrative fees as well as decreased outflows related to working capital needs, partially offset by increased selling, general and administrative expenses in the current period.
Net cash used in investing activities decreased $297.7 million from the six months ended December 31, 2016 to 2017 driven by our $222.2 million acquisition of Innovatix and Essensa, our $68.8 million acquisition of Acro Pharmaceuticals and our $65.7 million investment in FFF during the prior period, partially offset by $48.0 million in proceeds from the sale of marketable securities during the prior period.
Net cash provided by financing activities was $168.1 million for the six months ended December 31, 2016 while net cash used in financing activities was $161.6 million for the six months ended December 31, 2017. The change in cash flows provided by and used in financing activities was largely driven by $327.5 million of borrowings under the Credit Facility in the prior period, partially offset by $20.0 million in net repayments under the Credit Facility during the current period, and to a lesser extent, the $100.0 million settlement of exchange of Class B units by member owners in the prior period and the $70.8 million used to repurchase Class A common stock under our share repurchase program in the current period.
Discussion of Non-GAAP Free Cash Flow for the Six Months ended December 31, 2017 and 2016
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$206,515	$138,364
Purchases of property and equipment	(38,622)	(34,325)
Distributions to limited partners of Premier LP	(45,703)	(44,630)
Non-GAAP Free Cash Flow	$122,190	$59,409
Non-GAAP Free Cash Flow increased $62.8 million from the six months ended December 31, 2016 to 2017 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses in the current period. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
The Company anticipates that its Non-GAAP Free Cash Flow will benefit as a result of the decrease in the U.S. federal corporate income tax rate associated with the TCJA as distributions to limited partners of Premier LP and payments to limited partners of Premier LP related to tax receivable agreements are expected to decrease in future periods as a result of the decreased federal corporate income tax rate.

Contractual Obligations
Notes Payable
At December 31, 2017, we had commitments of $7.7 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 8 - Debt in the accompanying condensed consolidated financial statements for more information.
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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2017, the interest rate for three-month Eurodollar Loans was 2.815% and the interest rate for the Base Rate Loans was 4.625%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2017, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2017.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of shares of our Class A common stock pursuant to our stock repurchase program, and other general corporate activities. During the six months ended December 31, 2017, the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. The Company had outstanding borrowings under the Credit Facility of $200.0 million at December 31, 2017. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2017 Annual Report. See also Note 8 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.

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
The Company had TRA liabilities of $247.2 million and $339.7 million at December 31, 2017 and June 30, 2017, respectively. The $92.5 million decrease was primarily attributable to the $177.2 million revaluation and remeasurement of TRA liabilities associated with the decrease in the U.S. federal corporate income tax rate as a result of the TCJA, partially offset by $62.2 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the period and $20.9 million associated with the revaluation and remeasurement of TRA liabilities due to a change in the allocation and realization of future anticipated payments.
Stock Repurchase Plan
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200 million of our outstanding Class A common stock as part of a balanced capital deployment strategy, such repurchases to be made from time to time in private or open market transactions at the Company's discretion, in accordance with applicable federal securities laws. As of December 31, 2017, we had purchased approximately 2.6 million shares of Class A common stock at an average price of $28.96 per share for a total purchase price of approximately $74.7 million, of which $3.9 million relates to a forward purchase commitment included within accounts payable on our Condensed Consolidated Balance Sheets as a result of applying trade date accounting when recording the repurchase of such shares. As of December 31, 2017, we had approximately $125.3 million available under our share repurchase authorization, which expires June 30, 2018. Subsequent to December 31, 2017 and as of February 2, 2018, we had purchased approximately 1.0 million additional shares of Class A common stock at an average price of $31.67 per share for a total incremental purchase price of approximately $32.9 million, the amounts of which are not reflected in our condensed consolidated financial statements for the quarter ended December 31, 2017. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of our Board of Directors.
Costs Associated with Exit or Disposal Activities
As part of our ongoing integration synergies and efforts to realign resources for future growth areas, we are implementing certain personnel adjustments, including a workforce reduction. On February 5, 2018, we communicated to our employees that these personnel adjustments impact approximately 75 positions (approximately 65 of which are related to the workforce reduction), or approximately 3% of total employees. We finalized and committed to this course of action on February 2, 2018. The workforce reduction is expected to result in pre-tax cash restructuring charges, primarily relating to severance and transition assistance, of approximately $5.2 million. Charges related to the workforce reduction, which is expected to be substantially completed in February 2018, will be expensed in the third quarter ending March 31, 2018. The majority of employees impacted by these personnel adjustments are from our Performance Services segment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At December 31, 2017, we had $200.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At December 31, 2017, the interest rate for three-month Eurodollar Rate Loans was 2.815% and the interest rate for Base Rate Loans was 4.625%.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that, due solely to the identification of a material weakness in our internal control over financial reporting as described in Part II, Item 9A of our 2017 Form 10-K that has not yet been fully remediated, our disclosure controls and procedures were not effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under “Remediation Plan”.
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
This material weakness will not be considered fully remediated until newly implemented remediation controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect these remedial actions to be effectively implemented during fiscal year 2018 in order to successfully remediate this material weakness by June 30, 2018. If these remedial measures are insufficient or not implemented effectively, or additional deficiencies arise, material misstatements may occur in the future. Among other things, any unremediated or additional material weaknesses could have the effects described in our 2017 Form 10-K, specifically under “Item 1A. Risk Factors - If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, or we may determine that our prior financial statements are not reliable, which could have a material adverse effect on our business, financial condition and results of operations.”

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
Item 1A. Risk Factors
During the quarter ended December 31, 2017, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On October 31, 2017, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding Class A common stock, prior to June 30, 2018, as part of a balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases are authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock have been recorded as treasury shares. The following table summarizes information relating to repurchases made of our Class A common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
November 9 through November 30, 2017	1,201,100	$28.51	1,201,100	$166
December 1 through December 31, 2017	1,376,859	29.35	1,376,859	125
Total	2,577,959	$28.96	2,577,959	$125
(1) Average price paid per share excludes fees and commissions.
(2) As of December 31, 2017, we had purchased 2.6 million shares of Class A common stock at an average price of $28.96 per share for a total of $74.7 million since the program's inception.

Item 6. Exhibits

Exhibit No.	Description
10.1
Second Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P., dated as of November 6, 2017 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 7, 2017).

10.2
Transition Agreement and Release, dated October 9, 2017, by and between Durral R. Gilbert and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2017).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 5, 2018	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer