Form 10-Q
period 2018-03-31
Premier, Inc.
filed 2018-05-08
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of May 4, 2018, there were 52,587,645 shares of the registrant's Class A common stock, par value $0.01 per share, and 80,335,701 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2018	June 30, 2017
Assets
Cash and cash equivalents	$149,410	$156,735
Accounts receivable (net of $2,149 and $1,812 allowance for doubtful accounts, respectively)	174,092	159,745
Inventory	57,230	50,426
Prepaid expenses and other current assets	24,374	35,164
Due from related parties	491	6,742
Total current assets	405,597	408,812
Property and equipment (net of $282,678 and $236,460 accumulated depreciation, respectively)	198,853	187,365
Intangible assets (net of $139,802 and $99,198 accumulated amortization, respectively)	335,948	377,962
Goodwill	906,545	906,545
Deferred income tax assets	306,738	482,484
Deferred compensation plan assets	43,267	41,518
Investments in unconsolidated affiliates	93,448	92,879
Other assets	4,241	10,271
Total assets	$2,294,637	$2,507,836

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$43,708	$42,815
Accrued expenses	69,094	55,857
Revenue share obligations	75,341	72,078
Limited partners' distribution payable	13,157	24,951
Accrued compensation and benefits	52,857	53,506
Deferred revenue	44,534	44,443
Current portion of tax receivable agreements	17,925	17,925
Current portion of long-term debt	200,255	227,993
Other liabilities	7,044	32,019
Total current liabilities	523,915	571,587
Long-term debt, less current portion	6,962	6,279
Tax receivable agreements, less current portion	232,783	321,796
Deferred compensation plan obligations	43,267	41,518
Deferred tax liabilities	33,787	48,227
Other liabilities	56,456	42,099
Total liabilities	897,170	1,031,506

	March 31, 2018	June 30, 2017

Redeemable limited partners' capital	2,532,731	3,138,583
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 57,352,698 shares issued and 51,940,576 shares outstanding at March 31, 2018 and 51,943,281 shares issued and outstanding at June 30, 2017	574	519
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 80,978,267 and 87,298,888 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	—	—
Treasury stock, at cost; 5,412,122 shares	(170,274)	—
Additional paid-in-capital	—	—
Accumulated deficit	(965,564)	(1,662,772)
Accumulated other comprehensive income (loss)	—	—
Total stockholders' deficit	(1,135,264)	(1,662,253)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,294,637	$2,507,836
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue:
Net administrative fees	$161,612	$143,915	$471,946	$398,962
Other services and support	97,492	97,756	274,357	265,974
Services	259,104	241,671	746,303	664,936
Products	166,234	138,132	480,997	386,639
Net revenue	425,338	379,803	1,227,300	1,051,575
Cost of revenue:
Services	47,037	47,319	141,228	134,865
Products	156,511	129,929	454,222	356,900
Cost of revenue	203,548	177,248	595,450	491,765
Gross profit	221,790	202,555	631,850	559,810
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—	177,174	5,722
Other operating income	—	—	177,174	5,722
Operating expenses:
Selling, general and administrative	109,007	108,668	331,948	302,555
Research and development	292	755	1,105	2,328
Amortization of purchased intangible assets	13,881	14,080	41,597	34,440
Operating expenses	123,180	123,503	374,650	339,323
Operating income	98,610	79,052	434,374	226,209
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	204,833
Equity in net income (loss) of unconsolidated affiliates	(4,939)	83	570	14,789
Interest and investment loss, net	(1,236)	(2,017)	(4,239)	(3,026)
Loss on disposal of long-lived assets	(5)	(725)	(1,725)	(2,243)
Other income (expense)	(2,593)	2,260	(14,486)	3,135
Other income (expense), net	(8,773)	(399)	(19,880)	217,488
Income before income taxes	89,837	78,653	414,494	443,697
Income tax expense	13,288	7,315	257,560	68,080
Net income	76,549	71,338	156,934	375,617
Net income attributable to non-controlling interest in Premier LP	(53,047)	(51,433)	(154,142)	(282,207)
Adjustment of redeemable limited partners' capital to redemption amount	(127,039)	(100,506)	511,301	296,566
Net income (loss) attributable to stockholders	$(103,537)	$(80,601)	$514,093	$389,976

Weighted average shares outstanding:
Basic	53,529	50,525	53,885	49,051
Diluted	53,529	50,525	138,254	141,372

Earnings (loss) per share attributable to stockholders:
Basic	$(1.93)	$(1.60)	$9.54	$7.95
Diluted	$(1.93)	$(1.60)	$(0.84)	$2.22
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$76,549	$71,338	$156,934	$375,617
Net unrealized gain on marketable securities	—	—	—	128
Total comprehensive income	76,549	71,338	156,934	375,745
Less: comprehensive income attributable to non-controlling interest	(53,047)	(51,433)	(154,142)	(282,292)
Comprehensive income attributable to stockholders	$23,502	$19,905	$2,792	$93,453
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2018
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	5,889	50	(5,889)	—	(1,006)	29,855	165,019	—	194,924
Redemption of limited partners	—	—	(432)	—	—	—	—	—	—
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(5,916)	—	(5,916)
Issuance of Class A common stock under equity incentive plan	479	5	—	—	—	—	3,610	—	3,615
Issuance of Class A common stock under employee stock purchase plan	48	—	—	—	—	—	1,388	—	1,388
Treasury stock	(6,418)	—	—	—	6,418	(200,129)	—	—	(200,129)
Stock-based compensation expense	—	—	—	—	—	—	24,930	—	24,930
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,916)	—	(5,916)
Net income	—	—	—	—	—	—	—	156,934	156,934
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(154,142)	(154,142)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(183,115)	694,416	511,301
Balance at March 31, 2018	51,941	$574	80,978	$—	5,412	$(170,274)	$—	$(965,564)	$(1,135,264)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2017
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	3,858	38	(3,858)	—	123,743	—	—	123,781
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—
Redemption of limited partners	—	—	(58)	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	23,886	—	—	23,886
Issuance of Class A common stock under equity incentive plan	812	8	—	—	3,314	—	—	3,322
Issuance of Class A common stock under employee stock purchase plan	41	1	—	—	1,255	—	—	1,256
Stock-based compensation expense	—	—	—	—	19,125	—	—	19,125
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(17,678)	—	—	(17,678)
Net income	—	—	—	—	—	375,617	—	375,617
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	(282,207)	—	(282,207)
Net unrealized loss on marketable securities	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	(153,645)	450,211	—	296,566
Balance at March 31, 2017	50,707	$507	88,407	$—	$—	$(1,408,257)	$—	$(1,407,750)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2018	2017
Operating activities
Net income	$156,934	$375,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,998	77,758
Equity in net income of unconsolidated affiliates	(570)	(14,789)
Deferred income taxes	243,550	45,961
Stock-based compensation	24,930	19,125
Remeasurement of tax receivable agreement liabilities	(177,174)	(2,954)
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(204,833)
Loss on disposal of long-lived assets	1,725	2,243
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(3,558)	7,037
Other assets	378	405
Inventories	(6,804)	(14,693)
Accounts payable, accrued expenses and other current liabilities	9,690	(11,082)
Long-term liabilities	1,336	(1,221)
Loss on FFF put and call rights	18,674	86
Other operating activities	6,625	(4,449)
Net cash provided by operating activities	369,734	274,211
Investing activities
Purchases of property and equipment	(65,260)	(51,892)
Proceeds from sale of marketable securities	—	48,013
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	—	(319,717)
Acquisition of Acro Pharmaceuticals, net of cash acquired	—	(64,500)
Investments in unconsolidated affiliates	—	(65,660)
Distributions received on equity investments in unconsolidated affiliates	—	6,550
Other investing activities	—	25
Net cash used in investing activities	(65,260)	(447,181)
Financing activities
Payments made on notes payable	(7,997)	(3,336)
Proceeds from credit facility	30,000	425,000
Payments on credit facility	(50,000)	(57,500)
Proceeds from exercise of stock options under equity incentive plan	3,615	3,322
Proceeds from issuance of Class A common stock under stock purchase plan	1,388	1,256
Repurchase of vested restricted units for employee tax-withholding	(5,916)	(17,678)
Settlement of exchange of Class B units by member owners	—	(123,330)
Distributions to limited partners of Premier LP	(66,098)	(67,363)
Repurchase of Class A common stock (held as treasury stock)	(200,129)	—
Earn-out liability payment to GNYHA Holdings	(16,662)	—
Net cash provided by (used in) financing activities	(311,799)	160,371
Net decrease in cash and cash equivalents	(7,325)	(12,599)
Cash and cash equivalents at beginning of year	156,735	248,817
Cash and cash equivalents at end of period	$149,410	$236,218

	Nine Months Ended March 31,
	2018	2017

Supplemental schedule of non-cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting increases in additional paid-in-capital and accumulated deficit	$511,301	$296,566
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$194,924	$123,781
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$54,305	$67,941
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,478	$1,561
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$82,244	$94,594
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$88,160	$70,708
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$(5,916)	$23,886
Net increase in investments in unconsolidated affiliates related to FFF Enterprises, Inc. put and call rights, with offsetting increases in other assets and other liabilities	$—	$15,460
Net increase in investments in unconsolidated affiliates related to deferred taxes attributed to the net fair value of FFF Enterprises, Inc. put and call rights, with offsetting increases in deferred tax assets and deferred tax liabilities	$—	$5,955
Payable to member owners incurred upon repurchase of ownership interest	$942	$132
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
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company's data warehouse, mitigate the risk of innovation and disseminate best practices to help the Company's member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 16 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, and integrated pharmacy and direct sourcing activities. The Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and population health management. The Performance Services segment also includes the Company's technology-enabled performance improvement collaboratives, consulting services, government services and insurance management services.
The Company, through its wholly-owned subsidiary, Premier Services, LLC ("Premier GP"), held an approximate 39% and 37% sole general partner interest in our main operating company, Premier Healthcare Alliance, L.P. ("Premier LP"), at March 31, 2018 and June 30, 2017, respectively. In addition to their ownership interest in Premier, our member owners held an approximate 61% and 63% limited partner interest in Premier LP at March 31, 2018 and June 30, 2017, respectively.
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
At March 31, 2018 and June 30, 2017, the member owners owned approximately 61% and 63%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the nine months ended March 31, 2018, the member owners exchanged 5.9 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the nine months ended March 31, 2018, approximately 5.9 million Class B common units were contributed to Premier LP and converted to Class A common units, which remain outstanding.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2017 for further discussion of the Exchange Agreement. At March 31, 2018 and June 30, 2017, the public investors, which may include member owners that have received shares of Class

A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 39% and 37%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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
We have reclassified $5.7 million from selling, general and administrative expenses to the remeasurement of tax receivable agreement liabilities for the nine months ended March 31, 2017 within the Condensed Consolidated Statements of Income in order to conform with the current period presentation.
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
The assets and liabilities of Premier LP at March 31, 2018 and June 30, 2017 consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Assets
Current	$367,537	$385,477
Noncurrent	1,582,302	1,616,539
Total assets of Premier LP	$1,949,839	$2,002,016

Liabilities
Current	$521,353	$560,582
Noncurrent	136,235	134,635
Total liabilities of Premier LP	$657,588	$695,217
Net income attributable to Premier LP during the three and nine months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Premier LP net income	$87,920	$80,837	$255,050	$436,811

Premier LP's cash flows for the nine months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$388,340	$320,185
Investing activities	(65,260)	(447,181)
Financing activities	(344,463)	121,090
Net decrease in cash and cash equivalents	(21,383)	(5,906)
Cash and cash equivalents at beginning of year	133,450	210,048
Cash and cash equivalents at end of period	$112,067	$204,142
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU amendments add or clarify guidance on eight cash flow issues. The Company adopted this standard effective January 1, 2018 using the retrospective approach. The implementation of this ASU did not impact the classification or presentation of cash flows within the Company's condensed consolidated financial statements.
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

In August 2015, the FASB issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard, as amended, will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption as of the original effective date for public entities will be permitted.
In March 2016, the FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, related to a third party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself or to arrange for the good or service to be provided by a third party. If the entity provides the specific good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The standard requires the principal to recognize revenue for the gross amount and the agent to recognize revenue for the amount of any fee or commission for which it expects to be entitled in exchange for arranging for the specified good or service to be provided. The new standard will be effective with ASU 2014-09.
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
The new revenue recognition standard related to Topic 606 discussed above, as amended, will be effective for the Company for the fiscal year beginning July 1, 2018, at which time we plan to adopt the standard using the modified retrospective approach. To-date, the Company has identified the following preliminary impacts of adopting the new standard on various revenue streams across its operating segments.
Within the Supply Chain Services segment, the Company is continuing to assess the impact of adopting the new standard on its various revenue streams. Under the new standard, the Company expects to recognize administrative fee revenue upon the occurrence of a sale by suppliers to the Company’s members. This differs from the current treatment in which the Company recognizes revenue in the period that the respective supplier reports member purchasing data, which is usually a month or a quarter in arrears of the actual member purchase activity. This change is expected to result in the Company recognizing revenue sooner in the revenue cycle than under the Company's current revenue recognition policy and the creation of a contract asset associated with this shift in revenue recognition timing. With regards to product revenue, the Company does not expect a significant impact on the timing of revenue recognition. The Company is continuing to assess the impact of the new standard on the financial statements and disclosures.
Within the Performance Services segment, the Company is continuing to assess the impact of adopting the new standard on its various revenue streams. Under the new standard, the Company expects to recognize revenue associated with its perpetual and term licenses upon delivery to the customer (point in time) and the associated mandatory post-contract customer support ratably over the period during which the support is provided (over time). The Company expects that this change will result in a shift and acceleration in timing of revenue recognition relative to the existing guidance. Also under the new standard, the Company will be required to capitalize the incremental costs of obtaining a contract, which the Company has preliminarily identified as sales commissions and costs associated with implementing our SaaS informatics tools, and to amortize these costs in a manner that reflects the transfer of services to the customer. These costs are expensed as incurred under the Company's current policy. The Company is continuing to assess the impact of the new standard on the financial statements and disclosures.

Additionally, the Company is evaluating the potential impact of adopting the new standard on its business processes, systems and controls necessary to support revenue recognition and disclosure requirements under the new standard.
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
In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 8 - Debt). The Company also incurred transaction costs related to this acquisition of $0.9 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, and $4.2 million and $5.1 million during the nine months ended March 31, 2018 and 2017, respectively. These transaction costs were included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
The acquisition provided the seller an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ending June 30, 2017. The Company and the seller finalized the amount payable pursuant to the earn-out opportunity and the Company paid the seller $21.1 million during the nine months ended March 31, 2018 (see Note 5 - Fair Value Measurements).
Certain executive officers of Innovatix and Essensa executed employment agreements that became effective upon the closing of the acquisition. The purchase agreement provides that in the event that Innovatix's and Essensa's Adjusted EBITDA exceeds agreed upon amounts, certain of those executive officers are entitled to receive a retention bonus payment of up to $3.0 million in the aggregate, for which the Company will be reimbursed by GNYHA Holdings of which $1.5 million was paid and reimbursed during the nine months ended March 31, 2018.
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
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended March 31,		Nine Months Ended March 31,
	March 31, 2018	June 30, 2017	2018	2017	2018	2017
FFF	$91,189	$85,520	$64	$217	$5,668	$4,394
Bloodbuy	1,963	2,066	(37)	(42)	(102)	(94)
PharmaPoint	—	4,232	(4,073)	(92)	(4,232)	(254)
Innovatix	—	—	—	—	—	10,743
Other investments	296	1,061	(893)	—	(764)	—
Total investments	$93,448	$92,879	$(4,939)	$83	$570	$14,789
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
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its ownership of 5.3 million units of Class B Membership Interests in Bloodbuy at March 31, 2018 and June 30, 2017. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of 5.0 million units of Class B Membership Interests in PharmaPoint at March 31, 2018 and June 30, 2017. During the three months ended March 31, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million, which is included in equity in net income (loss) of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

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
Marketable Securities
The Company has historically invested its excess cash in commercial paper, U.S. government debt securities, corporate debt securities and other securities with maturities generally ranging from three months to five years from the date of purchase. The Company uses the specific-identification method to determine the cost of securities sold. At March 31, 2018 and June 30, 2017, the Company had no marketable securities other than those included in deferred compensation plan assets (see Note 5 - Fair Value Measurements).
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Cash equivalents	$460	$460	$—	$—
FFF call right	752	—	—	752
Deferred compensation plan assets	46,773	46,773	—	—
Total assets	$47,985	$47,233	$—	$752
Earn-out liabilities	$61	$—	$—	$61
FFF put right	38,821	—	—	38,821
Total liabilities	$38,882	$—	$—	$38,882

June 30, 2017
Cash equivalents	$22,218	$22,218	$—	$—
FFF call right	4,655	—	—	4,655
Deferred compensation plan assets	47,202	47,202	—	—
Total assets	$74,075	$69,420	$—	$4,655
Earn-out liabilities	$21,310	$—	$—	$21,310
FFF put right	24,050	—	—	24,050
Total liabilities	$45,360	$—	$—	$45,360
Cash equivalents were included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets (see Note 4 - Investments).
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.5 million and $5.7 million at March 31, 2018 and June 30, 2017, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were established in connection with acquisitions of Healthcare Insights, LLC (acquired on July 31, 2015), Inflow Health, LLC (acquired on October 1, 2015) and Innovatix and Essensa (acquired on December 2, 2016) (see Note 3 - Business Acquisitions). At March 31, 2018 and June 30, 2017, the earn-out liabilities were classified within Level 3 of the fair value hierarchy. The fair values of the earn-out liabilities were determined based on estimated future earnings and the probability of achieving them. The current portion of the earn-out liabilities was $0.0 million and $21.1 million at March 31, 2018 and June 30, 2017, respectively, and was included in other liabilities, current in the accompanying Condensed Consolidated Balance Sheets. The decrease in the current portion of the earn-out liabilities is attributable to the $21.1 million earn-out payment to GNYHA Holdings that occurred during the current year (see Note 3 - Business Acquisitions). The long-term portion of the earn-out liabilities was $0.1 million and $0.2 million at March 31, 2018 and June 30, 2017, respectively, and was included in other liabilities, non-current in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 4 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF holds a put right that (i) provides such shareholder the right to require the Company to purchase up to 50% of its interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) requires the Company to purchase all or a portion of its remaining interest in FFF on or after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the amended and restated shareholders' agreement provides the Company with a call right requiring the majority shareholder to sell its remaining interest in FFF to the Company, which is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or 30 calendar days after December 31, 2020. In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, in the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair value of the FFF put and call rights were recorded within other income in the accompanying Condensed Consolidated Statements of Income.

A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended March 31, 2018
FFF call right	$2,108	$—	$(1,356)	$752
Total Level 3 assets	$2,108	$—	$(1,356)	$752
Earn-out liabilities	$2,792	$(2,625)	$106	$61
FFF put right	37,110	—	(1,711)	38,821
Total Level 3 liabilities	$39,902	$(2,625)	$(1,605)	$38,882

Three Months Ended March 31, 2017
FFF call right	$10,750	$—	$(814)	$9,936
Total Level 3 assets	$10,750	$—	$(814)	$9,936
Earn-out liabilities	$16,713	$—	$(2,074)	$18,787
FFF put right	26,384	—	902	25,482
Total Level 3 liabilities	$43,097	$—	$(1,172)	$44,269

Nine Months Ended March 31, 2018
FFF call right	$4,655	$—	$(3,903)	$752
Total Level 3 assets	$4,655	$—	$(3,903)	$752
Earn-out liabilities	$21,310	$(21,125)	$124	$61
FFF put right	24,050	—	(14,771)	38,821
Total Level 3 liabilities	$45,360	$(21,125)	$(14,647)	$38,882

Nine Months Ended March 31, 2017
FFF call right	$—	$10,361	$(425)	$9,936
Total Level 3 assets	$—	$10,361	$(425)	$9,936
Earn-out liabilities	$4,128	$16,662	$2,003	$18,787
FFF put right	—	25,821	339	25,482
Total Level 3 liabilities	$4,128	$42,483	$2,342	$44,269
Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2018, no non-recurring fair value measurements were required related to the measurement of goodwill and intangible assets for impairment.
Financial Instruments for Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.6 million at March 31, 2018 and June 30, 2017, based on assumed market interest rates of 3.5% and 2.6% for March 31, 2018 and June 30, 2017, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.

(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2018	June 30, 2017
Member relationships	14.7 years	$220,100	$220,100
Technology	5.0 years	142,317	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.9 years	8,710	8,710
Total intangible assets		475,750	477,160
Accumulated amortization		(139,802)	(99,198)
Intangible assets, net		$335,948	$377,962
Intangible asset amortization totaled $13.9 million and $14.1 million for the three months ended March 31, 2018 and 2017, respectively, and $41.6 million and $34.4 million for the nine months ended March 31, 2018 and 2017, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Supply Chain Services	$400,348	$400,348
Performance Services	506,197	506,197
Total goodwill	$906,545	$906,545
(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	March 31, 2018	June 30, 2017
Credit Facility	$750,000	June 24, 2019	$200,000	$220,000
Notes payable	—	Various	7,217	14,272
Total debt			207,217	234,272
Less: Current portion			(200,255)	(227,993)
Total long-term debt			$6,962	$6,279
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

At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2018, the interest rate for three-month Eurodollar Loans was 3.435%, the interest rate for six-month Eurodollar Loans was 3.575% and the interest rate for Base Rate Loans was 4.875%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2018, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2018.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, and other general corporate activities. During the nine months ended March 31, 2018, the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility. The Company had outstanding borrowings under the Credit Facility of $200.0 million at March 31, 2018. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility.
Notes Payable
At March 31, 2018 and June 30, 2017, the Company had $7.2 million and $14.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $0.2 million and $8.0 million, respectively, were included in current portion of long-term debt and $7.0 million and $6.3 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 61% ownership of Premier LP through their ownership of Class B common units at March 31, 2018. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2018 and 2017, the Company recorded decreases to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amount of $511.3 million and $296.6 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2017 to March 31, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2017	$(4,177)	$3,142,760	$3,138,583
Distributions applied to receivables from limited partners	1,478	—	1,478
Redemption of limited partners	—	(942)	(942)
Net income attributable to non-controlling interest in Premier LP	—	154,142	154,142
Distributions to limited partners	—	(54,305)	(54,305)
Exchange of Class B common units for Class A common stock by member owners	—	(194,924)	(194,924)
Adjustment of redeemable limited partners' capital to redemption amount	—	(511,301)	(511,301)
March 31, 2018	$(2,699)	$2,535,430	$2,532,731
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2018.
During the nine months ended March 31, 2018, four limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 24, 2017	$24,951
November 22, 2017	$20,752
February 22, 2018	$20,396

(a)
Distributions are equal to Premier LP’s total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $13.2 million quarterly distribution on or before May 24, 2018. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at March 31, 2018.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee. During the nine months ended March 31, 2018, the Company recorded total reductions of

$194.9 million to redeemable limited partners' capital to reflect the exchange of approximately 5.9 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 11 - Earnings Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2017	1,231,410	$42,976
October 31, 2017	3,651,294	119,289
January 31, 2018	1,006,435	32,659
Total	5,889,139	$194,924
(10) STOCKHOLDERS' DEFICIT
As of March 31, 2018, there were 51,940,576 shares of the Company's Class A common stock, par value $0.01 per share, and 80,978,267 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On October 31, 2017, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock as part of a balanced capital deployment strategy, such repurchases to be made from time to time in private or open market transactions at the Company's discretion in accordance with applicable federal securities laws. As of March 31, 2018, the Company completed its stock repurchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million.
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
Holders of Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, but are not entitled to receive dividends, other than dividends payable in shares of Premier's common stock, or to receive a distribution upon the dissolution or a liquidation of Premier. Pursuant to the terms of a voting trust agreement by and among the Company, Premier LP, the holders of Class B common stock and Wells Fargo Delaware Trust Company, N.A., as the trustee, the trustee will vote all of the Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on the Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. Class B common stock will not be listed on any stock exchange and, except in connection with any permitted sale or transfer of Class B common units, cannot be sold or transferred.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$(103,537)	$(80,601)	$514,093	$389,976

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$(103,537)	$(80,601)	$514,093	$389,976
Adjustment of redeemable limited partners' capital to redemption amount	—	—	(511,301)	(296,566)
Net income attributable to non-controlling interest in Premier LP	—	—	154,142	282,207
Net income (loss)	(103,537)	(80,601)	156,934	375,617
Tax effect on Premier, Inc. net income (a)	—	—	(272,822)	(61,303)
Adjusted net income (loss)	$(103,537)	$(80,601)	$(115,888)	$314,314

Denominator for basic earnings (loss) per share:
Weighted average shares (b)	53,529	50,525	53,885	49,051

Denominator for diluted earnings (loss) per share:
Weighted average shares (b)	53,529	50,525	53,885	49,051
Effect of dilutive securities: (c)
Stock options	—	—	266	256
Restricted stock	—	—	285	190
Performance share awards	—	—	—	—
Class B shares outstanding	—	—	83,818	91,875
Weighted average shares and assumed conversions	53,529	50,525	138,254	141,372

Basic earnings (loss) per share	$(1.93)	$(1.60)	$9.54	$7.95
Diluted earnings (loss) per share	$(1.93)	$(1.60)	$(0.84)	$2.22

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2018 and 2017.

(c)
For the three months ended March 31, 2018, the effect of 2.9 million stock options, restricted stock units and performance share awards and 81.4 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to stockholders sustained for the quarter and as including them would have been anti-dilutive for the period. For the nine months ended March 31, 2018, the effect of 1.7 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2017	1,231,410	86,067,478	53,212,057	62%/38%
October 31, 2017	3,651,294	82,416,184	57,215,143	59%/41%
January 31, 2018	1,006,435	81,169,319	54,829,086	60%/40%
April 30, 2018 (c)	642,566	80,335,701	52,585,392	60%/40%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 10 - Stockholders' Deficit), equity incentive plan (see Note 12 - Stock-Based Compensation) and departed member owners (see Note 9 - Redeemable Limited Partners' Capital).

(c)	As the quarterly exchange occurred on April 30, 2018, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended March 31, 2018.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $7.2 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively, with a resulting deferred tax benefit of $1.8 million and $2.7 million, respectively. Pre-tax stock-based compensation expense was $24.9 million and $19.1 million for the nine months ended March 31, 2018 and 2017, respectively, with a resulting deferred tax benefit of $6.2 million and $7.3 million, respectively. The deferred tax benefit was calculated at a rate of 25% for the three and nine months ended March 31, 2018 and 38% for the three and nine months ended March 31, 2017, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes).
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2018, there were 3.5 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2018:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2017	576,988	$32.92	1,085,872	$32.79	3,372,499	$30.31
Granted	258,262	$32.93	698,881	$32.62	558,744	$32.79
Vested/exercised	(178,482)	$31.79	(352,867)	$31.73	(128,559)	$28.93
Forfeited	(38,317)	$32.59	(91,185)	$32.47	(126,913)	$33.79
Outstanding at March 31, 2018	618,451	$33.27	1,340,701	$33.00	3,675,771	$30.62

Stock options outstanding and exercisable at March 31, 2018					2,642,538	$29.68
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
Unrecognized stock-based compensation expense at March 31, 2018 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$10,315	1.77 years
Performance share awards	22,476	1.83 years
Stock options	8,258	1.88 years
Total unrecognized stock-based compensation expense	$41,049	1.82 years
The aggregate intrinsic value of stock options at March 31, 2018 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$6,575
Expected to vest	47
Total outstanding	$6,622

Exercised during the nine months ended March 31, 2018	$650

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Nine Months Ended March 31,
	2018	2017
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	29.44% - 32.26%	32.01% - 33.00%
Risk-free interest rate (d)	1.89% - 2.75%	1.31% - 2.13%
Weighted average option grant date fair value	$9.48 - $11.42	$10.48 - $11.28

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
As a result of the TCJA that was enacted on December 22, 2017, the U.S. federal corporate income tax rate was reduced from 35% to 21%. In accordance with U.S. GAAP, the impact of changes in tax rates and tax laws is recognized as a component of income tax expense from continuing operations in the period of enactment. For fiscal year-end companies, determination of temporary differences contemplates the use of a blended U.S. federal income tax rate (which blends the income tax rates that were in effect prior to and after enactment) depending on expected timing of recognition for such temporary differences. The Company has remeasured its deferred tax balances as of the enactment date, accordingly. Given the nature and relative timing of the TCJA enactment, the Company is continuing to evaluate the impact of the TCJA and has prescribed provisional relief pursuant to SAB 118 to certain components of its deferred tax balances. More specifically, the Company has incorporated various estimates regarding timing and determination of temporary difference recognition when calculating its net deferred tax expense. As a result, for the three months ended March 31, 2018, the Company continued to remeasure its deferred tax balances based on refinements to the various estimates regarding the timing and determination of temporary differences and recorded $3.5 million of income tax expense associated with the remeasurement of deferred tax balances. In addition, the estimates will be subject to further revision based on actual financial results for the fourth quarter of the current fiscal year. The Company expects to finalize the remeasurement of its deferred tax balances in the fourth quarter of the fiscal year ending June 30, 2018.
Income tax expense for the three months ended March 31, 2018 and 2017 was $13.3 million and $7.3 million, respectively, which reflects effective tax rates of 15% and 9%, respectively. Income tax expense for the nine months ended March 31, 2018 and 2017 was $257.6 million and $68.1 million, respectively, which reflects effective tax rates of 62% and 15%, respectively. The increase in effective tax rates is primarily attributable to the remeasurement of deferred tax balances, of which $224.7 million related to the aforementioned decrease in the U.S. federal corporate income tax rate. The Company's effective tax rates differ from income taxes recorded using a combined (or blended) rate largely due to Premier LP income, which is not subject to federal, state or local income taxes as well as valuation allowances associated with deferred tax assets at PHSI.
Deferred tax assets decreased $161.3 million to $273.0 million at March 31, 2018 from $434.3 million at June 30, 2017. The current period balance was comprised of $306.7 million in deferred tax assets at Premier, Inc. offset by $33.8 million in deferred tax liabilities at PHSI and PSCI. The decrease in deferred tax assets from the prior period was largely driven by $224.7 million in net reductions to deferred tax assets and liabilities in connection with the underlying revaluation associated with the previously mentioned decrease in the U.S. federal corporate income tax rate. This decrease was partially offset by a $71.9 million increase in deferred tax assets in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2018.

The Company's tax receivable agreement ("TRA") liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased $89.0 million to $250.7 million at March 31, 2018 from $339.7 million at June 30, 2017. The change in TRA liabilities was driven primarily by the $177.2 million decrease in valuation as a result of the TCJA's decrease in the U.S. federal corporate income tax rates, partially offset by $67.5 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2018 and $20.9 million associated with the revaluation and remeasurement of the TRA liabilities due to the change in the allocation and realization of future anticipated payments.
(14) RELATED PARTY TRANSACTIONS
GNYHA
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 8% of the outstanding partnership interests in Premier LP as of March 31, 2018. Although we no longer consider GNYHA PA a related party under U.S. GAAP, prior period information is included below.
Net administrative fees revenue based on purchases by GNYHA Services, Inc. ("GNYHA") (an affiliate of GNYHA PA) and its member organizations was $16.9 million and $51.8 million for the three and nine months ended March 31, 2017, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.8 million of revenue share obligations in the accompanying Condensed Consolidated Balance Sheets related to revenue share obligations to GNYHA and its member organizations at June 30, 2017.
In addition, of the $25.0 million limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017, $2.7 million was payable to GNYHA and its member organizations. Services and support revenue earned from GNYHA and its member organizations was $3.9 million and $11.0 million during the three and nine months ended March 31, 2017, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $4.3 million and $12.3 million during the three and nine months ended March 31, 2017, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying Condensed Consolidated Balance Sheets, were $5.4 million at June 30, 2017.
Innovatix and Essensa
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests from GNYHA Holdings (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income (loss) of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income prior to the acquisition was $10.7 million during the nine months ended March 31, 2017. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $19.9 million for the nine months ended March 31, 2017.
The Company historically maintained a group purchasing agreement with Essensa, under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa from GNYHA Holdings (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $1.2 million for the nine months ended March 31, 2017.
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income (loss) of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and $5.7 million and $4.4 million for the nine months ended March 31, 2018 and 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.8 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively, and $5.8 million and $3.0 million during the nine months ended March 31, 2018 and 2017, respectively.

AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.4 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively, and $4.2 million and $3.5 million during the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and June 30, 2017, $0.5 million and $0.6 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.
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

(16) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO, integrated pharmacy offerings and direct sourcing activities. The Performance Services segment includes the Company's informatics, collaborative, consulting services, government services and insurance services businesses.
Segment information was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue:
Supply Chain Services
Net administrative fees	$161,612	$143,915	$471,946	$398,962
Other services and support	2,899	3,116	8,470	5,962
Services	164,511	147,031	480,416	404,924
Products	166,234	138,132	480,997	386,639
Total Supply Chain Services	330,745	285,163	961,413	791,563
Performance Services	94,593	94,640	265,887	260,012
Net revenue	$425,338	$379,803	$1,227,300	$1,051,575

Depreciation and amortization expense (a):
Supply Chain Services	$5,500	$5,717	$16,166	$8,637
Performance Services	24,541	21,491	71,093	63,350
Corporate	2,424	1,974	6,739	5,771
Total depreciation and amortization expense	$32,465	$29,182	$93,998	$77,758

Capital expenditures:
Supply Chain Services	$390	$198	$1,238	$2,347
Performance Services	24,077	16,308	57,368	47,079
Corporate	2,171	1,061	6,654	2,466
Total capital expenditures	$26,638	$17,567	$65,260	$51,892

Total assets:			March 31, 2018	June 30, 2017
Supply Chain Services			$971,628	$1,017,023
Performance Services			862,704	888,862
Corporate			460,305	601,951
Total assets			$2,294,637	$2,507,836

(a)	Includes amortization of purchased intangible assets.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income (loss) of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see "Our Use of Non-GAAP Financial Measures" within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Income before income taxes	$89,837	$78,653	$414,494	$443,697
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(204,833)
Equity in net loss (income) of unconsolidated affiliates (a)	4,939	(83)	(570)	(14,789)
Interest and investment loss, net (b)	1,236	2,017	4,239	3,026
Loss on disposal of long-lived assets	5	725	1,725	2,243
Other expense (income)	2,593	(2,260)	14,486	(3,135)
Operating income	98,610	79,052	434,374	226,209
Depreciation and amortization	18,584	15,102	52,401	43,318
Amortization of purchased intangible assets	13,881	14,080	41,597	34,440
Stock-based compensation (c)	7,333	7,157	25,241	19,476
Acquisition related expenses	1,540	4,330	6,312	11,483
Strategic and financial restructuring expenses (d)	1,648	—	1,652	—
Remeasurement of tax receivable agreement liabilities (e)	—	2,768	(177,174)	(2,954)
ERP implementation expenses (f)	40	215	531	1,741
Acquisition related adjustment - revenue (g)	65	11,765	257	17,729
Equity in net income (loss) of unconsolidated affiliates (a)	(4,939)	83	570	14,789
Impairment on investments	5,002	—	5,002	—
Deferred compensation plan income (expense) (h)	(112)	1,675	3,004	2,778
Other income	587	497	1,184	497
Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506

Segment Adjusted EBITDA:
Supply Chain Services	$135,265	$127,898	$392,930	$364,224
Performance Services	36,715	36,535	85,865	87,449
Corporate	(29,741)	(27,709)	(83,844)	(82,167)
Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506

(a)	Refer to Note 4 - Investments for further information regarding equity in net income (loss) of unconsolidated affiliates.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during the three months ended March 31, 2018 and 2017, and $0.3 million and $0.4 million during the nine months ended March 31, 2018 and 2017, respectively.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)
Represents adjustments to TRA liabilities for a 14% decrease in the U.S. federal corporate income tax rate that occurred during the nine months ended March 31, 2018, which is a result of the TCJA that was enacted on December 22, 2017, an increase in Premier LP income apportioned to California during the three months ended March 31, 2017 and a 1% decrease in the North Carolina state income tax rate that occurred during the nine months ended March 31, 2017.

(f)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(g)
Upon acquiring Innovatix and Essensa, we recorded a net $11.6 million and $17.2 million purchase accounting adjustment to Adjusted EBITDA during the three and nine months ended March 31, 2017, respectively, that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through March 31, 2017. Under our revenue recognition accounting policy, which is an accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.1 million and $0.5 million for the three and nine months ended March 31, 2017, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues.
(h) Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

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
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare performance improvement company, uniting an alliance of approximately 3,900 U.S. hospitals and health systems and approximately 150,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software as a service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of March 31, 2018, we were controlled by 163 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,425 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of March 31, 2018, the Class A common stock and Class B common stock represented approximately 39% and 61%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$425,338	$379,803	$1,227,300	$1,051,575
Net income	$76,549	$71,338	$156,934	$375,617
Non-GAAP Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506
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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $285.2 million for the three months ended March 31, 2017 to $330.7 million for the three months ended March 31, 2018, representing net revenue growth of 16%, and accounted for 78% of our overall net revenue for the three months ended March 31, 2018. Supply Chain Services net revenue grew from $791.6 million for the nine months ended March 31, 2017 to $961.4 million for the nine months ended March 31, 2018, representing net revenue growth of 21%, and accounted for 78% of our overall net revenue for the nine months ended March 31, 2018. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Performance Services net revenue remained flat at $94.6 million for the three months ended March 31, 2018 and 2017, and accounted for 22% of our overall net revenue for the three months ended March 31, 2018. Performance Services net revenue increased from $260.0 million for the nine months ended March 31, 2017 to $265.9 million for the nine months ended March 31, 2018, representing a 2% increase, and accounted for 22% of our overall net revenue for the nine months ended March 31, 2018. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, government services and insurance management services.
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

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is primarily based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRA"), deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, deferred revenue, future cash flows associated with asset impairments, values of put and call rights and the allocation of purchase prices are evaluated on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, consulting services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment.
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
Performance Services
Performance Services revenue consists of SaaS informatics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services, insurance services management fees and commissions from endorsed commercial insurance programs.
Our Performance Services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and consulting services to new and existing members, impact of applied research initiatives, renewal of existing subscriptions to our SaaS informatics products and expansion into new markets with potential future acquisitions.
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS informatics products. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internal use software.
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
Other Income, Net
Other income, net, includes equity in net income (loss) of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa on December 2, 2016, included our 50% ownership interest in Innovatix. In connection with the acquisition of Innovatix and Essensa, the Company recorded a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value. Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.

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
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on the Company’s fully distributed tax rate for federal and state income tax for the Company as a whole as if it were one taxable entity with all of its subsidiaries' activities included. Prior to the enactment of the Act, the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. Effective as of January 1, 2018, the Company adjusted its fully distributed tax rate to 26% to determine its Non-GAAP Adjusted Fully Distributed Net Income and will continue to use that rate for the remainder of fiscal year 2018.
Net Income Attributable to Non-Controlling Interest
As of March 31, 2018, we owned an approximate 39% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 63% as of June 30, 2017 to approximately 61% as of March 31, 2018, as a result of completed quarterly exchanges pursuant to the Exchange Agreement (see Note 9 - Redeemable Limited Partners' Capital).
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are Non-GAAP financial measures.
We define EBITDA as net income before interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income (loss) of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
We define Segment Adjusted EBITDA as the segment's net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items and including equity in net income (loss) of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, acquisition related expenses, remeasurement of TRA liabilities, enterprise resource planning ("ERP") implementation expenses, acquisition related adjustment - revenue, remeasurement gain attributable to acquisition of Innovatix, LLC, loss on disposal of long-lived assets, loss (gain) on FFF put and call rights, impairment on investments and other expense. More information about certain of the more significant items follows below.

Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for the three months ended March 31, 2018 and 2017, and $0.3 million and $0.4 million for the nine months ended March 31, 2018 and 2017, respectively (see Note 12 - Stock-Based Compensation).
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income or selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Condensed Consolidated Statements of Stockholders' Deficit.
The adjustment to TRA liabilities for the nine months ended March 31, 2018 is primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate, which occurred as a result of the TCJA that was enacted on December 22, 2017 (see Note 13 - Income Taxes). The adjustment to TRA liabilities for the three months ended March 31, 2017 is primarily attributable to the increase in Premier LP income apportioned to California and for the nine months ended March 31, 2017 is primarily attributable to the combination of the increase in Premier LP income apportioned to California and a 1% decrease in the North Carolina state income tax rate (see Note 13 - Income Taxes).
Acquisition related adjustment - revenue
Upon acquiring Innovatix and Essensa, we recorded a net $11.6 million and $17.2 million purchase accounting adjustment to Adjusted EBITDA during the three and nine months ended March 31, 2017, respectively, that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through March 31, 2017. Under our revenue recognition accounting policy, which is an accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $22.1 million of accounts receivable relating to these administrative fees and an estimated $4.0 million for the related revenue share obligation through March 31, 2017.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.1 million and $0.5 million for the three and nine months ended March 31, 2017, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues (see Note 16 - Segments).
Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.
Loss (gain) on FFF put and call rights
See Note 5 - Fair Value Measurements.

Impairment on investments
See Note 4 - Investments.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$161,612	38%	$143,915	38%	$471,946	38%	$398,962	38%
Other services and support	97,492	23%	97,756	26%	274,357	22%	265,974	25%
Services	259,104	61%	241,671	64%	746,303	60%	664,936	63%
Products	166,234	39%	138,132	36%	480,997	39%	386,639	37%
Net revenue	425,338	100%	379,803	100%	1,227,300	100%	1,051,575	100%
Cost of revenue:
Services	47,037	12%	47,319	12%	141,228	13%	134,865	13%
Products	156,511	37%	129,929	34%	454,222	37%	356,900	34%
Cost of revenue	203,548	49%	177,248	46%	595,450	50%	491,765	47%
Gross profit	221,790	51%	202,555	54%	631,850	50%	559,810	53%
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—%	—	—%	177,174	14%	5,722	1%
Other operating income	—	—%	—	—%	177,174	14%	5,722	1%
Operating expenses:
Selling, general and administrative	109,007	26%	108,668	29%	331,948	27%	302,555	29%
Research and development	292	—%	755	—%	1,105	—%	2,328	—%
Amortization of purchased intangible assets	13,881	3%	14,080	4%	41,597	3%	34,440	3%
Operating expenses	123,180	29%	123,503	33%	374,650	30%	339,323	32%
Operating income	98,610	23%	79,052	22%	434,374	35%	226,209	23%
Other income (expense), net	(8,773)	(2)%	(399)	—%	(19,880)	(2)%	217,488	21%
Income before income taxes	89,837	21%	78,653	22%	414,494	33%	443,697	44%
Income tax expense	13,288	3%	7,315	2%	257,560	21%	68,080	6%
Net income	76,549	18%	71,338	20%	156,934	12%	375,617	38%
Net income attributable to non-controlling interest in Premier LP	(53,047)	(12)%	(51,433)	(14)%	(154,142)	(13)%	(282,207)	(27)%
Adjustment of redeemable limited partners' capital to redemption amount	(127,039)	nm	(100,506)	nm	511,301	nm	296,566	nm
Net income (loss) attributable to stockholders	$(103,537)	nm	$(80,601)	nm	$514,093	nm	$389,976	nm

Weighted average shares outstanding:
Basic	53,529		50,525		53,885		49,051
Diluted	53,529		50,525		138,254		141,372

Earnings (loss) per share attributable to stockholders:
Basic	$(1.93)		$(1.60)		$9.54		$7.95
Diluted	$(1.93)		$(1.60)		$(0.84)		$2.22
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$142,239	33%	$136,724	36%	$394,951	32%	$369,506	35%
Non-GAAP Adjusted Fully Distributed Net Income	$90,590	21%	$72,959	19%	$222,284	18%	$197,129	19%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.67		$0.52		$1.61		$1.39

The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$76,549	$71,338	$156,934	$375,617
Interest and investment loss, net	1,236	2,017	4,239	3,026
Income tax expense	13,288	7,315	257,560	68,080
Depreciation and amortization	18,584	15,102	52,401	43,318
Amortization of purchased intangible assets	13,881	14,080	41,597	34,440
EBITDA	123,538	109,852	512,731	524,481
Stock-based compensation	7,333	7,157	25,241	19,476
Acquisition related expenses	1,540	4,330	6,312	11,483
Strategic and financial restructuring expenses	1,648	—	1,652	—
Remeasurement of tax receivable agreement liabilities	—	2,768	(177,174)	(2,954)
ERP implementation expenses	40	215	531	1,741
Acquisition related adjustment - revenue	65	11,765	257	17,729
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(204,833)
Loss on disposal of long-lived assets	5	725	1,725	2,243
Loss (gain) on FFF put and call rights	3,067	(88)	18,674	86
Impairment on investments	5,002	—	5,002	—
Other expense	1	—	—	54
Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506

Income before income taxes	$89,837	$78,653	$414,494	$443,697
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(204,833)
Equity in net loss (income) of unconsolidated affiliates	4,939	(83)	(570)	(14,789)
Interest and investment loss, net	1,236	2,017	4,239	3,026
Loss on disposal of long-lived assets	5	725	1,725	2,243
Other expense (income)	2,593	(2,260)	14,486	(3,135)
Operating income	98,610	79,052	434,374	226,209
Depreciation and amortization	18,584	15,102	52,401	43,318
Amortization of purchased intangible assets	13,881	14,080	41,597	34,440
Stock-based compensation	7,333	7,157	25,241	19,476
Acquisition related expenses	1,540	4,330	6,312	11,483
Strategic and financial restructuring expenses	1,648	—	1,652	—
Remeasurement of tax receivable agreement liabilities	—	2,768	(177,174)	(2,954)
ERP implementation expenses	40	215	531	1,741
Acquisition related adjustment - revenue	65	11,765	257	17,729
Equity in net income (loss) of unconsolidated affiliates	(4,939)	83	570	14,789
Impairment on investments	5,002	—	5,002	—
Deferred compensation plan income (expense)	(112)	1,675	3,004	2,778
Other income	587	497	1,184	497
Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506

Segment Adjusted EBITDA:
Supply Chain Services	$135,265	$127,898	$392,930	$364,224
Performance Services	36,715	36,535	85,865	87,449
Corporate	(29,741)	(27,709)	(83,844)	(82,167)
Adjusted EBITDA	$142,239	$136,724	$394,951	$369,506

The following table provides the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income (loss) attributable to stockholders	$(103,537)	$(80,601)	$514,093	$389,976
Adjustment of redeemable limited partners' capital to redemption amount	127,039	100,506	(511,301)	(296,566)
Net income attributable to non-controlling interest in Premier LP	53,047	51,433	154,142	282,207
Income tax expense	13,288	7,315	257,560	68,080
Amortization of purchased intangible assets	13,881	14,080	41,597	34,440
Stock-based compensation	7,333	7,157	25,241	19,476
Acquisition related expenses	1,540	4,330	6,312	11,483
Strategic and financial restructuring expenses	1,648	—	1,652	—
Remeasurement of tax receivable agreement liabilities	—	2,768	(177,174)	(2,954)
ERP implementation expenses	40	215	531	1,741
Acquisition related adjustment - revenue	65	11,765	257	17,729
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(204,833)
Loss on disposal of long-lived assets	5	725	1,725	2,243
Loss (gain) on FFF put and call rights	3,067	(88)	18,674	86
Impairment on investments	5,002	—	5,002	—
Other expense	1	—	—	54
Non-GAAP adjusted fully distributed income before income taxes	122,419	119,605	338,311	323,162
Income tax expense on fully distributed income before income taxes(a)	31,829	46,646	116,027	126,033
Non-GAAP Adjusted Fully Distributed Net Income	$90,590	$72,959	$222,284	$197,129

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	53,529	50,525	53,885	49,051
Potentially dilutive shares	547	465	551	446
Conversion of Class B common units	81,394	88,892	83,818	91,875
Weighted average fully distributed shares outstanding - diluted	135,470	139,882	138,254	141,372

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 34% of Non-GAAP adjusted fully distributed income before income taxes for the three and nine months ended March 31, 2018, respectively, and 39% for the three and nine months ended March 31, 2017.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Earnings (loss) per share attributable to stockholders	$(1.93)	$(1.60)	$9.54	$7.95
Adjustment of redeemable limited partners' capital to redemption amount	2.37	2.00	(9.49)	(6.05)
Net income attributable to non-controlling interest in Premier LP	0.99	1.02	2.86	5.75
Income tax expense	0.25	0.14	4.78	1.39
Amortization of purchased intangible assets	0.26	0.28	0.77	0.70
Stock-based compensation	0.14	0.14	0.47	0.40
Acquisition related expenses	0.03	0.09	0.12	0.23
Strategic and financial restructuring expenses	0.03	—	0.03	—
Remeasurement of tax receivable agreement liabilities	—	0.05	(3.29)	(0.06)
ERP implementation expenses	—	—	0.01	0.04
Acquisition related adjustment - revenue	—	0.23	—	0.36
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(4.18)
Loss on disposal of long-lived assets	—	0.01	0.03	0.05
Loss (gain) on FFF put and call rights	0.06	—	0.35	—
Impairment on investments	0.09	—	0.09	—
Impact of corporation taxes (a)	(0.60)	(0.92)	(2.14)	(2.57)
Impact of dilutive shares (b)	(1.02)	(0.92)	(2.52)	(2.62)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.67	$0.52	$1.61	$1.39

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 34% of Non-GAAP adjusted fully distributed income before income taxes for the three and nine months ended March 31, 2018, respectively, and 39% for the three and nine months ended March 31, 2017.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three and Nine Months ended March 31, 2018 to 2017
Net Revenue
Net revenue increased $45.5 million, or 12%, to $425.3 million for the three months ended March 31, 2018 from $379.8 million for the three months ended March 31, 2017. Net revenue increased $175.7 million, or 17%, to $1,227.3 million for the nine months ended March 31, 2018 from $1,051.6 million for the nine months ended March 31, 2017.
Net administrative fees revenue increased $17.7 million, or 12%, from the three months ended March 31, 2017 to 2018 and $72.9 million, or 18%, from the nine months ended March 31, 2017 to 2018, primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired in full on December 2, 2016, and further contract penetration of our existing members.
Other services and support revenue decreased $0.3 million, from the three months ended March 31, 2017 to 2018, remaining relatively flat. Other services and support revenue increased $8.4 million, or 3% from the nine months ended March 31, 2017 to 2018, primarily due to growth in quality and cost management consulting services related to performance-based engagements. We also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue, offset by a decrease in ambulatory reporting revenue. We expect to experience quarterly variability within other services and support revenue due to the timing of revenue recognition from certain consulting services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Product revenue increased $28.1 million, or 20%, from the three months ended March 31, 2017 to 2018 and $94.4 million, or 24%, from the nine months ended March 31, 2017 to 2018, primarily driven by an increase in integrated pharmacy revenues mostly attributable to contributions from expansion and growth in therapy offerings largely associated with increased contributions from

Acro Pharmaceuticals, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Oncology and Multiple Sclerosis, partially offset by a slight decrease in the sales of HIV pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue increased $26.3 million, or 15%, to $203.5 million for the three months ended March 31, 2018 from $177.2 million for the three months ended March 31, 2017. Cost of revenue increased $103.7 million, or 21%, to $595.5 million for the nine months ended March 31, 2018 from $491.8 million for the nine months ended March 31, 2017.
Cost of services revenue decreased $0.3 million, or 1%, from the three months ended March 31, 2017 to 2018, remaining relatively flat. Cost of services revenue increased $6.3 million, or 5% from the nine months ended March 31, 2017 to 2018, primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth and performance-based engagements as well as increased depreciation expense as a result of increased capitalization of internally developed software, offset by a decrease in consulting costs. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $26.6 million, or 20%, from the three months ended March 31, 2017 to 2018 and $97.3 million, or 27% from the nine months ended March 31, 2017 to 2018, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales and the impact of increases in raw materials pricing. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues is expected to reduce our gross profit as a percentage of our net revenues.
Other Operating Income
Other operating income increased $171.5 million from the nine months ended March 31, 2017 to 2018 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA.
Operating Expenses
Operating expenses decreased $0.3 million, to $123.2 million for the three months ended March 31, 2018 from $123.5 million for the three months ended March 31, 2017, remaining relatively flat. Operating expenses increased $35.4 million, or 10%, to $374.7 million for the nine months ended March 31, 2018 from $339.3 million for the nine months ended March 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses increased $0.3 million, from the three months ended March 31, 2017 to 2018, remaining relatively flat, and $29.3 million, or 10%, from the nine months ended March 31, 2017 to 2018, primarily driven by an increase in salaries and benefits expenses resulting from increased staffing mostly associated with acquisitions and to support growth in our Supply Chain Services segment, an increase in depreciation expense resulting from increased capitalization, an increase in stock-based compensation expense largely driven by an increase in equity award grants in addition to anticipated achievement of certain performance targets, along with an increase in severance expense related to the workforce reduction executed in the current period. These results were partially offset by a decrease in costs associated with the acquisitions of Innovatix and Acro Pharmaceuticals.
Research and Development
Research and development expenses decreased by $0.5 million from the three months ended March 31, 2017 to 2018 and $1.2 million from the nine months ended March 31, 2017 to 2018. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.

Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets decreased $0.2 million, or 1%, from the three months ended March 31, 2017 to 2018, remaining relatively flat. Amortization of purchased intangible assets increased $7.2 million, or 21%, from the nine months ended March 31, 2017 to 2018, primarily as a result of additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income (Expense), Net
Other income (expense), net decreased $8.4 million to $(8.8) million for the three months ended March 31, 2018 from $(0.4) million for the three months ended March 31, 2017, primarily driven by the impairment of the Company's investment in PharmaPoint, LLC ("PharmaPoint") along with the loss on FFF put and call rights in the current period (see Note 4 - Investments and Note 5 - Fair Value Measurements). Other income (expense), net decreased $237.4 million to $(19.9) million for the nine months ended March 31, 2018 from $217.5 million for the nine months ended March 31, 2017, primarily due to the one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix on December 2, 2016 (see Note 3 - Business Acquisitions) along with a reduction in equity in net income (loss) of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. Other income (expense), net was also impacted by the loss on FFF put and call rights in the current period and partially offset by a moderate increase in equity in net income of FFF, which experienced improved performance in the nine months ended March 31, 2018.
Income Tax Expense
For the three months ended March 31, 2018 and 2017, the Company recorded tax expense of $13.3 million and $7.3 million, respectively, which equates to effective tax rates of 15% and 9%, respectively. For the nine months ended March 31, 2018 and 2017, the Company recorded tax expense of $257.6 million and $68.1 million, respectively, which equates to effective tax rates of 62% and 15%, respectively. The increase in effective tax rates is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. The Company's effective tax rate differs from income taxes recorded at the combined (or blended) statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $1.6 million, or 3%, to $53.0 million for the three months ended March 31, 2018 from $51.4 million for the three months ended March 31, 2017, primarily attributable to an increase in income of Premier LP offset by a decrease in non-controlling ownership percentage in Premier LP to 61% from 64%, respectively. Net income attributable to non-controlling interest decreased $128.1 million, or 45%, to $154.1 million for the nine months ended March 31, 2018 from $282.2 million for the nine months ended March 31, 2017, primarily attributable to a decrease in income of Premier LP as well as a decrease in non-controlling ownership percentage in Premier LP to 61% from 64%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $5.5 million, or 4%, to $142.2 million for the three months ended March 31, 2018 from $136.7 million for the three months ended March 31, 2017, primarily as a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, along with an increase in product revenue. These results were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth along with an increase in severance expense related to the workforce reduction executed in the current period. Additionally, Adjusted EBITDA for the prior period included an $11.6 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.
Non-GAAP Adjusted EBITDA increased $25.5 million, or 7%, to $395.0 million for the nine months ended March 31, 2018 from $369.5 million for the nine months ended March 31, 2017, primarily as a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, net of a $10.7 million reduction in equity in net income (loss) of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue and, to a lesser extent, an increase in other services and support revenue driven by growth in quality and cost management consulting services related to performance based engagements, and an increase in SaaS informatics products subscriptions, applied sciences and government services related revenue. These increases were partially offset by increased service and product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth along with an increase in severance expense related to the workforce reduction executed in the current period. Additionally, Adjusted EBITDA for the prior period included a $17.2 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.
Supply Chain Services - Comparison of the Three and Nine Months ended March 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Supply Chain Services	2018	2017	2018	2017
Net revenue:
Net administrative fees	$161,612	$143,915	$471,946	$398,962
Other services and support	2,899	3,116	8,470	5,962
Services	164,511	147,031	480,416	404,924
Products	166,234	138,132	480,997	386,639
Net revenue	330,745	285,163	961,413	791,563
Cost of revenue:
Services	1,437	1,486	3,524	3,967
Products	156,511	129,929	454,222	356,900
Cost of revenue	157,948	131,415	457,746	360,867
Gross profit	172,797	153,748	503,667	430,696
Operating expenses:
Selling, general and administrative	40,185	41,984	124,305	112,530
Amortization of purchased intangible assets	5,040	5,083	15,057	7,450
Operating expenses	45,225	47,067	139,362	119,980
Operating income	$127,572	$106,681	$364,305	$310,716
Depreciation and amortization	460	633	1,109	1,186
Amortization of purchased intangible assets	5,040	5,083	15,057	7,450
Acquisition related expenses	1,652	3,887	6,522	12,937
Acquisition related adjustment - revenue	—	11,617	—	17,249
Equity in net income (loss) of unconsolidated affiliates	(4,047)	83	1,334	14,789
Impairment on investments	4,002	—	4,002	—
Other income (expense)	586	(86)	601	(103)
Non-GAAP Segment Adjusted EBITDA	$135,265	$127,898	$392,930	$364,224
Net Revenue
Supply Chain Services segment net revenue increased $45.5 million, or 16%, to $330.7 million for the three months ended March 31, 2018 from $285.2 million for the three months ended March 31, 2017. Supply Chain Services segment net revenue increased $169.8 million, or 21%, to $961.4 million for the nine months ended March 31, 2018 from $791.6 million for the nine months ended March 31, 2017.
Net administrative fees revenue increased $17.7 million, or 12%, from the three months ended March 31, 2017 to 2018 and $72.9 million, or 18%, from the nine months ended March 31, 2017 to 2018, primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired in full on December 2, 2016, and further contract penetration of our existing members.
Product revenue increased $28.1 million, or 20%, from the three months ended March 31, 2017 to 2018 and $94.4 million, or 24%, from the nine months ended March 31, 2017 to 2018, primarily driven by an increase in integrated pharmacy revenues mostly attributable to contributions from expansion and growth in therapy offerings largely associated with increased contributions from Acro Pharmaceuticals, as well as an increase in sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Oncology and Multiple Sclerosis, partially offset by a slight decrease in the sales of HIV pharmaceuticals. We also experienced increased sales of direct sourcing products. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and as additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $26.5 million, or 20%, to $157.9 million for the three months ended March 31, 2018 from $131.4 million for the three months ended March 31, 2017. Supply Chain Services segment cost of revenue increased $96.9 million, or 27%, to $457.7 million for the nine months ended March 31, 2018 from $360.9 million for the nine months ended March 31, 2017.
Cost of product revenue increased $26.6 million, or 20%, from the three months ended March 31, 2017 to 2018 and $97.3 million, or 27%, from the nine months ended March 31, 2017 to 2018, primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales and the impact of increases in raw materials pricing.
Operating Expenses
Supply Chain Services segment operating expenses decreased $1.8 million, or 4%, to $45.2 million for the three months ended March 31, 2018 from $47.1 million for the three months ended March 31, 2017. Supply Chain Services segment operating expenses increased $19.4 million, or 16%, to $139.4 million for the nine months ended March 31, 2018 from $120.0 million for the nine months ended March 31, 2017.
Selling, general and administrative expenses decreased $1.8 million, or 4%, from the three months ended March 31, 2017 to 2018 primarily driven by a decrease in costs associated with the acquisitions of Innovatix and Essensa. Selling, general and administrative expenses increased $11.8 million, or 10%, from the nine months ended March 31, 2017 to 2018, due to higher salaries and benefits expense primarily associated with the acquisitions of Innovatix and Essensa and to a lesser extent, the acquisition of Acro Pharmaceuticals, partially offset by a decrease in costs associated with the acquisitions of Innovatix and Essensa.
Amortization of purchased intangible assets remained flat at $5.0 million for the three months ended March 31, 2017 and 2018, and increased $7.6 million from the nine months ended March 31, 2017 to 2018, primarily as a result of additional amortization of purchased intangible assets related to our acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $7.4 million, or 6%, to $135.3 million for the three months ended March 31, 2018 from $127.9 million for the three months ended March 31, 2017. This increase was primarily a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, along with an increase in product revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefit expenses as a result of acquisitions and to support growth. Additionally, Segment Adjusted EBITDA for the prior period included an $11.6 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.
Segment Adjusted EBITDA increased $28.7 million, or 8%, to $392.9 million for the nine months ended March 31, 2018 from $364.2 million for the nine months ended March 31, 2017. This increase was primarily a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, net of the reduction in equity in net income (loss) of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefit expenses as a result of acquisitions and to support growth. Additionally, Segment Adjusted EBITDA for the prior period included a $17.2 million non-cash adjustment for cash collections not recognized as revenue on a GAAP basis due to a purchase accounting adjustment.

Performance Services - Comparison of the Three and Nine Months ended March 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Performance Services	2018	2017	2018	2017
Net revenue:
Other services and support	$94,593	$94,640	$265,887	$260,012
Net revenue	94,593	94,640	265,887	260,012
Cost of revenue:
Services	45,600	45,833	137,705	130,898
Cost of revenue	45,600	45,833	137,705	130,898
Gross profit	48,993	48,807	128,182	129,114
Operating expenses:
Selling, general and administrative	27,746	24,811	86,054	75,383
Research and development	292	547	1,099	1,706
Amortization of purchased intangible assets	8,841	8,996	26,540	26,989
Operating expenses	36,879	34,354	113,693	104,078
Operating income	$12,114	$14,453	$14,489	$25,036
Depreciation and amortization	15,701	12,494	44,553	36,360
Amortization of purchased intangible assets	8,841	8,996	26,540	26,989
Acquisition related expenses	(112)	443	(209)	(1,454)
Acquisition related adjustment - revenue	64	148	257	480
Equity in net income (loss) of unconsolidated affiliates	(892)	—	(765)	—
Impairment on investments	1,000	—	1,000	—
Other income (expense)	(1)	1	—	38
Non-GAAP Segment Adjusted EBITDA	$36,715	$36,535	$85,865	$87,449
Net Revenue
Other services and support revenue remained flat at $94.6 million for the three months ended March 31, 2017 and 2018. Other services and support revenue increased $5.9 million, or 2%, to $265.9 million for the nine months ended March 31, 2018 from $260.0 million for the nine months ended March 31, 2017 primarily due to growth in quality and cost management consulting services related to performance-based engagements. We also experienced increases in SaaS informatics products subscriptions, applied science services and government services related revenue, offset by a decrease in ambulatory reporting revenue.
We expect to experience quarterly variability in revenue generated from our Performance Services segment due to the timing of revenue recognition from certain consulting services and performance-based engagements in which our revenue is based on a percentage of identified member savings and recognition occurs upon approval and documentation of the savings. We expect our Performance Services revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our products and services.
Cost of Revenue
Cost of revenue decreased $0.2 million, or 1%, to $45.6 million for the three months ended March 31, 2018 from $45.8 million for the three months ended March 31, 2017, remaining relatively flat. Cost of revenue increased $6.8 million, or 5%, to $137.7 million for the nine months ended March 31, 2018 from $130.9 million for the nine months ended March 31, 2017, primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth and performance-based engagements as well as increased depreciation expense as a result of increased capitalization of internally developed software, offset by a decrease in consulting costs.

Operating Expenses
Operating expenses increased $2.5 million, or 7%, to $36.9 million for the three months ended March 31, 2018 from $34.4 million for the three months ended March 31, 2017. Operating expenses increased $9.6 million, or 9%, to $113.7 million for the nine months ended March 31, 2018 from $104.1 million for the nine months ended March 31, 2017.
Selling, general and administrative expenses increased $2.9 million, or 12%, from the three months ended March 31, 2017 to 2018 and $10.7 million, or 14%, from the nine months ended March 31, 2017 to 2018, primarily driven by depreciation expense resulting from increased capitalization of internally developed software, as well as an increase in severance expense related to the workforce reduction executed in the current period.
Amortization of purchased intangible assets decreased $0.2 million, or 2%, from the three months ended March 31, 2017 to 2018 and $0.4 million, or 2%, from the nine months ended March 31, 2017 to 2018, remaining relatively flat.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $0.2 million to $36.7 million for the three months ended March 31, 2018 from $36.5 million for the three months ended March 31, 2017, remaining relatively flat. Segment Adjusted EBITDA decreased $1.6 million, or 2%, to $85.9 million for the nine months ended March 31, 2018 from $87.4 million for the nine months ended March 31, 2017. This decrease is primarily a result of an increase in severance expense related to the workforce reduction executed in the current period and was also impacted on a comparable basis due to higher revenue recognition from performance-based engagements in the prior year. Additionally, the Company made investments in staff and infrastructure to support growth involving primarily larger and more complex engagements that include significant performance-based consulting services initiatives, which also resulted in increased salaries and benefits expenses.
Corporate - Comparison of the Three and Nine Months ended March 31, 2018 to 2017
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Corporate	2018	2017	2018	2017
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$—	$177,174	$5,722
Other operating income	—	—	177,174	5,722
Operating expenses:
Selling, general and administrative	41,075	41,874	121,588	114,643
Research and development	—	208	6	622
Operating expenses	$41,075	$42,082	$121,594	$115,265
Operating income (loss)	$(41,075)	$(42,082)	$55,580	$(109,543)
Depreciation and amortization	2,424	1,974	6,739	5,772
Stock-based compensation	7,333	7,157	25,241	19,476
Strategic and financial restructuring expenses	1,648	—	1,652	—
Remeasurement of tax receivable agreement liabilities	—	2,768	(177,174)	(2,954)
ERP implementation expenses	40	215	531	1,741
Deferred compensation plan income (expense)	(112)	1,675	3,004	2,778
Other income	1	584	583	563
Non-GAAP Adjusted EBITDA	$(29,741)	$(27,709)	$(83,844)	$(82,167)

Other Operating Income
Other operating income increased $171.5 million from the nine months ended March 31, 2017 to 2018 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities.
Operating Expenses
Operating expenses decreased $1.0 million, or 2%, to $41.1 million for the three months ended March 31, 2018 from $42.1 million for the three months ended March 31, 2017, remaining relatively flat. Operating expenses increased $6.3 million, or 5%, to $121.6 million for the nine months ended March 31, 2018 from $115.3 million for the nine months ended March 31, 2017.
Selling, general and administrative expenses decreased $0.8 million, or 2%, from the three months ended March 31, 2017 to 2018, remaining relatively flat, and increased $6.9 million, or 6%, from the nine months ended March 31, 2017 to 2018, primarily driven by an increase in stock-based compensation expense largely associated with anticipated achievement of certain performance targets.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased by $2.0 million, or 7%, from the three months ended March 31, 2017 to 2018 and decreased $1.7 million, or 2%, from the nine months ended March 31, 2017 to 2018, driven primarily by an increase in professional services costs associated with a certain strategic consulting engagement.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, acquisitions and related business investments and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of March 31, 2018 and June 30, 2017, we had cash and cash equivalents totaling $149.4 million and $156.7 million respectively, and there were $200.0 million and $220.0 million, respectively, in outstanding borrowings under the Credit Facility. During the nine months ended March 31, 2018 the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.

Discussion of Cash Flows for the Nine Months ended March 31, 2018 and 2017
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$369,734	$274,211
Investing activities	(65,260)	(447,181)
Financing activities	(311,799)	160,371
Net decrease in cash and cash equivalents	$(7,325)	$(12,599)
Net cash provided by operating activities increased $95.5 million from the nine months ended March 31, 2017 to 2018 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses in the current period.
Net cash used in investing activities decreased $381.9 million from the nine months ended March 31, 2017 to 2018 driven by our $319.7 million acquisition of Innovatix and Essensa, our $64.5 million acquisition of Acro Pharmaceuticals and our $65.7 million investment in FFF during the prior period, partially offset by $48.0 million in proceeds from the sale of marketable securities during the prior period and a $13.4 million increase in capitalization of internally developed software in the current period.
Net cash provided by financing activities was $160.4 million for the nine months ended March 31, 2017 while net cash used in financing activities was $311.8 million for the nine months ended March 31, 2018. The change in cash flows provided by and used in financing activities was largely driven by $367.5 million of net borrowings under the Credit Facility in the prior period, partially offset by the $100.0 million settlement of exchange of Class B common units by member owners in the prior period and the $200.1 million used to repurchase Class A common stock under our stock repurchase program in the current period.
Discussion of Non-GAAP Free Cash Flow for the Nine Months ended March 31, 2018 and 2017
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$369,734	$274,211
Purchases of property and equipment	(65,260)	(51,892)
Distributions to limited partners of Premier LP	(66,098)	(67,363)
Non-GAAP Free Cash Flow	$238,376	$154,956
Non-GAAP Free Cash Flow increased $83.4 million from the nine months ended March 31, 2017 to 2018 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses and increased capitalization of internally developed software in the current period. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
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
Contractual Obligations
Notes Payable
At March 31, 2018, we had commitments of $7.2 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 8 - Debt in the accompanying condensed consolidated financial statements for more information.
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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2018, the interest rate for three-month Eurodollar Loans was 3.435%, the interest rate for six-month Eurodollar Loans was 3.575% and the interest rate for Base Rate Loans was 4.875%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2018, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2018.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program and other general corporate activities. During the nine months ended March 31, 2018, the Company repaid $50.0 million of borrowings and borrowed an additional $30.0 million under the Credit Facility. The Company had outstanding borrowings under the Credit Facility of $200.0 million at March 31, 2018. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. They may be renewed or extended at the option of the Company through the maturity date of the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2017 Annual Report. See also Note 8 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.
Member-Owner TRA
The Company entered into TRAs with each of our member owners. Pursuant to the TRAs, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc., cash or a combination of both. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
The Company had TRA liabilities of $250.7 million and $339.7 million at March 31, 2018 and June 30, 2017, respectively. The $89.0 million decrease was primarily attributable to the $177.2 million revaluation and remeasurement of TRA liabilities associated with the decrease in the U.S. federal corporate income tax rate as a result of the TCJA, partially offset by $67.5 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the period and $20.9 million associated with the revaluation and remeasurement of TRA liabilities due to a change in the allocation and realization of future anticipated payments.
Stock Repurchase Program
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock as part of a balanced capital deployment strategy, such repurchases to be made from time to time in private or open market transactions at the Company's discretion, in accordance with applicable federal securities laws. As of March 31, 2018, the Company completed its stock repurchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million.
Costs Associated with Exit or Disposal Activities
As part of our ongoing integration synergies and efforts to realign resources for future growth areas, we have implemented certain personnel adjustments, including a workforce reduction. More specifically, we finalized and committed to this course of action on February 2, 2018, and on February 5, 2018 we communicated to our employees that these personnel adjustments impacted approximately 75 positions (approximately 65 of which were related to the workforce reduction), or approximately 3% of total employees. The workforce reduction resulted in pre-tax cash restructuring charges, primarily relating to severance and transition assistance, of approximately $5.1 million in the third quarter ending March 31, 2018. The majority of employees impacted by these personnel adjustments were from our Performance Services segment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At March 31, 2018, we had $200.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At March 31, 2018, the interest rate for three-month Eurodollar Rate Loans was 3.435%, the interest rate for six-month Eurodollar Loans was 3.575% and the interest rate for Base Rate Loans was 4.875%.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that, due solely to the identification of a material weakness in our internal control over financial reporting as described in Part II, Item 9A of our 2017 Form 10-K that has not yet been fully remediated, our disclosure controls and procedures were not effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under “Remediation Plan”.
Remediation Plan
As disclosed in Part II, Item 9A of our 2017 Form 10-K, we identified a material weakness in our internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. Since that time, we have been implementing a remediation plan to address this material weakness. The remediation plan consists of augmenting the Company’s accounting resources, training, and implementing a more formal review and documentation process around the income tax accounting for complex, non-routine or infrequent transactions that may arise from time to time. Management believes that this remediation plan will strengthen our overall internal control over financial reporting and specifically with respect to complex, non-routine or infrequent transactions. Management is continuing to assess the sufficiency and expected effectiveness of our remediation efforts, and we may take additional measures or modify our internal control over financial reporting for these types of transactions.
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
Item 1A. Risk Factors
During the quarter ended March 31, 2018, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On October 31, 2017, we announced that our board of directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock, prior to June 30, 2018, as part of a balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases made of our Class A common stock through the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
January 1 through January 31, 2018	923,949	31.56	923,949	96
February 1 through February 28, 2018	1,634,520	32.27	1,634,520	43
March 1 through March 31, 2018	1,282,129	33.88	1,282,129	—
Total	3,840,598	$32.64	3,840,598	$—
(1) Average price paid per share excludes fees and commissions.
(2) From the stock repurchase program's inception through March 31, 2018, we purchased 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total of $200.0 million since the program's inception.

Item 5. Other Information
Stock Repurchase Program Authorization
On May 7, 2018, the Company announced that its Board of Directors has approved the repurchase of up to $250 million of the Company's Class A common stock during fiscal 2019 through open market purchases or privately negotiated transactions. In order to initiate the repurchase program, the Company expects to execute the necessary agreements and documentation with one or more financial institutions during the next open trading window under the Company’s insider trading policy, scheduled to occur shortly after the May 7, 2018 fiscal 2018 third quarter earnings call. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding number of shares of Class A common stock, if any, purchased under the program. The Company will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the SEC. See "Cautionary Note Regarding Forward-Looking Statements."

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 7, 2018	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer