Form 10-K
period 2018-06-30
Premier, Inc.
filed 2018-08-23
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2018
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,518.1 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 17, 2018, there were 53,271,621 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding and 79,519,233 shares of the Registrant's Class B common stock, par value $0.000001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders to be held on or about December 7, 2018 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

EXPLANATORY NOTE
This report represents the annual report for the fiscal year ended June 30, 2018 for Premier, Inc. (this "Annual Report"). On October 1, 2013, Premier, Inc. completed the initial public offering ("IPO") of its Class A common stock (the "Class A common stock"). Premier, Inc. is a holding company that was incorporated as a Delaware corporation on May 14, 2013 which, prior to the IPO, had no substantial assets and conducted no substantial activity except in connection with the IPO. Premier, Inc.'s primary asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. Premier, Inc. conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. Unless the context suggests otherwise, references in this Annual Report to "Premier," the "Company," "we," "us" and "our" refer to Premier, Inc. and its consolidated subsidiaries.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;

•	the terminability of member participation in our GPO programs with limited or no notice, or the failure of a significant number of members to renew their GPO participation agreements;

•	the rate at which the markets for our SaaS informatics products and services develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees that we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in or loans to businesses that we do not control, particularly early stage companies;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of "open source" software;

•	changes in pharmaceutical industry pricing benchmarks;

•
our inability to grow our integrated pharmacy business or maintain current patients due to increases in the safety risk profiles of prescription drugs or the withdrawal of prescription drugs from the market, or our inability to maintain and expand our existing base of drugs in our integrated pharmacy operations;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	changes in tax laws that materially impact our tax rate, income tax expense, cash flows or tax receivable agreement ("TRA") liabilities;

•	our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our existing long-term credit facility at maturity;

•	fluctuation of our quarterly cash flows, revenues and results of operations;

•
changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, collectively referred to as the "ACA";

•	our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that may be considered medical devices;

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our integrated pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules;

•	the terms of agreements between us and our member owners;

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

•	failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our lack of current plans to pay cash dividends on our Class A common stock;

•	the timing and number of shares of Class A common stock re-purchased by the Company pursuant to our current or any future Class A common stock repurchase program;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

•	the risk factors discussed under the heading "Risk Factors" in Item 1A herein.
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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as "Acro Pharmaceutical Services," "ASCEND," "Aperek," "CECity," "Essensa," "Healthcare Insights," "Innovatix," "Meddius," "MEMdata," "Premier," "PremierConnect," "PremierPro," "QUEST," "SYMMEDrx," "S2S Global," and "TheraDoc," which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
Item 1. Business
The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report.
Our Company
Premier, Inc., incorporated in Delaware on May 14, 2013, is owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, and by public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 165,000 other providers and organizations to transform healthcare, as of June 30, 2018. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of June 30, 2018, we were controlled by 163 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2018, the Class A common stock and Class B common stock represented approximately 40% and 60%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock is held beneficially by our member owners and all of our Class A common stock is held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information).
As a member-owned healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with our member hospitals, health systems and other healthcare organizations. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical proprietary data and encourages member participation in the development and introduction of new Premier products and services. Our interaction with our members provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly within the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise and customer engagement required to accelerate innovation, provide differentiated solutions and facilitate growth.
We seek to address challenges facing healthcare providers through our comprehensive suite of solutions that we believe:

•	improve the efficiency and effectiveness of the healthcare supply chain;

•	deliver improvement in cost, quality and safety;

•	innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations; and

•	utilize data and analytics to drive increased connectivity, and clinical, financial and operational improvement.
Our business model and solutions are designed to provide our members with access to scale efficiencies while focusing on optimization of information resources and cost containment, derive intelligence from our anonymized data provided by our members in our data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management and manage our business through two reportable business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our GPO, integrated pharmacy offerings and direct sourcing activities. The Performance Services segment includes our SaaS informatics products, collaboratives, consulting services, government services and insurance management services businesses.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.5% per year for the period 2017-2026, reaching 19.7% of gross domestic product, or GDP, by 2026. According to data from the 2016 American Hospital Association's Annual Survey, published in the 2018 edition of the AHA Hospital Statistics™, there were approximately 4,800 U.S. community hospitals with approximately 780,300 staffed beds in the United States. Of these acute care facilities, approximately 3,200 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2017 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were approximately 645,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities, further developing and enhancing integrated delivery networks.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be approximately $1.2 trillion, or approximately 32% of total healthcare expenditures, in 2018. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent between 20% and 30% of a hospital's budget according to Booz & Company. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies and pharmaceuticals, appropriate resource utilization and increased operational efficiency.
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
Healthcare Performance Services Industry
Legislative reform, unsustainable cost trends, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. In 2015, the Department of Health and Human Services (HHS) announced its goals for aligning future Medicare payments with quality and value, including setting goals to shift up to 50% of Medicare fee-for-service payments to alternative payment models (APMs), such as accountable care organizations (ACOs) or bundled payment arrangements by the end of 2018. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs. Even with the possibility of the ACA's repeal, replacement or modification, this movement has continued, although at a slower pace more recently. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and population-based healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current performance, identify opportunities for improvement and manage population health risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. Similarly, the advisory services business is growing rapidly in the areas of business model strategy and redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.

Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2018, our members included more than 4,000 U.S. hospitals and health systems and approximately 165,000 other providers and organizations. Approximately 400 individuals, representing approximately 140 of our U.S. hospital members, sit on 25 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, ten senior executives from our U.S. hospital member owner systems currently serve on our Board of Directors. Other than GNYHA Services, Inc. ("GNYHA") and its member organizations, which accounted for 7%, 7% and 9% of our net revenue in the fiscal years ended June 30, 2018, 2017 and 2016, respectively, no individual member or member owner systems accounted for more than 5% of our net revenue in such periods. Total GPO purchasing volume by all members participating in our GPO was approximately $60 billion and $56 billion for the calendar years 2017 and 2016, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2018	2017	2016	3 Year Average
GPO retention rate (a)	98%	99%	97%	98%
SaaS institutional renewal rate (b)	97%	95%	92%	95%

(a)
The GPO retention rate is calculated based upon the aggregate purchasing volume among all members participating in our GPO for such fiscal year less the annualized GPO purchasing volume for departed members for such fiscal year, divided by the aggregate purchasing volume among all members participating in our GPO for such fiscal year.

(b)
The SaaS institutional renewal rate is calculated based upon the total number of members that have SaaS revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS revenue in the same period of the prior year.

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
Group Purchasing.    Our national portfolio of approximately 2,400 contracts with approximately 1,300 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
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
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute care and alternate site settings. More specifically, our Premier Alternate Site Program, one of the largest in the United States covers over 80 classes of trade with approximately 165,000 members as of June 30, 2018, and includes the following:
Premier Continuum of Care.    Key classes of trade include long-term care and senior living, ambulatory care, first responders and emergency medical services, home health, imaging centers and surgery centers. Our Premier Alternate Site GPO members have access to nearly all of our GPO supplier contracts, including medical and surgical products, pharmaceuticals, laboratory supplies, facilities and construction, capital equipment, information technology, food and nutritional products and purchased services, as well as additional GPO supplier contracts accessed through our consolidated subsidiaries, Innovatix, LLC ("Innovatix") and Essensa Ventures, LLC ("Essensa").
Premier Business and Industry.    Key classes of trade include non-healthcare entities, such as education (e.g., K-12 schools, colleges and universities, and early childhood education), hospitality, recreation (e.g., stadiums, parks and fairgrounds) and employee food programs. Our Premier Business and Industry members have access to nearly all of our GPO supplier contracts including food service, facilities products and services, information technology and administrative services.
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
Managed Services.   Our managed services line of business is a fee for service model created to perform supply chain related services for members, including contract negotiation and administration, claims data and rebate processing and evaluation of current pharmacy formulary and utilization services provided in partnership with a national pharmacy benefit manager.

SaaS Informatics Products.   Members of our GPO have access to certain components of our PremierConnect Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below under "Our Business Segments - Performance Services".
ASCEND® Collaborative. Our ASCEND® Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the collaborative. Through our ASCEND® Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2018, approximately 1,000 U.S. hospital members, which represent approximately 121,000 hospital beds, participated in our ASCEND® Collaborative. These hospital member participants have identified approximately $397.0 million in additional savings as compared to their U.S. hospital peers not participating in ASCEND® since its inception in 2009. For calendar year 2017, these member participants had approximately $19.4 billion in annual supply chain purchasing spend.
Performance Services
Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and consulting services. We believe we are one of the largest informatics and consulting services businesses in the United States focused on healthcare providers, professional associations, pharmaceutical companies and device manufacturers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our Performance Services segment includes our PremierConnect® technology offerings, consulting services, collaboratives, government services and insurance management services, as follows:
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

PremierConnect Enterprise Analytics. The PremierConnect Enterprise Analytics domain enables health systems and providers to leverage integrated analytics across all of Premier's subject matter expertise. This solution includes integrating a member's custom data into a hosted and integrated data warehouse and analytics platform. This solution provides data acquisition, management and governance capabilities for health systems and extends this capability to research, life sciences and value-based care programs.
Consulting Services:
Our consulting services, provided through Premier Performance Partners, seek to drive change and improvement in cost reduction, quality of care and patient safety, and prepare our members to succeed in a population health environment. We use an income statement method to address every area affecting the member's bottom line, finding opportunities in both revenue enhancement and expense management. Premier Performance Partners offers expertise and capabilities in the following areas: care coordination and physician engagement, clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items (PPI), reform readiness assessment, clinical integration and population health operations and analytics, purchased services assessment, revenue cycle management and recovery audit contractor (RAC) readiness, service line improvement, strategic and business planning and supply chain transformation.
We provide a data-driven approach and expertise to deliver targeted results in reducing costs, increasing margin and improving quality. Using various specialists and consultants, we provide wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using our informatics tools and applications, these clinical performance partners mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts typically lasting from less than a year to five years in duration.
Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST® Collaborative (QUEST®), we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. QUEST® builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to U.S. hospitals for high quality in several clinical areas and reported quality data on its website. The Quest collaborative currently targets improvements in the following domains: evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate U.S. hospital use and community health. Historically, there were approximately 350 participating U.S. hospitals in the QUEST® 3.0 Collaborative, which sunset on December 31, 2016. In January 2017, we launched the QUEST® 2020 collaborative, which was expanded to include additional focus areas, and which will continue to operate for the next three years. As of June 30, 2018, there were approximately 220 U.S. hospitals that have signed up for the QUEST® 2020 collaborative and that are working together to utilize our SaaS informatics products to develop highly standardized quality, safety and cost metrics. QUEST® seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists elsewhere today. We believe that our members who participate in QUEST® are better prepared to deal with evolving and uncertain healthcare reform requirements and, by improving in the domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members' Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members. As of June 30, 2018, we had over 106 U.S. hospitals participating in our Bundled Payment Collaborative.
The Population Health Management Collaboratives. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value based care and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2018, we had over 500 U.S. hospitals in 41 states, participating in our PHM Collaborative.
Hospital Improvement Innovation Network (formerly Partnership for Patients Collaborative). In September 2016, CMS awarded us a Partnership for Patients ("PfP") Hospital Improvement Innovation Network ("HIIN") contract to continue our prior Hospital Engagement Network efforts. The PfP initiative is a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form PfP to decrease preventable hospital-acquired conditions and readmissions. Our HIIN serves as a live learning lab for hospitals and utilizes HIIN partners to accelerate improvement efforts throughout multiple healthcare areas. As of June 30, 2018, we had approximately 500 U.S. hospitals participating in our HIIN collaborative.
Data Alliance Collaborative. A group of the nation's leading health systems have launched the Data Alliance Collaborative to ensure that healthcare providers have the technology and analytics in place to improve quality and lower costs. These forward-thinking providers are working together with Premier to disrupt the way healthcare information technology is developed. Data Alliance Collaborative members are using integrated data (e.g., clinical, claims, labor, supply chain, administrative, financial, patient experience, genomics, etc.) to develop new insights and answer the complex questions driven by the transformation to population-based care. They are innovating collaboratively to meet their current needs and are creating the conceptual and technical foundation that enables them to respond nimbly to an uncertain future. As of June 30, 2018, our Data Alliance Collaborative included 12 integrated data networks encompassing over 300 U.S. hospitals.
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
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs and through product sales in connection with our integrated pharmacy and direct sourcing activities. Our Performance Services segment has three main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives and (iii) professional fees for our consulting services.
Supply Chain Services
Pursuant to the terms of GPO participation agreements entered into by the member owners (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information), each of the member owners generally receives revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. In addition, our two largest regional GPO member owners, which represented an aggregate of approximately 14% of our gross administrative fees revenue for the year ended June 30, 2018, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with such member owner's Premier GPO participation agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us. Subject to certain termination rights, these GPO participation agreements have five-year renewable terms, although our two largest regional GPO member owners have entered into agreements with seven-year renewable terms. GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (in the case of five-year agreements executed at the time of our IPO), or sixth anniversary (in the case of seven-year agreements executed at the time of our IPO), of the commencement of the then-current term, that such member owner does not want the GPO participation agreement to automatically renew upon the expiration of the then-current term. As of the date of this Annual Report, approximately 96% of our fiscal 2018 net administrative fees revenue associated with existing members is covered by GPO participation agreements that have been renewed or extended at the same or similar economics, or initially had terms longer than five years. We continue to work with the few remaining member owners with initial five-year terms that have not yet renewed or extended their GPO participation agreements to achieve renewal or extension of those agreements at the same or similar economics on or before September 30, 2018.

The terms and conditions of certain GPO participation agreements vary as a result of provisions in our pre-IPO arrangements with member owners that conflict with the provisions of our standard GPO participation agreements and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements at the time of the IPO with certain terms and conditions that vary from the standard form. The agreements were approved by the member agreement review committee of our Board of Directors, based upon regulatory constraints, pending merger and acquisition activity or other exigent circumstances affecting those member owners. Certain non-owner members operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we generally provide to our member owners under the current GPO participation agreements.
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
Performance Services
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for consulting and government services, and insurance services management fees and commissions from group-sponsored insurance programs.
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
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied. Fees are based either on time and materials or the savings that are delivered.
Sales
We conduct sales through our embedded field force, our dedicated national sales team and our Premier Performance Partners consultants, collectively comprised of approximately 600 employees as of June 30, 2018.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2018, our field force was deployed to six geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.

Our sales team provides national sales coverage for establishing initial member relationships and works with our field force to increase sales to existing members. Our regional sales teams are aligned with the six regions in our field force model.
Our Premier Performance Partners team identifies and targets consulting engagements and wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs.
Intellectual Property
We offer our members a range of products to which we have appropriate intellectual property rights, including online services, best practices content, databases, electronic tools, web-based applications, performance metrics, business methodologies, proprietary algorithms, software products and consulting services deliverables. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, domain names and other intellectual property rights that, in the aggregate, are of material importance to our business.
We protect our intellectual property by relying on federal, state and common law rights, as well as contractual arrangements. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
Research and Development
Our research and development, or R&D, expenditures primarily consist of our strategic investment in internally-developed software to develop new and enhance existing SaaS informatics products offerings and new product development in the areas of cost management, quality and safety and value based care. We expensed $1.4 million, $3.1 million and $2.9 million for R&D activities for fiscal years 2018, 2017 and 2016, respectively, and capitalized software development costs of $74.9 million, $66.6 million and $61.0 million for fiscal years 2018, 2017 and 2016, respectively. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Information Technology and Cybersecurity Risk Management
We rely on digital technology to conduct our business operations and engage with our members and business partners. The technology we, our members, and business partners use grows more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Through a risk management approach that continually assesses and improves our Information Technology (IT) and cybersecurity risk deterrence capabilities, our Information Security and Risk Management groups have formed a functional collaboration to provide leadership and oversight when managing IT and cybersecurity risks.
Through a combination of Governance, Risk and Compliance (GRC) resources, we have significantly improved our capability to (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to secure that the appropriate risk management standards are met, (iii) better ensure essential business functions remain available during a business disruption, and (iv) monitor and continually develop and update response plans to address potential weaknesses and IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations. We also maintain an operational security function that has a real time 24x7x365 response capability that triages incident management and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see “Item 1A. Risk Factors-We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.”
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
The primary competitors to our Supply Chain Services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and on-line retailers in this segment. Our integrated pharmacy competes with Accredo (owned by Express Scripts Holding Co.), BriovaRx, CVS Caremark Specialty Pharmacy (owned by CVS Health Corporation), Diplomat

Pharmacy, Walgreens Specialty Pharmacy and many smaller local specialty pharmacies. Finally, our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Cerner Corporation, Epic Systems Corporation, Health Catalyst, LLC, IBM Corporation, Infor, Inc., McKesson Corporation and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc.
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
Affordable Care Act (ACA)
The ACA is a sweeping regulatory measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of healthcare services. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Ongoing uncertainty regarding implementation of certain aspects of the ACA makes it difficult to predict the impact the ACA or state law proposals may have on our business. The Trump administration and Republican majorities in both houses of Congress have attempted, and may in the future attempt, to repeal, replace, modify or delay implementation of the ACA through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"), which eliminates the individual insurance mandate beginning in 2019.  On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling the ACA through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” In June 2017, the House of Representatives passed legislation to repeal and replace the ACA, however in July 2017, the Senate rejected legislation to repeal and replace the ACA.  Any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business.
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
Privacy and Security Laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as "protected health information." The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. In addition to following these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the HIPAA Privacy Rule. In addition, the HIPAA Security Rule establishes administrative, organizational, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries, media outlets and HHS when there has been an improper use or disclosure of protected health information.
Our integrated pharmacy, our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." From time to time, as part of our integrated pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members, we are a "business associate" of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into "business associate agreements" with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

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
Employees
As of June 30, 2018, we employed approximately 2,200 persons, approximately 41% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.
Available Information
We file or furnish, as applicable, annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy the documents that we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain further information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also inspect these reports and other information without charge at a website maintained by the SEC. The address of this site is https://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.
We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), Instagram (https://instagram.com/premierha), and Premier's blog (http://www.actionforbetterhealthcare.com).
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
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition.” The primary competitors for our Supply Chain Services segment are other national and regional GPOs, including in certain cases GPOs owned by healthcare providers. Our integrated pharmacy competes both with large national pharmacies and smaller local specialty pharmacies. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities, and includes information technology providers and consulting and outsourcing firms.
With respect to our products and services in both segments, we compete on the basis of several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors have larger scale, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our members and potential new members.
We also compete on the basis of price in both of our segments. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement and financial stress experienced by our members. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. In this competitive environment, we cannot be certain that we will be able to retain our current members or expand our member base. If we do not retain current members or expand our member base, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare services industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if new competitors were to enter the healthcare space, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members' organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or hospital system is a member of a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
We may experience significant delays in recognizing revenue or increasing revenue if the sales cycle or implementation period with potential new members takes longer than anticipated.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing members. The evaluation and purchasing process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members' internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our ability to recognize revenue from the sale of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in accounting standards that impact revenue recognition, such as Revenue from Contracts with Customers (Topic 606), could adversely impact our ability to recognize revenue consistent with our historical practices and could have a material adverse effect on our business, financial condition and results of operations.
We are nearing completion of our assessment and are still in the process of quantifying the impact of the new the accounting standard, Revenue from Contracts with Customers (Topic 606), on our consolidated financial statements. Based on this assessment through the date of this Annual Report, we believe that the impact on our consolidated financial statements could be material. However, due to the inherent complexity of our revenue recognition across our lines of business, we continue to evaluate all potential impacts of the new standard and are concurrently refining our business processes, systems and internal controls necessary to support our accounting, reporting and disclosure requirements. Accordingly, a significant amount of work remains as we finalize our implementation, and any preliminary assessment is subject to change. We may experience a material adverse impact on our ability to recognize revenue consistent with our historical practices which could have a material adverse effect on our business, financial condition and results of operations.
Member participation in our GPO programs may be terminated with limited or no notice and without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
We entered into new GPO participation agreements with all of our member owners existing immediately prior to the completion of our IPO on October 1, 2013. These GPO participation agreements are generally for an initial five-year term, although our two largest regional GPO member owners have entered into agreements with seven-year terms. These GPO participation agreements are generally terminable at any time by either party, upon one year's prior written notice, in addition to being terminable for cause. In addition, our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (in the case of five-year agreements), or sixth anniversary (in the case of seven-year agreements), of the then-current term, that such member owner does not want the GPO participation agreement to automatically renew upon the expiration of the then-current term. As of the date of this Annual Report, approximately 96% of our fiscal 2018 net administrative fees revenue associated with existing members is covered by GPO participation agreements that have been renewed or extended at the same or similar economics, or initially had terms longer than five years. We continue to work with the few remaining member owners that have not yet renewed or extended their GPO participation agreements to renew or extend their GPO participation agreements at the same or similar economics on or before September 30, 2018. There can be no assurance that the members with initial five-year terms that have not renewed or extended their initial agreements, or the members with initial seven-year terms, will ultimately extend or renew their GPO participation agreements. Failure of these members to extend or renew their GPO participation agreements may have a material adverse impact on our revenue and results of operations.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services; a failure in any of these areas may result in the loss of members. In addition, members may seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans, their acquisition, or economic conditions in general. When contracts are reduced, canceled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.

We derive a significant portion of our revenues from our largest members, some of which are also GPOs that serve our members.
Our top five members, all of which are participants in our group purchasing programs, comprised approximately 14% of our consolidated net revenues for the year ended June 30, 2018, while our two largest regional GPO member owners represented approximately 14% of our gross administrative fee revenues for the year ended June 30, 2018. Additionally, our largest member, GNYHA and its member organizations, comprised approximately 7% of our consolidated net revenues for the same period. The sudden loss of any significant member or a number of smaller members that are participants in our group purchasing programs could materially and adversely affect our operating results. In addition, certain of our significant members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our Supply Chain Services segment and could materially and adversely affect our operating results.
The markets for our SaaS informatics products and services may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
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

•
an acquired company's general information technology controls or their legacy third-party providers may not be sufficient to prevent unauthorized access or transactions, cyber-attacks or other data security breaches;

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
Our business and growth strategy also includes non-controlling investments in or loans to other businesses. In the event the companies we invest in or provide loans to do not perform as well as expected, we could experience the loss of some or all of the value of our investment or loan, which loss could adversely impact our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. To the extent we invest in or lend money to a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment or loan. Occasionally, current and future investments are, and will be, made on a non-controlling basis, in which case we have limited ability to influence the financial or business operations of the companies in which we invest. If our investment or loan loses value, we may be required to write down or write off our investment or loan, or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items and not have a material impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock.
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
From time to time, we have been named as a defendant in antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products or to limit the plaintiff’s choice of products to buy. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
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
Moreover, our internal data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we have migrated the majority of our data center operations to a third-party data-hosting facility. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
If our security measures are breached or fail and unauthorized access to a member's data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur significant liabilities.
Our services involve the web-based storage and transmission of members' proprietary information, personal information of employees and protected health information of patients. From time to time we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer and we could face damages for contract breach, penalties and fines for violation of applicable laws or regulations and significant costs for notification to affected individuals, remediation and efforts to prevent future occurrences.

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
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.
We expend significant capital to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer viruses, worms, malware, ransomware and other malicious software programs to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential members.
While we provide our employees training and regular reminders on important measures they can take to prevent breaches, we often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
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
To date, we are not aware of having experienced a material cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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
Changes in pharmaceutical industry pricing benchmarks could materially impact our financial performance.
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

Our net revenues and profitability may be negatively impacted and our ability to grow our specialty pharmacy operations could be limited if we do not maintain and expand our existing base of drugs, if we lose patients, if manufacturers limit or cease doing business with us, or as a result of increased competition or cuts in governmental programs, payer coverage or reimbursement rates.
Our specialty pharmacy business faces intense competition, both in terms of access to drugs and prescription volume. We dispense significant volumes of brand-name and generic drugs from our specialty pharmacies. Our specialty pharmacy business focuses on complex and high-cost medications that serve a relatively small patient population. Accordingly, our future growth relies, in part, on maintaining and expanding our base of drugs or penetration in certain disease states. Sales volumes at our specialty pharmacy could also be negatively impacted due to increases in the safety/risk profiles or manufacturing issues of specific drugs, product withdrawals by manufacturers or transitions to over-the-counter products. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes may decline. Any loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
The financial success of our specialty pharmacy business also depends, in part, on the extent to which we have payer coverage (e.g., from governmental health programs, private health insurers, managed care plans and other third-party payers) that allows us to be reimbursed for the specialty drugs that we dispense to our patients. If third-party payers do not approve our specialty drugs for reimbursement or fail to reimburse for them adequately, we may experience reduced demand for such drugs. Some payers charge certain direct and indirect remuneration fees ("DIR fees"), often calculated and charged several months after adjudication of a claim, which may adversely impact our profitability. DIR fees is a term used by CMS to address price concessions that ultimately impact the prescription drug costs of Medicare Part D plans, but are not captured at the point of sale. In addition, industry trends may result in health plans contracting with a single provider for specialty pharmacy services and manufacturers limiting their business with regional providers of these services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business, financial condition and results of operations could be adversely affected.
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
A substantial portion of the manufacturing for our direct sourcing activities is conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China as well as trade disputes between China and the United States. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources. Additionally, the facilities in China with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, and rising labor costs as a result of minimum wage laws, scheduling and overtime requirements.
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
Continued economic and political conditions in the United States could result in changes in U.S. tax laws beyond those enacted in connection with the TCJA on December 22, 2017. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, TRA liabilities, income tax expense, results of operations, cash flows, and profitability.
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
If we cannot refinance or replace our existing credit facility at maturity, it would have a material adverse effect on our ability to fund our ongoing cash requirements. Our indebtedness could adversely affect our business and our liquidity position.
We have a five-year $750 million unsecured revolving credit facility, which includes an accordion feature granting us the ability to increase the size of the facility by an additional $250 million on terms and conditions mutually acceptable to the parties. As of June 30, 2018, we had $100.0 million outstanding under this credit facility. Our current credit facility matures on June 24, 2019 and any outstanding indebtedness would be payable on or before that date. We expect to commence negotiations to refinance or replace our current credit facility during the first half of fiscal 2019. However, any refinanced or replacement credit facility may not be available on terms favorable to us, or at all. If we are not able to refinance or replace our existing credit facility or do so on acceptable terms, it would have a material adverse effect on our ability to fund our primary cash requirements, including ongoing business operations, capital expenditures, discretionary cash settlements of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock under our current and future, if any, stock repurchase programs and acquisitions and related business investments.
Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our other debt obligations;

•	limit our ability to obtain additional financing to operate our business;

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

Our existing unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the credit facility includes cross-default provisions and requires us to meet specified financial ratios and tests. We expect any refinanced or replacement credit facility to contain substantially similar restrictive and financial covenants. In addition, any debt securities we may issue in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.
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
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of the Class A common stock could decline substantially. In addition, any adverse impacts on the Class A common stock may harm the overall reputation of our organization, cause us to lose members and impact our ability to raise additional capital in the future.
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
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly, as well as our ability to increase the number of programs and services that we sell to our members and other customers. The life sciences and healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, tariffs, new quality measurement and payment models, modification or elimination of applicable regulatory safe harbors, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.
In March 2010, President Obama signed into law the ACA. The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. The ACA set the industry moving in a clear direction on access to health insurance, payment, quality and cost management. The 2016 election of Donald Trump with unified Republican control of government has caused a significant re-direction of government policy and resulting uncertainty. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA. While efforts to repeal and replace the ACA failed to pass the Senate in 2017, continued regulatory changes impact the direction of the law, which impact both our member healthcare providers and our business. This uncertainty as to the law's future, or the possible amendment or replacement of the law in the future, could adversely affect our business. Moreover, the Trump administration continues to advance new reforms related to value-based payment, the physician payment system, 340B, drug pricing, tariffs and the structure of healthcare regulation, which are apart from changes to the ACA. Taken together, this environment has created significant uncertainty on the overall outlook for the ACA, directions in state laws that also impact healthcare providers, as well as new regulatory challenges. Taken together, this environment is creating risks for healthcare providers and our business that could adversely affect our business and financial performance.
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
Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Although certain statutory and regulatory safe harbors exist, these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud and abuse. We cannot assure you that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
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
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after January 29, 2018 are from $11,181 to $22,363 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the 2010 healthcare reform legislation, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
These laws and regulations may change rapidly and it is frequently unclear how they apply to our business. Errors in claims submitted by our specialty pharmacies and pharmacy benefits management businesses, as well as errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information by our members may be determined or alleged to be in violation of these laws and regulations. Any failure of our businesses or our products or services to comply with these laws and regulations, or the assertion that any of our relationships with suppliers or members violated the Anti-Kickback Statute and therefore caused the submission of false or fraudulent claims, could (i) result in substantial civil or criminal liability, (ii) adversely affect demand for our services, (iii) invalidate all or portions of some of our member contracts, (iv) require us to change or terminate some portions of our business, (v) require us to refund portions of our services fees, (vi) cause us to be disqualified from serving members doing business with government payers, and (vii) have a material adverse effect on our business, financial condition and results of operations.
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
Complex international, federal and state, as well as international, privacy, security and breach notification laws may increase the costs of operation and expose us to civil and criminal government sanctions and third-party civil litigation.
We must comply with extensive federal and state requirements regarding the use, retention, security and re-disclosure of patient/beneficiary healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and complex requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information.” The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organization, physical and technical safeguards to protect the privacy, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of protected health information.
Our specialty pharmacy business, our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” From time to time, as part of our integrated pharmacy business, certain of our affiliates act as business associates of retail and other pharmacies in connection with co-branding initiatives. As such, we are subject to HIPAA and other risks discussed herein associated with being a business associate. Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members, we are a “business associate” of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act of 2009 and Omnibus Rule in March 2013, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any acquisition, access, use or disclosure of protected health information not permitted under the Privacy Rule requires notice to affected patients/beneficiaries and HHS.
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
In addition to our obligations under HIPAA there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving protected health information, which is not uniformly defined amongst the breach notification laws. Organizations must review each state's definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called “sensitive” health information, such as mental health, genetic testing results or HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
The recent implementation of the General Data Protection Regulation ("GDPR") on May 25, 2018, a regulation in European Union ("EU") law on data protection and privacy for all individuals within the EU and the European Economic Area ("EEA"), can affect our obligations on the receipt, storage and use of protected health information attributed to individuals residing in the EU and EEA. GDPR applies to all enterprises, regardless of location, that are doing business in the EU, or that collect and analyze data tied to EU and EEA residents in connection with goods/services offered to such individuals. Some of our products and solutions are accessible internationally and such services collect protected health information attributed to EU and EEA individuals when they engage in the use of our products and solutions. GDPR requires stringent technical and security controls surrounding the storage, use and disclosure of protected health information, including the right to revoke consent to use, maintain, share or identify the individual through their protected health information. GDPR is a regulation, not a directive; therefore it does not require national governments to pass any enabling legislation and is directly binding and applicable. Sanctions under GDPR for violations of certain provisions range from a warning in writing to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year for that organization, whichever is greater.
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

•
comply with various FDA regulations, including the agency’s quality system regulation, medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations, corrections and removal reporting regulations, and post-market surveillance regulations.

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
Risks Related to Our Structure
Premier, Inc. is a holding company with no material business operations of its own, and it depends on distributions from Premier LP to pay taxes, make payments under the TRAs, make share repurchases of, and pay any cash dividends, if declared, on our Class A common stock.
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
In addition, pursuant to the GPO participation agreements, Premier LP generally is contractually required to pay each member owner a 30% revenue share, and pay other designated revenue shares to some members, of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO participation agreements and contracts.
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.'s liquidity and financial condition could be materially and adversely affected. In addition, our ability to purchase Class A common shares under our current or any future share repurchase program is dependent on Premier LP’s ability to make distributions to Premier, Inc. Furthermore, the declaration and payment of future dividends by us, if any, will be at the discretion of our Board of Directors and will depend on, among other things, financial results and cash flows from Premier LP's operations, our strategic plans and such other factors as our Board of Directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.
Different interests among our member owners or between our member owners and us, including with respect to related party transactions, could prevent us from achieving our business goals.
A majority of our Board of Directors is comprised of directors and executive officers of our member owners. Certain of our member owners could have business interests that may conflict with those of the other member owners, which may make it difficult for us to pursue strategic initiatives that require consensus among our member owners.
In addition, our relationship with our member owners, who are both our members and who, in the aggregate, own a significant percentage of our common stock and the units of Premier LP, could create conflicts of interest among the member owners, or between the member owners and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our member owners. In addition, conflicts of interest may arise among the member owners based on certain allocations of net profits that the member owners may receive in proportion to their relative participation in our products and services. Except as set forth in the TRAs, the GPO participation agreements and the LP Agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a member owner or between member owners. If we are unable to resolve any actual or potential conflicts between us and a member owner, or if we are forced to resolve one or more conflicts on terms that are less favorable to us than if we were negotiating with an unaffiliated party, we may experience a material adverse effect on our business operations, financial condition and results of operations.
Our member owners are able to exercise significant control over us, including through the election of all of our directors.
A majority of the members of our Board of Directors are employees of member owners. In addition, our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Class B common stock, giving them control of approximately 60% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2018. Our member owners also own, from time to time, shares of our Class A common stock, thereby further increasing their aggregate voting power. Pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement"), the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, our member owners have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of or significantly influence substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our Board of Directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
In addition, at June 30, 2018 our member owners owned 100% of our outstanding Class B common units, representing approximately 60% of the outstanding partnership units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the TRAs and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners' tax or other considerations even where no similar benefit would accrue to us or our stockholders.
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
Assuming that Premier is able to timely realize anticipated tax benefits of tax basis adjustments from our IPO and subsequent exchanges, the future aggregate amount of payments to be made by the Company to the member owners is approximately $255.1 million as of June 30, 2018. Pursuant to the TRAs, payments are due to member owners to the extent that the Company recognizes the tax benefits attributable to the initial purchase of Class B common units from the member owners in conjunction with the IPO and subsequent quarterly exchanges between the Company and its member owners.
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
The LP Agreement provides for the allocation of retained income to the limited partners of Premier LP, in part, according to the number of units owned rather than relative participation of the limited partners. A member owner that is a tax-exempt limited partner of Premier LP whose relative Class B common unit ownership is high compared to its relative participation may conclude, based on an analysis of its own facts and circumstances, that it has more federal unrelated business taxable income ("UBTI"), or the state equivalent thereof, subject to tax than it had reported in the past, or may be at increased risk that the Internal Revenue Service, or IRS, or a state taxing authority will seek to increase the amount of income reported by the tax-exempt limited partner as UBTI. Further, the LP Agreement provides for the allocation of distributed income to be adjusted based on facts and circumstances as are determined appropriate by Premier GP. Such adjustments may also increase the amount of income reported by certain tax-exempt limited partners as UBTI. In addition, Premier LP's activities are subject to examination by various taxing authorities in the normal course, and such examinations could result in interpretations of applicable tax laws that would cause tax-exempt limited partners to recognize additional amounts of UBTI. Further, the TCJA enacted law changes to UBTI, whereby UBTI losses of one activity cannot offset UBTI income of another activity. The reporting of UBTI from Premier LP thus cannot offset any UBTI reported by the limited partners of Premier LP. Any increase in UBTI may cause a limited partner to leave Premier LP, which could have an adverse effect on our business, financial condition and results of operations.
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

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	do not permit stockholders to take action by written consent other than during the period in which we qualify as a “controlled company” within the meaning of NASDAQ rules;

•	provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chair of our Board or the chief executive officer;

•	require advance notice to be given by stockholders of any stockholder proposals or director nominees;

•	require a super-majority vote of the stockholders to amend our certificate of incorporation; and

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
Risks Related to Our Class A Common Stock
If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, we may determine that our prior financial statements are not reliable, or we may be required to expend significant financial and personnel resources to remediate any weaknesses, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In connection with the preparation of our 2017 Form 10-K, we identified a material weakness in our internal control over financial reporting related to the income tax accounting for complex, non-routine or infrequent transactions. During fiscal 2018, we implemented a remediation plan to address this material weakness that consisted of augmenting our accounting resources, training, and implementing a more formal review and documentation process around the income tax accounting for complex, non-routine or infrequent transactions that may arise from time to time. In addition to the costs associated with identifying the weakness and amending previously reported financial statement, our remediation plan required us to expend significant financial and personnel resources to remediate the weaknesses.
Our future evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to (i) be unable to report our financial information on a timely basis or (ii) determine that our previously issued financial statements should no longer be relied upon because of a material error in such financial statements, and thereby result in adverse regulatory consequences, including sanctions by the SEC, violations of NASDAQ listing rules or stockholder litigation. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
The substantial number of shares of Class A common stock that will be eligible for sale upon exchange of Class B common units by our member owners in the near future could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale by our member owners will have on the market price of our Class A common stock from time to time. At June 30, 2018, we had 52,761,177 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our

Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.
At June 30, 2018, there were 80,335,701 Class B common units of Premier LP outstanding. In connection with the IPO, Premier, Inc., Premier LP and the member owners entered into an Exchange Agreement. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the Exchange Agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Audit and Compliance Committee of our Board of Directors, subject to certain restrictions. This exchange right can generally be exercised on a quarterly basis (subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP). In November 2014, we filed a registration statement with the SEC that registered under the Securities Act the resale of shares of Class A common stock received under the Exchange Agreement and, accordingly, any Class A common shares exchanged for Class B common units would generally be freely tradeable. On October 31, 2018, the fifth tranche of Class B common units, representing 15,217,987 units, will become eligible for exchange. Including Class B common units already eligible for exchange as of the date of this Annual Report, a cumulative amount of 48,973,436 Class B common units are expected to be eligible for exchange on October 31, 2018. Exchange of a substantial amounts of these Class B common units for shares of our Class A common stock and/or the subsequent sale of such Class A common stock, or the perception that such exchanges and/or sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult.
We do not have current plans to pay any cash dividends on our Class A common stock in the foreseeable future.
Although we continually evaluate the best use of capital to deliver shareholder return, we have not historically and do not have current plans to pay any dividends on our Class A common stock. Payments of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.
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

As of June 30, 2018, we also occupy and lease smaller facilities in the following locations: El Segundo, California; San Diego, California; Washington, D.C.; Plantation, Florida; McHenry, Illinois; Overland Park, Kansas; New York, New York; Raleigh, North Carolina; Homestead, Pennsylvania; Sharon Hill, Pennsylvania; Memphis, Tennessee; College Station, Texas; Salt Lake City, Utah; and Charlottesville, Virginia. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present needs.

We generally conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. See Note 20 - Commitments and Contingencies to the accompanying audited consolidated financial statements for more information about our operating leases.
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
From time to time we have been named as a defendant in antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products and operators of GPOs, including us, to deny the plaintiff access to a market for its products or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that such matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 20 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "PINC." Our Class B common stock is not publicly traded. The following table sets forth, for the periods indicated, the high and low prices of our Class A common stock on the NASDAQ.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2018
Fourth Quarter	$37.25	$28.81
Third Quarter	$35.10	$29.07
Second Quarter	$35.06	$27.16
First Quarter	$36.50	$30.87

Fiscal Year Ended June 30, 2017
Fourth Quarter	$36.28	$31.42
Third Quarter	$32.86	$29.15
Second Quarter	$32.79	$28.27
First Quarter	$34.35	$30.61
Holders
Based on the records of our Class A common stock transfer agent, as of August 17, 2018, there were 53,271,621 shares of our Class A common stock issued and outstanding, held by 32 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 17, 2018, 79,519,233 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Class B common stock voting trust and beneficially owned by our 163 member owners.
Dividend Policy
We did not pay any dividends during the fiscal years ended June 30, 2018 and 2017. Although we continually evaluate the best use of capital to deliver shareholder return, we have not historically and do not have current plans to pay any dividends on our Class A common stock. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant. Our current credit facility includes restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2018 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Equity Compensation Plan Information, incorporated herein by reference.
Purchases of Equity Securities
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock during fiscal 2018 as part of a balanced capital deployment strategy. During the third quarter of fiscal 2018, the Company completed its 2018 stock repurchase program and no purchases were made during any month of the fourth quarter of fiscal 2018. During fiscal 2018, we purchased an aggregate of approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million under our fiscal 2018 stock repurchase program. In addition, during the year ended June 30, 2018, zero shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
On May 7, 2018, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal 2019 as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, including compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, at our discretion, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There can be no assurance, however, regarding the duration of the program or the timing or number of shares of Class A common stock purchased under the program. The Company will provide additional details regarding the repurchase program in future filings with the SEC.
Company Stock Performance
The performance graph below shows a 57-month comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on September 26, 2013 (our first trading day), in each of:

•	our Class A common stock;

•	the NASDAQ Composite stock index (“NASDAQ Composite index”); and

•	a customized peer group of twelve companies selected by us (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our compensation committee for fiscal 2018 benchmarking purposes, for peer comparison purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and selected the companies in our fiscal 2018 Peer Group in April 2017. The Peer Group consists of the following twelve companies: Advisory Board Company, Allscripts Healthcare Solutions Inc., athenahealth, Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., IHS Markit, Ltd., Magellan Health Inc., Navigant Consulting Inc., Owens & Minor Inc., Patterson Companies Inc. and Quality Systems Inc.

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

Value of Investment as of Stated Date:
Company/Index Name	9/26/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
Premier, Inc. Class A Common Stock	$100.00	$94.62	$125.48	$106.69	$117.46	$118.69
NASDAQ Composite index	$100.00	$118.49	$135.09	$133.18	$169.67	$208.54
Peer Group (a)	$100.00	$103.97	$117.74	$111.67	$125.21	$123.73

(a)
Assumes $100 invested on September 26, 2013 for stocks and September 30, 2013 for index, including reinvestment of dividends. As noted above, we have not paid any cash dividends during the period covered by the graph.

(b)	Includes the performance of (i) IHS Markit, Ltd beginning on July 13, 2016 and (ii) Advisory Board Company through November 17, 2017, its last trading day on NASDAQ.

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Selected Financial Data
As of June 30, 2018, we, through our wholly-owned subsidiary, Premier GP, held a controlling general partner interest of approximately 40% in, and, as a result, consolidated the financial statements of, Premier LP. The limited partners' ownership of Premier LP of approximately 60% at June 30, 2018 is reflected as redeemable limited partners' capital in the Company's Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in our Consolidated Statements of Income and within comprehensive income attributable to non-controlling interest in the Consolidated Statements of Comprehensive Income.
We derived the selected historical consolidated financial data presented in the following tables from the audited consolidated financial statements and related notes of Premier, Inc. and solely with respect to 2014, Premier Healthcare Solutions, Inc. ("PHSI"). Please read Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and notes thereto contained elsewhere herein and in previous annual reports on Form 10-K filed with the SEC for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	Year ended June 30,
Consolidated Statements of Income Data:	2018	2017 (1)	2016 (2)	2015 (3)	2014 (4, 5)
Net revenue:
Net administrative fees (6)	$643,839	$557,468	$498,394	$457,020	$464,837
Other services and support	372,133	363,087	337,554	270,748	233,186
Services	1,015,972	920,555	835,948	727,768	698,023
Products	645,284	534,118	326,646	279,261	212,526
Net revenue	1,661,256	1,454,673	1,162,594	1,007,029	910,549
Cost of revenue	798,291	680,048	457,056	396,910	307,625
Gross profit	862,965	774,625	705,538	610,119	602,924
Other operating income (7):
Remeasurement of tax receivable agreement liabilities	177,174	5,447	4,818	—	—
Other operating income	177,174	5,447	4,818
Operating expenses:
Selling, general and administrative	443,639	410,918	408,429	332,004	294,421
Research and development	1,423	3,107	2,925	2,937	3,389
Amortization of purchased intangible assets	55,447	48,327	33,054	9,136	3,062
Operating expenses	500,509	462,352	444,408	344,077	300,872
Operating income	539,630	317,720	265,948	266,042	302,052
Other income (expense), net (8)	(22,826)	213,571	18,934	5,085	58,274
Income before income taxes	516,804	531,291	284,882	271,127	360,326
Income tax expense	259,234	81,814	49,721	36,342	27,709
Net income	257,570	449,477	235,161	234,785	332,617
Net (income) loss attributable to non-controlling interest in S2S Global (9)	—	—	—	(1,836)	(949)
Net income attributable to non-controlling interest in Premier LP (10)	(224,269)	(336,052)	(193,547)	(194,206)	(303,336)
Net income attributable to non-controlling interest	(224,269)	(336,052)	(193,547)	(196,042)	(304,285)
Adjustment of redeemable limited partners' capital to redemption amount	157,581	(37,176)	776,750	(904,035)	(2,741,588)
Net income (loss) attributable to stockholders	$190,882	$76,249	$818,364	$(865,292)	$(2,713,256)

Weighted average shares outstanding:
Basic	53,518	49,654	42,368	35,681	25,633
Diluted	137,340	50,374	145,308	35,681	25,633

Earnings (loss) per share attributable to stockholders:
Basic	$3.57	$1.54	$19.32	$(24.25)	$(105.85)
Diluted (11)	$1.36	$1.51	$0.97	$(24.25)	$(105.85)

	June 30,
Consolidated Balance Sheets Data:	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities, current	$152,386	$156,735	$266,576	$387,189	$291,606
Working capital (deficit) (12)	$(20,264)	$(162,775)	$136,827	$275,533	$188,527
Property and equipment, net	$206,693	$187,365	$174,080	$147,625	$134,551
Total assets	$2,312,216	$2,507,836	$1,855,383	$1,530,191	$1,246,656
Deferred revenue (13)	$39,785	$44,443	$54,498	$39,824	$15,694
Total liabilities	$818,870	$1,031,506	$669,614	$568,461	$472,293
Redeemable limited partners' capital (14)	$2,920,410	$3,138,583	$3,137,230	$4,079,832	$3,244,674
Class A common stock	$575	$519	$460	$377	$324
Treasury stock, at cost (15)	$(150,058)	$—	$—	$—	$—
Additional paid-in capital	$—	$—	$—	$—	$—
Accumulated deficit	$(1,277,581)	$(1,662,772)	$(1,951,878)	$(3,118,474)	$(2,469,873)
Total stockholders' deficit	$(1,427,064)	$(1,662,253)	$(1,951,461)	$(3,118,102)	$(2,470,311)

(1)
Amounts include the results of operations of (i) Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") from August 23, 2016, the date of acquisition of all of the membership interests of Acro Pharmaceuticals, and (ii) Innovatix and Essensa from December 2, 2016, the date of acquisition of all the membership interests of Innovatix and Essensa. Prior to December 2, 2016, we held 50% of the membership interests in Innovatix, and reported equity in net income of Innovatix within other income (expense), net in the Consolidated Statements of Income. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2017.

(2)
Amounts include the results of operations of InFlowHealth, LLC ("InFlow"), CECity.com, Inc. ("CECity") and Healthcare Insights, LLC ("HCI"), from October 1, 2015, August 20, 2015 and July 31, 2015, respectively, the dates of acquisition of all the membership interests of InFlow, all the outstanding shares of CECity, and all the membership interests of HCI, respectively. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2016.

(3)
Amounts include the results of operations of TheraDoc, Inc. ("TheraDoc") and Aperek, Inc. ("Aperek"), from September 1, 2014 and August 29, 2014, respectively, the dates of acquisition of all the outstanding shares of common stock of TheraDoc and Aperek, respectively. Further, on February 2, 2015, we purchased the remaining 40% of the outstanding limited liability company membership interests of S2S Global, our direct sourcing business. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2015.

(4)
Amounts include the results of operations of MEMdata, LLC ("MEMdata"), Meddius, L.L.C. ("Meddius") and SYMMEDRx, LLC ("SYMMEDRx"), from April 7, 2014, October 31, 2013 and July 19, 2013, respectively, the dates of acquisition of all the outstanding shares of common stock of MEMdata, Meddius and SYMMEDRx.

(5)
Immediately following the completion of the IPO on October 1, 2013, PHSI, a corporation through which we historically conducted the majority of our business, became our consolidated subsidiary and is considered our predecessor for accounting purposes. Accordingly, PHSI's consolidated financial statements are our historical financial statements, for periods prior to October 1, 2013. The historical consolidated financial statements of PHSI are reflected herein based on PHSI's historical ownership interests of Premier LP and its consolidated subsidiaries.

(6)
We are contractually required under the GPO participation agreements to pay most member owners revenue shares from Premier LP generally equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts. Certain non-owner members operate under contractual relationships that provide for a specific revenue share that differs from the 30% revenue share that we provide to our member owners under the GPO participation agreements.

(7)
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.

(8)
Other income (expense), net, consists primarily of a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 which occurred during the year ended June 30, 2017. In addition, other income (expense), net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income (expense), net, also includes net changes in the fair values of the FFF put and call rights (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and realized gains and losses on our marketable securities.

(9)
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

(10)
Net income attributable to non-controlling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 60% at June 30, 2018, and may change each period as member ownership changes.

(11)
The Company corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings (loss) per share. Diluted earnings per share for fiscal 2016 was previously stated at $1.33 per share and has been corrected to $0.97 per share. The Company believes the correction is immaterial and the amount had no impact on the Company’s overall financial condition, results of operations or cash flows.

(12)
Working capital represents the excess (deficit) of total current assets less total current liabilities. At June 30, 2018, working capital includes the $100.3 million current portion of long-term debt which is recorded within current liabilities.

(13)
Deferred revenue is primarily related to deferred subscription fees and deferred consulting fees in our Performance Services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.

(14)
Redeemable limited partners' capital represents the member owners' ownership of Premier LP through their ownership of Class B common units. We are required to repurchase a limited partner's interest in Premier LP upon such limited partner's withdrawal from Premier LP, or such limited partner's failure to comply with the applicable purchase commitments under the historical limited partnership agreement of Premier LP. Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as the withdrawal is at the option of each limited partner and the conditions of the repurchase are not solely within our control. We record redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and accumulated deficit.

(15)
Pursuant to our previously announced 2018 stock repurchase program, we purchased approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million during fiscal 2018.

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
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare performance improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 165,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chai

n services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of June 30, 2018, we were controlled by 163 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2018, the Class A common stock and Class B common stock represented approximately 40% and 60%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement .
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net revenue	$1,661,256	$1,454,673	$1,162,594
Net income	$257,570	$449,477	$235,161
Non-GAAP Adjusted EBTIDA	$543,049	$501,591	$440,975
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: Supply Chain Services and Performance Services.
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $1,101.3 million for the year ended June 30, 2017 to $1,300.6 million for the year ended June 30, 2018, representing net revenue growth of 18%, and accounted for 78% of our overall net revenue. Supply Chain Services net revenue grew from $829.4 million for the year ended June 30, 2016 to $1,101.3 million for the year ended June 30, 2017, representing net revenue growth of 33%, and accounted for 76% of our overall net revenue. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Performance Services net revenue grew from $353.4 million for the year ended June 30, 2017 to $360.7 million for the year ended June 30, 2018, representing revenue growth of 2%, and accounted for 22% of our overall net revenue. Performance Services net revenue increased from $333.2 million for the year ended June 30, 2016 to $353.4 million for the year ended June 30, 2017, representing net revenue growth of 6%, and accounted for 24% of our overall net revenue. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, government services and insurance management services.
Acquisitions
Acquisition of Innovatix and Essensa
Prior to December 2, 2016, we, through our consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix. On December 2, 2016, we, through PSCI, acquired the remaining 50% ownership interests of Innovatix and 100% of the ownership interest in Essensa. The purchase price, after adjustments pursuant to the purchase agreement, was $336.0 million. The acquisition was funded with borrowings under our credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility"). We also paid the sellers $21.1 million during the fiscal year ended June 30, 2018 in connection with an earn-out opportunity provided at the time of the acquisition. Innovatix and Essensa are GPOs focused on serving alternate site healthcare providers and other non-healthcare organizations throughout the United States. We report Innovatix and Essensa as part of our Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of Acro Pharmaceuticals
On August 23, 2016, we, through our consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceuticals. The aggregate purchase price, after adjustments pursuant to the purchase agreement, was $62.9 million. The acquisition was funded with available cash on hand. Acro Pharmaceuticals is a specialty pharmacy business that provides customized healthcare management solutions to members. We report Acro Pharmaceuticals as part of our Supply Chain Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of InFlow
On October 1, 2015, we acquired all of the limited liability company membership interests of InFlow, a SaaS-based software developer specializing in improving the operational, financial and strategic performance of physician practices, for $6.1 million in cash. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow's future annual contractual subscription revenues through December 31, 2019. At June 30, 2018 and 2017, the fair value of the earn-out liability was zero and $0.2 million, respectively (see Note 5 - Fair Value Measurements). The selling members also received restricted stock units of Premier with an aggregate equity grant value of $2.1 million which vest over a three-year period with restrictions tied to continued employment. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their fair values as of October 1, 2015, with the remaining unallocated purchase price recorded as goodwill. We report InFlow as part of our Performance Services segment. See Note 3 - Business Acquisitions for more information.
Acquisition of CECity
On August 20, 2015, we acquired 100% of the outstanding shares of capital stock of CECity, a cloud-based healthcare solutions provider specializing in performance management and improvement, pay-for-value reporting and professional education, for $398.3 million in cash. We funded the acquisition with $250.0 million of cash and $150.0 million of borrowings under our Credit Facility. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2015, with the remaining unallocated purchase price recorded as goodwill. We report CECity as part of our Performance Services segment. See Note 3 - Business Acquisitions for more information
Acquisition of HCI
On July 31, 2015, we acquired all of the limited liability company membership interests of HCI, a financial management software developer that provides hospitals and healthcare systems with budgeting, forecasting, labor productivity and cost analytic capabilities, for $64.3 million in cash. We utilized available funds on hand to complete the acquisition. Assets acquired and liabilities assumed were recorded at their fair values as of July 31, 2015, with the remaining unallocated purchase price recorded as goodwill. We report HCI as part of our Performance Services segment. See Note 3 - Business Acquisitions for more information.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the ACA, its repeal, replacement or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact subscriber elections, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and population health management, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. These and other significant accounting policies are set forth under Note 2 - Significant Accounting Policies in the accompanying financial statements.
Business Combinations
We account for business acquisitions using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.
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
The Company's most recent annual impairment testing, which consisted of a quantitative assessment, did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2018.
TRAs
The Company records tax receivable agreements ("TRA") liabilities based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the IPO. Tax payments under the TRA will be made to the member owners as the Company realizes tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between the Company and the member owners. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities or in selling, general and administrative expense in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
Revenue Recognition
Net Revenue
Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of net GPO administrative fees in the Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by the Performance Services segment in connection with the Company's SaaS informatics products subscriptions, consulting services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment. The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectibility is reasonably assured.
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
Other Services and Support Revenue
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for consulting services, and insurance services management fees and commissions from group-sponsored insurance programs.
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
Professional fees for consulting services sold under contracts vary based on the nature and terms of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied.
Insurance services management fees are recognized in the period in which such services are provided. Commissions from group sponsored insurance programs are recognized over the term of the insurance policies, which is generally one year.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE"), third-party evidence ("TPE") or the estimated selling price ("ESP"), provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. The Company establishes VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.
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

Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of the Company's revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for company-hosted SaaS applications are deferred until the member's unique data records have been incorporated into the underlying software database, or until member site-specific software has been implemented and the member has access to the software. Deferred consulting fees arise when cash is received from members prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the consulting fees are deferred until the performance target is met.
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
The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserves and related estimated interest charges that are considered appropriate. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by the Company are included in Note 2 - Significant Accounting Policies in the accompanying financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, consulting services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment. The following discussion presents our revenue recognition policies under existing guidance; however, it’s important to note that we will adopt the Financial Accounting Standards Board Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) effective July 1, 2018, which supersedes nearly all revenue recognition guidance. See Note 2 - Significant Accounting Policies for more information.
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), specialty pharmacy revenue, direct sourcing revenue and managed service revenue.
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our integrated pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including contract negotiation and administration, claims data and rebate processing and evaluation of current pharmacy formulary and utilization services provided in partnership with a national pharmacy benefit management company.
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

Other Operating Income
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit. See "Income Tax Expense" below for additional information.
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
Other Income (Expense), Net
Other income (expense), net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa on December 2, 2016, included our 50% ownership interest in Innovatix. In connection with the acquisition of Innovatix and Essensa, the Company recorded a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value. Other income, net, also includes the change in fair value of our FFF put and call rights (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
Our income tax expense is attributable to the activities of the Premier, Inc., PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 18 - Income Taxes.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 16 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 18 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Consolidated Statements of Income) of the Premier, Inc., PHSI, and PSCI divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. Prior to the enactment of the TCJA, the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. Effective as of January 1, 2018, we adjusted our fully distributed tax rate to 26% to determine its Non-GAAP Adjusted Fully Distributed Net Income.
Net Income Attributable to Non-Controlling Interest
As of June 30, 2018, we owned an approximate 40% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 63% as of June 30, 2017 to approximately 60% as of June 30, 2018, as a result of completed quarterly exchanges pursuant to the Exchange Agreement offset by our share repurchase activities during the fiscal year 2018 (see Note 13 - Redeemable Limited Partners' Capital).

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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, acquisition related expenses, remeasurement of TRA liabilities, ERP implementation expenses, acquisition related adjustment - revenue, remeasurement gain attributable to acquisition of Innovatix, LLC, loss on disposal of long-lived assets, loss on FFF put and call rights, impairment on investments and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.4 million during both of the years ended June 30, 2018 and 2017.
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income or selling, general and administrative expenses in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
The adjustment to TRA liabilities for the year ended June 30, 2018 is primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate, which occurred as a result of the TCJA that was enacted on December 22, 2017 (see Note 18 - Income Taxes). The adjustment to TRA liabilities for the year ended June 30, 2017 is primarily attributable to the increase in income apportioned to California and a 1.5% decrease in the North Carolina state income tax rate. The adjustment to TRA liabilities for the year ended June 30, 2016 is primarily attributable to the adjustment for a 1% decrease in the North Carolina state income tax rate.
Acquisition related adjustment - revenue
Upon acquiring Innovatix and Essensa, we recorded a net $17.4 million purchase accounting adjustment to Adjusted EBITDA during the year ended June 30, 2017 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $21.2 million of accounts receivable relating to these administrative fees and an estimated $3.8 million for the related revenue share obligation through June 30, 2017.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.3 million, $0.6 million and $5.6 million for the years ended June 30, 2018, 2017 and 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues (see Note 21 - Segments).
Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.
Loss on FFF put and call rights
See Note 5 - Fair Value Measurements.
Impairment on investments
See Note 4 - Investments.

Results of Operations for the Years Ended June 30, 2018, 2017 and 2016
The following table summarizes our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2018		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$643,839	39%	$557,468	38%	$498,394	43%
Other services and support	372,133	22%	363,087	25%	337,554	29%
Services	1,015,972	61%	920,555	63%	835,948	72%
Products	645,284	39%	534,118	37%	326,646	28%
Net revenue	1,661,256	100%	1,454,673	100%	1,162,594	100%
Cost of revenue:
Services	187,399	11%	182,775	13%	163,240	14%
Products	610,892	37%	497,273	34%	293,816	25%
Cost of revenue	798,291	48%	680,048	47%	457,056	39%
Gross profit	862,965	52%	774,625	53%	705,538	61%
Other operating income:
Remeasurement of tax receivable agreement liabilities	177,174	11%	5,447	—%	4,818	—%
Other operating income	177,174	11%	5,447	—%	4,818	—%
Operating expenses:
Selling, general and administrative	443,639	27%	410,918	29%	408,429	36%
Research and development	1,423	—%	3,107	—%	2,925	—%
Amortization of purchased intangible assets	55,447	3%	48,327	3%	33,054	3%
Operating expenses	500,509	30%	462,352	32%	444,408	39%
Operating income	539,630	33%	317,720	22%	265,948	22%
Other income (expense), net	(22,826)	(1)%	213,571	15%	18,934	2%
Income before income taxes	516,804	31%	531,291	37%	284,882	24%
Income tax expense	259,234	16%	81,814	6%	49,721	4%
Net income	257,570	16%	449,477	31%	235,161	20%
Net income attributable to non-controlling interest in Premier LP	(224,269)	(13)%	(336,052)	(23)%	(193,547)	(17)%
Adjustment of redeemable limited partners' capital to redemption amount	157,581	9%	(37,176)	(3)%	776,750	67%
Net income attributable to stockholders	$190,882	11%	$76,249	5%	$818,364	70%

Weighted average shares outstanding:
Basic	53,518	nm	49,654	nm	42,368	nm
Diluted	137,340	nm	50,374	nm	145,308	nm

Earnings per share attributable to stockholders:
Basic	$3.57	nm	$1.54	nm	$19.32	nm
Diluted (a)	$1.36	nm	$1.51	nm	$0.97	nm
nm = not meaningful

(a)
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings per share for fiscal 2016 was previously stated at $1.33 per share and has been corrected to $0.97 per share. The Company believes the correction is immaterial and the corrected amount had no impact on the Company’s overall financial condition, results of operations or cash flows.

The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2018		2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$543,049	33%	$501,591	34%	$440,975	38%
Adjusted Fully Distributed Net Income	$317,098	19%	$267,299	18%	$233,259	20%
Adjusted Fully Distributed Earnings Per Share	$2.31	nm	$1.89	nm	$1.61	nm
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2018	2017	2016
Net income	$257,570	$449,477	$235,161
Interest and investment loss, net	5,300	4,512	1,021
Income tax expense	259,234	81,814	49,721
Depreciation and amortization	71,312	58,884	51,102
Amortization of purchased intangible assets	55,447	48,327	33,054
EBITDA	648,863	643,014	370,059
Stock-based compensation	29,799	26,860	49,081
Acquisition related expenses	8,335	15,790	15,804
Strategic and financial restructuring expenses	2,512	31	268
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,447)	(4,818)
ERP implementation expenses	1,000	2,028	4,870
Acquisition related adjustment - revenue	300	18,049	5,624
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(205,146)	—
Loss on disposal of long-lived assets	2,376	2,422	—
Loss on FFF put and call rights	22,036	3,935	—
Impairment on investments	5,002	—	—
Other expense	—	55	87
Adjusted EBITDA	$543,049	$501,591	$440,975

Income before income taxes	$516,804	$531,291	$284,882
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(205,146)	—
Equity in net income of unconsolidated affiliates	(1,174)	(14,745)	(21,647)
Interest and investment loss, net	5,300	4,512	1,021
Loss on disposal of long-lived assets	2,376	2,422	—
Other expense (income)	16,324	(614)	1,692
Operating income	539,630	317,720	265,948
Depreciation and amortization	71,312	58,884	51,102
Amortization of purchased intangible assets	55,447	48,327	33,054
Stock-based compensation	29,799	26,860	49,081

	Year Ended June 30,
	2018	2017	2016
Acquisition related expenses	8,335	15,790	15,804
Strategic and financial restructuring expenses	2,512	31	268
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,447)	(4,818)
ERP implementation expenses	1,000	2,028	4,870
Acquisition related adjustment - revenue	300	18,049	5,624
Equity in net income of unconsolidated affiliates	1,174	14,745	21,647
Impairment on investments	5,002	—	—
Deferred compensation plan income (expense)	3,960	4,020	(1,605)
Other income	1,752	584	—
Adjusted EBITDA	$543,049	$501,591	$440,975

Segment Adjusted EBITDA:
Supply Chain Services	$535,380	$493,763	$439,013
Performance Services	123,429	121,090	110,787
Corporate	(115,760)	(113,262)	(108,825)
Adjusted EBITDA	$543,049	$501,591	$440,975

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

	Year Ended June 30,
	2018	2017	2016
Net income attributable to stockholders	$190,882	$76,249	$818,364
Adjustment of redeemable limited partners' capital to redemption amount	(157,581)	37,176	(776,750)
Net income attributable to non-controlling interest in Premier LP	224,269	336,052	193,547
Income tax expense	259,234	81,814	49,721
Amortization of purchased intangible assets	55,447	48,327	33,054
Stock-based compensation	29,799	26,860	49,081
Acquisition related expenses	8,335	15,790	15,804
Strategic and financial restructuring expenses	2,512	31	268
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,447)	(4,818)
ERP implementation expenses	1,000	2,028	4,870
Acquisition related adjustment - revenue	300	18,049	5,624
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(205,146)	—
Loss on disposal of long-lived assets	2,376	2,422	—
Loss on FFF put and call rights	22,036	3,935	—
Impairment on investments	5,002	—	—
Other expense	1	55	—
Non-GAAP adjusted fully distributed income before income taxes	466,438	438,195	388,765
Income tax expense on fully distributed income before income taxes (a)	149,340	170,896	155,506
Non-GAAP Adjusted Fully Distributed Net Income	$317,098	$267,299	$233,259

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted average:
Common shares used for basic earnings per share and diluted earnings (loss) per share	53,518	49,654	42,368
Potentially dilutive shares	822	720	2,366
Conversion of Class B common units	83,000	90,816	100,574
Weighted average fully distributed shares outstanding - diluted	137,340	141,190	145,308

(a)
Reflects income tax expense at an estimated effective income tax rate of 32% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2018, 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017 and 40% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2016.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2018	2017	2016
Earnings per share attributable to stockholders	$3.57	$1.54	$19.32
Adjustment of redeemable limited partners' capital to redemption amount	(2.94)	0.75	(18.33)
Net income attributable to non-controlling interest in Premier LP	4.19	6.77	4.57
Income tax expense	4.84	1.65	1.17
Amortization of purchased intangible assets	1.04	0.97	0.78
Stock-based compensation	0.56	0.54	1.16
Acquisition related expenses	0.16	0.32	0.37
Strategic and financial restructuring expenses	0.05	—	0.01
Remeasurement of tax receivable agreement liabilities	(3.31)	(0.11)	(0.11)
ERP implementation expenses	0.02	0.04	0.11
Acquisition related adjustment - revenue	0.01	0.36	0.13
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(4.13)	—
Loss on disposal of long-lived assets	0.04	0.05	—
Loss on FFF put and call rights	0.41	0.08	—
Impairment on investments	0.09	—	—
Impact of corporation taxes (a)	(2.80)	(3.45)	(3.67)
Impact of dilutive shares (b)	(3.62)	(3.49)	(3.90)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$2.31	$1.89	$1.61

(a)
Reflects income tax expense at an estimated effective income tax rate of 32% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2018, 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017 and 40% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2016.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Years ended June 30, 2018 to 2017 and June 30, 2017 to 2016
Net Revenue
Net revenue increased $206.6 million, or 14%, to $1.7 billion from the year ended June 30, 2017 to 2018, and increased $292.1 million, or 25%, to $1.5 billion from the year ended June 30, 2016 to 2017.
Net administrative fees revenue increased $86.3 million, or 15%, to $643.8 million from the year ended June 30, 2017 to 2018. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. To a lesser extent, net administrative fees were also favorably impacted by supplier revenue recovery settlements and further contract penetration of new and existing members. Net administrative fees revenue increased $59.1 million, or 12%, to $557.5 million from the year ended June 30, 2016 to 2017. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio. We experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Other services and support revenue increased $9.0 million, or 2%, to $372.1 million from the year ended June 30, 2017 to 2018. The increase was primarily due to growth in cost management SaaS informatics products subscriptions and quality and cost management consulting services. We also experienced increases in applied science services and government services related revenue, offset by a decrease in ambulatory reporting revenue. Other services and support revenue increased $25.5 million, or 8%, to $363.1 million from the year ended June 30, 2016 to 2017. The increase was primarily due to growth in ambulatory reporting revenue, cost management consulting services and government services revenue.

Product revenue increased $111.2 million, or 21%, to $645.3 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by higher sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Oncology and Multiple Sclerosis, which is also attributable to contributions from expansion and growth in therapy offerings obtained in conjunction with our acquisition of Acro Pharmaceuticals. These results were partially offset by a slight decrease in the sales of HIV pharmaceuticals. We also experienced increased sales of direct sourcing products. Product revenue increased $207.5 million, or 64%, to $534.1 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by revenues from our Acro Pharmaceuticals acquisition and increased sales of direct sourcing products, partially offset by decreases in certain drug sales, including Hepatitis C pharmaceuticals. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and as additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue increased $118.2 million, or 17%, from the year ended June 30, 2017 to 2018, and increased $223.0 million, or 49%, from the year ended June 30, 2016 to 2017.
Cost of services revenue increased $4.6 million, or 3%, to $187.4 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth and performance-based engagements as well as increased depreciation expense as a result of increased capitalization of internally-developed software, partially offset by a decrease in consulting costs related to outside resources to support certain projects. Cost of services revenue increased $19.5 million, or 12%, to $182.8 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by increases in depreciation expense as a result of increased capitalization of internally-developed software, higher salaries and benefits expenses resulting from increased staffing to support our continued growth, and higher consulting costs for certain projects. We expect cost of service revenue to increase to the extent we continue to develop new and enhance existing internally-developed software applications, expand our consulting services and performance improvement collaboratives and expand into new product offerings.
Cost of product revenue increased $113.6 million, or 23%, to $610.9 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by growth in sales and revenues associated with our integrated pharmacy business and due to higher costs driven by growth in direct sourcing sales. Cost of product revenue increased $203.5 million, or 69%, to $497.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues is expected to reduce our gross profit percentage as a percentage of our consolidated net revenues.
Other Operating Income
Other operating income increased $171.8 million, to $177.2 million from the year ended June 30, 2017 to 2018 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to our TRA liabilities. Corporate other operating income increased $0.6 million, from the year ended June 30, 2016 to 2017, remaining relatively flat.
Operating Expenses
Operating expenses increased $38.2 million, or 8%, to $500.5 million from the year ended June 30, 2017 to 2018, and increased $17.9 million, or 4%, from the year ended June 30, 2016 to 2017.
Selling, General and Administrative
Selling, general and administrative expenses increased $32.7 million, or 8%, to $443.6 million from the year ended June 30, 2017 to 2018. Salaries and benefits expenses increased primarily due to increased staffing mostly associated with acquisitions and to support growth in our Supply Chain Services segment, an increase in depreciation expense resulting from increased internally-developed software capitalization, an increase in stock-based compensation expense largely driven by an increase in equity award grants in addition to anticipated achievement of certain performance targets, along with an increase in severance expense related to the workforce reduction that occurred in February 2018. These results were partially offset by a decrease in costs year over year associated with the acquisitions of Innovatix, Essensa and Acro Pharmaceuticals, which occurred in the prior year. Selling, general and administrative expenses increased $2.5 million, or 1%, to $410.9 million from the year ended June 30, 2016 to 2017. Salaries and benefits expenses increased primarily due to increased staffing to support growth and acquisitions, offset by a decrease in stock-based compensation primarily related to vesting of certain IPO-related performance based awards during the prior year.

Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses decreased $1.7 million, or 54%, to $1.4 million from the year ended June 30, 2017 to 2018. Research and development expenses increased $0.2 million, or 6%, to $3.1 million from the year ended June 30, 2016 to 2017.
Including capitalized labor, total research and development expenditures were $76.4 million for the year ended June 30, 2018, an increase of $6.7 million from $69.7 million for the year ended June 30, 2017. Total research and development expenditures increased $5.7 million during the year ended June 30, 2017 from $64.0 million for the year ended June 30, 2016. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $7.1 million, or 15%, to $55.4 million from the year ended June 30, 2017 to 2018 and increased $15.3 million, or 46%, to $48.3 million from the year ended June 30, 2016 to 2017. The increases were primarily a result of the additional amortization of purchased intangible assets related to our acquisitions. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income (Expense), Net
Other income (expense), net decreased $236.4 million to $(22.8) million from the year ended June 30, 2017 to 2018 primarily due to the one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix on December 2, 2016 (see Note 3 - Business Acquisitions). This gain was partially offset by a reduction in equity in net income of unconsolidated affiliates. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. Other income (expense), net was also impacted by the loss on FFF put and call rights in the current year and partially offset by a moderate increase in equity in net income of FFF, which experienced improved performance in the year ended June 30, 2018. Other income, net increased $194.6 million to $213.6 million from the year ended June 30, 2016 to 2017 primarily due to the aforementioned one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix (see Note 3 - Business Acquisitions). This gain was partially offset by a reduction in equity in net income of unconsolidated affiliates primarily as a result of acquiring the remaining 50% of Innovatix, which we no longer account for using the equity method.
Income Tax Expense
Income tax expense increased $177.4 million, or 217%, to $259.2 million from the year ended June 30, 2017 to 2018, and our effective tax rates were 15% and 50%, respectively. The increase in the effective tax rate was primarily attributable to the remeasurement of deferred tax balances, of which $224.9 million related to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. Income tax expense increased $32.1 million, or 65%, to $81.8 million from the year ended June 30, 2016 to 2017. Our effective tax rates were 17% and 15%, respectively. The decrease in the effective tax rate was primarily attributable to the one-time gain related to the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix. The Company's effective tax rate differs from income taxes recorded at the combined (or blended) statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI. See Note 18 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $111.8 million, or 33% to $224.3 million from the year ended June 30, 2017 to 2018 primarily due to a decrease in Premier LP net income, which was largely driven by the one-time gain of $205.1 million in the prior year associated with the remeasurement of our investment in Innovatix under business combination accounting rules to fair value as a result of acquiring the remaining 50% ownership interest of Innovatix on December 2, 2016, as well as a decrease in non-controlling ownership interest percentage in Premier LP from 63% to 60%. Net income attributable to non-controlling interest increased $142.6 million, or 74%, to $336.1 million from the year ended June 30, 2016 to 2017 primarily due to an increase in Premier LP net income driven by the aforementioned one-time gain of $205.1 million related to our acquisition of the remaining 50% ownership interest in Innovatix on December 2, 2016 along with increased revenues, partially offset by the decrease in non-controlling ownership interest percentage in Premier LP from 68% to 63%.

Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $41.5 million, or 8%, to 543.0 million from the year ended June 30, 2017 to 2018. The increase was primarily a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa acquisition, net of a $10.7 million reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue and, to a lesser extent, an increase in other services and support revenue driven by growth in cost management SaaS informatics products subscriptions, quality and cost management consulting services, applied sciences services and government services related revenue. These increases were partially offset by increased service and product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth. Additionally, upon acquiring Innovatix and Essensa in the prior year, we recorded a net $17.4 million purchase accounting adjustment to Adjusted EBITDA during the year ended June 30, 2017 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Non-GAAP Adjusted EBITDA increased $60.6 million, or 14%, to $501.6 million from the year ended June 30, 2016 to 2017. The increase was primarily a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition in addition to a Non-GAAP revenue adjustment related to the Innovatix and Essensa acquisition, and increased product revenues. These results were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefits expenses related to acquisitions and a reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix.

Supply Chain Services - Comparison of the Years ended June 30, 2018 to 2017 and June 30, 2017 to 2016
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
Supply Chain Services	2018	2017	2016
Net revenue:
Net administrative fees	$643,839	$557,468	$498,394
Other services and support	11,454	9,704	4,385
Services	655,293	567,172	502,779
Products	645,284	534,118	326,646
Net revenue	1,300,577	1,101,290	829,425
Cost of revenue:
Services	4,880	5,432	3,123
Products	610,892	497,269	293,816
Cost of revenue	615,772	502,701	296,939
Gross profit	684,805	598,589	532,486
Operating expenses:
Selling, general and administrative	166,725	155,860	120,344
Amortization of purchased intangible assets	20,115	12,472	348
Operating expenses	186,840	168,332	120,692
Operating income	$497,965	$430,257	$411,794
Depreciation and amortization	1,618	1,737	1,053
Amortization of purchased intangible assets	20,115	12,472	348
Acquisition related expenses	8,606	17,192	4,466
Acquisition related adjustment - revenue	—	17,440	—
Equity in net income of unconsolidated affiliates	1,904	14,684	21,352
Impairment on investments	4,002	—	—
Other income (expense)	1,170	(19)	—
Non-GAAP Segment Adjusted EBITDA	$535,380	$493,763	$439,013
Net Revenue
Supply Chain Services segment net revenue increased $199.3 million, or 18%, to $1.3 billion from the year ended June 30, 2017 to 2018, and increased $271.9 million, or 33%, to $1.1 billion from the year ended June 30, 2016 to 2017.
Net administrative fees revenue in our Supply Chain Services segment increased $86.4 million, or 15%, to $643.8 million from the year ended June 30, 2017 to 2018. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. To a lesser extent, net administrative fees were also favorably impacted by supplier revenue recovery settlements and further contract penetration of new and existing members. Net administrative fees revenue in our Supply Chain Services segment increased $59.1 million, or 12%, to $557.5 million from the year ended June 30, 2016 to 2017. The increase in net administrative fees revenue was primarily driven by contributions from Innovatix and Essensa, further contract penetration of existing members and, to a lesser degree, the ongoing positive impact of conversion of new members to our contract portfolio contributed to the increase. We experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio.
Product revenue in our Supply Chain Services segment increased $111.2 million, or 21%, to $645.3 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by higher sales of certain limited distribution drugs dispensed to treat Idiopathic Pulmonary Fibrosis, Oncology and Multiple Sclerosis, which is also attributable to contributions from expansion and growth in therapy offerings obtained in conjunction with our acquisition of Acro Pharmaceuticals. These results were partially offset by a slight decrease in the sales of HIV pharmaceuticals. We also experienced increased sales of direct sourcing products. Product revenue in our Supply Chain Services segment increased $207.5 million, or 64%, to $534.1 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by revenues from our Acro Pharmaceuticals acquisition and increased sales of direct sourcing products, partially offset by decreases in certain drug sales, including Hepatitis C pharmaceuticals. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and as additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $113.1 million, or 22%, to $615.8 million from the year ended June 30, 2017 to 2018, and increased $205.8 million, or 69%, to $502.7 million from the year ended June 30, 2016 to 2017.
Cost of product revenue in our Supply Chain Services segment increased $113.6 million, or 23%, to $610.9 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by growth in sales and revenues associated with our integrated pharmacy business and due to higher costs driven by growth in direct sourcing sales. Cost of product revenue in our Supply Chain Services segment increased $203.5 million, or 69%, to $497.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher product costs associated with the business operations of Acro Pharmaceuticals and due to higher costs driven by growth in direct sourcing sales. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues is expected to reduce our gross profit percentage as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased $18.5 million, or 11%, to $186.8 million from the year ended June 30, 2017 to 2018, and increased $47.6 million, or 39%, to $168.3 million from the year ended June 30, 2016 to 2017.
Selling, general and administrative expenses in our Supply Chain Services segment increased $10.9 million, or 7%, to $166.7 million from the year ended June 30, 2017 to 2018 due to higher salaries and benefits expense primarily associated with the acquisitions of Innovatix and Essensa and to a lesser extent, the acquisition of Acro Pharmaceuticals, partially offset by a decrease in costs year over year associated with the acquisitions of Innovatix, Essensa and Acro Pharmaceuticals, which took place in the prior year. Selling, general and administrative expenses in our Supply Chain Services segment increased $35.5 million, or 30%, to $155.9 million from the year ended June 30, 2016 to 2017 due to higher salaries and benefits expenses primarily associated with the acquisitions of Innovatix, Essensa and Acro Pharmaceuticals and the related increase in staffing and due to higher acquisition costs compared to the prior year in which we completed no acquisitions in Supply Chain Services.
Amortization of purchased intangible assets in our Supply Chain Services segment increased $7.6 million to $20.1 million from the year ended June 30, 2017 to 2018 primarily as a result of additional amortization of purchased intangible assets related to our acquisitions. Amortization of purchased intangible assets in our Supply Chain Services segment increased $12.1 million to $12.5 million from the year ended June 30, 2016 to 2017 due to intangible assets purchased in the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment increased $41.6 million, or 8%, to $535.4 million from the year ended June 30, 2017 to 2018. The increase was primarily a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, net of a $10.7 million reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth. Additionally, upon acquiring Innovatix and Essensa in the prior year, we recorded a net $17.4 million purchase accounting adjustment to Adjusted EBITDA during the year ended June 30, 2017 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Segment Adjusted EBITDA in the Supply Chain Services segment increased $54.8 million, or 12%, to $493.8 million from the year ended June 30, 2016 to 2017 primarily as a result of growth in net administrative fees revenue including contributions related to the Innovatix and Essensa acquisition in addition to a $17.4 million Non-GAAP revenue adjustment related to the Innovatix and Essensa acquisition and higher product revenues. These increases were partially offset by increased product costs, selling, general and administrative expenses resulting from higher salaries and benefits expenses related to acquisitions and a reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix.

Performance Services - Comparison of the Years ended June 30, 2018 to 2017 and June 30, 2017 to 2016
The following table summarizes our results of operations and Non-GAAP adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
Performance Services	2018	2017	2016
Net revenue:
Other services and support	$360,679	$353,383	$333,169
Net revenue	360,679	353,383	333,169
Cost of revenue:
Services	182,519	177,323	160,117
Cost of revenue	182,519	177,323	160,117
Gross profit	178,160	176,060	173,052
Operating expenses:
Selling, general and administrative	114,088	101,405	120,958
Research and development	1,418	2,278	2,064
Amortization of purchased intangible assets	35,331	35,855	32,706
Operating expenses	150,837	139,538	155,728
Operating income	$27,323	$36,522	$17,324
Depreciation and amortization	60,476	49,444	43,793
Amortization of purchased intangible assets	35,331	35,855	32,706
Acquisition related expenses	(271)	(1,401)	11,340
Acquisition related adjustment - revenue	300	609	5,624
Equity in net income (loss) of unconsolidated affiliates	(730)	61	—
Impairment on investments	1,000	—	—
Non-GAAP Segment Adjusted EBITDA	$123,429	$121,090	$110,787
Net Revenue
Other services and support revenue in our Performance Services segment increased $7.3 million, or 2%, to $360.7 million from the year ended June 30, 2017 to 2018. The increase was primarily due to growth in cost management SaaS informatics products subscriptions and quality and cost management consulting services. We also experienced increases in applied science services and government services related revenue, offset by a decrease in ambulatory reporting revenue. Other services and support revenue in our Performance Services segment increased $20.2 million, or 6%, to $353.4 million from the year ended June 30, 2016 to 2017. The increase was primarily due to growth in ambulatory reporting revenue, cost management services and government services.
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
Cost of Revenue
Cost of services revenue in our Performance Services segment increased $5.2 million, or 3%, to $182.5 million from the year ended June 30, 2017 to 2018. The increase was primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth as well as increased depreciation expense as a result of increased capitalization of internally-developed software, partially offset by a decrease in consulting costs related to outside resources to support certain projects. Cost of services revenue in our Performance Services segment increased $17.2 million, or 11%, to $177.3 million from the year ended June 30, 2016 to 2017. The increase was primarily driven by higher salaries and benefits expense resulting from increased staffing to support our continued growth, increases in depreciation expense related to an increase in capitalized software, and higher consulting costs for certain projects. We expect cost of service revenue to increase to the extent we continue to develop new and enhance existing internally-developed software applications, expand our consulting services and performance improvement collaboratives and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses increased $11.3 million, or 8%, to $150.8 million from the year ended June 30, 2017 to 2018, and decreased $16.2 million, or 10%, to $139.5 million from the year ended June 30, 2016 to 2017.
Selling, general and administrative expenses in our Performance Services segment increased $12.7 million, or 13%, from the year ended June 30, 2017 to 2018 primarily due to an increase in salaries and benefits expense to support larger engagements, an increase in depreciation expense resulting from increased internally-developed capitalization, along with an increase in severance expense related to the workforce reduction that occurred in February 2018. Selling, general and administrative expenses in our Performance Services segment decreased $19.6 million, or 16%, from the year ended June 30, 2016 to 2017 primarily due to reduced acquisition costs and a gain recorded in the current year related to changes in the fair value of earn-out liabilities recorded in connection with our acquisition of InFlow.
Amortization of purchased intangible assets in our Performance Services segment decreased $0.5 million, or 1%, from the year ended June 30, 2017 to 2018, remaining relatively flat. Amortization of purchased intangible assets in our Performance Services segment increased $3.1 million, or 9%, from the year ended June 30, 2016 to 2017, primarily driven by purchased intangible assets related to acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment increased $2.3 million, or 2%, to $123.4 million from the year ended June 30, 2017 to 2018 primarily as a result of an increase in other services and support revenue driven by growth in cost management SaaS informatics products subscriptions, quality and cost management consulting services and increases in applied sciences services and government services related revenue. These increases were partially offset by increased service costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses to support larger engagements. Segment Adjusted EBITDA in the Performance Services segment increased $10.3 million, or 9%, to $121.1 million from the year ended June 30, 2016 to 2017 primarily as a result of growth in revenue, partially offset by a higher rate of increase in cost of sales due to the timing requirements of various upfront implementation processes relative to the rate of increase in revenue recognition, specifically within our consulting services business.

Corporate - Comparison of the Years ended June 30, 2018 to 2017 and June 30, 2017 to 2016
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
Corporate	2018	2017	2016
Other operating income:
Remeasurement of tax receivable agreement liabilities	$177,174	$5,447	$4,818
Other operating income	177,174	5,447	4,818
Operating expenses:
Selling, general and administrative	$162,826	$153,677	$167,127
Research and development	6	829	861
Operating expenses	$162,832	$154,506	$167,988
Operating income (loss)	$14,342	$(149,059)	$(163,170)
Depreciation and amortization	9,217	7,703	6,256
Stock-based compensation	29,799	26,860	49,082
Strategic and financial restructuring expenses	2,512	31	268
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,447)	(4,818)
ERP implementation expenses	1,000	2,028	4,869
Deferred compensation plan income (expense)	3,960	4,020	(1,606)
Equity in net income of unconsolidated affiliates	—	—	294
Other income	584	602	—
Non-GAAP Adjusted EBITDA	$(115,760)	$(113,262)	$(108,825)
Other Operating Income
Corporate other operating income of $177.2 million for the year ended June 30, 2018 represents the remeasurement of TRA liabilities driven by the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA that was enacted on December 22, 2017. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities. Corporate other operating income increased $0.6 million from the year ended June 30, 2016 to 2017, remaining relatively flat.
Operating Expenses
Corporate operating expenses increased $8.3 million, or 5%, from the year ended June 30, 2017 to 2018, and decreased $13.5 million, or 8%, from the year ended June 30, 2016 to 2017.
Corporate selling, general and administrative expenses increased $9.1 million, or 6%, from the year ended June 30, 2017 to 2018, driven by an increase in costs associated with technology services as well as increased bonus expense due to higher achievement of company-wide goals. Corporate selling, general and administrative expenses decreased $13.5 million, or 8%, from the year ended June 30, 2016 to 2017, driven by a decrease in stock-based compensation expense due to vesting of certain IPO-related awards during the prior year, partially offset by increased salaries and benefits expenses due to staffing to support growth and the current year acquisitions.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA at the corporate level decreased $2.5 million, or 2%, from the year ended June 30, 2017 to 2018 and decreased $4.4 million, or 4%, from the year ended June 30, 2016 to 2017 driven primarily by increased selling, general and administrative expenses resulting from higher incremental corporate infrastructure costs due to growth and acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of June 30, 2018 and 2017, we had cash and cash equivalents totaling $152.4 million and $156.7 million, respectively. As of June 30, 2018, there were $100.0 million outstanding borrowings under the Credit Facility. During the year ended June 30, 2018, the Company utilized borrowings of $30.0 million under the Credit Facility to partially fund the $200.0 million authorized share repurchase program and other general corporate activities. During the year ended June 30, 2018, the Company also repaid $150.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, and repurchases of Class A common stock pursuant to our stock repurchase program. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of cash flows for the Years ended June 30, 2018 and 2017
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$507,706	$392,247
Investing activities	(92,680)	(465,053)
Financing activities	(419,375)	(19,276)
Net decrease in cash and cash equivalents	$(4,349)	$(92,082)
Net cash provided by operating activities increased $115.5 million from the year ended June 30, 2017 to 2018 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses in the current year.
Net cash used in investing activities decreased $372.4 million from the year ended June 30, 2017 to 2018 driven by a $382.6 million reduction in cash outflows for business acquisitions compared to the prior year and a $65.7 million reduction in cash outflows for purchases of investments in unconsolidated affiliates compared to the prior year, partially offset by a $48.0 million reduction in cash inflows related to the proceeds from the sale of marketable securities compared to the prior year.
Net cash used in financing activities increased $400.1 million from the year ended June 30, 2017 to 2018 driven by $340.0 million decrease in borrowings, net of payments, under the Credit Facility compared to the prior year and a $200.1 million increase in cash outflows used to repurchase Class A common stock under our 2018 stock repurchase program in the current year, partially offset by $123.3 million of cash outflows used to settle a portion of the exchange of Class B units by member owners in the prior year.

Discussion of Non-GAAP Free Cash Flow for the Years ended June 30, 2018 and 2017
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2018	2017
Net cash provided by operating activities	$507,706	$392,247
Purchases of property and equipment	(92,680)	(71,372)
Distributions to limited partners of Premier LP	(79,255)	(90,434)
Payments to limited partners of Premier LP related to tax receivable agreements (a)	—	(13,959)
Non-GAAP Free Cash Flow	$335,771	$216,482

(a)
The timing of TRA payments has shifted to July due to the change in our federal tax filing deadline, which has been extended one month to April. Although we did not make a TRA payment in fiscal 2018, we did make a $17.9 million TRA payment to limited partners in July of fiscal 2019.

Non-GAAP Free Cash Flow increased $119.3 million from the year ended June 30, 2017 to 2018 primarily driven by an increase in net administrative fees as well as decreased working capital needs, partially offset by increased selling, general and administrative expenses in the current year. See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
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
Contractual Obligations
At June 30, 2018, we had commitments for obligations under notes payable, our noncancelable office space lease agreements and estimated payments due to limited partners under TRAs. Future payments for such commitments as of June 30, 2018 were as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Tax receivable agreement liabilities (a)	$255,101	$17,925	$33,542	$31,085	$172,549
Operating lease obligations (b)	87,434	12,158	21,999	21,941	31,336
Notes payable (c)	7,212	250	5,602	1,360	—
Total contractual obligations	$349,747	$30,333	$61,143	$54,386	$203,885

(a)	Estimated payments due to limited partners under TRAs are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period.

(b)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space.

(c)
Notes payable are generally non-interest bearings and represent an aggregate principal amount of $7.2 million owed to departed member owners, payable over five years from the respective departure dates.

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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2018, the interest rate for three-month Eurodollar Loans was 3.461% and the interest rate for Base Rate Loans was 5.125%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2018, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2018.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs and other general corporate activities. During the year ended June 30, 2018, the Company utilized borrowings of $30.0 million under the Credit Facility, to partially fund the $200.0 million authorized share repurchase program and other general corporate activities. During the year ended June 30, 2018, the Company repaid $150.0 million of borrowings under the Credit Facility.
Interest expense incurred during the year ended June 30, 2018 was $6.6 million and cash paid for interest during the year ended June 30, 2018 was $5.9 million.
As stated above, the Credit Facility has a maturity date of June 24, 2019. We expect to commence negotiations to refinance or replace our Credit Facility during the first half of fiscal 2019. However, any refinanced or replacement credit facility may not be available on terms favorable to us, or at all. See "Cautionary Note Regarding Forward-Looking Statements" and “Risk Factors-Our indebtedness could adversely affect our business and our liquidity position” for further information.
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
The Company had TRA liabilities of $255.1 million and $339.7 million as of June 30, 2018 and 2017, respectively. TRA liabilities decreased $84.6 million primarily driven by a $177.2 million decrease in valuation as a result of the decrease in the U.S. federal corporate income tax rates pursuant to the TCJA. The decrease is partially offset by a $71.9 million increase in the TRA liabilities in connection with the quarterly member owner exchanges that occurred during the year ended June 30, 2018 as well as $20.9 million associated with the revaluation and remeasurement of the TRA liabilities due to the change in the allocation and realization of future anticipated payments.
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
Stock Repurchase Program
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock as part of a balanced capital deployment strategy. We completed the 2018 stock repurchase program during fiscal year 2018 and purchased approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million.
On May 7, 2018, we announced that our Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion, and in accordance with applicable federal securities laws. We initiated this repurchase program on July 1, 2019. However, there can be no assurance as to the timing or number of shares of Class A common stock, purchased under the program and statements regarding such matters are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Board of Directors. See "Cautionary Note Regarding Forward-Looking Statements."
Costs Associated with Exit or Disposal Activities
In February 2018, as part of our ongoing integration synergies and efforts to realign resources for future growth areas, we implemented certain personnel adjustments, including a workforce reduction. These personnel adjustments impacted approximately 75 positions (approximately 65 of which were related to the workforce reduction), or approximately 3% of total employees. The workforce reduction resulted in pre-tax cash restructuring charges, primarily relating to severance and transition assistance, of approximately $5.1 million in the year ended June 30, 2018. The majority of employees impacted by these personnel adjustments were from our Performance Services segment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2018, we had $100.0 million of outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.75% for Eurodollar Rate Loans and 0.125% to 0.75% for Base Rate Loans. At June 30, 2018, the interest rate for three-month Eurodollar Rate Loans was 3.461% and the interest rate for Base Rate Loans was 5.125%. Assuming outstanding balances and the Applicable Rate were to remain the same, a 1% increase or decrease in interest rates would result in an incremental negative or positive cash flow, respectively, of approximately $1.0 million over the next 12 months.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017
Consolidated Statements of Income for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Premier, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Premier, Inc. (“the Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2018. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Charlotte, North Carolina
August 22, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Premier, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2018 consolidated financial statements of the Company and our report dated August 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Charlotte, North Carolina
August 22, 2018

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2018	June 30, 2017
Assets
Cash and cash equivalents	$152,386	$156,735
Accounts receivable (net of $1,841 and $1,812 allowance for doubtful accounts, respectively)	185,874	159,745
Inventory	66,139	50,426
Prepaid expenses and other current assets	23,325	35,164
Due from related parties	894	6,742
Total current assets	428,618	408,812
Property and equipment (net of $297,591 and $236,460 accumulated depreciation, respectively)	206,693	187,365
Intangible assets (net of $153,635 and $99,198 accumulated amortization, respectively)	322,115	377,962
Goodwill	906,545	906,545
Deferred income tax assets	305,624	482,484
Deferred compensation plan assets	44,577	41,518
Investments in unconsolidated affiliates	94,053	92,879
Other assets	3,991	10,271
Total assets	$2,312,216	$2,507,836

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$60,130	$42,815
Accrued expenses	64,257	55,857
Revenue share obligations	78,999	72,078
Limited partners' distribution payable	15,465	24,951
Accrued compensation and benefits	64,112	53,506
Deferred revenue	39,785	44,443
Current portion of tax receivable agreements	17,925	17,925
Current portion of long-term debt	100,250	227,993
Other liabilities	7,959	32,019
Total current liabilities	448,882	571,587
Long-term debt, less current portion	6,962	6,279
Tax receivable agreements, less current portion	237,176	321,796
Deferred compensation plan obligations	44,577	41,518
Deferred tax liabilities	17,569	48,227
Other liabilities	63,704	42,099
Total liabilities	818,870	1,031,506

	June 30, 2018	June 30, 2017
Redeemable limited partners' capital	2,920,410	3,138,583
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 57,530,733 shares issued and 52,761,177 shares outstanding at June 30, 2018 and 51,943,281 shares issued and outstanding at June 30, 2017	575	519
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 80,335,701 and 87,298,888 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	—	—
Treasury stock, at cost; 4,769,556 shares	(150,058)	—
Additional paid-in-capital	—	—
Accumulated deficit	(1,277,581)	(1,662,772)
Accumulated other comprehensive income (loss)	—	—
Total stockholders' deficit	(1,427,064)	(1,662,253)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,312,216	$2,507,836
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2018	2017	2016
Net revenue:
Net administrative fees	$643,839	$557,468	$498,394
Other services and support	372,133	363,087	337,554
Services	1,015,972	920,555	835,948
Products	645,284	534,118	326,646
Net revenue	1,661,256	1,454,673	1,162,594
Cost of revenue:
Services	187,399	182,775	163,240
Products	610,892	497,273	293,816
Cost of revenue	798,291	680,048	457,056
Gross profit	862,965	774,625	705,538
Other operating income:
Remeasurement of tax receivable agreement liabilities	177,174	5,447	4,818
Other operating income	177,174	5,447	4,818
Operating expenses:
Selling, general and administrative	443,639	410,918	408,429
Research and development	1,423	3,107	2,925
Amortization of purchased intangible assets	55,447	48,327	33,054
Operating expenses	500,509	462,352	444,408
Operating income	539,630	317,720	265,948
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	205,146	—
Equity in net income of unconsolidated affiliates	1,174	14,745	21,647
Interest and investment income (loss), net	(5,300)	(4,512)	(1,021)
Loss on disposal of long-lived assets	(2,376)	(2,422)	—
Other income (expense)	(16,324)	614	(1,692)
Other income (expense), net	(22,826)	213,571	18,934
Income before income taxes	516,804	531,291	284,882
Income tax expense	259,234	81,814	49,721
Net income	257,570	449,477	235,161
Net income attributable to non-controlling interest in Premier LP	(224,269)	(336,052)	(193,547)
Adjustment of redeemable limited partners' capital to redemption amount	157,581	(37,176)	776,750
Net income attributable to stockholders	$190,882	$76,249	$818,364

Weighted average shares outstanding:
Basic	53,518	49,654	42,368
Diluted	137,340	50,374	145,308

Earnings per share attributable to stockholders:
Basic	$3.57	$1.54	$19.32
Diluted	$1.36	$1.51	$0.97
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2018	2017	2016
Net income	$257,570	$449,477	$235,161
Net unrealized gain (loss) on marketable securities	—	128	(110)
Total comprehensive income	257,570	449,605	235,051
Less: comprehensive income attributable to non-controlling interest	(224,269)	(336,137)	(193,470)
Comprehensive income attributable to stockholders	$33,301	$113,468	$41,581
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2015	37,669	$377	106,383	$—	—	$—	$—	$(3,118,474)	$(5)	$(3,118,102)
Redemption of limited partners	—	—	(2,527)	—	—	—	—	—	—	—
Exchange of Class B common units for Class A common stock by member owners	7,723	77	(7,723)	—	—	—	267,604	—	—	267,681
Increase in additional paid-in capital related to quarterly exchange by member owners and departure of member owners	—	—	—	—	—	—	35,431	—	—	35,431
Issuance of Class A common stock under equity incentive plan	523	5	—	—	—	—	3,552	—	—	3,557
Issuance of Class A common stock under employee stock purchase plan	81	1	—	—	—	—	2,728	—	—	2,729
Stock-based compensation expense	—	—	—	—	—	—	48,670	—	—	48,670
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(7,863)	—	—	(7,863)
Net income	—	—	—	—	—	—	—	235,161	—	235,161
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(193,547)	—	(193,547)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(38)	(38)
Final remittance of net income attributable to S2S Global before February 1, 2015	—	—	—	—	—	—	—	(1,890)	—	(1,890)
Adjustment to redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(350,122)	1,126,872	—	776,750
Balance at June 30, 2016	45,996	$460	96,133	$—	—	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	4,851	48	(4,851)	—	—	—	157,323	—	—	157,371
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—	—	—
Redemption of limited partners	—	—	(173)	—	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	—	—	35,141	—	—	35,141
Issuance of Class A common stock under equity incentive plan	1,021	10	—	—	—	—	9,158	—	—	9,168
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	—	—	2,482	—	—	2,483

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Stock-based compensation expense	—	—	—	—	—	—	26,470	—	—	26,470
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(17,717)	—	—	(17,717)
Net income	—	—	—	—	—	—	—	449,477	—	449,477
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(336,052)	—	(336,052)
Net realized loss on marketable securities	—	—	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(212,857)	175,681	—	(37,176)
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$—	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	6,531	49	(6,531)	—	(1,649)	50,071	166,001	—	—	216,121
Redemption of limited partners	—	—	(432)	—	—	—	—	—	—	—
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Issuance of Class A common stock under equity incentive plan	623	6	—	—	—	—	8,013	—	—	8,019
Issuance of Class A common stock under employee stock purchase plan	82	1	—	—	—	—	2,618	—	—	2,619
Treasury stock	(6,418)	—	—	—	6,418	(200,129)	—	—	—	(200,129)
Stock-based compensation expense	—	—	—	—	—	—	29,408	—	—	29,408
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,965)	—	—	(5,965)
Net income	—	—	—	—	—	—	—	257,570	—	257,570
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(224,269)	—	(224,269)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(194,309)	351,890	—	157,581
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$—	$(1,427,064)
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2018	2017	2016
Operating activities
Net income	$257,570	$449,477	$235,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,759	107,211	84,156
Equity in net income of unconsolidated affiliates	(1,174)	(14,745)	(21,647)
Deferred income taxes	232,990	60,562	25,714
Stock-based compensation	29,408	26,470	48,670
Remeasurement of tax receivable agreement liabilities	(177,174)	(5,447)	(4,818)
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(205,146)	—
Loss on disposal of long-lived assets	2,376	2,422	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(14,291)	3,365	(37,250)
Other assets	(824)	6,821	(9,638)
Inventories	(15,713)	(16,349)	3,937
Accounts payable, accrued expenses and other current liabilities	32,767	(24,482)	50,313
Long-term liabilities	6,673	(901)	(4,195)
Loss on FFF put and call rights	22,036	3,935	—
Other operating activities	6,303	(946)	1,067
Net cash provided by operating activities	$507,706	$392,247	$371,470
Investing activities
Purchases of property and equipment	$(92,680)	$(71,372)	$(76,990)
Purchase of marketable securities	—	—	(19,211)
Proceeds from sale of marketable securities	—	48,013	386,372
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	—	(319,717)	—
Acquisition of Acro Pharmaceuticals, net of cash acquired	—	(62,892)	—
Acquisition of CECity.com, Inc., net of cash acquired	—	—	(398,261)
Acquisition of Healthcare Insights, LLC, net of cash acquired	—	—	(64,274)
Acquisition of InFlowHealth, LLC	—	—	(6,088)
Investment in unconsolidated affiliates	—	(65,660)	(3,250)
Distributions received on equity investments in unconsolidated affiliates	—	6,550	22,093
Other investing activities	—	25	(27)
Net cash used in investing activities	$(92,680)	$(465,053)	$(159,636)
Financing activities
Payments made on notes payable	$(8,002)	$(5,486)	$(2,143)
Proceeds from credit facility	30,000	425,000	150,000
Payments on credit facility	(150,000)	(205,000)	(150,000)
Proceeds from exercise of stock options under equity incentive plans	8,019	9,168	3,552
Proceeds from issuance of Class A common stock under stock purchase plan	2,619	2,483	2,317
Repurchase of vested restricted units for employee tax-withholding	(5,965)	(17,717)	(7,863)
Settlement of exchange of Class B units by member owners	—	(123,331)	—
Distributions to limited partners of Premier LP	(79,255)	(90,434)	(92,707)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(13,959)	(10,805)
Repurchase of Class A common stock (held as treasury stock)	(200,129)	—	—

	Year Ended June 30,
	2018	2017	2016
Earn-out liability payment to GNYHA Holdings	(16,662)	—	—
Final remittance of net income attributable to former S2S Global minority shareholder	—	—	(1,890)
Net cash used in financing activities	$(419,375)	$(19,276)	$(109,539)
Net increase (decrease) in cash and cash equivalents	(4,349)	(92,082)	102,295
Cash and cash equivalents at beginning of year	156,735	248,817	146,522
Cash and cash equivalents at end of year	$152,386	$156,735	$248,817

Supplemental schedule of non cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in additional paid-in-capital and accumulated deficit	$(157,581)	$37,176	$(776,750)
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$216,122	$157,371	$267,681
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$15,465	$24,951	$22,493
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,972	$2,049	$5,407
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$86,788	$114,605	$94,839
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$92,554	$79,463	$59,408
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$(5,766)	$35,141	$35,431
Net increase in investments in unconsolidated affiliates related to deferred taxes attributed to the net fair value of FFF enterprises, Inc. put and call rights, with offsetting increases in deferred tax assets and deferred tax liabilities	$—	$15,460	$—
Payable to member owners incurred upon repurchase of ownership interest	$942	$416	$3,556
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company is a holding company with no material business operations of its own. The Company’s primary asset is a controlling equity interest in Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
The Company, through Premier GP, held an approximate 40% and 37% sole general partner interest in Premier LP at June 30, 2018 and 2017, respectively. In addition to their equity ownership interest in the Company, our member owners held an approximate 60% and 63% limited partner interest in Premier LP at June 30, 2018 and 2017, respectively. Below is a summary of the principal documents that define and regulate the governance and control relationships among Premier, Premier LP and the member owners.
LP Agreement
Pursuant to the Amended and Restated Limited Partnership Agreement, as amended ("LP Agreement"), Premier GP is the general partner of Premier LP, and controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements ("TRAs") and (iii) meet its obligations to the member owners under the Exchange Agreement (as defined below) if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
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
Exchange Agreement
Pursuant to the terms of an exchange agreement ("the Exchange Agreement"), subject to certain restrictions, commencing on October 31, 2014 and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal (discussed below), for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of Premier's Audit and Compliance Committee. This exchange right can be exercised on a quarterly basis and is subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP. For each Class B common unit that is exchanged pursuant to the Exchange Agreement, the member owner will also surrender one corresponding share of our Class B common stock, which will automatically be retired.
Registration Rights Agreement
Pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement") Premier filed with the Securities and Exchange Commission (the "SEC") a resale shelf registration statement for resales from time to time of its Class A common stock issued to the member owners in exchange for their Class B common units pursuant to the Exchange Agreement, subject to various restrictions. The registration statement was declared effective by the SEC in November 2014. Subject to certain exceptions, Premier will use reasonable efforts to keep the resale shelf registration statement effective for seven years. Pursuant to the Registration Rights Agreement, Premier may, but is not required to, conduct a company-directed underwritten public offering to allow the member owners to resell Class A common stock received by them in exchange for their Class B common units. Premier, as well as the member owners, will be subject to customary prohibitions on sale prior to and for 60 days following any company-directed underwritten public offering. The Registration Rights Agreement also grants the member owners certain "piggyback" registration rights with respect to other registrations of Class A common stock.
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
GPO Participation Agreement
Pursuant to the terms of a GPO participation agreement, each member owner will generally receive cash sharebacks, or revenue share, from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or owned, leased, managed and affiliated facilities, through Premier's GPO supplier contracts. In general, our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (in the case of five-year agreements), or sixth anniversary (in the case of seven-year agreements), of the then-current term, that such member owner desires to terminate the GPO participation agreement effective upon the expiration of the then-current term.

The terms and conditions of certain GPO participation agreements vary as a result of provisions in Premier's existing arrangements with member owners that conflict with provisions of the GPO participation agreement and which by the express terms of the GPO participation agreement are incorporated by reference and deemed controlling and will continue to remain in effect. In certain other instances, Premier LP and member owners have entered into GPO participation agreements with certain terms and conditions that vary from the standard form, which were approved by the member agreement review committee of Premier's Board of Directors, based upon regulatory constraints, pending merger and acquisition activity or other circumstances affecting those member owners.
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
At June 30, 2018 and 2017, the member owners owned approximately 60% and 63%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the year ended June 30, 2018, the member owners exchanged 6.5 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement (see Note 15 - Earnings (Loss) Per Share). During the year ended June 30, 2018, approximately 6.5 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 6.5 million Class B common shares were retired during the same period.
At June 30, 2018 and 2017, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 40% and 37% of the Company's outstanding common stock through their ownership of Class A common stock.
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings per share for fiscal 2016 was previously stated at $1.33 per share and has been corrected to $0.97 per share. The Company believes the correction is immaterial and the amount had no impact on the Company's overall financial condition, results of operations or cash flows.
We have reclassified $5.4 million and $4.8 million from selling, general and administrative expenses to the remeasurement of tax receivable agreement liabilities for the year ended June 30, 2017 and 2016, respectively, within the Consolidated Statements of Income in order to conform to the current period presentation.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles ("GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, the consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring adjustments.
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

The assets and liabilities of Premier LP at June 30, 2018 and 2017 consisted of the following (in thousands):

	June 30, 2018	June 30, 2017
Assets
Current	$393,863	$385,477
Noncurrent	1,577,974	1,616,539
Total assets of Premier LP	$1,971,837	$2,002,016

Liabilities
Current	$457,172	$560,582
Noncurrent	128,793	134,635
Total liabilities of Premier LP	$585,965	$695,217
Net income attributable to Premier LP during the years ended June 30, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Premier LP net income	$371,131	$522,310	$275,955
Premier LP's cash flows for the years ended June 30, 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$534,643	$439,746	$393,352
Investing activities	(92,680)	(465,053)	(159,636)
Financing activities	(457,673)	(51,290)	(150,330)
Net increase (decrease) in cash and cash equivalents	(15,710)	(76,597)	83,386
Cash and cash equivalents at beginning of year	133,451	210,048	126,662
Cash and cash equivalents at end of year	$117,741	$133,451	$210,048
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under TRAs, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, deferred revenue, future cash flows associated with asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company has prescribed such provisional relief under SAB 118 by incorporating various estimates regarding timing and determination of temporary difference recognition when calculating components of its deferred tax balances. While the Company is able to provide reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates, due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the Internal Revenue Service and other actions that we may take that are yet to be determined.
(2) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
We account for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the consolidated financial statements.
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
Inventory
Inventory consisting of finished goods, primarily medical products and other non-pharmaceutical products, are stated at the lower of cost or net realizable values on an average cost basis. Inventories consisting of pharmaceuticals and pharmaceutical-related products are stated at the lower of cost or net realizable values on a first-in, first-out basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.
Property and Equipment, Net
Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is calculated over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets' EUL. See Note 7 - Property and Equipment, Net.
Costs associated with internally-developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income, based on the software's end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally-developed software of $74.9 million and $66.6 million during the years ended June 30, 2018 and 2017, respectively.
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
Intangible Assets
Definite-lived intangible assets consist primarily of member relationships, technology, customer relationships, trade names, distribution networks, favorable lease commitments, and non-compete agreements, and are amortized on a straight-line basis over their EUL. See Note 8 - Intangible Assets, Net.
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
The Company's most recent annual impairment testing only required the first step of the two-step process, which consisted of a quantitative assessment, and did not result in any goodwill impairment charges during the fourth quarter of the year ended June 30, 2018.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $3.6 million and $5.7 million at June 30, 2018 and 2017, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2018 and 2017. The non-current portion of the deferred compensation plan assets, totaling $44.6 million and $41.5 million at June 30, 2018 and 2017, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2018 and 2017. Realized and unrealized gain (loss) of $4.0 million, $4.0 million and $(1.6) million on plan assets as of June 30, 2018, 2017 and 2016, respectively, are included in other income (expense), in the accompanying Consolidated Statements of Income. Deferred compensation income (expense) from the change in the corresponding liability of $(4.0) million, $(4.0) million and $1.6 million, respectively, are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income for the years ended June 30, 2018, 2017 and 2016, respectively.
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities or in selling, general and administrative expense in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
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
A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the Board of Directors. Given the limited partners hold the majority of the votes of the Board of Directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects redeemable limited partners' capital as temporary equity in the mezzanine section of the Consolidated Balance Sheets. In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and accumulated deficit.
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
Revenue Recognition
Net Revenue
Net revenue consists of (i) service revenue which includes net administrative fees revenue and other services and support revenue and (ii) product revenue. Net administrative fees revenue consists of net GPO administrative fees in the Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by the Performance Services segment in connection with the Company's SaaS informatics products subscriptions, consulting services and performance improvement collaborative subscriptions. Product revenue consists of integrated pharmacy and direct sourcing product sales, which are included in the Supply Chain Services segment. The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable, (iii) services have been rendered and payment has been contractually earned, and (iv) collectibility is reasonably assured.
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
Other Services and Support Revenue
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for consulting services, and insurance services management fees and commissions from group-sponsored insurance programs.
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
Professional fees for consulting services sold under contracts vary based on the nature and terms of the engagement. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed and deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied.
Insurance services management fees are recognized in the period in which such services are provided. Commissions from group sponsored insurance programs are recognized over the term of the insurance policies, which is generally one year.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue is allocated to the individual elements within the arrangement based on their relative selling price using vendor specific objective evidence ("VSOE"), third-party evidence ("TPE") or the estimated selling price ("ESP"), provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement. All deliverables which are fixed and determinable are recognized according to the revenue recognition methodology described above.
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
Performance Guarantees
On limited occasions, the Company enters into agreements which provide for guaranteed performance levels to be achieved by the member over the term of the agreement. In situations with significant performance guarantees, the Company defers revenue recognition until the amount is fixed and determinable and all contingencies, including any refund rights, have been satisfied. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge for the member to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings.
Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of the Company's revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for company-hosted SaaS applications are deferred until the member's unique data records have been incorporated into the underlying software database, or until member site-specific software has been implemented and the member has access to the software. Deferred consulting fees arise when cash is received from members prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the consulting fees are deferred until the performance target is met.
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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and were $4.3 million, $3.8 million and $3.3 million for the years ended June 30, 2018, 2017 and 2016, respectively.
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
The Company prepares and files tax returns based on interpretations of tax laws and regulations. The Company's tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities.
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
The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserve and related estimated interest charges that are considered appropriate. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
Comprehensive Income
Comprehensive income includes all changes in stockholders' deficit during a period from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income.
Basic and Diluted Earnings (Loss) per Share ("EPS")
Basic EPS is calculated by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of such inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
Recently Adopted Accounting Standards
In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the guidance under which an entity must measure inventory at the lower of cost or market. This guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The Company adopted this standard effective July 1, 2017 using the prospective approach. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The Company adopted this standard effective October 1, 2017 using the prospective approach. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU amendments add or clarify guidance on eight cash flow issues. The Company adopted this standard effective January 1, 2018 using the retrospective approach. The implementation of this ASU did not impact the classification or presentation of cash flows within the Company's consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. The implementation of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2018. The implementation of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
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
In August 2015, the FASB issued an amendment in ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the new standard for all entities by one year. The new standard, as amended, is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption as of the original effective date for public entities is permitted.
In March 2016, the FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, related to a third party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself or to arrange for the good or service to be provided by a third party. If the entity provides the specific good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The standard requires the principal to recognize revenue for the gross amount and the agent to recognize revenue for the amount of any fee or commission for which it expects to be entitled in exchange for arranging for the specified good or service to be provided. The new standard is effective with ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends specific aspects of ASU 2014-09, including how to identify performance obligations and guidance related to licensing implementation. This amendment provides guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. The amendment is effective with ASU 2014-09.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies specific aspects of ASU 2014-09, clarifying how to identify performance obligations and guidance related to its promise in granting a license of intellectual property. This new standard provides guidance to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost. The new standard also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property to help determine whether it recognizes revenue over time or at a point in time and addresses how entities should consider license renewals and restrictions. The new standard is effective with ASU 2014-09.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which clarifies specific aspects of ASU 2014-09, including allowing entities not to make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard also makes twelve other technical corrections and modifications to ASU 2014-09. The new standard is effective with ASU 2014-09.
The new revenue recognition standard related to Topic 606 discussed above, as amended, is effective for the Company for the fiscal year beginning July 1, 2018, and we plan to adopt the standard using the modified retrospective approach. To date, the Company has identified the following preliminary impacts of adopting the new standard on the various revenue streams across its operating segments.
Within the Supply Chain Services segment, the Company expects to recognize administrative fee revenue upon the occurrence of a sale by suppliers to the Company’s members. This differs from the previous treatment in which the Company recognizes revenue in the period that the respective supplier reports member purchasing data, which is typically one to three months in arrears of the actual member purchase activity. This change is expected to result in the Company recognizing revenue sooner in the revenue cycle than under the Company's previous revenue recognition policy and the creation of a contract asset associated with this shift in revenue recognition timing. With regards to product revenue, the Company does not expect a material impact on the timing of revenue recognition. The Company is continuing to assess the impact of the new standard on the financial statements and disclosures.
Within the Performance Services segment, the Company expects to recognize revenue associated with its perpetual and term licenses upon delivery to the customer (point in time) and the associated mandatory post-contract customer support ratably over the period during which the support is provided (over time). The Company expects that this change will result in a shift and acceleration in timing of revenue recognition relative to the previous treatment. Also under the new standard, the Company will be required to capitalize the incremental costs of obtaining a contract, which the Company has preliminarily identified as sales commissions and costs associated with implementing our SaaS informatics tools, and to amortize these costs in a manner that reflects the transfer of services to the customer. These costs are expensed as incurred under the Company's previous policy.
The Company is nearing completion of its assessment and is still in the process of quantifying the impact of the new standard on its consolidated financial statements. Based on this assessment thus far, the Company believes that the impact on its consolidated financial statements could be material. However, due to the inherent complexity of its revenue recognition, the Company continues to evaluate all potential impacts of the new standard and is concurrently refining its business processes, systems and internal controls necessary to support accounting, reporting and disclosure requirements. Accordingly, a significant amount of work remains as the Company finalizes its implementation, and any preliminary assessment is subject to change.
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

In connection with the acquisition, the Company utilized its credit facility dated June 24, 2014, as amended on June 4, 2015 (the "Credit Facility") to fund the $325.0 million purchase price (see Note 11 - Debt). The Company also incurred $5.2 million and $6.5 million of acquisition costs related to this acquisition during the years ended June 30, 2018 and 2017, respectively. These acquisition costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
The Company has accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 8 - Intangible Assets, Net) and liabilities assumed based on their preliminary fair values. The acquisition resulted in the recognition of approximately $334.7 million of goodwill attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes.
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
The acquisition provided the sellers an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ended June 30, 2017. The Company and the seller finalized the amount payable pursuant to the earn-out opportunity and the Company paid the seller $21.1 million during the year ended June 30, 2018 (see Note 5 - Fair Value Measurements).
Certain executive officers of Innovatix and Essensa executed employment agreements that became effective upon the closing of the acquisition. The purchase agreement provides that in the event that Innovatix's and Essensa's Adjusted EBITDA exceeds agreed upon amounts, certain of those executive officers are entitled to receive a retention bonus payment of up to $3.0 million in the aggregate for which the Company will be reimbursed by GNYHA Holdings, LLC, of which $1.5 million was paid and reimbursed during the year ended June 30, 2018.

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
On October 1, 2015, PHSI acquired all of the limited liability company membership interests of InFlow for $6.1 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition provides selling members an earn-out opportunity of up to $26.9 million based on InFlow's future annual contractual subscription revenues above certain thresholds through December 31, 2019. At June 30, 2018 and 2017, the fair value of the earn-out liability was zero and $0.2 million, respectively (see Note 5 - Fair Value Measurements). In accordance with GAAP, the contingent consideration is recorded at fair value based on a probability-weighted approach including multiple earnings scenarios, although this value is not indicative of a known amount to be paid. The selling members also received restricted stock units of the Company with an aggregate equity grant value of $2.1 million, which vest over a three-year period with restrictions tied to continued employment.
The Company accounted for the InFlow acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The InFlow acquisition resulted in the recognition of approximately $5.9 million of goodwill attributable to the anticipated profitability of InFlow. The InFlow acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes. The Company reports InFlow as part of its Performance Services segment.
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
The Company accounted for the CECity acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The CECity acquisition resulted in the recognition of approximately $274.0 million of goodwill which reflects a premium relative to the fair value of the identified assets due to the strategic importance of the transaction to the Company and the CECity business model which does not rely extensively on tangible assets as well as the anticipated profitability of CECity. The CECity acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes.
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
Acquisition of HCI
Healthcare Insights, LLC ("HCI") has two primary businesses exclusively serving the healthcare provider market: (i) financial analytics which include budgeting, forecasting, and labor productivity applications, and (ii) clinical analytics which includes service line analytics and direct costing analytics to support value-based care. On July 31, 2015, PHSI acquired all of the limited liability company membership interests of HCI for $64.3 million in cash. The Company utilized available funds on hand to complete the acquisition. The acquisition also provides selling members with an earn-out opportunity of up to $4.0 million based on HCI's revenues during the twelve months ending December 31, 2017 as defined in the purchase agreement. The Company finalized the earn-out opportunity, which resulted in zero consideration paid to the seller.
The Company accounted for the HCI acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (see Note 8 - Intangible Assets, Net) acquired and liabilities assumed based on their fair values. The HCI acquisition resulted in the recognition of approximately $42.4 million of goodwill attributable to the anticipated profitability of HCI. The HCI acquisition is considered an asset acquisition for tax purposes and accordingly, the Company expects the goodwill to be deductible for tax purposes. The Company reports HCI as part of its Performance Services segment.

(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
	June 30,		Year Ended June 30,
	2018	2017	2018	2017	2016
FFF	$91,804	$85,520	$6,283	$4,400	$—
Bloodbuy	1,918	2,066	(147)	(119)	(65)
PharmaPoint	—	4,232	(4,232)	(340)	(379)
Innovatix	—	—	—	10,743	21,797
Other investments	331	1,061	(730)	61	294
Total investments	$94,053	$92,879	$1,174	$14,745	$21,647
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
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its ownership of 5.3 million units of Class B Membership Interests in Bloodbuy at June 30, 2018 and 2017. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of 5.0 million units of Class B Membership Interests in PharmaPoint at June 30, 2018 and 2017. During the year ended June 30, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million, which is included in equity in net income (loss) of unconsolidated affiliates in the accompanying Consolidated Statements of Income. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% membership interests (see Note 3 - Business Acquisitions and Note 19 - Related Party Transactions). As a result, the Company recognized a one-time gain of $205.1 million during the year ended June 30, 2017 related to the remeasurement of the then-existing 50% ownership share to fair value. Prior to the acquisition, the Company accounted for its investment in Innovatix using the equity method of accounting and included the investment as part of the Supply Chain Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Cash equivalents	$62,684	$62,684	$—	$—
FFF call right	610	—	—	610
Deferred compensation plan assets	48,215	48,215	—	—
Total assets	$111,509	$110,899	$—	$610
FFF put right	$42,041	$—	$—	$42,041
Total liabilities	$42,041	$—	$—	$42,041

June 30, 2017
Cash equivalents	$22,218	$22,218	$—	$—
FFF call right	4,655	—	—	4,655
Deferred compensation plan assets	47,202	47,202	—	—
Total assets	$74,075	$69,420	$—	$4,655
Earn-out liabilities	$21,310	$—	$—	$21,310
FFF put right	24,050	—	—	24,050
Total liabilities	$45,360	$—	$—	$45,360
Cash equivalents were included in cash and cash equivalents in the accompanying Consolidated Balance Sheets (see Note 4 - Investments).
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.6 million and $5.7 million at June 30, 2018 and 2017, respectively) in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities were incurred in connection with acquisitions of HCI on July 31, 2015, Inflow on October 1, 2015 and Innovatix and Essensa on December 2, 2016 (see Note 3 - Business Acquisitions). The earn-out liabilities were classified as Level 3 of the fair value hierarchy and their values were determined based on estimated future earnings and the probability of achieving them. The decrease in the earn-out liabilities is attributable to the $21.1 million earn-out payment to GNYHA Holdings that occurred during the current year (see Note 3 - Business Acquisitions). Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF holds a put right that provides such shareholder the right to require the Company to purchase (i) up to 50% of its interest in FFF, which is exercisable beginning on July 26, 2020, the fourth anniversary of the investment closing date and (ii) all or a portion of its remaining interest in FFF on or after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the amended and restated shareholders' agreement provides the Company with a call right requiring the majority shareholder to sell its remaining interest in FFF to the Company, which is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or 30 calendar days after December 31, 2020. In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair values of the FFF put and call rights were determined based on the Equity Value per Share calculation using unobservable inputs, which included the estimated FFF put and call rights' expiration dates, the forecast of FFF's EBITDA over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. Significant changes to the Equity Value per Share resulting from changes in the unobservable inputs could have a significant impact on the fair values of the FFF put and call rights.
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other income (expense) in the accompanying Consolidated Statements of Income.
A reconciliation of the Company's earn-out liabilities and FFF put and call rights is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Year ended June 30, 2018
FFF call right	$4,655	$—	$(4,045)	$610
Total Level 3 assets	$4,655	$—	$(4,045)	$610
Earn-out liabilities	$21,310	$(21,125)	$185	$—
FFF put right	24,050	—	(17,991)	42,041
Total Level 3 liabilities	$45,360	$(21,125)	$(17,806)	$42,041

Year ended June 30, 2017
FFF call right	$—	$10,361	$(5,706)	$4,655
Total Level 3 assets	$—	$10,361	$(5,706)	$4,655
Earn-out liabilities	$4,128	$16,662	$(520)	$21,310
FFF put right	—	25,821	1,771	24,050
Total Level 3 liabilities	$4,128	$42,483	$1,251	$45,360
Non-Recurring Fair Value Measurements
During the year ended June 30, 2018, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The fair values of the acquired intangible assets resulting from the acquisitions of Acro Pharmaceuticals and Innovatix and Essensa were determined using the income approach (see Note 3 - Business Acquisitions).
The Company recognized a one-time gain of $205.1 million during the year ended June 30, 2017 related to the remeasurement of the Company's 50% equity method investment in Innovatix to fair value upon acquisition of the remaining interest in Innovatix (see Note 3 - Business Acquisitions). The fair value of the investment was calculated using a discounted cash flow model.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by approximately $0.6 million and $0.6 million at June 30, 2018 and 2017, respectively, based on assumed market interest rates of 3.6% and 2.6%, respectively.
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

	June 30,
	2018	2017
Trade accounts receivable	$150,426	$130,126
Managed services receivable	35,766	31,383
Other	1,523	48
Total accounts receivable	187,715	161,557
Allowance for doubtful accounts	(1,841)	(1,812)
Accounts receivable, net	$185,874	$159,745

(7) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2018	2017
Capitalized software	2-5 years	$409,017	$340,271
Computer hardware	3-5 years	68,057	57,320
Furniture and other equipment	5 years	8,284	8,218
Leasehold improvements	Lesser of estimated useful life or term of lease	18,926	18,016
Total property and equipment		504,284	423,825
Accumulated depreciation and amortization		(297,591)	(236,460)
Property and equipment, net		$206,693	$187,365
Depreciation and amortization expense related to property and equipment was $71.3 million, $58.9 million and $51.1 million for the years ended June 30, 2018, 2017 and 2016, respectively. Unamortized capitalized software costs were $157.0 million and $161.4 million at June 30, 2018 and 2017, respectively.
The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2018, 2017 and 2016.
(8) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2018	2017
Member relationships	14.7 years	$220,100	$220,100
Technology	5.0 years	142,317	143,727
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.9 years	8,710	8,710
Total intangible assets		475,750	477,160
Accumulated amortization		(153,635)	(99,198)
Total intangible assets, net		$322,115	$377,962
Intangible asset amortization totaled $55.4 million, $48.3 million and $33.1 million for the years ended June 30, 2018, 2017 and 2016, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2019	$53,941
2020	49,077
2021	27,953
2022	24,964
2023	23,890
Thereafter	139,290
Total amortization expense (a)	$319,115

(a)
Estimated aggregate amortization expense for the next five fiscal years and thereafter excludes amortization on technology under development, which was classified as technology in the total intangible assets, net table, of $3.0 million at June 30, 2018.

The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2018	2017
Supply Chain Services	$235,485	$255,601
Performance Services	86,630	122,361
Total intangible assets, net	$322,115	$377,962

(9) GOODWILL
Goodwill consisted of the following (in thousands):

	June 30,
	2018	2017
Supply Chain Services	$400,348	$400,348
Performance Services	506,197	506,197
Total goodwill	$906,545	$906,545
(10) OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	June 30,
	2018	2017
Deferred loan costs, net	$506	$1,051
FFF call right	610	4,655
Other	2,875	4,565
Total other long-term assets	$3,991	$10,271
The Company recorded $0.5 million, $0.5 million and $0.5 million in amortization expense on deferred loan costs during the years ended June 30, 2018, 2017 and 2016, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest and investment income, net in the Consolidated Statements of Income.
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016, as amended and restated on November 22, 2017 (see Note 4 - Investments), the Company obtained a call right to purchase the remaining interest in FFF from the majority shareholder (see Note 5 - Fair Value Measurements).
(11) DEBT
Long-term debt consisted of the following (in thousands):

			June 30,
	Commitment Amount	Due Date	2018	2017
Credit Facility	$750,000	June 24, 2019	$100,000	$220,000
Notes payable	—	Various	7,212	14,272
Total debt			107,212	234,272
Less: current portion			(100,250)	(227,993)
Total long-term debt			$6,962	$6,279
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014, and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Company expects to commence negotiations to refinance or replace the Credit Facility during the first half of fiscal 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At June 30, 2018, the interest rate for three-month Eurodollar Loans was 3.461% and the interest rate for Base Rate Loans was 5.125%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2018, the commitment fee was 0.125%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2018.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs and other general corporate activities. During the year ended June 30, 2018, the Company utilized borrowings of $30.0 million under the Credit Facility, to partially fund the $200.0 million authorized share repurchase program and other general corporate activities. During the year ended June 30, 2018, the Company repaid $150.0 million of borrowings under the Credit Facility.
Interest expense incurred during the year ended June 30, 2018 was $6.6 million and cash paid for interest during the year ended June 30, 2018 was $5.9 million.
Notes Payable
At June 30, 2018 and 2017, the Company had $7.2 million and $14.3 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $0.2 million and $8.0 million, respectively, were included in current portion of long-term debt and $7.0 million and $6.3 million, respectively, were included in long-term debt, less current portion, in the accompanying Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2018 are as follows (in thousands):

2019	$250
2020	2,046
2021	3,556
2022	416
2023	944
Thereafter	—
Total principal payments	$7,212

(12) OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2018	2017
Deferred rent	$13,402	$14,045
Reserve for uncertain tax positions	8,261	3,819
Earn-out liability, less current portion	—	185
FFF put right	42,041	24,050
Total other long-term liabilities	$63,704	$42,099
Pursuant to an amended and restated shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 4 - Investments), the majority shareholder of FFF obtained a put right that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company (see Note 5 - Fair Value Measurements).
(13) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 60% ownership of Premier LP through their ownership of Class B common units at June 30, 2018. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the LP Agreement (see Note 1 - Organization and Basis of Presentation for more information), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the years ended June 30, 2018, 2017 and 2016, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Consolidated Statements of Income in the amounts of $(157.6) million, $37.2 million and $(776.8) million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.
The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2015 to June 30, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2015	$(11,633)	$4,091,473	$(8)	$4,079,832
Distributions applied to receivables from limited partners	5,407	—	—	5,407
Redemption of limited partners	—	(4,281)	—	(4,281)
Net income attributable to non-controlling interest in Premier LP	—	193,547	—	193,547
Distributions to limited partners	—	(92,767)	—	(92,767)
Net unrealized loss on marketable securities	—	—	(77)	(77)
Exchange of Class B common units for Class A common stock by member owners	—	(267,681)	—	(267,681)
Adjustment of redeemable limited partners' capital to redemption amount	—	(776,750)	—	(776,750)
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	2,049	—	—	2,049

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
Redemption of limited partners	—	(416)	—	(416)
Net income attributable to non-controlling interest in Premier LP	—	336,052	—	336,052
Distributions to limited partners	—	(92,892)	—	(92,892)
Net realized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(157,371)	—	(157,371)
Exchange of Class B common units for cash by member owners	—	(123,330)	—	(123,330)
Adjustment of redeemable limited partners' capital to redemption amount	—	37,176	—	37,176
June 30, 2017	$(4,177)	$3,142,760	$—	$3,138,583
Distributions applied to receivables from limited partners	1,972	—	—	1,972
Redemption of limited partners	—	(942)	—	(942)
Net income attributable to non-controlling interest in Premier LP	—	224,269	—	224,269
Distributions to limited partners	—	(69,770)	—	(69,770)
Exchange of Class B common units for Class A common stock by member owners	—	(216,121)	—	(216,121)
Adjustment of redeemable limited partners' capital to redemption amount	—	(157,581)	—	(157,581)
June 30, 2018	$(2,205)	$2,922,615	$—	$2,920,410
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the years ended June 30, 2018, 2017 and 2016.
During the year ended June 30, 2018, four limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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

Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 24, 2017	$24,951
November 22, 2017	$20,752
February 22, 2018	$20,396
May 24, 2018	$13,157

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $15.5 million quarterly distribution on or before August 23, 2018. The distribution is reflected in limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2018.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the year ended June 30, 2018, the Company recorded total reductions of $216.1 million to redeemable limited partners' capital to reflect the exchange of approximately 6.5 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 15 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2017	1,231,410	$42,976
October 31, 2017	3,651,294	119,289
January 31, 2018	1,006,435	32,659
April 30, 2018	642,566	21,197
	6,531,705	$216,121
(14) STOCKHOLDERS' DEFICIT
As of June 30, 2018, there were 57,530,733 shares of the Company's Class A common stock, par value $0.01 per share, and 80,335,701 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On October 31, 2017, the Company's Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock as part of a balanced capital deployment strategy, such repurchases to be made from time to time in private or open market transactions at the Company's discretion in accordance with applicable federal securities laws. The Company completed its stock repurchase program during the fiscal year ended June, 30 2018 and purchased approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2018	2017	2016
Numerator for basic earnings per share:
Net income attributable to stockholders	$190,882	$76,249	$818,364

Numerator for diluted earnings per share:
Net income attributable to stockholders	$190,882	$76,249	$818,364
Adjustment of redeemable limited partners' capital to redemption amount	(157,581)	—	(776,750)
Net income attributable to non-controlling interest in Premier LP	224,269	—	193,547
Net income	257,570	76,249	235,161
Tax effect on Premier, Inc. net income (a)	(70,257)	—	(93,836)
Adjusted net income	$187,313	$76,249	$141,325

Denominator for basic earnings per share:
Weighted average shares (b)	53,518	49,654	42,368

Denominator for diluted earnings per share:
Weighted average shares (b)	53,518	49,654	42,368
Effect of dilutive securities: (c)
Stock options	275	286	348
Restricted stock	295	215	589
Performance share awards	252	219	1,429
Class B shares outstanding	83,000	—	100,574
Weighted average shares and assumed conversions	137,340	50,374	145,308

Basic earnings per share	$3.57	$1.54	$19.32
Diluted earnings per share	$1.36	$1.51	$0.97

(a)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(b)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2018, 2017 and 2016.

(c)
For the year ended June 30, 2018, the effect of 1.6 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2017, the effect of 90.8 million Class B common units exchangeable for Class A common shares and 1.3 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2016, the effect of 1.3 million stock options were excluded from diluted weighted average share outstanding as they had an anti-dilutive effect.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2017	1,231,410	86,067,478	53,212,057	62%/38%
October 31, 2017	3,651,294	82,416,184	57,215,143	59%/41%
January 31, 2018	1,006,435	81,169,319	54,829,086	60%/40%
April 30, 2018	642,566	80,335,701	52,585,392	60%/40%
July 31, 2018 (c)	816,468	79,519,233	53,256,897	60%/40%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 14 - Stockholders' Deficit), equity incentive plan (see Note 16 - Stock-Based Compensation) and departed member owners (see Note 13 - Redeemable Limited Partners' Capital).

(c)	As the quarterly exchange occurred on July 31, 2018, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2018.
(16) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $29.4 million, $26.5 million and $48.7 million for the years ended June 30, 2018, 2017 and 2016, respectively, with a resulting deferred tax benefit of $7.3 million, $10.1 million and $18.5 million, respectively. The deferred tax benefit was calculated at a rate of 25% for the year ended June 30, 2018 and 38% for the years ended June 30, 2017 and 2016, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 18 - Income Taxes).
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2018, there were approximately 3.6 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2018:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2017	576,988	$32.92	1,085,872	$32.79	3,372,499	$30.31
Granted	261,966	$32.92	700,733	$32.62	560,497	$32.79
Vested/exercised	(183,988)	$31.89	(352,867)	$31.73	(284,490)	$30.65
Forfeited	(49,093)	$32.71	(115,691)	$32.55	(149,255)	$33.70
Outstanding at June 30, 2018	605,873	$33.25	1,318,047	$33.00	3,499,251	$30.53

Stock options outstanding and exercisable at June 30, 2018					2,501,734	$29.56
Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either after twelve months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at June 30, 2018 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$8,233	1.65 years
Performance share awards	17,924	1.70 years
Stock options	6,620	1.77 years
Total unrecognized stock-based compensation expense	$32,777	1.70 years
The aggregate intrinsic value of stock options at June 30, 2018 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$17,091
Expected to vest	3,398
Total outstanding	$20,489

Exercised during the year ended June 30, 2018	$1,157

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

June 30,
	2018	2017	2016
Expected life (a)	6 years	6 years	6 years
Expected dividend (b)	—	—	—
Expected volatility (c)	29.4% - 32.3%	32.0% - 33.0%	32.7% - 33.5%
Risk-free interest rate (d)	1.9% - 2.9%	1.3% - 2.1%	1.2% - 1.8%
Weighted average option grant date fair value	$9.48 - $11.42	$10.48 - $12.00	$11.11 - $12.40

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
(17) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions of up to 4% of the participant's compensation, not to exceed certain limits. The Company's 401(k) expense related to such matching of employee contributions was $9.7 million, $9.2 million and $8.5 million for the years ended June 30, 2018, 2017 and 2016, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
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
On December 22, 2017, the U.S. government enacted the TCJA that made broad changes to the U.S. tax code. Most notable to the Company was the reduction in the U.S. federal corporate income tax rate from 35% to 21% for the first taxable year beginning on or after January 1, 2018. Due to the timing of the Company's fiscal year, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28.1% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. In accordance with U.S. GAAP, the impact of changes in tax rates and tax laws is recognized as a component of income tax expense from continuing operations in the period of enactment. Accordingly, the Company has remeasured its deferred tax balances as of the enactment date.
Concurrent with the enactment of the TCJA, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company has prescribed such provisional relief under

SAB 118 by incorporating various estimates regarding timing and determination of temporary difference recognition when calculating components of its deferred tax balances. While the Company is able to provide reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates, due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the Internal Revenue Service and other actions that we may take that are yet to be determined.

In connection with its analysis of the impacts of the TCJA, the Company has recorded a net provisional tax expense of $210.4 million in fiscal year 2018 which consists of $224.9 million net deferred tax expense associated with the remeasurement of the Company’s deferred tax assets and liabilities offset by $14.5 million of deferred tax benefit associated with the release of valuation allowances related to certain U.S. federal tax attributes that are now expected to be fully realized. The Company has not completed its accounting for the income tax effects of the TCJA. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SAB 118.

Significant components of the consolidated expense for income taxes are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Current:
Federal	$22,103	$16,638	$19,765
State	4,141	4,614	4,242
Total current expense	26,244	21,252	24,007
Deferred:
Federal	232,673	49,392	15,703
State	317	11,170	10,011
Total deferred expense	232,990	60,562	25,714
Provision for income taxes	$259,234	$81,814	$49,721
The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rates of 28.1%, 35.0%, 35.0% for fiscal year ended June 30, 2018, 2017 and 2016, respectively, is as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Computed tax expense	$145,015	$185,952	$99,709
Partnership income not subject to tax	(70,257)	(85,142)	(85,063)
State taxes (net of federal benefit)	12,901	9,823	664
Remeasurement adjustments and other permanent items	(53,151)	(78,998)	1,051
Expense (benefit) on subsidiaries treated separately for income tax purposes	(983)	18,660	(7,497)
Change in valuation allowance	(33,106)	26,829	36,279
Deferred tax remeasurement	256,787	9,950	8,080
Other	2,028	(5,260)	(3,502)
Provision for income taxes	$259,234	$81,814	$49,721
Effective income tax rate	50.2%	15.4%	17.5%
The increase in the effective tax rate from the prior year is primarily attributable to the deferred tax expense associated with the remeasurement of deferred tax balances as a result of the TCJA, partially offset by the deferred tax benefit attributable to the release and remeasurement of valuation allowance and the reduction in the statutory rate from 35.0% to a blended statutory rate of 28.1% as a result of the TCJA. The lower effective tax rate in fiscal year 2017 was due to the one-time gain related to the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2018 and 2017 are presented below (in thousands):

	June 30,
	2018	2017
Deferred tax asset
Partnership basis differences in Premier LP	$298,306	$473,193
Stock compensation	18,347	23,037
Accrued expenses	32,543	44,096
Net operating losses and credits	35,444	47,629
Other	12,103	11,856
Total deferred tax assets	396,743	599,811
Valuation allowance for deferred tax assets	(58,681)	(91,787)
Net deferred tax assets	338,062	508,024
Deferred tax liability
Purchased intangible assets and depreciation	(49,855)	(71,994)
Other liabilities	(152)	(1,774)
Net deferred tax asset	$288,055	$434,256
At June 30, 2018, the Company had federal and state net operating loss carryforwards of $115.4 million and $144.9 million, respectively, primarily attributable to PHSI. The resulting federal and state deferred tax assets are approximately $24.2 million and $5.4 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2018 expire between the years ending June 30, 2019 through June 30, 2037, unless utilized. Under the TCJA, the Company’s net operating losses generated in fiscal year 2018 and beyond cannot be carried back to prior tax years but can be carried forward indefinitely. A valuation allowance was established for a portion of federal and state losses as the Company believes it is more likely than not that all or a portion of these losses will not be realized in the near future.
At June 30, 2018, the Company had federal research and development credit carryforwards of $10.2 million. The federal credit carryforwards expire at various times between the years ended June 30, 2020 through June 30, 2037, unless utilized. A valuation allowance was established as the Company believes it is more likely than not that all or a portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company's assessment, we have concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $58.7 million against its deferred tax assets at June 30, 2018. The valuation allowance decreased by $33.1 million from the $91.8 million valuation allowance recorded as of June 30, 2017. The decrease is primarily related to $31.9 million associated with the aforementioned remeasurement of deferred tax assets and $14.5 million associated with the release of valuation allowance as a result of the TCJA, partially offset by a $13.3 million increase in valuation allowance associated with current year operations.
As of June 30, 2018 and 2017, the Company had net deferred tax assets of $288.1 million and $434.3 million, respectively. The June 30, 2018 balance was comprised of $305.6 million in deferred tax assets at Premier, Inc. offset by $17.5 million in deferred tax liabilities at PHSI and PSCI. The decrease of $146.2 million in deferred tax assets was primarily attributable to $224.9 million in net reductions to deferred tax assets and liabilities in connection with the remeasurement associated with the previously mentioned decrease in the U.S. federal corporate income tax rate, partially offset by $76.4 million of deferred tax assets recorded in connection with the exchanges of Class B common units that occurred during the year ended June 30, 2018, pursuant to the Exchange Agreement.

Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the years ended June 30, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Beginning of year balance	$5,043	$4,381	$3,436
Increases in prior period tax positions	12,965	101	318
Decreases in prior period tax positions	(179)	(870)	(201)
Reductions on settlements and lapse in statute of limitations	(611)	(22)	(721)
Increases in current period tax positions	1,261	1,453	1,549
End of year balance	$18,479	$5,043	$4,381
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision and effective tax rate would be impacted by $7.4 million, $2.8 million and $2.8 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2018, 2017 and 2016, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $0.9 million, $0.3 million, and $0.4 million at June 30, 2018, 2017 and 2016, respectively.
The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions at June 30, 2018 will decrease by $12.2 million in the next twelve months, primarily related to the closing of ongoing audits.
Federal tax returns for tax years ended June 30, 2013 through 2017 remain open as of June 30, 2018. The IRS commenced an examination of PHSI's tax returns for tax years ended June 30, 2013, 2014 and 2016 in the first quarter of fiscal year 2018. The examination of the June 30, 2013 tax return was previously closed without any adjustments. As of June 30, 2018, the IRS has not proposed any adjustments to those returns and is expected to close the examination in the year ended June 30, 2019. Further, the Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.
The Company made cash tax payments of $24.9 million and $26.1 million during the years ended June 30, 2018 and 2017, respectively.
(19) RELATED PARTY TRANSACTIONS
GNYHA
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 8% of the outstanding partnership interests in Premier LP as of June 30, 2018. Although we no longer consider GNYHA a related party under U.S. GAAP, prior period information is included below.
Net administrative fees revenue based on purchases by GNYHA Services, Inc. ("GNYHA") (an affiliate of GNYHA PA) and its member organizations was $69.9 million and $66.8 million for the years ended June 30, 2017 and 2016, respectively. The Company has a contractual requirement under the GPO participation agreement to pay each member owner revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's facilities through Premier LP's GPO supplier contracts. As GNYHA also remits to Premier LP all gross administrative fees collected by GNYHA based on purchases by its member organizations through GNYHA's own GPO supplier contracts, it also receives revenue share from Premier LP equal to 30% of such gross administrative fees remitted to the Company. Approximately $7.8 million of revenue share obligations in the accompanying Consolidated Balance Sheets related to revenue share obligations to GNYHA and its member organizations at June 30, 2017.
In addition, of the $25.0 million limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2017, $2.7 million was payable to GNYHA and its member organizations at June 30, 2017. Services and support revenue earned from GNYHA and its member organizations was $14.2 million and $13.2 million during the years ended June 30, 2017 and 2016, respectively. Product revenue earned from, or attributable to services provided to, GNYHA and its member organizations was $17.2 million and $19.0 million during the years ended June 30, 2017 and 2016, respectively. Receivables from GNYHA and its member organizations, included in due from related parties in the accompanying Consolidated Balance Sheets, were $5.4 million at June 30, 2017.
Innovatix and Essensa
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests from GNYHA Holdings (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income (loss) of unconsolidated affiliates in the accompanying Consolidated Statements of Income prior to the acquisition was $10.7 million and $21.8 million for the years ended June 30, 2017 and 2016, respectively. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $19.9 million and $44.3 million for the years ended June 30, 2017 and 2016, respectively.
The Company historically maintained a group purchasing agreement with Essensa, under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa from GNYHA Holdings (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $1.2 million and $2.8 million for the years ended June 30, 2017 and 2016, respectively.
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income was $6.3 million and $4.4 million for the years ended June 30, 2018 and 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $7.6 million and $4.8 million during the years ended June 30, 2018 and 2017.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $6.0 million, $5.1 million and $4.3 million for the years ended June 30, 2018, 2017 and 2016, respectively, and annual incentive management fees of $0.3 million, $0.2 million and $0.2 million for the years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018 and 2017, $0.9 million and $0.6 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Consolidated Balance Sheets.
(20) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $11.9 million, $9.5 million and $10.1 million for the years ended June 30, 2018, 2017 and 2016, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

2019	$12,158
2020	11,220
2021	10,779
2022	10,945
2023	10,996
Thereafter	31,336
Total future minimum lease payments	$87,434

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
Segment information was as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net revenue:
Supply Chain Services
Net administrative fees	$643,839	$557,468	$498,394
Other services and support	11,454	9,704	4,385
Services	655,293	567,172	502,779
Products	645,284	534,118	326,646
Total Supply Chain Services	1,300,577	1,101,290	829,425
Performance Services	360,679	353,383	333,169
Net revenue	$1,661,256	$1,454,673	$1,162,594

Depreciation and amortization expense (a):
Supply Chain Services	$21,734	$14,209	$1,401
Performance Services	95,808	85,299	76,500
Corporate	9,217	7,703	6,255
Total depreciation and amortization expense	$126,759	$107,211	$84,156

Capital expenditures:
Supply Chain Services	$1,691	$483	$914
Performance Services	80,900	66,686	62,337
Corporate	10,089	4,203	13,739
Total capital expenditures	$92,680	$71,372	$76,990

		June 30,
Total assets:		2018	2017
Supply Chain Services		$991,837	$1,017,023
Performance Services		860,409	888,862
Corporate		459,970	601,951
Total assets		$2,312,216	$2,507,836

(a)	Includes amortization of purchased intangible assets.
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
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Income before income taxes	$516,804	$531,291	$284,882
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	(205,146)	—
Equity in net income of unconsolidated affiliates (a)	(1,174)	(14,745)	(21,647)
Interest and investment loss, net (b)	5,300	4,512	1,021
Loss on disposal of long-lived assets	2,376	2,422	—
Other expense (income)	16,324	(614)	1,692
Operating income	539,630	317,720	265,948
Depreciation and amortization	71,312	58,884	51,102
Amortization of purchased intangible assets	55,447	48,327	33,054
Stock-based compensation (c)	29,799	26,860	49,081
Acquisition related expenses	8,335	15,790	15,804
Strategic and financial restructuring expenses (d)	2,512	31	268
Remeasurement of tax receivable agreement liabilities (e)	(177,174)	(5,447)	(4,818)
ERP implementation expenses (f)	1,000	2,028	4,870
Acquisition related adjustment - revenue (g)	300	18,049	5,624
Equity in net income of unconsolidated affiliates (a)	1,174	14,745	21,647
Impairment on investments (a)	5,002	—	—
Deferred compensation plan income (expense) (h)	3,960	4,020	(1,605)
Other income	1,752	584	—
Adjusted EBITDA	$543,049	$501,591	$440,975

Segment Adjusted EBITDA:
Supply Chain Services	$535,380	$493,763	$439,013
Performance Services	123,429	121,090	110,787
Corporate	(115,760)	(113,262)	(108,825)
Adjusted EBITDA	$543,049	$501,591	$440,975

(a)	Refer to Note 4 - Investments for further information.

(b)	Represents interest expense, net and realized gains and losses on our marketable securities.

(c)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.4 million during both of the years ended June 30, 2018 and 2017.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)
Represents adjustments to TRA liabilities for a 14% decrease in the U.S. federal corporate income tax rate that occurred during the year ended June 30, 2018, which is a result of the TCJA that was enacted on December 22, 2017, an increase in income apportioned to California and a 1.5% decrease in the North Carolina state income tax rate during the year ended June 30, 2017, and an adjustment for a 1% decrease in North Carolina state income tax rate during the year ended June 30, 2016.

(f)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(g)
This item includes non-cash adjustments to deferred revenue of acquired entities of $0.3 million, $0.6 million and $5.6 million for the years ended June 30, 2018, 2017 and 2016, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Also, during the year ended June 30, 2017 we recorded $17.4 million of purchase accounting adjustments to Adjusted EBITDA related to our acquisition of Innovatix and Essensa on December 2, 2016. This adjustment reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $21.2 million of accounts receivable relating to these administrative fees and an estimated $3.8 million for the related revenue share obligation through June 30, 2017.

(h)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(22) QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings (loss) per share. Diluted earnings (loss) per share for the first quarter of fiscal 2018 was previously stated at $0.36 per share and has been corrected to $0.30 per share; diluted earnings (loss) per share for the second quarter of fiscal 2018 was previously stated at $(1.66) per share and has been corrected to $0.06 per share; and diluted earnings (loss) per share for the second quarter of fiscal 2017 was previously stated at $1.50 per share and has been corrected to $1.58 per share. The Company believes the corrections are immaterial and the amounts had no impact on the Company’s overall financial condition, results of operations or cash flows.

The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2018 and 2017 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2018
Net revenue	$390,564	$411,398	$425,338	$433,956
Gross profit	199,188	210,871	221,790	231,116
Net income	60,616	19,769	76,549	100,636
Net income attributable to non-controlling interest in Premier LP	(44,610)	(56,485)	(53,047)	(70,127)
Adjustment of redeemable limited partners' capital to redemption amount	320,424	317,916	(127,039)	(353,720)
Net income (loss) attributable to stockholders	$336,430	$281,200	$(103,537)	$(323,211)

Weighted average shares outstanding:
Basic	52,909	55,209	53,529	52,412
Diluted	140,046	139,237	53,529	52,412

Net income (loss) per share attributable to stockholders:
Basic	$6.36	$5.09	$(1.93)	$(6.17)
Diluted	$0.30	$0.06	$(1.93)	$(6.17)

Fiscal Year 2017
Net revenue	$313,272	$358,500	$379,803	$403,098
Gross profit	174,769	182,486	202,555	214,815
Net income	58,095	246,184	71,338	73,860
Net income attributable to non-controlling interest in Premier LP	(49,601)	(181,173)	(51,433)	(53,845)
Adjustment of redeemable limited partners' capital to redemption amount	61,808	335,264	(100,506)	(333,742)
Net income (loss) attributable to stockholders	$70,302	$400,275	$(80,601)	$(313,727)

Weighted average shares outstanding:
Basic	47,214	49,445	50,525	51,470
Diluted	142,962	141,308	50,525	51,470

Net income (loss) per share attributable to stockholders:
Basic	$1.49	$8.10	$(1.60)	$(6.10)
Diluted	$0.26	$1.58	$(1.60)	$(6.10)

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Section 16(a) Beneficial Ownership Reporting Compliance” and "Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
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
Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, as amended and restated, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2017. The following table sets forth certain information as of June 30, 2018 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	5,423,171 (1)	$30.53 (2)	3,595,111 (3)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	5,423,171 (1)	$30.53 (2)	3,595,111 (3)
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
(3) Reflects, as of June 30, 2018, shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2018, 2017 and 2016
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2018
Allowance for doubtful accounts	$1,812	1,148	1,119	$1,841
Deferred tax assets valuation allowance	$91,787	(33,106)	—	$58,681

Year ended June 30, 2017
Allowance for doubtful accounts	$1,981	781	950	$1,812
Deferred tax assets valuation allowance	$64,958	26,829	—	$91,787

Year ended June 30, 2016
Allowance for doubtful accounts	$1,153	1,655	827	$1,981
Deferred tax assets valuation allowance	$28,679	36,279	—	$64,958
All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(3) Exhibits
The exhibits listed in the accompanying Exhibit Index at the end of this Item 15 are filed as a part of this report.
(b)     Exhibits
See Exhibit Index at the end of this Item 15.
(c)     Separate Financial Statements and Schedule
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated as of November 25, 2016 by and among Premier Supply Chain Improvement, Inc., GNYHA Holdings, LLC, and the guarantors named therein (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 28, 2016)

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
9.1
Voting Trust Agreement Relating to Shares of Class B common stock of Premier, Inc. entered into as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P., the holders of Class B common stock of Premier, Inc. and Wells Fargo Delaware Trust Company, N.A. (Incorporated by reference to Exhibit 9.1 to our Current Report on Form 8-K filed on October 7, 2013)

10.1
Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of September 25, 2013 and effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2013)

10.1.1
First Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of January 27, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2014)

10.1.2
Second Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of November 6, 2017 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2017)

10.2
Exchange Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc., Premier Purchasing Partners, L.P. and its limited partners (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 7, 2013)

10.3
Tax Receivable Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 7, 2013)

10.4
Registration Rights Agreement entered into as of September 25, 2013 and effective as of October 1, 2013 by and among Premier, Inc. and the limited partners of Premier Healthcare Alliance, L.P. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 7, 2013)

10.5
Form of GPO Participation Agreement by and among Premier Purchasing Partners, L.P. and its limited partners (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 26, 2013)

10.6	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 1, 2017*+
10.7	Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*+
10.8	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2013 Equity Incentive Plan*+
10.9	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*+
10.10	Form of Stock Option Agreement under the Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2017)+
10.11	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective June 15, 2018*+
10.12
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.13
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.14
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

Exhibit No.	Description
10.16
Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.17
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.18
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.19
Transition Agreement and Release dated October 9, 2017 by and between Durral R. Gilbert and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2017)+

10.20	Premier, Inc. Directors' Compensation Policy, adopted 2016 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2016)+
10.21
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.22
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.23
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective September 25, 2015) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.24
Premier Healthcare Solutions, Inc. Deferred Compensation Plan, (as amended and restated effective January 1, 2015) (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2014)+

10.25
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

10.25.1
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

21	Subsidiaries of the Company*
23	Consent of Ernst &Young LLP, Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith

+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith

(1) Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36092. The SEC file number for our Registration Statement on Form S-1 is 333-190828.
Item 16. Form 10-K Summary

We have elected not to provide a summary.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.
By:	/s/ SUSAN D. DEVORE
Name:	Susan D. DeVore
Title:	President, Chief Executive Officer and Director
Date:	August 22, 2018

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

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	President, Chief Executive Officer and Director (principal executive officer)	August 22, 2018

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Financial Officer and Senior Vice President (principal financial and accounting officer)	August 22, 2018

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 22, 2018

/s/ ERIC J. BIEBER, MD Eric J. Bieber, MD	Director	August 22, 2018

/s/ STEPHEN R. D'ARCY Stephen R. D'Arcy	Director	August 22, 2018

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 22, 2018

/s/ WILLIAM B. DOWNEY William B. Downey	Director	August 22, 2018

/s/ PETER S. FINE Peter S. Fine	Director	August 22, 2018

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	August 22, 2018

/s/ DAVID LANGSTAFF David Langstaff	Director	August 22, 2018

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 22, 2018

/s/ MARC D. MILLER Marc D. Miller	Director	August 22, 2018

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 22, 2018

/s/ SCOTT REINER Scott Reiner	Director	August 22, 2018

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 22, 2018

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 22, 2018

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 22, 2018