Form 10-Q
period 2018-09-30
Premier, Inc.
filed 2018-11-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of November 2, 2018, there were 63,734,752 shares of the registrant's Class A common stock, par value $0.01 per share, and 69,601,752 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•
compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our current or acquired software applications that may be considered medical devices;

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

•	failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;

•	the number of shares of Class A common stock that will be eligible for sale upon exchange of Class B common units of Premier LP in the near future and the dilutive effect of such issuances;

•	our lack of current plans to pay cash dividends on our Class A common stock;

•	the timing and number of shares of Class A common stock repurchased by the Company, if any, pursuant to our current or any future Class A common stock repurchase program;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

•
the risk factors discussed under the heading "Risk Factors" in Item 1A of Part II herein and under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report"), filed with the Securities and Exchange Commission ("SEC").

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2018	June 30, 2018
Assets
Cash and cash equivalents	$142,422	$152,386
Accounts receivable (net of $4,867 and $1,841 allowance for doubtful accounts, respectively)	182,254	185,874
Contract assets	202,961	—
Inventory	68,236	66,139
Prepaid expenses and other current assets	29,675	23,325
Due from related parties	654	894
Total current assets	626,202	428,618
Property and equipment (net of $318,098 and $297,591 accumulated depreciation, respectively)	211,248	206,693
Intangible assets (net of $167,273 and $153,635 accumulated amortization, respectively)	308,477	322,115
Goodwill	906,545	906,545
Deferred income tax assets	301,267	305,624
Deferred compensation plan assets	43,343	44,577
Investments in unconsolidated affiliates	96,743	94,053
Other assets	22,727	3,991
Total assets	$2,516,552	$2,312,216

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$53,452	$60,130
Accrued expenses	87,366	64,257
Revenue share obligations	119,578	78,999
Limited partners' distribution payable	14,993	15,465
Accrued compensation and benefits	33,146	64,112
Deferred revenue	34,259	39,785
Current portion of tax receivable agreements	18,217	17,925
Current portion of long-term debt	101,771	100,250
Other liabilities	7,050	7,959
Total current liabilities	469,832	448,882
Long-term debt, less current portion	5,447	6,962
Tax receivable agreements, less current portion	225,090	237,176
Deferred compensation plan obligations	43,343	44,577
Deferred tax liabilities	21,950	17,569
Other liabilities	68,083	63,704
Total liabilities	833,745	818,870

	September 30, 2018	June 30, 2018

Redeemable limited partners' capital	3,638,624	2,920,410
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 58,077,840 shares issued and 53,790,369 shares outstanding at September 30, 2018 and 57,530,733 shares issued and 52,761,177 shares outstanding at June 30, 2018	580	575
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 79,519,233 and 80,335,701 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	—	—
Treasury stock, at cost; 4,287,471 and 4,769,556 shares, respectively	(136,397)	(150,058)
Additional paid-in-capital	—	—
Accumulated deficit	(1,820,000)	(1,277,581)
Total stockholders' deficit	(1,955,817)	(1,427,064)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,516,552	$2,312,216
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2018	2017
Net revenue:
Net administrative fees	$162,000	$150,991
Other services and support	88,076	86,911
Services	250,076	237,902
Products	151,470	152,662
Net revenue	401,546	390,564
Cost of revenue:
Services	43,372	46,936
Products	145,621	144,440
Cost of revenue	188,993	191,376
Gross profit	212,553	199,188
Operating expenses:
Selling, general and administrative	105,870	114,321
Research and development	340	489
Amortization of purchased intangible assets	13,638	13,898
Operating expenses	119,848	128,708
Operating income	92,705	70,480
Equity in net income of unconsolidated affiliates	2,690	4,252
Interest and investment loss, net	(688)	(1,495)
Loss on disposal of long-lived assets	—	(1,320)
Other income (expense)	(1,941)	1,463
Other income, net	61	2,900
Income before income taxes	92,766	73,380
Income tax expense	10,793	12,764
Net income	81,973	60,616
Net income attributable to non-controlling interest in Premier LP	(55,113)	(44,610)
Adjustment of redeemable limited partners' capital to redemption amount	(708,193)	320,424
Net income (loss) attributable to stockholders	$(681,333)	$336,430

Weighted average shares outstanding:
Basic	53,221	52,909
Diluted	53,221	140,046

Earnings (loss) per share attributable to stockholders:
Basic	$(12.80)	$6.36
Diluted	$(12.80)	$0.30
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2018	2017
Net income	$81,973	$60,616
Less: comprehensive income attributable to non-controlling interest	(55,113)	(44,610)
Comprehensive income attributable to stockholders	$26,860	$16,006
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2018
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$(1,427,064)
Balance at July 1, 2018, as previously reported	52,761	575	80,336	—	4,769	(150,058)	—	(1,277,581)	(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	127,265	127,265
Adjusted balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,150,316)	(1,299,799)
Exchange of Class B units for Class A common stock by member owners	817	—	(817)	—	(817)	25,974	4,562	—	30,536
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	373	—	373
Issuance of Class A common stock under equity incentive plan	547	5	—	—	—	—	7,467	—	7,472
Treasury stock	(335)	—	—	—	335	(12,313)	—	—	(12,313)
Stock-based compensation expense	—	—	—	—	—	—	6,195	—	6,195
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(6,948)	—	(6,948)
Net income	—	—	—	—	—	—	—	81,973	81,973
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,113)	(55,113)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(11,649)	(696,544)	(708,193)
Balance at September 30, 2018	53,790	$580	79,519	$—	4,287	$(136,397)	$—	$(1,820,000)	$(1,955,817)
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

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2018	2017
Operating activities
Net income	$81,973	$60,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,145	30,405
Equity in net income of unconsolidated affiliates	(2,690)	(4,252)
Deferred income taxes	4,588	8,298
Stock-based compensation	6,195	8,815
Loss on disposal of long-lived assets	—	1,320
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	(41,427)	(8,748)
Other assets	(2,235)	1,379
Inventories	(2,097)	(7,178)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	(21,776)	(21,933)
Long-term liabilities	(14)	(111)
Loss on FFF put and call rights	3,283	20
Other operating activities	382	6,402
Net cash provided by operating activities	60,327	75,033
Investing activities
Purchases of property and equipment	(25,062)	(16,646)
Net cash used in investing activities	(25,062)	(16,646)
Financing activities
Payments made on notes payable	—	(4,974)
Payments on credit facility	—	(50,000)
Proceeds from exercise of stock options under equity incentive plan	7,472	2,652
Repurchase of vested restricted units for employee tax-withholding	(6,948)	(5,729)
Distributions to limited partners of Premier LP	(15,465)	(24,951)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,975)	—
Repurchase of Class A common stock (held as treasury stock)	(12,313)	—
Net cash used in financing activities	(45,229)	(83,002)
Net decrease in cash and cash equivalents	(9,964)	(24,615)
Cash and cash equivalents at beginning of year	152,386	156,735
Cash and cash equivalents at end of period	$142,422	$132,120

	Three Months Ended September 30,
	2018	2017

Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting increases in additional paid-in-capital and accumulated deficit	$708,193	$(320,424)
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$30,536	$42,976
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$14,993	$20,752
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$437	$492
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$6,554	$28,844
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$6,181	$40,296
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$373	$(11,452)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly-owned subsidiary Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 16 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, and integrated pharmacy and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest informatics and consulting businesses in the United States focused on healthcare providers. More specifically, the Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company's government services and insurance management services.
The Company, through Premier GP, held an approximate 40% sole general partner interest in Premier LP at both September 30, 2018 and June 30, 2018. In addition to their equity ownership interest in the Company, our member owners held an approximate 60% limited partner interest in Premier LP at both September 30, 2018 and June 30, 2018.
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
At both September 30, 2018 and June 30, 2018, the member owners owned approximately 60% of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the three months ended September 30, 2018, the member owners exchanged 0.8 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the three months ended September 30, 2018, approximately 0.8 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 0.8 million Class B common shares were retired during the same period.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2018 for further discussion of the Exchange Agreement. At both September 30, 2018 and June 30, 2018, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 40% of the Company's outstanding common stock through their ownership of Class A common stock.
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings (loss) per share. Diluted earnings (loss) per share for the first quarter of fiscal 2018 was previously stated at $0.36 per share and has been corrected to $0.30 per share. The Company believes the correction is immaterial and the amount had no impact on the Company’s overall financial condition, results of operations or cash flows.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2018 Annual Report.
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
The assets and liabilities of Premier LP at September 30, 2018 and June 30, 2018 consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
	New revenue standard (a)	Previous revenue standard
Assets
Current	$608,308	$393,863
Noncurrent	1,589,083	1,577,974
Total assets of Premier LP	$2,197,391	$1,971,837

Liabilities
Current	$488,904	$457,172
Noncurrent	134,089	128,793
Total liabilities of Premier LP	$622,993	$585,965

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

Net income attributable to Premier LP during the three months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
	New revenue standard (a)	Previous revenue standard
Premier LP net income	$92,262	$72,291

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
Premier LP's cash flows for the three months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,
	2018	2017
	New revenue standard (a)	Previous revenue standard
Net cash provided by (used in):
Operating activities	$68,926	$88,407
Investing activities	(25,062)	(16,613)
Financing activities	(34,726)	(100,476)
Net increase (decrease) in cash and cash equivalents	9,138	(28,682)
Cash and cash equivalents at beginning of year	117,741	133,451
Cash and cash equivalents at end of period	$126,879	$104,769

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRAs"), deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairment, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company will continue to prescribe provisional relief under SAB 118 through the one year measurement period to calculate components of its deferred tax balances. While the Company is able to provide reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the Internal Revenue Service and other actions that we may take that are yet to be determined.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies included within the 2018 Annual Report, except as described below.
Recently Adopted Accounting Standards
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The Company adopted this standard effective July 1, 2018. The implementation of this ASU did not have a material effect on the Company's condensed consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard effective July 1, 2018. The implementation of this ASU did not have a material effect on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allowed for either full retrospective or modified retrospective adoption.
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
The Company adopted this standard effective July 1, 2018 using the modified retrospective approach. Refer to the "Effects of Topic 606" below for more information related to the impact of this standard on the Company's significant accounting policies and condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer Account for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. More specifically, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted including adoption in any interim periods. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to Disclosure Requirements for Fair Value Measurement, which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. More specifically, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

Effects of Topic 606
As a result of adopting Topic 606, the Company's accounting policies and condensed consolidated financial statements were updated as follows:
Contract Assets
Supply Chain Services contract assets represent estimated customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Performance Services contract assets represent revenue earned for services provided but which the Company is not contractually able to bill as of the end of the respective reporting period.
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized straight-line, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company's contract costs are included in other assets on the Condensed Consolidated Balance Sheets, while the associated amortization related to sales commissions is included in selling, general and administrative expenses and the associated amortization related to implementation costs is included in cost of revenue in the Condensed Consolidated Statements of Income.
Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or member payments received prior to fulfillment of the Company's revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for Company-hosted SaaS applications are deferred until the customer's unique data records have been incorporated into the underlying software database, or until customer site-specific software has been implemented and the customer has access to the software. Deferred consulting fees arise upon invoicing to customers prior to services being performed.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct; while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements (licensing fees, implementation fees, subscription fees, professional fees for consulting services, etc.).
Revenue Recognition
The Company accounts for a contract with a customer when the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company’s contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts, and variable fees based on performance.
The Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult or subjective judgments, and to make estimates about the effect of matters inherently uncertain. As such, the Company may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the Company’s experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
Although the Company believes that its approach in developing estimates and reliance on certain judgments and underlying inputs is reasonable, actual results could differ which may result in exposure of increases or decreases in revenue that could be material.
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers access to the Company's members. Revenue is generated through administrative fees received from suppliers, which are estimated based on the total dollar volume of goods and services purchased by the Company's members in connection with its GPO programs and is included in service revenue in the accompanying Condensed Consolidated Statements of Income.
The Company, through its GPO programs, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the gross purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are variable consideration and are recognized as earned based upon estimated purchases by the Company's members utilizing the Company's GPO supplier contracts. The Company estimates revenue using an estimated value approach using predictive analytics based on historical member spend and updates for current trends and expectations. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts. Administrative fee revenue receivable is included in contract assets in the accompanying Condensed Consolidated Balance Sheet.
The Company pays revenue share equal to a percentage of gross administrative fees, which is estimated according to the members' contractual agreements with the Company using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Condensed Consolidated Balance Sheets.
Product Revenue
Specialty pharmacy revenue is generated through a single performance obligation through dispensing prescription medication to customers. Revenue is recognized at a point in time as the prescription medication is dispensed to the customers and is recorded net of the estimated contractual adjustments under agreements with Medicare, Medicaid and other managed care plans. Consideration from specialty pharmacy is variable as payments for the products provided under such agreements vary from period to period and are based on defined allowable reimbursements rather than on the basis of standard billing rates. The difference between the standard billing rate and allowable reimbursement rate results in contractual adjustments which are recorded as deductions from the transaction price.
Direct sourcing generates revenue through products sold to distributors and to hospitals. Revenue is recognized once control of medical products has been transferred to members and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Other Services and Support Revenue
Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaborative and other service subscriptions, professional fees for consulting services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS informatics products. Implementation is generally 60 to 240 days following contract execution before the SaaS informatics products can be fully utilized by the member.
The Company sells certain perpetual and term licenses that include professional services and post-contract customer support in the form of maintenance and support services. The license, professional services and maintenance services each represent a distinct promise and are identified as separate performance obligations. Pricing varies by application and size of healthcare system. Fees under these contracts include the license fees, professional services fees and the maintenance and support services fees. The Company recognizes the license fees upon delivery of the licenses, the professional services fees over the implementation period, and the maintenance and support services fees straight-line over the remaining contract term following implementation. Generally, implementation is approximately 240 days following contract execution before the products can be fully utilized by the member.
Revenue from performance improvement collaboratives and other service subscriptions that support the Company's offerings in cost management, quality and safety and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives and other service subscriptions revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to our customers.
Consulting arrangements can require significant estimates for the transaction price and estimated number of hours within an engagement. These estimates are based on the expected value which is derived from outcomes from historical contracts that are similar in nature and forecasted amounts based on anticipated savings for the new agreements. The transaction price is generally constrained until the target transaction price becomes more certain.
Insurance services management fees are recognized in the period in which such services are provided. Commissions from group sponsored insurance programs is earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Certain administrative and/or patient management integrated pharmacy services are provided in situations where prescriptions are sent back to member health systems for dispensing. Additionally, the Company derives revenue from pharmaceutical manufacturers for providing patient education and utilization data. Revenue is recognized as these services are provided.
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the standalone selling price when it is sold separately in a stand-alone arrangement.
Condensed Consolidated Financial Statements
The Company applied Topic 606 ("New Revenue Standard") using the modified retrospective method, which resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard"). The following tables summarize the impacts of adopting Topic 606 on the Company's condensed consolidated financial statements for the quarter ended September 30, 2018 (in thousands, except per share data). See Note 5 - Contract Balances and Note 16 - Segments for more information.

Cumulative Effect - Adoption of New Revenue Standard

	Impact of change in accounting principle
	June 30, 2018 As presented	Impact of new revenue standard	July 1, 2018 New revenue standard
Assets
Accounts receivable (net of $1,841 allowance for doubtful accounts)	$185,874	$(5,421)	$180,453
Contract assets	$—	$169,684	$169,684
Total current assets	$428,618	$164,263	$592,881
Deferred income tax assets	$305,624	$(7,106)	$298,518
Other assets	$3,991	$15,390	$19,381
Total assets	$2,312,216	$172,547	$2,484,763

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$78,999	$43,880	$122,879
Deferred revenue	$39,785	$(2,195)	$37,590
Total current liabilities	$448,882	$41,685	$490,567
Deferred tax liabilities	$17,569	$3,597	$21,166
Total liabilities	$818,870	$45,282	$864,152

Accumulated deficit	$(1,277,581)	$127,265	$(1,150,316)
Total stockholders' deficit	$(1,427,064)	$127,265	$(1,299,799)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,312,216	$172,547	$2,484,763

Condensed Consolidated Balance Sheet - Selected Financial Data

	Impact of change in accounting principle
September 30, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Assets
Accounts receivable (net of $4,867 allowance for doubtful accounts)	$182,254	$(8,381)	$190,635
Contract assets	$202,961	$202,961	$—
Prepaid expenses and other current assets	$29,675	$(813)	$30,488
Total current assets	$626,202	$193,767	$432,435
Deferred income tax assets	$301,267	$(6,177)	$307,444
Other assets	$22,727	$15,248	$7,479
Total assets	$2,516,552	$202,838	$2,313,714

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$119,578	$50,448	$69,130
Limited partners' distribution payable	$14,993	$2,801	$12,192
Deferred revenue	$34,259	$(1,604)	$35,863
Other liabilities	$7,050	$1,233	$5,817
Total current liabilities	$469,832	$52,878	$416,954
Deferred tax liabilities	$21,950	$4,240	$17,710
Total liabilities	$833,745	$57,118	$776,627

Accumulated deficit	$(1,820,000)	$145,720	$(1,965,720)
Total stockholders' deficit	$(1,955,817)	$145,720	$(2,101,537)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,516,552	$202,838	$2,313,714

Condensed Consolidated Statement of Income

	Impact of change in accounting principle
Three months ended September 30, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$162,000	$15,184	$146,816
Other services and support	88,076	5,379	82,697
Services	250,076	20,563	229,513
Products	151,470	(11,962)	163,432
Net revenue	401,546	8,601	392,945
Cost of revenue:
Services	43,372	(1,933)	45,305
Products	145,621	(11,371)	156,992
Cost of revenue	188,993	(13,304)	202,297
Gross profit	212,553	21,905	190,648
Operating expenses:
Selling, general and administrative	105,870	(1,111)	106,981
Research and development	340	—	340
Amortization of purchased intangible assets	13,638	—	13,638
Operating expenses	119,848	(1,111)	120,959
Operating income	92,705	23,016	69,689
Equity in net income of unconsolidated affiliates	2,690	—	2,690
Interest and investment loss, net	(688)	—	(688)
Loss on disposal of long-lived assets	—	—	—
Other income (expense)	(1,941)	—	(1,941)
Other income, net	61	—	61
Income before income taxes	92,766	23,016	69,750
Income tax expense	10,793	1,759	9,034
Net income	81,973	21,257	60,716
Net income attributable to non-controlling interest in Premier LP	(55,113)	(13,373)	(41,740)
Adjustment of redeemable limited partners' capital to redemption amount	(708,193)	10,572	(718,765)
Net income (loss) attributable to stockholders	$(681,333)	$18,456	$(699,789)

Weighted average shares outstanding:
Basic	53,221	—	53,221
Diluted	53,221	—	53,221

Earnings (loss) per share attributable to stockholders:
Basic	$(12.80)	$0.35	$(13.15)
Diluted	$(12.80)	$0.35	$(13.15)

Condensed Consolidated Statement of Comprehensive Income

	Impact of change in accounting principle
Three months ended September 30, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Net income	$81,973	$21,257	$60,716
Less: Comprehensive income attributable to non-controlling interest	(55,113)	(13,373)	(41,740)
Comprehensive income attributable to Premier, Inc.	$26,860	$7,884	$18,976
Condensed Consolidated Statement of Cash Flows

	Impact of change in accounting principle
Three months ended September 30, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Operating activities
Net income	$81,973	$21,257	$60,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,145	—	34,145
Equity in net income of unconsolidated affiliates	(2,690)	—	(2,690)
Deferred income taxes	4,588	(290)	4,878
Stock-based compensation	6,195	—	6,195
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	(41,427)	(29,503)	(11,924)
Other assets	(2,235)	144	(2,379)
Inventories	(2,097)	—	(2,097)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	(21,776)	8,392	(30,168)
Long-term liabilities	(14)	—	(14)
Loss on FFF put and call rights	3,283	—	3,283
Other operating activities	382	—	382
Net cash provided by operating activities	60,327	—	60,327
Net cash used in investing activities	(25,062)	—	(25,062)
Net cash used in financing activities	(45,229)	—	(45,229)
Net decrease in cash and cash equivalents	(9,964)	—	(9,964)
Cash and cash equivalents at beginning of year	152,386	—	152,386
Cash and cash equivalents at end of period	$142,422	$—	$142,422

(3) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended September 30,
	September 30, 2018	June 30, 2018	2018	2017
FFF	$94,425	$91,804	$2,621	$4,337
Bloodbuy	1,893	1,918	(25)	(33)
PharmaPoint	—	—	—	(52)
Other investments	425	331	94	—
Total investments	$96,743	$94,053	$2,690	$4,252
On July 26, 2016, the Company, through its consolidated subsidiary, PSCI, acquired 49% of the issued and outstanding stock of FFF Enterprises, Inc. ("FFF") for $65.7 million in cash plus consideration in the form of the FFF put and call rights. The Company recorded the initial investment in FFF in the accompanying Condensed Consolidated Balance Sheets at $81.1 million, of which $65.7 million was in cash and $15.4 million was consideration in the form of the initial net fair value of the FFF put and call rights (see Note 4 - Fair Value Measurements for additional information related to the fair values of the FFF put and call rights). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its ownership of 5.3 million units of Class B Membership Interests in Bloodbuy at September 30, 2018 and June 30, 2018. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of 5.0 million units of Class B Membership Interests in PharmaPoint at September 30, 2018 and June 30, 2018. During the year ended June 30, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(4) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Cash equivalents	$62,038	$62,038	$—	$—
FFF call right	488	—	—	488
Deferred compensation plan assets	47,523	47,523	—	—
Total assets	$110,049	$109,561	$—	$488
FFF put right	45,200	—	—	45,200
Total liabilities	$45,200	$—	$—	$45,200

June 30, 2018
Cash equivalents	$62,684	$62,684	$—	$—
FFF call right	610	—	—	610
Deferred compensation plan assets	48,215	48,215	—	—
Total assets	$111,509	$110,899	$—	$610
FFF put right	42,041	—	—	42,041
Total liabilities	$42,041	$—	$—	$42,041
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($4.1 million and $3.6 million at September 30, 2018 and June 30, 2018, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 3 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF holds a put right that provides such shareholder the right to require the Company to purchase (i) up to 50% of its interest in FFF, which is exercisable beginning on July 26, 2020, the fourth anniversary of the investment closing date, and (ii) all or a portion of its remaining interest in FFF on or after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, the amended and restated shareholders' agreement provides the Company with a call right requiring the majority shareholder to sell its remaining interest in FFF to the Company, which is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or 30 calendar days after December 31, 2020. In the event that the FFF put or call rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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

The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other income (expense) in the accompanying Condensed Consolidated Statements of Income.
Earn-out liabilities
Earn-out liabilities were established in connection with acquisitions of Healthcare Insights, LLC on July 31, 2015, Inflow Health, LLC on October 1, 2015 and Innovatix, LLC and Essensa Ventures, LLC, each on December 2, 2016. The earn-out liabilities were classified as Level 3 of the fair value hierarchy and their values were determined based on estimated future earnings and the probability of achieving them. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Gain (Loss)	Ending Balance
Three Months Ended September 30, 2018
FFF call right	$610	$(122)	$488
Total Level 3 assets	$610	$(122)	$488
FFF put right	42,041	(3,159)	45,200
Total Level 3 liabilities	$42,041	$(3,159)	$45,200

Three Months Ended September 30, 2017
FFF call right	$4,655	$(62)	$4,593
Total Level 3 assets	$4,655	$(62)	$4,593
Earn-out liabilities	$21,310	$(365)	$21,675
FFF put right	24,050	42	24,008
Total Level 3 liabilities	$45,360	$(323)	$45,683
Non-Recurring Fair Value Measurements
During the three months ended September 30, 2018, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.5 million and $0.6 million at September 30, 2018 and June 30, 2018, respectively, based on assumed market interest rates of 3.7% and 3.6%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.

(5) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue (customer advances) on the Condensed Consolidated Balance Sheets. The $203.0 million increase in contract assets from June 30, 2018 to September 30, 2018 was largely attributable to the establishment of $169.7 million in contract assets upon adoption of the New Revenue Standard of which $141.5 million was for Supply Chain Services and $28.2 million was for Performance Services. Subsequent to adoption of the New Revenue Standard, Supply Chain Services contract assets increased an additional $24.4 million, which represents changes in the Company's estimated revenue for which cash has not yet been collected associated with net administrative fees for the current period. Performance Services contract assets increased $8.9 million primarily due to the acceleration of revenue recognition from licensing and certain consulting services contracts which represents performance obligations that have been satisfied prior to customer invoicing. Performance Services contract assets also increased due to the timing of payments related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed.
The $40.6 million increase in revenue share obligation from June 30, 2018 to September 30, 2018 is largely a function of the aforementioned increases in contract assets and the underlying revenue share arrangements associated with the Company's GPO participation agreements. Revenue recognized during the three months ended September 30, 2018 that was previously included in deferred revenue during the period was approximately $50.0 million, which is a result of satisfying performance obligations within the Performance Services segment.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct; while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, implementation fees, maintenance and support fees, professional fees for consulting services), including certain performance guarantees.
Net revenue recognized from performance obligations that were satisfied or partially satisfied in previous periods was $5.5 million in the three months ended September 30, 2018. This was driven primarily by $3.6 million associated with revised forecasts underlying contracts that include variable consideration components and net administrative fees revenue related to unforecasted cash receipts received in the current period of $1.9 million. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $480.0 million. The Company expects to recognize approximately 50% and 25% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
Contract Costs
The Company is required to capitalize the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At September 30, 2018, the Company had $15.2 million in capitalized contract costs, including $9.8 million related to implementation costs and $5.4 million related to sales commissions. The Company had $1.8 million of related amortization expense for the three months ended September 30, 2018.

(6) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30, 2018	June 30, 2018
Member relationships	14.7 years	$220,100	$220,100
Technology	5.0 years	142,317	142,317
Customer relationships	8.3 years	48,120	48,120
Trade names	8.3 years	22,710	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.9 years	8,710	8,710
Total intangible assets		475,750	475,750
Accumulated amortization		(167,273)	(153,635)
Intangible assets, net		$308,477	$322,115
Intangible asset amortization totaled $13.6 million and $13.9 million for the three months ended September 30, 2018 and 2017, respectively.
(7) GOODWILL
Goodwill consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Supply Chain Services	$400,348	$400,348
Performance Services	506,197	506,197
Total goodwill	$906,545	$906,545
(8) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	September 30, 2018	June 30, 2018
Credit Facility	$750,000	June 24, 2019	$100,000	$100,000
Notes payable	—	Various	7,218	7,212
Total debt			107,218	107,212
Less: current portion			(101,771)	(100,250)
Total long-term debt			$5,447	$6,962
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014 and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. The Company has commenced negotiations to refinance or replace the Credit Facility during fiscal 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at the Company's request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.

At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2018, the interest rate for three-month Eurodollar Loans was 3.523% and the interest rate for Base Rate Loans was 5.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2018, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2018.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had outstanding borrowings under the Credit Facility of $100.0 million at September 30, 2018.
Notes Payable
At September 30, 2018 and June 30, 2018, the Company had $7.2 million in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $1.8 million and $0.2 million, respectively, were included in current portion of long-term debt and $5.4 million and $7.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 60% ownership of Premier LP through their ownership of Class B common units at September 30, 2018. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2018 and 2017, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $(708.2) million and $320.4 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2018 to September 30, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	437	—	437
Net income attributable to non-controlling interest in Premier LP	—	55,113	55,113
Distributions to limited partners	—	(14,993)	(14,993)
Exchange of Class B common units for Class A common stock by member owners	—	(30,536)	(30,536)
Adjustment of redeemable limited partners' capital to redemption amount	—	708,193	708,193
September 30, 2018	$(1,768)	$3,640,392	$3,638,624
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2018.
During the three months ended September 30, 2018, no limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 23, 2018	$15,465

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $15.0 million quarterly distribution on or before November 21, 2018. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2018.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's Audit and Compliance Committee. During the three months ended September 30, 2018, the Company recorded total reductions of $30.5 million to redeemable limited partners' capital to reflect the exchange of approximately 0.8 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 11 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2018	816,468	$30,536
(10) STOCKHOLDERS' DEFICIT
As of September 30, 2018, there were 53,790,369 shares of the Company's Class A common stock, par value $0.01 per share, and 79,519,233 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2018, the Company's Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion, and in accordance with applicable federal securities laws. As of September 30, 2018, the Company had purchased approximately 0.3 million shares of Class A common stock at an average price of $36.80 per share for a total purchase price of approximately $12.3 million. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company's Board of Directors.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard (a)	Previous revenue standard
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$(681,333)	$(699,789)	$336,430

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$(681,333)	$(699,789)	$336,430
Adjustment of redeemable limited partners' capital to redemption amount	—	—	(320,424)
Net income attributable to non-controlling interest in Premier LP	—	—	44,610
Net income (loss)	(681,333)	(699,789)	60,616
Tax effect on Premier, Inc. net income (b)	—	—	(18,156)
Adjusted net income (loss)	$(681,333)	$(699,789)	$42,460

Denominator for basic earnings (loss) per share:
Weighted average shares (c)	53,221	53,221	52,909

Denominator for diluted earnings (loss) per share:
Weighted average shares (c)	53,221	53,221	52,909
Effect of dilutive securities: (d)
Stock options	—	—	351
Restricted stock	—	—	304
Class B shares outstanding	—	—	86,482
Weighted average shares and assumed conversions	53,221	53,221	140,046

Basic earnings (loss) per share	$(12.80)	$(13.15)	$6.36
Diluted earnings (loss) per share	$(12.80)	$(13.15)	$0.30

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(c)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three months ended September 30, 2018 and 2017.

(d)
For the three months ended September 30, 2018, the effect of 0.6 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 1.0 million stock options and restricted stock units and 79.8 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to stockholders sustained for the quarter and as including them would have an anti-dilutive effect for the period. Additionally, the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

For the three months ended September 30, 2017, the effect of 1.4 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.
Pursuant to the terms of the Exchange Agreement, on a quarterly basis, the Company has the option, as determined by the Audit and Compliance Committee, to settle the exchange of Class B common units of Premier LP by member owners for cash, an equal number of Class A common shares of Premier, Inc. or a combination of cash and shares of Class A common stock. In connection with the exchange of Class B common units by member owners, regardless of the consideration used to settle the exchange, an equal number of shares of Premier's Class B common stock are surrendered by member owners and retired (see Note 9 - Redeemable Limited Partners' Capital). The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock and/or cash in connection with the quarterly exchanges pursuant to the terms of the Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2018	816,468	79,519,233	53,256,897	60%/40%
October 31, 2018 (c)	9,807,651	69,601,752	63,734,585	52%/48%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 10 - Stockholders' Deficit), equity incentive plan (see Note 12 - Stock-Based Compensation) and departed member owners (see Note 9 - Redeemable Limited Partners' Capital).

(c)
As the quarterly exchange occurred on October 31, 2018, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended September 30, 2018. The Company utilized 4,287,471 treasury shares to facilitate a portion of this exchange, and as a result had zero Class A common shares held in treasury as of October 31, 2018, after the exchange.

(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $6.2 million and $8.8 million for the three months ended September 30, 2018 and 2017, respectively, with a resulting deferred tax benefit of $1.5 million and $3.3 million, respectively. The deferred tax benefit was calculated at a rate of 25% and 38%, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 13 - Income Taxes).
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 11.3 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2018, there were 3.0 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2018:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2018	605,873	$33.25	1,318,047	$33.00	3,499,251	$30.53
Granted	225,233	$44.23	575,957	$43.43	—	$—
Vested/exercised	(119,426)	$35.57	(359,751)	$35.43	(230,367)	$32.57
Forfeited	(15,417)	$32.71	(40,877)	$32.67	(34,179)	$32.55
Outstanding at September 30, 2018	696,263	$36.42	1,493,376	$36.45	3,234,705	$30.37

Stock options outstanding and exercisable at September 30, 2018					2,737,472	$30.00

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
Unrecognized stock-based compensation expense at September 30, 2018 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$15,830	2.38 years
Performance share awards	36,826	2.26 years
Stock options	4,987	1.65 years
Total unrecognized stock-based compensation expense	$57,643	2.24 years
The aggregate intrinsic value of stock options at September 30, 2018 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$43,186
Expected to vest	6,667
Total outstanding	$49,853

Exercised during the three months ended September 30, 2018	$2,403

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Three Months Ended September 30, 2017
Expected life (a)	6 years
Expected dividend (b)	—
Expected volatility (c)	32.26%
Risk-free interest rate (d)	1.89%
Weighted average option grant date fair value	$11.42

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

As a result of the TCJA that was enacted on December 22, 2017, the U.S. federal corporate income tax rate was reduced from 35% to 21%. In accordance with U.S. GAAP, the impact of changes in tax rates and tax laws is recognized as a component of income tax expense from continuing operations in the period of enactment. The Company has remeasured its deferred tax balances as of the enactment date and recorded net provisional tax expense of $210.4 million in fiscal year 2018. During the first quarter of fiscal year 2019, the Company evaluated the impact of the TCJA with respect to the amendments to Section 162(m) based on the issuance of additional guidance by the Internal Revenue Service. The Company concluded no adjustment to its deferred tax balances is required. The Company will continue to prescribe provisional relief pursuant to SAB 118 to certain components of its deferred tax balances. While the Company has provided reasonable estimates of the impacts related to the TCJA, the final impact may differ from these estimates, due to, among other things, changes in interpretations, assumptions, additional guidance that may be released by the Internal Revenue Service and other actions that we may take that are yet to be determined.
Income tax expense for the three months ended September 30, 2018 and 2017 was $10.8 million and $12.8 million, respectively, which reflects effective tax rates of 12% and 17%, respectively. The decrease in effective tax rates is primarily attributable to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21%. The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes as well as valuation allowances associated with deferred tax assets at PHSI.
Net deferred tax assets decreased $8.8 million to $279.3 million at September 30, 2018 from $288.1 million at June 30, 2018. The current period balance was comprised of $301.3 million in deferred tax assets at Premier, Inc. offset by $22.0 million in deferred tax liabilities at PHSI and PSCI. The decrease in net deferred tax assets from the prior period was largely driven by $10.7 million in net reductions to deferred tax assets and liabilities in connection with the adoption and transition to the New Revenue Standard.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased $11.8 million to $243.3 million at September 30, 2018 from $255.1 million at June 30, 2018. The change in TRA liabilities was driven primarily by the $18.0 million TRA payment to member owners during the three months ended September 30, 2018, partially offset by a $6.2 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2018.
(14) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $2.6 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $2.3 million as presented and $1.6 million under the Previous Revenue Standard during the three months ended September 30, 2018, and $1.7 million during the three months ended September 30, 2017, under the Previous Revenue Standard.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.2 million and $1.5 million during the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and June 30, 2018, $0.7 million and $0.9 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.

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
(16) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO, integrated pharmacy offerings and direct sourcing activities. The Performance Services segment provides technology with wrap-around service offerings and includes the Company's informatics, collaborative, consulting services, government services and insurance services offerings. The Company disaggregates revenue into categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard (a)	Previous revenue standard
Net revenue:
Supply Chain Services
Net administrative fees	$162,000	$146,816	$150,991
Other services and support	2,344	3,624	2,149
Services	164,344	150,440	153,140
Products	151,470	163,432	152,662
Total Supply Chain Services	315,814	313,872	305,802
Performance Services	85,732	79,073	84,762
Net revenue	$401,546	$392,945	$390,564

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Depreciation and amortization expense (a):
Supply Chain Services	$5,619	$5,495
Performance Services	25,913	22,918
Corporate	2,613	1,992
Total depreciation and amortization expense	$34,145	$30,405

Capital expenditures:
Supply Chain Services	$495	$307
Performance Services	19,374	13,549
Corporate	5,193	2,791
Total capital expenditures	$25,062	$16,647

	September 30, 2018	September 30, 2018	June 30, 2018
Total assets:	As presented	Previous revenue standard (b)	Previous revenue standard
Supply Chain Services	$1,210,363	$1,051,206	$991,837
Performance Services	902,446	850,990	860,409
Corporate	403,743	411,518	459,970
Total assets	$2,516,552	$2,313,714	$2,312,216

(a)	Includes amortization of purchased intangible assets.

(b)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard (a)	Previous revenue standard
Income before income taxes	$92,766	$69,750	$73,380
Equity in net income of unconsolidated affiliates (b)	(2,690)	(2,690)	(4,252)
Interest and investment loss, net (c)	688	688	1,495
Loss on disposal of long-lived assets	—	—	1,320
Other expense (income)	1,941	1,941	(1,463)
Operating income	92,705	69,689	70,480
Depreciation and amortization	20,507	20,507	16,507
Amortization of purchased intangible assets	13,638	13,638	13,898
Stock-based compensation (d)	6,337	6,337	8,957
Acquisition related expenses	409	409	3,099
ERP implementation expenses (e)	326	326	335
Equity in net income of unconsolidated affiliates (b)	2,690	2,690	4,252
Deferred compensation plan income (f)	1,336	1,336	1,539
Other expense	673	673	104
Adjusted EBITDA	$138,621	$115,605	$119,171

Segment Adjusted EBITDA:
Supply Chain Services	$135,403	$119,804	$125,620
Performance Services	30,575	23,158	21,221
Corporate	(27,357)	(27,357)	(27,670)
Adjusted EBITDA	$138,621	$115,605	$119,171

(a)	Refer to Note 2 - Significant Accounting Policies for more information related to the impact of the New Revenue Standard.

(b)	Refer to Note 3 - Investments for further information.

(c)	Represents interest expense, net and realized gains and losses on our marketable securities.

(d)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended September 30, 2018 and 2017.

(e)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(f)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(17) SUBSEQUENT EVENTS
On November 6, 2018, the Company announced that its subsidiary, Premier Healthcare Solutions, Inc., entered into a definitive agreement and plan of merger (“Merger Agreement”) to acquire Stanson Health, Inc. ("Stanson") for $51.5 million in cash, subject to potential purchase price adjustments for working capital at the time of closing. In addition, the Merger Agreement provides for an earn-out opportunity of up to $15.0 million based on certain product delivery and revenue targets. The acquisition is anticipated to close during the Company’s 2019 second fiscal quarter ended December 31, 2018. The acquisition is subject to customary closing conditions, and there can be no assurances regarding whether or when the acquisition will ultimately be completed.
Stanson is a leading clinical decision support company that provides SaaS to healthcare facilities. Stanson’s SaaS products deliver healthcare providers real-time alerts and relevant analytics native to their electronic health record to guide and influence physician’s decisions resulting in the reduction of low-value and unnecessary care.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" herein and in our Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report"), filed with the Securities and Exchange Commission ("SEC").
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare performance improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 165,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software as a service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of September 30, 2018, we were controlled by 162 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of September 30, 2018, the outstanding Class A common stock and Class B common stock represented approximately 40% and 60%, respectively, of our combined outstanding Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2018	2018	2017
	New Revenue Standard (a)	Previous Revenue Standard	Previous Revenue Standard
Net revenue	$401,546	$392,945	$390,564
Net income	$81,973	$60,716	$60,616
Non-GAAP Adjusted EBITDA	$138,621	$115,605	$119,171

(a)
We adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies and Critical Accounting Policies and Estimates below for more information.

See "Our Use of Non-GAAP Financial Measures" and "Results of Operations" below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value-based care through two business segments: Supply Chain Services and Performance Services.
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute, non-healthcare and alternate sites, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $305.8 million for the three months ended September 30, 2017 to $315.8 million for the three months ended September 30, 2018, and accounted for 79% of our overall net revenue for the three months ended September 30, 2018. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest informatics and consulting businesses in the United States focused on healthcare providers. More specifically, our software as a service ("SaaS") informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, we also combine our consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes our government services and insurance management services. Performance Services net revenue grew from $84.8 million for the three months ended September 30, 2017 to $85.7 million for the three months ended September 30, 2018, and accounted for 21% of our overall net revenue for the three months ended September 30, 2018.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the ACA, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact the number of uninsured or level of bad debt for providers, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment. Moreover, healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our comprehensive and integrated Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety and value-based care. There are, however, uncertainties and risks that may affect the actual impact of these anticipated trends or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included within our 2018 Annual Report.

New Accounting Standards
For the ensuing discussion, it is important to note that we adopted Topic 606 ("New Revenue Standard") effective for the fiscal year beginning July 1, 2018. The prior year information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard"). However, for informational purposes, we have also included current period results under the Previous Revenue Standard. Refer to Note 2 - Significant Accounting Policies for further information on the impact of the New Revenue Standard on our condensed consolidated financial statements, which is incorporated herein by reference, as well as for additional information on other new accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted.
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
Our Performance Services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and consulting services to new and existing members, renewal of existing subscriptions to our SaaS and licensed informatics products, along with our ability to generate additional applied sciences engagements and expand into new markets.
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS informatics along with associated amortization of capitalized contract costs. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internal use software.
Cost of product revenue consists of purchase and shipment costs for specialty pharmaceuticals and direct sourced medical products. Our cost of product revenue is influenced by the cost and availability of specialty pharmaceuticals and the manufacturing and transportation costs associated with direct sourced medical products.
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, indirect costs such as insurance, professional fees and other general overhead expenses, and adjustments to TRA liabilities. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Such amounts include sales commissions and costs related to implementing SaaS informatics tools, which are components of selling, general and administrative expenses and cost of revenue, respectively.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"). Other income, net, also includes interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 13 - Income Taxes.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 12 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 13 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Condensed Consolidated Statements of Income) of Premier, Inc., PHSI and PSCI, divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. Prior to the enactment of the Tax Cuts and Jobs Act ("TCJA"), the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. Effective as of January 1, 2018, we adjusted our fully distributed tax rate to 26% to determine our Non-GAAP Adjusted Fully Distributed Net Income and expect to continue to use that rate for fiscal year 2019.
Net Income Attributable to Non-Controlling Interest
As of September 30, 2018, we owned an approximate 40% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was approximately 60% as of both September 30, 2018 and June 30, 2018 (see Note 9 - Redeemable Limited Partners' Capital).
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both of the three months ended September 30, 2018 and 2017 (see Note 12 - Stock-Based Compensation).
Loss on FFF put and call rights
See Note 4 - Fair Value Measurements.

Results of Operations
We adopted the New Revenue Standard effective for the fiscal year beginning July 1, 2018. The prior year information has not been adjusted and continues to be reported under the Previous Revenue Standard. As result, our results of operations under the New Revenue Standard are not indicative of what our results or operations were under the Previous Revenue Standard. However, for informational purposes, we have also included current period results under the Previous Revenue Standard. Refer to Note 2 - Significant Accounting Policies for further information on the impact of the New Revenue Standard on our condensed consolidated financial statements, which is incorporated herein by reference. The following table summarizes our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$162,000	40%	$146,816	37%	$150,991	39%
Other services and support	88,076	22%	82,697	21%	86,911	22%
Services	250,076	62%	229,513	58%	237,902	61%
Products	151,470	38%	163,432	42%	152,662	39%
Net revenue	401,546	100%	392,945	100%	390,564	100%
Cost of revenue:
Services	43,372	12%	45,305	11%	46,936	12%
Products	145,621	36%	156,992	40%	144,440	37%
Cost of revenue	188,993	48%	202,297	51%	191,376	49%
Gross profit	212,553	52%	190,648	49%	199,188	51%
Operating expenses:
Selling, general and administrative	105,870	25%	106,981	27%	114,321	28%
Research and development	340	—%	340	—%	489	—%
Amortization of purchased intangible assets	13,638	3%	13,638	3%	13,898	4%
Operating expenses	119,848	29%	120,959	30%	128,708	32%
Operating income	92,705	23%	69,689	18%	70,480	18%
Other income, net	61	—%	61	—%	2,900	1%
Income before income taxes	92,766	22%	69,750	18%	73,380	19%
Income tax expense	10,793	3%	9,034	2%	12,764	3%
Net income	81,973	20%	60,716	15%	60,616	16%
Net income attributable to non-controlling interest in Premier LP	(55,113)	(14)%	(41,740)	(11)%	(44,610)	(11)%
Adjustment of redeemable limited partners' capital to redemption amount	(708,193)	nm	(718,765)	nm	320,424	nm
Net income (loss) attributable to stockholders	$(681,333)	nm	$(699,789)	nm	$336,430	nm

Weighted average shares outstanding:
Basic	53,221		53,221		52,909
Diluted	53,221		53,221		140,046

Earnings (loss) per share attributable to stockholders:
Basic	$(12.80)		$(13.15)		$6.36
Diluted (a)	$(12.80)		$(13.15)		$0.30

nm = Not meaningful

(a)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings per share for the three months ended September 30, 2017 was previously stated at $0.36 per share and has been corrected to $0.30 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$138,621	35%	$115,605	29%	$119,171	31%
Non-GAAP Adjusted Fully Distributed Net Income	$86,895	22%	$69,863	18%	$61,713	16%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.65		$0.52		$0.44
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income	$81,973	$60,716	$60,616
Interest and investment loss, net	688	688	1,495
Income tax expense	10,793	9,034	12,764
Depreciation and amortization	20,507	20,507	16,507
Amortization of purchased intangible assets	13,638	13,638	13,898
EBITDA	127,599	104,583	105,280
Stock-based compensation	6,337	6,337	8,957
Acquisition related expenses	409	409	3,099
ERP implementation expenses	326	326	335
Loss on disposal of long-lived assets	—	—	1,320
Loss on FFF put and call rights	3,283	3,283	20
Other expense	667	667	160
Adjusted EBITDA	$138,621	$115,605	$119,171

Income before income taxes	$92,766	$69,750	$73,380
Equity in net income of unconsolidated affiliates	(2,690)	(2,690)	(4,252)
Interest and investment loss, net	688	688	1,495
Loss on disposal of long-lived assets	—	—	1,320
Other expense (income)	1,941	1,941	(1,463)
Operating income	92,705	69,689	70,480
Depreciation and amortization	20,507	20,507	16,507

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Amortization of purchased intangible assets	13,638	13,638	13,898
Stock-based compensation	6,337	6,337	8,957
Acquisition related expenses	409	409	3,099
ERP implementation expenses	326	326	335
Equity in net income of unconsolidated affiliates	2,690	2,690	4,252
Deferred compensation plan income	1,336	1,336	1,539
Other expense, net	673	673	104
Adjusted EBITDA	$138,621	$115,605	$119,171

Segment Adjusted EBITDA:
Supply Chain Services	$135,403	$119,804	$125,620
Performance Services	30,575	23,158	21,221
Corporate	(27,357)	(27,357)	(27,670)
Adjusted EBITDA	$138,621	$115,605	$119,171

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

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income (loss) attributable to stockholders	$(681,333)	$(699,789)	$336,430
Adjustment of redeemable limited partners' capital to redemption amount	708,193	718,765	(320,424)
Net income attributable to non-controlling interest in Premier LP	55,113	41,740	44,610
Income tax expense	10,793	9,034	12,764
Amortization of purchased intangible assets	13,638	13,638	13,898
Stock-based compensation	6,337	6,337	8,957
Acquisition related expenses	409	409	3,099
ERP implementation expenses	326	326	335
Loss on disposal of long-lived assets	—	—	1,320
Loss on FFF put and call rights	3,283	3,283	20
Other expense	667	667	160
Non-GAAP adjusted fully distributed income before income taxes	117,426	94,410	101,169
Income tax expense on fully distributed income before income taxes (a)	30,531	24,547	39,456
Non-GAAP Adjusted Fully Distributed Net Income	$86,895	$69,863	$61,713

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	53,221	53,221	52,909
Potentially dilutive shares	1,067	1,067	655
Conversion of Class B common units	79,794	79,794	86,482
Weighted average fully distributed shares outstanding - diluted	134,082	134,082	140,046

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2018 and 2017, respectively.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended September 30,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Earnings (loss) per share attributable to stockholders	$(12.80)	$(13.15)	$6.36
Adjustment of redeemable limited partners' capital to redemption amount	13.31	13.51	(6.05)
Net income attributable to non-controlling interest in Premier LP	1.04	0.78	0.84
Income tax expense	0.20	0.17	0.24
Amortization of purchased intangible assets	0.26	0.26	0.26
Stock-based compensation	0.12	0.12	0.17
Acquisition related expenses	0.01	0.01	0.06
ERP implementation expenses	0.01	0.01	0.01
Loss on disposal of long-lived assets	—	—	0.02
Loss on FFF put and call rights	0.06	0.06	—
Other expense	0.01	0.01	—
Impact of corporation taxes (a)	(0.57)	(0.46)	(0.74)
Impact of dilutive shares (b)	(1.00)	(0.80)	(0.73)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.65	$0.52	$0.44

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended September 30, 2018 and 2017, respectively.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended September 30, 2018 to 2017
Net Revenue
Net revenue increased $10.9 million to $401.5 million for the three months ended September 30, 2018 from $390.6 million for the three months ended September 30, 2017.
Net administrative fees revenue increased $11.0 million, from the three months ended September 30, 2017 to 2018 primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio. Net administrative fees recognized in the three months ended September 30, 2018 under the Previous Revenue Standard totaled $146.8 million, largely attributable the impact of higher cash collections and revenue recoveries during the three months ended June 30, 2018 as a result of an increased focus on the specific timing of cash collections under the Previous Revenue Standard. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Product revenue for the three months ended September 30, 2018 totaled $151.5 million, compared with $152.7 million for the three months ended September 30, 2017. Growth in oncology and respiratory-related drug revenue, as well as sales growth in the direct sourcing business, was offset by the $12.0 million impact of revenue recognition under the New Revenue Standard related primarily to our 340B federal discount prescription drug program, and to a lesser extent to the direct sourcing business. More specifically, 340B revenue, as well as direct sourcing revenue associated with distributor fees, were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Other services and support revenue for the three months ended September 30, 2018 totaled $88.1 million, compared with $86.9 million for the three months ended September 30, 2017. Revenue growth was primarily driven by cost management consulting services and applied sciences, as under the New Revenue Standard revenue is now recognized proportionally to when services are provided. The growth was partially offset by a decrease in license revenue for our safety related technology solutions under the New Revenue Standard, which shifted recognition of some licensing revenue to a point-in-time versus ratably over the subscription period under the Previous Revenue Standard. This resulted in some licensing revenue attributed to prior periods, which is reflected in accumulated deficit upon adoption of the New Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Cost of revenue decreased $2.4 million, or 1%, to $189.0 million for the three months ended September 30, 2018 from $191.4 million for the three months ended September 30, 2017.
Cost of services revenue decreased $3.5 million, or 7%, from the three months ended September 30, 2017 to 2018, primarily driven by a decrease in consulting costs related to outside resources to support certain projects as well as an increase in capitalized contract costs associated with the implementation of the New Revenue Standard. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $1.2 million, or 1%, from the three months ended September 30, 2017 to 2018, primarily driven by the higher growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the aforementioned impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Operating expenses decreased $8.9 million, or 7%, to $119.8 million for the three months ended September 30, 2018 from $128.7 million for the three months ended September 30, 2017.
Selling, General and Administrative
Selling, general and administrative expenses decreased $8.4 million, or 7%, from the three months ended September 30, 2017 to 2018, primarily driven by a decrease in salaries and benefits expenses resulting from a reduction in current year annual incentive plan expense and increased capitalized labor costs, a decrease in stock-based compensation expense associated with a reduction in anticipated achievement of certain performance targets, the continued impact and realization of expense savings initiatives that were implemented in the prior year along with the impact of costs incurred in the prior year associated with the acquisition of Innovatix, LLC, which occurred on December 2, 2016.
Research and Development
Research and development expenses decreased by $0.2 million from the three months ended September 30, 2017 to 2018. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets decreased $0.3 million, or 2%, from the three months ended September 30, 2017 to 2018. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income, Net
Other income, net decreased $2.8 million to $0.1 million for the three months ended September 30, 2018 from $2.9 million for the three months ended September 30, 2017, primarily driven by the loss on FFF put and call rights in the current period (see Note 4 - Fair Value Measurements).
Income Tax Expense
For the three months ended September 30, 2018 and 2017, we recorded tax expense of $10.8 million and $12.8 million, respectively, which equates to effective tax rates of 12% and 17%, respectively. The decrease in effective tax rate is primarily attributable to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21%. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and valuation allowances against deferred tax assets at PHSI. See Note 13 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $10.5 million, or 24%, to $55.1 million for the three months ended September 30, 2018 from $44.6 million for the three months ended September 30, 2017, primarily attributable to an increase in income of Premier LP offset by a decrease in non-controlling ownership percentage in Premier LP to 60% from 62%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $19.4 million, or 16%, to $138.6 million for the three months ended September 30, 2018 from $119.2 million for the three months ended September 30, 2017, primarily as a result of growth in net administrative fees revenue and the aforementioned decrease in cost of services revenue and selling, general and administrative expenses.
Supply Chain Services - Comparison of the Three Months Ended September 30, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2018	2017
Supply Chain Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$162,000	$146,816	$150,991
Other services and support	2,344	3,624	2,149
Services	164,344	150,440	153,140
Products	151,470	163,432	152,662
Net revenue	315,814	313,872	305,802
Cost of revenue:
Services	23	1,340	1,063
Products	145,621	156,992	144,440
Cost of revenue	145,644	158,332	145,503
Gross profit	170,170	155,540	160,299
Operating expenses:
Selling, general and administrative	38,799	39,769	41,935
Amortization of purchased intangible assets	5,040	5,040	5,040
Operating expenses	43,840	44,809	46,975
Operating income	$126,330	$110,731	$113,324
Depreciation and amortization	579	579	454
Amortization of purchased intangible assets	5,040	5,040	5,040
Acquisition related expenses	225	225	2,550
Equity in net income of unconsolidated affiliates	2,596	2,596	4,252
Other expense	633	633	—
Non-GAAP Segment Adjusted EBITDA	$135,403	$119,804	$125,620
Net Revenue
Supply Chain Services segment net revenue increased $10.0 million to $315.8 million for the three months ended September 30, 2018 from $305.8 million for the three months ended September 30, 2017.

Net administrative fees revenue increased $11.0 million, from the three months ended September 30, 2017 to 2018 primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio. Net administrative fees recognized in the three months ended September 30, 2018 under the Previous Revenue Standard totaled $146.8 million, largely attributable the impact of higher cash collections and revenue recoveries during the three months ended June 30, 2018 as a result of an increased focus on the specific timing of cash collections under the Previous Revenue Standard. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Product revenue for the three months ended September 30, 2018 totaled $151.5 million, compared with $152.7 million for the three months ended September 30, 2017. Growth in oncology and respiratory-related drug revenue, as well as sales growth in the direct sourcing business, was offset by the $12.0 million impact of revenue recognition under the New Revenue Standard related primarily to our 340B federal discount prescription drug program, and to a lesser extent to the direct sourcing business. More specifically, 340B revenue, as well as direct sourcing revenue associated with distributor fees, were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $0.1 million, to $145.6 million for the three months ended September 30, 2018 from $145.5 million for the three months ended September 30, 2017.
Cost of product revenue increased $1.2 million, or 1%, from the three months ended September 30, 2017 to 2018, primarily driven by the higher growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the aforementioned impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Supply Chain Services segment operating expenses decreased $3.2 million, or 7%, to $43.8 million for the three months ended September 30, 2018 from $47.0 million for the three months ended September 30, 2017.
Selling, general and administrative expenses decreased $3.1 million, or 7%, from the three months ended September 30, 2017 to 2018 primarily driven by the impact of costs incurred in the prior year associated with the acquisition of Innovatix, LLC, which occurred on December 2, 2016, along with decreased general overhead expenses in the current year.
Amortization of purchased intangible assets remained flat at $5.0 million for the three months ended September 30, 2018 and 2017.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $9.8 million, or 8%, to $135.4 million for the three months ended September 30, 2018 from $125.6 million for the three months ended September 30, 2017. This increase was primarily a result of growth in net administrative fees revenue and lower selling, general and administrative expenses. These increases were partially offset by a decrease in equity in net income of unconsolidated affiliates, an increase in direct and indirect remuneration fees, and increased product costs.

Performance Services - Comparison of the Three Months Ended September 30, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2018	2017
Performance Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Other services and support	85,732	79,073	84,762
Net revenue	85,732	79,073	84,762
Cost of revenue:
Services	43,349	43,965	45,872
Cost of revenue	43,349	43,965	45,872
Gross profit	42,383	35,108	38,890
Operating expenses:
Selling, general and administrative	29,100	29,242	31,911
Research and development	340	340	472
Amortization of purchased intangible assets	8,598	8,598	8,858
Operating expenses	38,038	38,180	41,241
Operating income	$4,345	$(3,072)	$(2,351)
Depreciation and amortization	17,315	17,315	14,060
Amortization of purchased intangible assets	8,598	8,598	8,858
Acquisition related expenses	184	184	549
Equity in net income of unconsolidated affiliates	94	94	—
Other expense	39	39	105
Non-GAAP Segment Adjusted EBITDA	$30,575	$23,158	$21,221
Net Revenue
Other services and support revenue for the three months ended September 30, 2018 totaled $85.7 million, compared with $84.8 million for the three months ended September 30, 2017. Revenue growth was primarily driven by cost management consulting services and applied sciences, as under the New Revenue Standard revenue is now recognized proportionally to when services are provided. The growth was partially offset by a decrease in license revenue for our safety related technology solutions under the New Revenue Standard, which shifted recognition of some licensing revenue to a point-in-time versus ratably over the subscription period under the Previous Revenue Standard. This resulted in some licensing revenue attributed to prior periods, which is reflected in accumulated deficit upon adoption of the New Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services. We expect our Performance Services revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Cost of revenue decreased $2.6 million, or 6%, to $43.3 million for the three months ended September 30, 2018 from $45.9 million for the three months ended September 30, 2017, primarily driven by a decrease in consulting costs related to outside resources to support certain projects as well as an increase in capitalized contract costs associated with the implementation of the New Revenue Standard. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.

Operating Expenses
Operating expenses decreased $3.2 million, or 8%, to $38.0 million for the three months ended September 30, 2018 from $41.2 million for the three months ended September 30, 2017.
Selling, general and administrative expenses decreased $2.8 million, or 9%, from the three months ended September 30, 2017 to 2018, primarily driven by a decrease in general overhead expenses along with the continued impact and realization of expense savings initiatives that were implemented in the prior year.
Amortization of purchased intangible assets decreased $0.3 million, or 3%, from the three months ended September 30, 2017 to 2018.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $9.4 million to $30.6 million for the three months ended September 30, 2018 from $21.2 million for the three months ended September 30, 2017. This increase is primarily a result of the aforementioned decrease in cost of services revenue and selling, general and administrative expenses and the impact of the New Revenue Standard.
Corporate - Comparison of the Three Months Ended September 30, 2018 to 2017
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
Corporate	2018	2017
Operating expenses:
Selling, general and administrative	$37,971	$40,492
Operating expenses	37,971	40,492
Operating loss	$(37,971)	$(40,492)
Depreciation and amortization	2,613	1,992
Stock-based compensation	6,337	8,957
ERP implementation expenses	326	334
Deferred compensation plan income	1,336	1,539
Other income	2	—
Non-GAAP Adjusted EBITDA	$(27,357)	$(27,670)
Operating Expenses
Operating expenses decreased $2.5 million, or 6%, to $38.0 million for the three months ended September 30, 2018 from $40.5 million for the three months ended September 30, 2017.
Selling, general and administrative expenses decreased $2.5 million, or 6%, from the three months ended September 30, 2017 to 2018, primarily driven by a decrease in stock-based compensation expense associated with anticipated achievement of certain performance targets.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA remained flat, decreasing $0.3 million, or 1%, from the three months ended September 30, 2017 to 2018.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of September 30, 2018 and June 30, 2018, we had cash and cash equivalents totaling $142.4 million and $152.4 million, respectively, and there were $100.0 million in outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, and growth for the foreseeable future. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We currently believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flows for the Three Months Ended September 30, 2018 and 2017
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$60,327	$75,033
Investing activities	(25,062)	(16,646)
Financing activities	(45,229)	(83,002)
Net decrease in cash and cash equivalents	$(9,964)	$(24,615)
Net cash provided by operating activities decreased $14.7 million from the three months ended September 30, 2017 to 2018 primarily driven by increased working capital needs related to the impact of higher annual incentive payments, partially offset by decreased cost of services revenue and selling, general and administrative expenses in the current period.
Net cash used in investing activities increased $8.4 million from the three months ended September 30, 2017 to 2018 driven by growth in our internally developed software initiatives in the current period.
Net cash used in financing activities decreased $37.8 million from the three months ended September 30, 2017 to 2018 largely driven by a $50.0 million repayment under the Credit Facility in the prior period and a $9.5 million decrease in distributions to limited partners of Premier LP, offset by the $18.0 million TRA payment and the $12.3 million used to repurchase Class A common stock under our stock repurchase program in the current period.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2018 and 2017
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$60,327	$75,033
Purchases of property and equipment	(25,062)	(16,646)
Distributions to limited partners of Premier LP	(15,465)	(24,951)
Payments to limited partners of Premier, LP related to tax receivable agreements (a)	(17,975)	—
Non-GAAP Free Cash Flow	$1,825	$33,436

(a)
The timing of tax receivable agreement ("TRA") payments shifted to July from June due to the change in our federal tax filing deadline, which was extended one month to April from March. As a result, we did not make a TRA payment in fiscal 2018.

Non-GAAP Free Cash Flow decreased $31.6 million from the three months ended September 30, 2017 to 2018 primarily driven by increased working capital needs related to the impact of higher annual incentive payments, the $18.0 million TRA payment made to member owners during the current period and growth in our internally developed software initiatives. These decreases were partially offset by decreased cost of services revenue and selling, general and administrative expenses and decreased distributions to limited partners of Premier LP in the current period. See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At September 30, 2018, we had commitments of $7.2 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 8 - Debt in the accompanying condensed consolidated financial statements for more information.
2014 Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of June 24, 2014 and amended on June 4, 2015. The Credit Facility has a maturity date of June 24, 2019. We commenced negotiations to refinance or replace the Credit Facility during fiscal 2019. The Credit Facility provides for borrowings of up to $750.0 million with (i) a $25.0 million sub-facility for standby letters of credit and (ii) a $75.0 million sub-facility for swingline loans. The Credit Facility may be increased from time to time at our request up to an aggregate additional amount of $250.0 million, subject to lender approval. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2018, the interest rate for three-month Eurodollar Loans was 3.523% and the interest rate for Base Rate Loans was 5.375%. The Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.250% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2018, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments, of which certain covenant calculations use EBITDA, a Non-GAAP financial measure. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total leverage ratio (as defined in the Credit Facility) to exceed 3.00 to 1.00 for any period of four consecutive quarters. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 3.00 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2018.
The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $30.0 million, bankruptcy and other insolvency events, judgment defaults in excess of $30.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of the required lenders, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. We may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program and other general corporate activities. We had outstanding borrowings under the Credit Facility of $100.0 million at September 30, 2018. Borrowings due within one year of the balance sheet date are classified as current liabilities in the Condensed Consolidated Balance Sheets. Borrowings may be renewed or extended at our option through the maturity date of the Credit Facility. The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2018 Annual Report. See also Note 8 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.
Member-Owner TRA
We entered into TRAs with each of our member owners. Pursuant to the TRAs, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc., cash or a combination of both. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
We had TRA liabilities of $243.3 million and $255.1 million at September 30, 2018 and June 30, 2018, respectively. The $11.8 million decrease was primarily attributable to the $18.0 million TRA payment to member owners during the three months ended September 30, 2018 partially offset by a $6.2 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2018.
Stock Repurchase Program
On May 7, 2018, our Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion, and in accordance with applicable federal securities laws. As of September 30, 2018, we had purchased approximately 0.3 million shares of Class A common stock at an average price of $36.80 per share for a total purchase price of approximately $12.3 million. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of our Board of Directors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At September 30, 2018, we had $100.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50% or the one-month LIBOR plus 1.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.125% to 1.750% for Eurodollar Rate Loans and 0.125% to 0.750% for Base Rate Loans. At September 30, 2018, the interest rate for three-month Eurodollar Rate Loans was 3.523% and the interest rate for Base Rate Loans was 5.375%.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under "New Revenue Standard".
New Revenue Standard
In connection with the adoption of the New Revenue Standard, we have completed the implementation of certain new accounting, data and information related systems in both our Supply Chain Services segment and Performance Services segment. As a result, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. We will continue to evaluate the implementation of these additional systems and related financial reporting components.
Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of these new systems, effectiveness testing is ongoing and future changes will require additional testing. We do not believe that the implementation of these systems has had or will have a material adverse effect on our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended September 30, 2018, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2018, we announced that our board of directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock as part of a balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock through the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
July 1 through July 31, 2018	334,280	36.80	334,280	238
August 1 through August 31, 2018	103	36.27	103	238
September 1 through September 30, 2018	—	—	—	—
Total	334,383	$36.80	334,383	$238

(1)	Average price paid per share excludes fees and commissions.

(2)
From the stock repurchase program's inception through September 30, 2018, we purchased 0.3 million shares of Class A common stock at an average price of $36.80 per share for a total of $12.3 million since the program's inception.

Item 5. Other Information
On November 6, 2018, we announced that our subsidiary, Premier Healthcare Solutions, Inc., entered into a definitive agreement and plan of merger (“Merger Agreement”) to acquire Stanson Health, Inc. ("Stanson") for $51.5 million in cash, subject to potential purchase price adjustments for working capital at the time of closing. In addition, the Merger Agreement provides for an earn-out opportunity of up to $15.0 million based on certain product delivery and revenue targets. The acquisition is anticipated to close during our 2019 second fiscal quarter ended December 31, 2018. The acquisition is subject to customary closing conditions, and there can be no assurances regarding whether or when the acquisition will ultimately be completed.
Stanson is a leading clinical decision support company that provides SaaS to healthcare facilities. Stanson’s SaaS products deliver healthcare providers real-time alerts and relevant analytics native to their electronic health record to guide and influence physician’s decisions resulting in the reduction of low-value and unnecessary care.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 6, 2018	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer