Form 10-Q
period 2018-12-31
Premier, Inc.
filed 2019-02-06
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of February 1, 2019, there were 63,788,479 shares of the registrant's Class A common stock, par value $0.01 per share, and 65,602,193 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2018	June 30, 2018
Assets
Cash and cash equivalents	$110,584	$152,386
Accounts receivable (net of $3,187 and $1,841 allowance for doubtful accounts, respectively)	197,366	185,874
Contract assets	208,254	—
Inventory	70,032	66,139
Prepaid expenses and other current assets	27,259	23,325
Due from related parties	720	894
Total current assets	614,215	428,618
Property and equipment (net of $339,781 and $297,591 accumulated depreciation, respectively)	211,859	206,693
Intangible assets (net of $181,171 and $153,635 accumulated amortization, respectively)	318,199	322,115
Goodwill	943,281	906,545
Deferred income tax assets	389,632	305,624
Deferred compensation plan assets	39,752	44,577
Investments in unconsolidated affiliates	98,089	94,053
Other assets	29,824	3,991
Total assets	$2,644,851	$2,312,216

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$66,855	$60,130
Accrued expenses	99,480	64,257
Revenue share obligations	130,163	78,999
Limited partners' distribution payable	14,288	15,465
Accrued compensation and benefits	41,071	64,112
Deferred revenue	33,874	39,785
Current portion of tax receivable agreements	18,217	17,925
Current portion of long-term debt	102,302	100,250
Other liabilities	8,438	7,959
Total current liabilities	514,688	448,882
Long-term debt, less current portion	5,107	6,962
Tax receivable agreements, less current portion	304,907	237,176
Deferred compensation plan obligations	39,752	44,577
Deferred tax liabilities	18,850	17,569
Other liabilities	58,296	63,704
Total liabilities	941,600	818,870

	December 31, 2018	June 30, 2018

Redeemable limited partners' capital	2,593,882	2,920,410
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 63,822,420 shares issued and 61,286,582 shares outstanding at December 31, 2018 and 57,530,733 shares issued and 52,761,177 shares outstanding at June 30, 2018	638	575
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 69,484,147 and 80,335,701 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	—	—
Treasury stock, at cost; 2,535,838 and 4,769,556 shares, respectively	(97,199)	(150,058)
Additional paid-in-capital	—	—
Accumulated deficit	(794,070)	(1,277,581)
Total stockholders' deficit	(890,631)	(1,427,064)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,644,851	$2,312,216
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenue:
Net administrative fees	$165,695	$159,343	$327,695	$310,334
Other services and support	98,643	89,953	186,719	176,864
Services	264,338	249,296	514,414	487,198
Products	157,519	162,102	308,989	314,764
Net revenue	421,857	411,398	823,403	801,962
Cost of revenue:
Services	43,189	47,255	86,561	94,191
Products	155,534	153,272	301,155	297,712
Cost of revenue	198,723	200,527	387,716	391,903
Gross profit	223,134	210,871	435,687	410,059
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	177,174	—	177,174
Other operating income	—	177,174	—	177,174
Operating expenses:
Selling, general and administrative	110,112	108,620	215,982	222,941
Research and development	292	324	632	813
Amortization of purchased intangible assets	13,899	13,817	27,537	27,715
Operating expenses	124,303	122,761	244,151	251,469
Operating income	98,831	265,284	191,536	335,764
Equity in net income of unconsolidated affiliates	1,444	1,257	4,134	5,509
Interest and investment loss, net	(859)	(1,508)	(1,547)	(3,003)
Loss on disposal of long-lived assets	—	(400)	—	(1,720)
Other income (expense)	7,199	(13,356)	5,258	(11,893)
Other income (expense), net	7,784	(14,007)	7,845	(11,107)
Income before income taxes	106,615	251,277	199,381	324,657
Income tax expense	1,804	231,508	12,597	244,272
Net income	104,811	19,769	186,784	80,385
Net income attributable to non-controlling interest in Premier LP	(62,631)	(56,485)	(117,744)	(101,095)
Adjustment of redeemable limited partners' capital to redemption amount	651,709	317,916	(56,484)	638,340
Net income attributable to stockholders	$693,889	$281,200	$12,556	$617,630

Weighted average shares outstanding:
Basic	59,876	55,209	56,548	54,059
Diluted	133,672	139,237	57,584	139,641

Earnings per share attributable to stockholders:
Basic	$11.59	$5.09	$0.22	$11.43
Diluted	$0.69	$0.06	$0.22	$0.36
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$104,811	$19,769	$186,784	$80,385
Less: comprehensive income attributable to non-controlling interest	(62,631)	(56,485)	(117,744)	(101,095)
Comprehensive income (loss) attributable to stockholders	$42,180	$(36,716)	$69,040	$(20,710)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended December 31, 2018
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$(1,427,064)
Balance at July 1, 2018, as previously reported	52,761	575	80,336	—	4,769	(150,058)	—	(1,277,581)	(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	127,265	127,265
Adjusted balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,150,316)	(1,299,799)
Exchange of Class B units for Class A common stock by member owners	10,624	55	(10,624)	—	(5,104)	162,371	309,454	—	471,880
Redemption of limited partners	—	—	(227)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	14,752	—	14,752
Issuance of Class A common stock under equity incentive plan	734	8	—	—	—	—	12,115	—	12,123
Issuance of Class A common stock under employee stock purchase plan	38	—	—	—	—	—	1,488	—	1,488
Treasury stock	(2,870)	—	—	—	2,870	(109,512)	—	—	(109,512)
Stock-based compensation expense	—	—	—	—	—	—	13,911	—	13,911
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,030)	—	(8,030)
Net income	—	—	—	—	—	—	—	186,784	186,784
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(117,744)	(117,744)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(343,690)	287,206	(56,484)
Balance at December 31, 2018	61,287	$638	69,485	$—	2,535	$(97,199)	$—	$(794,070)	$(890,631)
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

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2018	2017
Operating activities
Net income	$186,784	$80,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,727	61,532
Equity in net income of unconsolidated affiliates	(4,134)	(5,509)
Deferred income taxes	2,643	235,648
Stock-based compensation	13,911	17,699
Remeasurement of tax receivable agreement liabilities	—	(177,174)
Loss on disposal of long-lived assets	—	1,720
(Gain) loss on FFF put and call rights	(7,567)	15,607
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	(56,875)	(467)
Other assets	2,882	1,060
Inventories	(3,893)	(11,641)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	15,366	(20,238)
Long-term liabilities	(7,033)	1,287
Other operating activities	498	6,606
Net cash provided by operating activities	212,309	206,515
Investing activities
Purchases of property and equipment	(47,289)	(38,622)
Acquisition of Stanson Health, Inc., net of cash acquired	(50,926)	—
Investments in convertible notes	(8,500)	—
Net cash used in investing activities	(106,715)	(38,622)
Financing activities
Payments made on notes payable	—	(6,858)
Redemption of limited partner of Premier LP	(256)	—
Proceeds from credit facility	—	30,000
Payments on credit facility	—	(50,000)
Proceeds from exercise of stock options under equity incentive plan	12,123	2,808
Proceeds from issuance of Class A common stock under stock purchase plan	1,488	1,388
Repurchase of vested restricted units for employee tax-withholding	(8,030)	(5,743)
Distributions to limited partners of Premier LP	(30,458)	(45,703)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,975)	—
Repurchase of Class A common stock (held as treasury stock)	(104,288)	(70,844)
Earn-out liability payment to GNYHA Holdings	—	(16,662)
Net cash used in financing activities	(147,396)	(161,614)
Net increase (decrease) in cash and cash equivalents	(41,802)	6,279
Cash and cash equivalents at beginning of year	152,386	156,735
Cash and cash equivalents at end of period	$110,584	$163,014

	Six Months Ended December 31,
	2018	2017
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in additional paid-in-capital and accumulated deficit	$56,484	$(638,340)
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$471,880	$162,265
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$29,281	$41,148
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$853	$984
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$100,749	$75,998
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$85,997	$84,667
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$14,752	$(8,669)
Increase in treasury stock related to a forward purchase commitment as a result of applying trade date accounting when recording the repurchase of Class A common stock	$5,224	$3,854
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
The Company, through Premier GP, held an approximate 47% and 40% sole general partner interest in Premier LP at December 31, 2018 and June 30, 2018, respectively. In addition to their equity ownership interest in the Company, our member owners held an aggregate of approximately 53% and 60% limited partner interest in Premier LP at December 31, 2018 and June 30, 2018, respectively.
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
At December 31, 2018 and June 30, 2018, the member owners owned an aggregate of approximately 53% and 60%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the six months ended December 31, 2018, the member owners exchanged 10.6 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of

Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the six months ended December 31, 2018, approximately 10.6 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 10.6 million Class B common shares were retired during the same period. For further information, see Note 10 - Redeemable Limited Partners' Capital and Note 12 - Earnings (Loss) Per Share.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2018 for further discussion of the Exchange Agreement. At both December 31, 2018 and June 30, 2018, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned an aggregate of approximately 47% and 40%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings (loss) per share. Diluted earnings (loss) per share for the three months ended December 31, 2017 was previously stated at ($1.66) per share and has been corrected to $0.06 per share. Diluted earnings (loss) per share for the six months ended December 31, 2017 was previously stated at ($1.30) per share and has been corrected to $0.36 per share. The Company believes the correction is immaterial and the amount had no impact on the Company’s overall financial condition, results of operations or cash flows.
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
The assets and liabilities of Premier LP at December 31, 2018 and June 30, 2018 consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
	New revenue standard (a)	Previous revenue standard
Assets
Current	$597,351	$393,863
Noncurrent	1,641,005	1,577,974
Total assets of Premier LP	$2,238,356	$1,971,837

Liabilities
Current	$540,470	$457,172
Noncurrent	117,397	128,793
Total liabilities of Premier LP	$657,867	$585,965

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

Net income attributable to Premier LP during the three and six months ended December 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	New revenue standard (a)	Previous revenue standard	New revenue standard (a)	Previous revenue standard
Premier LP net income	$118,783	$94,838	$211,045	$167,129

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
Premier LP's cash flows for the six months ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$227,404	$207,514
Investing activities	(106,715)	(38,622)
Financing activities	(143,017)	(180,600)
Net decrease in cash and cash equivalents	(22,328)	(11,708)
Cash and cash equivalents at beginning of year	117,741	133,451
Cash and cash equivalents at end of period	$95,413	$121,743
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
SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company prescribed provisional relief under SAB 118 through the one year measurement period to calculate components of its deferred tax balances. During the second quarter of fiscal year 2019, the Company completed its accounting for all of the enactment date income tax effects of the TCJA.

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
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to the Company's members. Revenue is generated through administrative fees received from suppliers, which are estimated based on the total dollar volume of goods and services purchased by the Company's members in connection with its GPO programs and is included in service revenue in the accompanying Condensed Consolidated Statements of Income.
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
Direct sourcing generates revenue through products sold to distributors and to hospitals. Revenue is recognized once control of products has been transferred to members and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
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
Condensed Consolidated Financial Statements
The Company applied Topic 606 ("New Revenue Standard") using the modified retrospective method, which resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard"). The following tables summarize the impacts of adopting Topic 606 on the Company's condensed consolidated financial statements for the three and six months ended December 31, 2018 (in thousands, except per share data). See Note 6 - Contract Balances and Note 17 - Segments for more information.

Cumulative Effect - Adoption of New Revenue Standard

	Impact of change in accounting principle
	June 30, 2018 As presented	Impact of new revenue standard	July 1, 2018 New revenue standard
Assets
Accounts receivable (net of $1,841 allowance for doubtful accounts)	$185,874	$(5,421)	$180,453
Contract assets	$—	$169,684	$169,684
Total current assets	$428,618	$164,263	$592,881
Deferred income tax assets	$305,624	$(7,106)	$298,518
Other assets	$3,991	$15,390	$19,381
Total assets	$2,312,216	$172,547	$2,484,763

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$78,999	$43,880	$122,879
Deferred revenue	$39,785	$(2,195)	$37,590
Total current liabilities	$448,882	$41,685	$490,567
Deferred tax liabilities	$17,569	$3,597	$21,166
Total liabilities	$818,870	$45,282	$864,152

Accumulated deficit	$(1,277,581)	$127,265	$(1,150,316)
Total stockholders' deficit	$(1,427,064)	$127,265	$(1,299,799)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,312,216	$172,547	$2,484,763

Condensed Consolidated Balance Sheet - Selected Financial Data

	Impact of change in accounting principle
December 31, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Assets
Accounts receivable (net of $3,187 allowance for doubtful accounts)	$197,366	$(11,696)	$209,062
Contract assets	$208,254	$208,254	$—
Prepaid expenses and other current assets	$27,259	$(2,362)	$29,621
Total current assets	$614,215	$194,196	$420,019
Deferred income tax assets	$389,632	$(5,425)	$395,057
Other assets	$29,824	$14,884	$14,940
Total assets	$2,644,851	$203,655	$2,441,196

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$130,163	$49,878	$80,285
Limited partners' distribution payable	$14,288	$3,966	$10,322
Deferred revenue	$33,874	$(6,534)	$40,408
Other liabilities	$8,438	$2,556	$5,882
Total current liabilities	$514,688	$49,866	$464,822
Deferred tax liabilities	$18,850	$4,278	$14,572
Total liabilities	$941,600	$54,144	$887,456

Accumulated deficit	$(794,070)	$149,511	$(943,581)
Total stockholders' deficit	$(890,631)	$149,511	$(1,040,142)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,644,851	$203,655	$2,441,196

Condensed Consolidated Statements of Income

	Impact of change in accounting principle
	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$165,695	$(4,061)	$169,756	$327,695	$11,123	$316,572
Other services and support	98,643	8,278	90,365	186,719	13,657	173,062
Services	264,338	4,217	260,121	514,414	24,780	489,634
Products	157,519	(11,914)	169,433	308,989	(23,876)	332,865
Net revenue	421,857	(7,697)	429,554	823,403	904	822,499

	Impact of change in accounting principle
	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Cost of revenue:
Services	43,189	(2,613)	45,802	86,561	(4,546)	91,107
Products	155,534	(10,927)	166,461	301,155	(22,298)	323,453
Cost of revenue	198,723	(13,540)	212,263	387,716	(26,844)	414,560
Gross profit	223,134	5,843	217,291	435,687	27,748	407,939
Operating expenses:
Selling, general and administrative	110,112	(1,270)	111,382	215,982	(2,381)	218,363
Research and development	292	—	292	632	—	632
Amortization of purchased intangible assets	13,899	—	13,899	27,537	—	27,537
Operating expenses	124,303	(1,270)	125,573	244,151	(2,381)	246,532
Operating income	98,831	7,113	91,718	191,536	30,129	161,407
Other income, net	7,784	—	7,784	7,845	—	7,845
Income before income taxes	106,615	7,113	99,502	199,381	30,129	169,252
Income tax expense (benefit)	1,804	2,158	(354)	12,597	3,917	8,680
Net income	104,811	4,955	99,856	186,784	26,212	160,572
Net income attributable to non-controlling interest in Premier LP	(62,631)	(3,213)	(59,418)	(117,744)	(16,586)	(101,158)
Adjustment of redeemable limited partners' capital to redemption amount	651,709	2,048	649,661	(56,484)	12,620	(69,104)
Net income (loss) attributable to stockholders	$693,889	$3,790	$690,099	$12,556	$22,246	$(9,690)

Weighted average shares outstanding:
Basic	59,876	59,876	59,876	56,548	56,548	56,548
Diluted	133,672	133,672	133,672	57,584	57,584	56,548

	Impact of change in accounting principle
	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Earnings (loss) per share attributable to stockholders:
Basic	$11.59	$0.06	$11.53	$0.22	$0.39	$(0.17)
Diluted	$0.69	$0.03	$0.66	$0.22	$0.39	$(0.17)

Condensed Consolidated Statement of Comprehensive Income

	Impact of change in accounting principle
	December 31, 2018			December 31, 2018
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Net income	$104,811	$4,955	$99,856	$186,784	$26,212	$160,572
Less: Comprehensive income attributable to non-controlling interest	(62,631)	(3,213)	(59,418)	(117,744)	(16,586)	(101,158)
Comprehensive income attributable to Premier, Inc.	$42,180	$1,742	$40,438	$69,040	$9,626	$59,414

Condensed Consolidated Statement of Cash Flows

	Impact of change in accounting principle
Six Months Ended December 31, 2018	As presented	Impact of new revenue standard	Previous revenue standard
Operating activities
Net income	$186,784	$26,212	$160,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,727	—	69,727
Equity in net income of unconsolidated affiliates	(4,134)	—	(4,134)
Deferred income taxes	2,643	(1,001)	3,644
Stock-based compensation	13,911	—	13,911
Gain on FFF put and call rights	(7,567)	—	(7,567)
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	(56,875)	(29,932)	(26,943)
Other assets	2,882	506	2,376
Inventories	(3,893)	—	(3,893)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	15,366	4,215	11,151
Long-term liabilities	(7,033)	—	(7,033)
Other operating activities	498	—	498
Net cash provided by operating activities	212,309	—	212,309
Net cash used in investing activities	(106,715)	—	(106,715)
Net cash used in financing activities	(147,396)	—	(147,396)
Net decrease in cash and cash equivalents	(41,802)	—	(41,802)
Cash and cash equivalents at beginning of year	152,386	—	152,386
Cash and cash equivalents at end of period	$110,584	$—	$110,584
(3) BUSINESS ACQUISITIONS
Acquisition of Stanson
Stanson Health, Inc. ("Stanson") is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow, providing real-time, patient-specific best practices at the point of care. On November 9, 2018, the Company, through its consolidated subsidiary PHSI, acquired 100% of the outstanding capital stock in Stanson through a reverse subsidiary merger transaction for $51.5 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $55.5 million. The acquisition was funded with available cash on hand.
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to December 31, 2019 and achievement of certain revenue milestones for the calendar year ended December 31, 2020. As of December 31, 2018, the fair value of the earn-out liability was $4.5 million (see Note 5 - Fair Value Measurements).
The Company has accounted for the Stanson acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to the intangible assets acquired was $23.6 million, primarily comprised of developed software technology. The purchase price allocation for the Stanson acquisition is preliminary and subject to changes in the fair value of working capital and valuation of the assets acquired and the liabilities assumed.
The Stanson acquisition resulted in the recognition of $36.7 million of goodwill (see Note 8 - Goodwill) attributable to the anticipated profitability of Stanson. The Stanson acquisition was considered a stock purchase for tax purposes and accordingly, the Company expects the goodwill to not be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Stanson as part of its Performance Services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended December 31,		Six Months Ended December 31,
	December 31, 2018	June 30, 2018	2018	2017	2018	2017
FFF	$95,790	$91,804	$1,366	$1,268	$3,987	$5,605
Bloodbuy	1,853	1,918	(40)	(31)	(65)	(65)
PharmaPoint	—	—	—	(107)	—	(158)
Other investments	446	331	118	127	212	127
Total investments	$98,089	$94,053	$1,444	$1,257	$4,134	$5,509
The Company, through its consolidated subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at December 31, 2018 and June 30, 2018. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 5 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 15% ownership interest in BloodSolutions, LLC ("Bloodbuy") through its ownership of Class B Membership Interests in Bloodbuy at December 31, 2018 and June 30, 2018. The Company accounts for its investment in Bloodbuy using the equity method of accounting as the Company has rights to appoint a Board member, and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of Class B Membership Interests in PharmaPoint at December 31, 2018 and June 30, 2018. During the year ended June 30, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash equivalents	$2,286	$2,286	$—	$—
FFF call right	431	—	—	431
Deferred compensation plan assets	43,981	43,981	—	—
Total assets	$46,698	$46,267	$—	$431
Earn-out liabilities	$4,548	—	—	4,548
FFF put right	34,295	—	—	34,295
Total liabilities	$38,843	$—	$—	$38,843

June 30, 2018
Cash equivalents	$62,684	$62,684	$—	$—
FFF call right	610	—	—	610
Deferred compensation plan assets	48,215	48,215	—	—
Total assets	$111,509	$110,899	$—	$610
FFF put right	$42,041	$—	$—	$42,041
Total liabilities	$42,041	$—	$—	$42,041
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($4.2 million and $3.6 million at December 31, 2018 and June 30, 2018, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF has a put right that requires the Company to purchase (i) up to 50% of its interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) all or a portion of its remaining interest in FFF 30 calendar days after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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

The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other expense in the accompanying Condensed Consolidated Statements of Income.
Earn-out liabilities
Earn-out liabilities were established in connection with acquisitions of Healthcare Insights, LLC on July 31, 2015, Inflow Health, LLC on October 1, 2015, Innovatix, LLC and Essensa Ventures, LLC, each on December 2, 2016 and Stanson on November 9, 2018. The earn-out liabilities were classified as Level 3 of the fair value hierarchy and their values were determined based on estimated future earnings and the probability of achieving them. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended December 31, 2018
FFF call right	$488	$—	$(57)	$431
Total Level 3 assets	$488	$—	$(57)	$431
Earn-out liabilities	$—	$4,548	$—	$4,548
FFF put right	45,200	—	10,905	34,295
Total Level 3 liabilities	$45,200	$4,548	$10,905	$38,843

Three Months Ended December 31, 2017
FFF call right	$4,593	$—	$(2,485)	$2,108
Total Level 3 assets	$4,593	$—	$(2,485)	$2,108
Earn-out liabilities	$21,675	$(18,500)	$383	$2,792
FFF put right	24,008	—	(13,102)	37,110
Total Level 3 liabilities	$45,683	$(18,500)	$(12,719)	$39,902

Six Months Ended December 31, 2018
FFF call right	$610	$—	$(179)	$431
Total Level 3 assets	$610	$—	$(179)	$431
Earn-out liabilities	$—	$4,548	$—	$4,548
FFF put right	42,041	—	7,746	34,295
Total Level 3 liabilities	$42,041	$4,548	$7,746	$38,843

Six Months Ended December 31, 2017
FFF call right	$4,655	$—	$(2,547)	$2,108
Total Level 3 assets	$4,655	$—	$(2,547)	$2,108
Earn-out liabilities	$21,310	$(18,500)	$18	$2,792
FFF put right	24,050	—	(13,060)	37,110
Total Level 3 liabilities	$45,360	$(18,500)	$(13,042)	$39,902
Non-Recurring Fair Value Measurements
During the six months ended December 31, 2018, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisition of Stanson were determined using the income approach (see Note 3 - Business Acquisitions).

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.6 million at both December 31, 2018 and June 30, 2018 based on assumed market interest rates of 4.0% and 3.6%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Condensed Consolidated Balance Sheets. The $208.3 million increase in contract assets from June 30, 2018 to December 31, 2018 was largely attributable to the establishment of $169.7 million in contract assets upon adoption of the New Revenue Standard of which $141.5 million was for Supply Chain Services and $28.2 million was for Performance Services. Subsequent to adoption of the New Revenue Standard, Supply Chain Services contract assets increased an additional $23.4 million, which represents changes in the Company's estimated revenue for which cash has not yet been collected associated with net administrative fees for the current period. Performance Services contract assets increased $15.2 million primarily due to the acceleration of revenue recognition from licensing and certain consulting services contracts which represents performance obligations that have been satisfied prior to customer invoicing. Performance Services contract assets also increased due to the timing of payments related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed.
The $51.2 million increase in revenue share obligation from June 30, 2018 to December 31, 2018 is largely a function of the aforementioned increases in contract assets and the underlying revenue share arrangements associated with the Company's GPO participation agreements.
Revenue recognized during the six months ended December 31, 2018 that was included in the opening balance of deferred revenue at June 30, 2018 was approximately $22.0 million, which is a result of satisfying performance obligations within the Performance Services segment.
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
Net revenue recognized during the three months ended December 31, 2018 from performance obligations that were satisfied or partially satisfied on or before September 30, 2018 was $6.4 million. This was driven primarily by $3.1 million associated with revised forecasts underlying contracts that include variable consideration components and $3.3 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period. Net revenue recognized during the six months ended December 31, 2018 from performance obligations that were satisfied or partially satisfied on or before June 30, 2018 was $8.9 million. This was driven primarily by $4.1 million associated with revised forecasts underlying contracts that include variable consideration components and $4.8 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $475.8 million. The Company expects to recognize approximately 50% of the remaining performance obligations over the next 12 months and an additional 25% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company is required to capitalize the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At December 31, 2018, the Company had $14.9 million in capitalized contract costs, including $9.1 million related to implementation costs and $5.8 million related to sales commissions.

The Company had $1.7 million and $3.5 million of related amortization expense for the three and six months ended December 31, 2018.
(7) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2018	June 30, 2018
Member relationships	14.7 years	$220,100	$220,100
Technology	5.9 years	164,217	142,317
Customer relationships	8.2 years	49,320	48,120
Trade names	8.3 years	22,910	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.8 years	9,030	8,710
Total intangible assets		499,370	475,750
Accumulated amortization		(181,171)	(153,635)
Intangible assets, net		$318,199	$322,115
The increase in total intangible assets was due to the acquisition of Stanson in November 2018 (see Note 3 - Business Acquisitions). Intangible asset amortization totaled $13.9 million and $13.8 million for the three months ended December 31, 2018 and 2017, respectively, and $27.5 million and $27.7 million for the six months ended December 31, 2018 and 2017, respectively.
(8) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2018	$400,348	$506,197	$906,545
Stanson	—	36,736	36,736
December 31, 2018	$400,348	$542,933	$943,281
The initial purchase price allocations for the Company's acquisition of Stanson is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. See Note 3 - Business Acquisitions for more information.
(9) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	December 31, 2018	June 30, 2018
Credit Facility	$1,000,000	November 9, 2023	$100,000	$100,000
Notes payable	—	Various	7,409	7,212
Total debt			107,409	107,212
Less: current portion			(102,302)	(100,250)
Total long-term debt			$5,107	$6,962

Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018. The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
The Credit Facility replaced our then existing Credit Facility dated June 24, 2014 and amended as of June 4, 2015 (the "Prior Loan Agreement"). The Prior Loan Agreement included a $750.0 million unsecured revolving credit facility and was scheduled to mature on June 24, 2019. At the time of its termination, outstanding borrowings, accrued interest and fees and expenses under the Prior Loan Agreement totaled approximately $100.7 million, which was repaid with cash on hand and borrowings under the new Credit Facility.
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At December 31, 2018, the interest rate for three-month Eurodollar Loans was 3.808% and the interest rate for Base Rate Loans was 5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2018, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2018.
The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $75.0 million, bankruptcy and other insolvency events, ERISA-related liabilities and judgment defaults in excess of $50.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had outstanding borrowings under the Credit Facility of $100.0 million at December 31, 2018.
Notes Payable
At December 31, 2018 and June 30, 2018, the Company had $7.4 million and $7.2 million in notes payable, respectively, consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $2.3 million and $0.2 million, respectively, were included in current portion of long-term debt and $5.1 million and $7.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.

(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 53% ownership of Premier LP through their ownership of Class B common units at December 31, 2018. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2018 and 2017, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $(56.5) million and $638.3 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.
The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2018 to December 31, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	853	—	853
Redemption of limited partners	—	(448)	(448)
Net income attributable to non-controlling interest in Premier LP	—	117,744	117,744
Distributions to limited partners	—	(29,281)	(29,281)
Exchange of Class B common units for Class A common stock by member owners	—	(471,880)	(471,880)
Adjustment of redeemable limited partners' capital to redemption amount	—	56,484	56,484
December 31, 2018	$(1,352)	$2,595,234	$2,593,882
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2018.
During the six months ended December 31, 2018, two limited partners withdrew from Premier LP. The limited partnership agreement provides Premier LP with an option to redeem former limited partners' Class B common units that are not eligible for exchange, upon payment of a specified redemption amount paid in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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

Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 23, 2018	$15,465
November 21, 2018	$14,993

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $14.3 million quarterly distribution on or before February 28, 2019. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at December 31, 2018.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's Audit and Compliance Committee. During the six months ended December 31, 2018, the Company recorded total reductions of $471.9 million to redeemable limited partners' capital to reflect the exchange of approximately 10.6 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2018	816,468	$30,536
October 31, 2018	9,807,651	441,344
Total	10,624,119	$471,880
(11) STOCKHOLDERS' DEFICIT
As of December 31, 2018, there were 61,286,582 shares of the Company's Class A common stock, par value $0.01 per share, and 69,484,147 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2018, the Company's Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion, and in accordance with applicable federal securities laws. As of December 31, 2018, the Company had purchased approximately 2.9 million shares of Class A common stock at an average price of $38.13 per share for a total purchase price of approximately $109.5 million. The repurchase authorization may be expanded, suspended, delayed or discontinued at any time at the discretion of the Company's Board of Directors.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2018	2017	2018	2018	2017
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$693,889	$690,099	$281,200	$12,556	$(9,690)	$617,630

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$693,889	$690,099	$281,200	$12,556	$(9,690)	$617,630
Adjustment of redeemable limited partners' capital to redemption amount	(651,709)	(649,661)	(317,916)	—	—	(638,340)
Net income attributable to non-controlling interest in Premier LP	62,631	59,418	56,485	—	—	101,095
Net income (loss)	104,811	99,856	19,769	12,556	(9,690)	80,385
Tax effect on Premier, Inc. net income (b)	(12,779)	(11,685)	(11,322)	—	—	(29,478)
Adjusted net income (loss)	$92,032	$88,171	$8,447	$12,556	$(9,690)	$50,907

Denominator for basic earnings (loss) per share:
Weighted average shares (c)	59,876	59,876	55,209	56,548	56,548	54,059

Denominator for diluted earnings (loss) per share:
Weighted average shares (c)	59,876	59,876	55,209	56,548	56,548	54,059
Effect of dilutive securities: (d)
Stock options	727	727	189	709	—	270
Restricted stock	278	278	261	327	—	283
Class B shares outstanding	72,791	72,791	83,578	—	—	85,029
Weighted average shares and assumed conversions	133,672	133,672	139,237	57,584	56,548	139,641

Basic earnings (loss) per share (e)	$11.59	$11.53	$5.09	$0.22	$(0.17)	$11.43
Diluted earnings (loss) per share (e)	$0.69	$0.66	$0.06	$0.22	$(0.17)	$0.36

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(c)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2018 and 2017.

(d)
For the three months ended December 31, 2018, the effect of 0.1 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

For the six months ended December 31, 2018, the effect of 0.1 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Under the New Revenue Standard, the effect of 76.3 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Under the Previous Revenue Standard, the effect of 76.3 million Class B common units exchangeable for Class A common shares and 1.0 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding due to the net loss attributable to stockholders sustained for the period and as including them would have an anti-dilutive effect for the period. Additionally, the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.
For the three and six months ended December 31, 2017, the effect of 2.2 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.5 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

(e)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings (loss) per share for the three months ended December 31, 2017 was previously stated at ($1.66) per share and has been corrected to $0.06 per share. Diluted earnings (loss) per share for the six months ended December 31, 2017 was previously stated at ($1.30) per share and has been corrected to $0.36 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2018	816,468	79,519,233	53,256,897	60%/40%
October 31, 2018	9,807,651	69,601,752	63,734,585	53%/47%
January 31, 2019 (c)	3,705,459	65,778,688	63,841,210	51%/49%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 11 - Stockholders' Deficit), equity incentive plan (see Note 13 - Stock-Based Compensation) and departed member owners (see Note 10 - Redeemable Limited Partners' Capital).

(c)
As the quarterly exchange occurred on January 31, 2019, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended December 31, 2018. The Company utilized 3,500,000 treasury shares to facilitate a portion of this exchange, and as a result had 322,090 Class A common shares held in treasury as of January 31, 2019, after the exchange.

(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. Pre-tax stock-based compensation expense was $7.7 million and $8.9 million for the three months ended December 31, 2018 and 2017, respectively, with a resulting deferred tax benefit of $1.9 million and $2.2 million, respectively. Pre-tax stock-based compensation expense was $13.9 million and $17.7 million for the six months ended December 31, 2018 and 2017, respectively, with a resulting deferred tax benefit of $3.4 million and $4.4 million, respectively. The deferred tax benefit was calculated at a rate of 25%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (see Note 14 - Income Taxes).

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2018, there were 6.6 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2018:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2018	605,873	$33.25	1,318,047	$33.00	3,499,251	$30.53
Granted	230,830	$44.13	589,011	$43.36	—	$—
Vested/exercised	(183,325)	$35.26	(359,751)	$35.43	(378,013)	$32.27
Forfeited	(23,497)	$34.23	(57,308)	$34.15	(38,906)	$32.56
Outstanding at December 31, 2018	629,881	$36.62	1,489,999	$36.46	3,082,332	$30.30

Stock options outstanding and exercisable at December 31, 2018					2,604,897	$29.91
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
Unrecognized stock-based compensation expense at December 31, 2018 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$13,629	2.24 years
Performance share awards	32,084	2.07 years
Stock options	4,070	1.44 years
Total unrecognized stock-based compensation expense	$49,783	2.06 years
The aggregate intrinsic value of stock options at December 31, 2018 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$19,400,127
Expected to vest	2,355,301
Total outstanding	$21,755,428

Exercised during the six months ended December 31, 2018	$4,141,405

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Six Months Ended December 31, 2017
Expected life (a)	6 years
Expected dividend (b)	—
Expected volatility (c)	29.92% - 32.26%
Risk-free interest rate (d)	1.89% - 2.14%
Weighted average option grant date fair value	$9.48 - $11.42

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
As a result of the TCJA that was enacted on December 22, 2017, the U.S. federal corporate income tax rate was reduced from 35% to 21%. In accordance with U.S. GAAP, the impact of changes in tax rates and tax laws is recognized as a component of income tax expense from continuing operations in the period of enactment. The Company has remeasured its deferred tax balances and recorded net provisional tax expense of $210.4 million in fiscal year 2018. During the first quarter of fiscal year 2019, the Company evaluated the impact of the TCJA with respect to the amendments to Section 162(m) based on the issuance of additional guidance by the Internal Revenue Service. The Company concluded no adjustment to its deferred tax balances is required. During the second quarter of fiscal year 2019, the Company further analyzed state tax conformity with respect to the net operating losses as amended by the TCJA, and as a result, recorded $0.5 million of tax benefit attributable to valuation allowance release. During the second quarter of fiscal year 2019, the Company completed its accounting for the income tax effects of the TCJA. To date, the Company has recorded $209.9 million in income tax expense associated with the enactment of the TCJA.
Income tax expense for the three months ended December 31, 2018 and 2017 was $1.8 million and $231.5 million, respectively, which reflects effective tax rates of 2% and 92%, respectively. Income tax expense for the six months ended December 31, 2018 and 2017 was $12.6 million and $244.3 million, respectively, which reflects effective tax rates of 6% and 75%, respectively. The decrease in effective tax rates is primarily attributable to the deferred tax remeasurement related to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21% during the six months ended December 31, 2017. The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes as well as reductions in valuation allowances associated with deferred tax assets at PHSI.
The Company's existing reserve for uncertain income tax positions decreased $12.2 million during the second quarter of fiscal year 2019, primarily due to the closing of certain audits.
Net deferred tax assets increased $82.7 million to $370.8 million at December 31, 2018 from $288.1 million at June 30, 2018. The current period balance was comprised of $389.6 million in deferred tax assets at Premier, Inc., offset by $18.8 million in deferred tax liabilities at PHSI and PSCI. The increase in net deferred tax assets from the prior period was largely driven by $101.2 million deferred tax assets generated by the member exchanges that occurred during the six months ended December 31, 2018, offset by $10.7 million in net reductions to deferred tax assets and liabilities in connection with the adoption and transition to the New Revenue Standard.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by

Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities increased $68.0 million to $323.1 million at December 31, 2018 from $255.1 million at June 30, 2018. The change in TRA liabilities was driven primarily by the $87.9 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2018, partially offset by $18.0 million in TRA payments to member owners during the six months ended December 31, 2018.
(15) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $1.4 million and $1.3 million for the three months ended December 31, 2018 and 2017, respectively, and $4.0 million and $5.6 million for the six months ended December 31, 2018 and 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.9 million as presented and $2.2 million under the Previous Revenue Standard during the three months ended December 31, 2018, and $2.3 million during the three months ended December 31, 2017 under the Previous Revenue Standard. Net administrative fees revenue recorded from purchases under those agreements was $4.2 million as presented and $3.8 million under the Previous Revenue Standard during the six months ended December 31, 2018, and $4.0 million during the six months ended December 31, 2017 under the Previous Revenue Standard.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.3 million and $1.4 million during the three months ended December 31, 2018 and 2017, respectively, and $2.6 million and $2.9 million during the six months ended December 31, 2018 and 2017. As of December 31, 2018 and June 30, 2018, $0.7 million and $0.9 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.
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
(17) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO, integrated pharmacy offerings and direct sourcing activities. The Performance Services segment provides technology and data analytics with wrap-around service offerings and includes the Company's informatics, collaborative, consulting services, government services and insurance services offerings. The Company disaggregates revenue into categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2018	2017	2018	2018	2017
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Net revenue:
Supply Chain Services
Net administrative fees	$165,695	$169,756	$159,343	$327,695	$316,572	$310,334
Other services and support	3,789	4,638	3,421	6,133	8,262	5,570
Services	169,484	174,394	162,764	333,828	324,834	315,904
Products	157,519	169,433	162,101	308,989	332,865	314,764
Total Supply Chain Services	327,003	343,827	324,865	642,817	657,699	630,668
Performance Services	94,854	85,727	86,533	180,586	164,800	171,294
Net revenue	$421,857	$429,554	$411,398	$823,403	$822,499	$801,962

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Depreciation and amortization expense (a):
Supply Chain Services	$5,450	$5,171	$11,069	$10,666
Performance Services	27,318	23,634	53,231	46,551
Corporate	2,814	2,322	5,427	4,315
Total depreciation and amortization expense	$35,582	$31,127	$69,727	$61,532

Capital expenditures:
Supply Chain Services	$521	$541	$1,016	$848
Performance Services	19,457	19,742	38,830	33,291
Corporate	2,250	1,692	7,443	4,483
Total capital expenditures	$22,228	$21,975	$47,289	$38,622

	December 31, 2018	December 31, 2018	June 30, 2018
Total assets:	As presented	Previous revenue standard (b)	Previous revenue standard
Supply Chain Services	$1,179,678	$1,025,300	$991,837
Performance Services	974,735	917,986	860,409
Corporate	490,438	497,910	459,970
Total assets	$2,644,851	$2,441,196	$2,312,216

(a)	Includes amortization of purchased intangible assets.

(b)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
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
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2018	2017	2018	2018	2017
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Income before income taxes	$106,615	$99,502	$251,277	$199,381	$169,252	$324,657
Equity in net income of unconsolidated affiliates (b)	(1,444)	(1,444)	(1,257)	(4,134)	(4,134)	(5,509)
Interest and investment loss, net (c)	859	859	1,508	1,547	1,547	3,003
Loss on disposal of long-lived assets	—	—	400	—	—	1,720
Other (income) expense	(7,199)	(7,199)	13,356	(5,258)	(5,258)	11,893
Operating income	98,831	91,718	265,284	191,536	161,407	335,764
Depreciation and amortization	21,683	21,683	17,310	42,190	42,190	33,817
Amortization of purchased intangible assets	13,899	13,899	13,817	27,537	27,537	27,715
Stock-based compensation (d)	7,800	7,800	8,951	14,137	14,137	17,908
Acquisition related expenses (e)	1,354	1,354	1,674	1,763	1,763	4,773
Remeasurement of tax receivable agreement liabilities	—		(177,174)	—		(177,174)
ERP implementation expenses (f)	61	61	156	387	387	491
Equity in net income of unconsolidated affiliates (b)	1,444	1,444	1,257	4,134	4,134	5,509
Deferred compensation plan (income) expense (g)	(4,235)	(4,235)	1,577	(2,899)	(2,899)	3,116
Other expense, net	1,160	1,160	690	1,833	1,833	794
Non-GAAP Adjusted EBITDA	$141,997	$134,884	$133,542	$280,618	$250,489	$252,713

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services	$134,079	$137,309	$132,045	$269,482	$257,113	$257,665
Performance Services	37,100	26,757	27,929	67,675	49,915	49,150
Corporate	(29,182)	(29,182)	(26,432)	(56,539)	(56,539)	(54,102)
Non-GAAP Adjusted EBITDA	$141,997	$134,884	$133,542	$280,618	$250,489	$252,713

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Refer to Note 4 - Investments for further information.

(c)	Represents interest expense, net and realized gains and losses on our marketable securities.

(d)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended December 31, 2018 and 2017 and $0.2 million during both of the six months ended December 31, 2018 and 2017.

(e)	Includes legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities.

(f)	Represents implementation and other costs associated with the implementation of our enterprise resource planning ("ERP") system.

(g)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

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
As of December 31, 2018, we were controlled by 160 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of December 31, 2018, the outstanding Class A common stock and Class B common stock represented approximately 47% and 53%, respectively, of our combined outstanding Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2018	2017	2018	2018	2017
	New Revenue Standard (a)	Previous Revenue Standard		New Revenue Standard (a)	Previous Revenue Standard
Net revenue	$421,857	$429,554	$411,398	$823,403	$822,499	$801,962
Net income	$104,811	$99,856	$19,769	$186,784	$160,572	$80,385
Non-GAAP Adjusted EBITDA	$141,997	$134,884	$133,542	$280,618	$250,489	$252,713

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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute (or alternate site) providers and other non-healthcare organizations, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue grew from $324.9 million for the three months ended December 31, 2017 to $327.0 million for the three months ended December 31, 2018, and accounted for 78% of our overall net revenue for the three months ended December 31, 2018. Supply Chain Services net revenue grew from $630.7 million for the six months ended December 31, 2017 to $642.8 million for the six months ended December 31, 2018, and accounted for 78% of our overall net revenue for the six months ended December 31, 2018.We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
The Performance Services segment, through its development, integration and delivery of technology and data analytics with wrap-around service offerings, includes one of the largest informatics and consulting businesses in the United States focused on healthcare providers. More specifically, our software as a service ("SaaS") informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, we also combine our consulting services and performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes our government services and insurance management services. Performance Services net revenue grew from $86.5 million for the three months ended December 31, 2017 to $94.9 million for the three months ended December 31, 2018, and accounted for 22% of our overall net revenue for the three months ended December 31, 2018. Performance Services net revenue grew from $171.3 million for the six months ended December 31, 2017 to $180.6 million for the six months ended December 31, 2018, and accounted for 22% of our overall net revenue for the six months ended December 31, 2018.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact the number of uninsured or level of bad debt for providers, intense cost pressure, payment reform, provider and supplier consolidation, vertical integration between payors, providers, and other organizations, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment. Moreover, healthcare providers will need to measure and report on and bear financial risk for outcomes. We believe these trends will result in increased demand for our comprehensive and integrated Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety and value-based care. There are, however, uncertainties and risks that may affect the actual impact of these anticipated trends or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"). Other income, net, also includes interest income and expense, gains and losses on the FFF put and call rights (see Note 5 - Fair Value Measurements), realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 14 - Income Taxes.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 13 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 14 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Condensed Consolidated Statements of Income) of Premier, Inc., PHSI and PSCI, divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. Prior to the enactment of the Tax Cuts and Jobs Act ("TCJA"), the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. Effective as of January 1, 2018, we adjusted our fully distributed tax rate to 26% to determine our Non-GAAP Adjusted Fully Distributed Net Income.
Net Income Attributable to Non-Controlling Interest
As of December 31, 2018, we owned an approximate 47% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was approximately 53% and 60% as of December 31, 2018 and June 30, 2018, respectively (see Note 10 - Redeemable Limited Partners' Capital).
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

We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income tax expense, (ii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount (iii) excluding the effect of non-recurring and non-cash items, (iv) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (v) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 12 - Earnings (Loss) Per Share).
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both of the three months ended December 31, 2018 and 2017 and $0.2 million for both of the six months ended December 31, 2018 and 2017 (see Note 13 - Stock-Based Compensation).
Acquisition related expenses
Acquisition related expenses include legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities.
Gain or loss on FFF put and call rights
See Note 5 - Fair Value Measurements.
Results of Operations
We adopted the New Revenue Standard effective for the fiscal year beginning July 1, 2018. The prior year information has not been adjusted and continues to be reported under the Previous Revenue Standard. As result, our results of operations under the New Revenue Standard are not indicative of what our results of operations were under the Previous Revenue Standard. However, for informational purposes, we have also included current period results under the Previous Revenue Standard. Refer to Note 2 - Significant Accounting Policies for further information on the impact of the New Revenue Standard on our condensed consolidated financial statements, which is incorporated herein by reference.
Results of Operations for the Three Months Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended December 31,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$165,695	40%	$169,756	40%	$159,343	39%
Other services and support	98,643	23%	90,365	21%	89,953	22%
Services	264,338	63%	260,121	61%	249,296	61%
Products	157,519	37%	169,433	39%	162,102	39%
Net revenue	421,857	100%	429,554	100%	411,398	100%
Cost of revenue:
Services	43,189	11%	45,802	10%	47,255	12%
Products	155,534	37%	166,461	39%	153,272	37%
Cost of revenue	198,723	48%	212,263	49%	200,527	49%
Gross profit	223,134	52%	217,291	51%	210,871	51%

	Three Months Ended December 31,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—%	—	—%	177,174	43%
Other operating income	—	—%	—	—%	177,174	43%
Operating expenses:
Selling, general and administrative	110,112	26%	111,382	26%	108,620	26%
Research and development	292	—%	292	—%	324	—%
Amortization of purchased intangible assets	13,899	3%	13,899	3%	13,817	3%
Operating expenses	124,303	29%	125,573	29%	122,761	30%
Operating income	98,831	23%	91,718	22%	265,284	64%
Other income (expense), net	7,784	2%	7,784	2%	(14,007)	(3)%
Income before income taxes	106,615	25%	99,502	23%	251,277	61%
Income tax expense (benefit)	1,804	—%	(354)	—%	231,508	56%
Net income	104,811	25%	99,856	23%	19,769	5%
Net income attributable to non-controlling interest in Premier LP	(62,631)	(15)%	(59,418)	(14)%	(56,485)	(14)%
Adjustment of redeemable limited partners' capital to redemption amount	651,709	nm	649,661	nm	317,916	nm
Net income attributable to stockholders	$693,889	nm	$690,099	nm	$281,200	nm

Weighted average shares outstanding:
Basic	59,876		59,876		55,209
Diluted	133,672		133,672		139,237

Earnings per share attributable to stockholders:
Basic	$11.59		$11.53		$5.09
Diluted (a)	$0.69		$0.66		$0.06
nm = Not meaningful

(a)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings (loss) per share for the three months ended December 31, 2017 was previously stated at ($1.66) per share and has been corrected to $0.06 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

The following table provides certain Non-GAAP financial measures for the three months ended December 31, 2018 and 2017 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$141,997	34%	$134,884	31%	$133,542	32%
Non-GAAP Adjusted Fully Distributed Net Income	$88,397	21%	$83,133	19%	$69,982	17%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.66		$0.62		$0.50
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income	$104,811	$99,856	$19,769
Interest and investment loss, net	859	859	1,508
Income tax expense (benefit)	1,804	(354)	231,508
Depreciation and amortization	21,683	21,683	17,310
Amortization of purchased intangible assets	13,899	13,899	13,817
EBITDA	143,056	135,943	283,912
Stock-based compensation	7,800	7,800	8,951
Acquisition related expenses	1,354	1,354	1,674
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	61	61	156
Loss on disposal of long-lived assets	—	—	400
(Gain) loss on FFF put and call rights	(10,850)	(10,850)	15,587
Other expense	576	576	36
Adjusted EBITDA	$141,997	$134,884	$133,542

Income before income taxes	$106,615	$99,502	$251,277
Equity in net income of unconsolidated affiliates	(1,444)	(1,444)	(1,257)
Interest and investment loss, net	859	859	1,508
Loss on disposal of long-lived assets	—	—	400
Other (income) expense	(7,199)	(7,199)	13,356
Operating income	98,831	91,718	265,284
Depreciation and amortization	21,683	21,683	17,310
Amortization of purchased intangible assets	13,899	13,899	13,817
Stock-based compensation	7,800	7,800	8,951
Acquisition related expenses	1,354	1,354	1,674

	Three Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	61	61	156
Equity in net income of unconsolidated affiliates	1,444	1,444	1,257
Deferred compensation plan (income) expense	(4,235)	(4,235)	1,577
Other expense, net	1,160	1,160	690
Adjusted EBITDA	$141,997	$134,884	$133,542

Segment Adjusted EBITDA:
Supply Chain Services	$134,079	$137,309	$132,045
Performance Services	37,100	26,757	27,929
Corporate	(29,182)	(29,182)	(26,432)
Adjusted EBITDA	$141,997	$134,884	$133,542

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

	Three Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income attributable to stockholders	$693,889	$690,099	$281,200
Adjustment of redeemable limited partners' capital to redemption amount	(651,709)	(649,661)	(317,916)
Net income attributable to non-controlling interest in Premier LP	62,631	59,418	56,485
Income tax expense (benefit)	1,804	(354)	231,508
Amortization of purchased intangible assets	13,899	13,899	13,817
Stock-based compensation	7,800	7,800	8,951
Acquisition related expenses	1,354	1,354	1,674
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	61	61	156
Loss on disposal of long-lived assets	—	—	400
(Gain) loss on FFF put and call rights	(10,850)	(10,850)	15,587
Other expense	576	576	36
Non-GAAP adjusted fully distributed income before income taxes	119,455	112,342	114,724
Income tax expense on fully distributed income before income taxes (a)	31,058	29,209	44,742
Non-GAAP Adjusted Fully Distributed Net Income	$88,397	$83,133	$69,982

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	59,876	59,876	55,209
Potentially dilutive shares	1,005	1,005	450
Conversion of Class B common units	72,791	72,791	83,578
Weighted average fully distributed shares outstanding - diluted	133,672	133,672	139,237

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended December 31, 2018 and 2017, respectively.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Earnings per share attributable to stockholders	$11.59	$11.53	$5.09
Adjustment of redeemable limited partners' capital to redemption amount	(10.88)	(10.85)	(5.76)
Net income attributable to non-controlling interest in Premier LP	1.05	0.99	1.02
Income tax expense (benefit)	0.03	(0.01)	4.19
Amortization of purchased intangible assets	0.23	0.23	0.25
Stock-based compensation	0.13	0.13	0.16
Acquisition related expenses	0.02	0.02	0.03
Remeasurement of tax receivable agreement liabilities	—	—	(3.21)
Loss on disposal of long-lived assets	—	—	0.01
(Gain) loss on FFF put and call rights	(0.18)	(0.18)	0.28
Other expense	0.01	0.01	—
Impact of corporation taxes (a)	(0.52)	(0.49)	(0.80)
Impact of dilutive shares (b)	(0.82)	(0.76)	(0.76)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.66	$0.62	$0.50

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended December 31, 2018 and 2017, respectively.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended December 31, 2018 to 2017
Net Revenue
Net revenue increased $10.5 million to $421.9 million for the three months ended December 31, 2018 from $411.4 million for the three months ended December 31, 2017.
Net administrative fees revenue increased $6.4 million, or 4%, to $165.7 million for the three months ended December 31, 2018 from $159.3 million for the three months ended December 31, 2017. Net administrative fees recognized in the three months ended December 31, 2018 under the Previous Revenue Standard totaled $169.8 million. Growth in net administrative fees revenue was primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Other services and support revenue increased $8.6 million, or 10%, to $98.6 million for the three months ended December 31, 2018 from $90.0 million for the three months ended December 31, 2017. This revenue growth was primarily driven by growth in customer engagements in applied sciences and analytics services. In addition, cost management consulting services revenue increased as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Product revenue decreased $4.6 million, or 3%, to $157.5 million for the three months ended December 31, 2018 from $162.1 million for the three months ended December 31, 2017. Growth in oncology and respiratory-related drug revenue was primarily offset by the $11.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue decreased $1.8 million, or 1%, to $198.7 million for the three months ended December 31, 2018 from $200.5 million for the three months ended December 31, 2017.
Cost of services revenue decreased $4.1 million, or 9%, from the three months ended December 31, 2017 to 2018, primarily driven by the impact of the New Revenue Standard on the recognition of certain consulting costs which were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard. In addition, salaries and benefits expenses decreased due to lower headcount. These decreases were offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $2.2 million, or 1%, from the three months ended December 31, 2017 to 2018, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Other Operating Income
Other operating income decreased $177.2 million from the three months ended December 31, 2017 to 2018 as a result of the remeasurement of TRA liabilities in the prior year, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA.
Operating Expenses
Operating expenses increased $1.5 million to $124.3 million for the three months ended December 31, 2018 from $122.8 million for the three months ended December 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses increased $1.5 million from the three months ended December 31, 2017 to 2018. Expenses increased due to information technology purchases, increased amortization of internally-developed software, and expenses related to the Stanson acquisition, offset by a reduction in deferred compensation plan expense.
Research and Development
Research and development expenses remained flat from the three months ended December 31, 2017 to 2018. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained flat, increasing $0.1 million from the three months ended December 31, 2017 to 2018. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income (Expense), Net
Other income (expense), net increased $21.8 million to $7.8 million for the three months ended December 31, 2018 from $(14.0) million for the three months ended December 31, 2017, primarily driven by the gain on the FFF put and call rights in the current period compared to a loss in the prior period (see Note 5 - Fair Value Measurements), partially offset by a loss on deferred compensation plan assets in the current period compared to income in the prior period.

Income Tax Expense
For the three months ended December 31, 2018 and 2017, we recorded tax expense of $1.8 million and $231.5 million, respectively, which equates to effective tax rates of 2% and 92%, respectively. The decrease in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and reductions in valuation allowances against deferred tax assets at PHSI. See Note 14 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $6.1 million, or 11%, to $62.6 million for the three months ended December 31, 2018 from $56.5 million for the three months ended December 31, 2017, primarily attributable to an increase in income of Premier LP offset by a decrease in non-controlling ownership percentage in Premier LP to 53% from 60%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $8.5 million, or 6%, to $142.0 million for the three months ended December 31, 2018 from $133.5 million for the three months ended December 31, 2017 primarily as a result of increased other services and support revenue and growth in net administrative fees revenue. These increases were partially offset by decreases in cost of services revenue, reimbursement compression in specialty pharmacy, an increase in product related costs in direct sourcing, and increases in expenses related to the Stanson acquisition and information technology purchases.

Supply Chain Services - Comparison of the Three Months Ended December 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2018	2017
Supply Chain Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$165,695	$169,756	$159,343
Other services and support	3,789	4,638	3,421
Services	169,484	174,394	162,764
Products	157,519	169,433	162,101
Net revenue	327,003	343,827	324,865
Cost of revenue:
Services	100	1,823	1,023
Products	155,534	166,461	153,272
Cost of revenue	155,634	168,284	154,295
Gross profit	171,369	175,543	170,570
Operating expenses:
Selling, general and administrative	40,343	41,287	42,185
Amortization of purchased intangible assets	5,041	5,041	4,976
Operating expenses	45,384	46,328	47,161
Operating income	$125,985	$129,215	$123,409
Depreciation and amortization	410	410	195
Amortization of purchased intangible assets	5,041	5,041	4,976
Acquisition related expenses	777	777	2,320
Equity in net income of unconsolidated affiliates	1,325	1,325	1,130
Other expense	541	541	15
Non-GAAP Segment Adjusted EBITDA	$134,079	$137,309	$132,045
Net Revenue
Supply Chain Services segment net revenue increased $2.1 million to $327.0 million for the three months ended December 31, 2018 from $324.9 million for the three months ended December 31, 2017.
Net administrative fees revenue increased $6.4 million, or 4%, to $165.7 million for the three months ended December 31, 2018 from $159.3 million for the three months ended December 31, 2017. Net administrative fees recognized in the three months ended December 31, 2018 under the Previous Revenue Standard totaled $169.8 million. Growth in net administrative fees revenue was primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Product revenue decreased $4.6 million, or 3%, to $157.5 million for the three months ended December 31, 2018 from $162.1 million for the three months ended December 31, 2017. Growth in oncology and respiratory-related drug revenue was primarily offset by the $11.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $1.3 million to $155.6 million for the three months ended December 31, 2018 from $154.3 million for the three months ended December 31, 2017.
Cost of product revenue increased $2.2 million, or 1%, from the three months ended December 31, 2017 to 2018. Growth in revenues associated with our integrated pharmacy business and direct sourcing sales resulted in increased cost of product revenue, partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Supply Chain Services segment operating expenses decreased $1.8 million, or 4%, to $45.4 million for the three months ended December 31, 2018 from $47.2 million for the three months ended December 31, 2017.
Selling, general and administrative expenses decreased $1.9 million, or 5%, from the three months ended December 31, 2017 to 2018 primarily driven by the impact of costs incurred in the prior year associated with the acquisition of Innovatix, LLC, along with decreased general overhead expenses in the current year.
Amortization of purchased intangible assets remained flat at $5.0 million for both the three months ended December 31, 2018 and 2017.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $2.1 million to $134.1 million for the three months ended December 31, 2018 from $132.0 million for the three months ended December 31, 2017. Growth in net administrative fees revenue and decreased selling, general and administrative expenses were offset by increased reimbursement compression in specialty pharmacy.

Performance Services - Comparison of the Three Months Ended December 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2018	2017
Performance Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Other services and support	$94,854	$85,727	$86,533
Net revenue	94,854	85,727	86,533
Cost of revenue:
Services	43,089	43,979	46,233
Cost of revenue	43,089	43,979	46,233
Gross profit	51,765	41,748	40,300
Operating expenses:
Selling, general and administrative	33,563	33,889	26,397
Research and development	292	292	335
Amortization of purchased intangible assets	8,858	8,858	8,841
Operating expenses	42,713	43,039	35,573
Operating income (loss)	$9,052	$(1,291)	$4,727
Depreciation and amortization	18,459	18,459	14,793
Amortization of purchased intangible assets	8,858	8,858	8,841
Acquisition related expenses	577	577	(646)
Equity in net income of unconsolidated affiliates	119	119	127
Other expense	35	35	87
Non-GAAP Segment Adjusted EBITDA	$37,100	$26,757	$27,929
Net Revenue
Other services and support revenue increased $8.4 million, or 10%, to $94.9 million for the three months ended December 31, 2018 from $86.5 million for the three months ended December 31, 2017. This increase was primarily driven by increased cost management consulting services revenue as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard . In addition, revenue growth was driven by growth in customer engagements in applied sciences and analytics services. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased $3.1 million, or 7%, to $43.1 million for the three months ended December 31, 2018 from $46.2 million for the three months ended December 31, 2017 primarily driven by a decrease in salaries and benefits due to lower headcount. In addition, cost of revenue decreased due to the impact of the New Revenue Standard on the recognition of certain consulting costs which were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. These decreases were offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses increased $7.1 million, or 20%, to $42.7 million for the three months ended December 31, 2018 from $35.6 million for the three months ended December 31, 2017.

Selling, general and administrative expenses increased $7.2 million, or 27%, from the three months ended December 31, 2017 to 2018, driven by increases in salaries and benefits, amortization of internally-developed software, and expenses associated with the Stanson acquisition.
Amortization of purchased intangible assets remained flat from the three months ended December 31, 2017 to 2018.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $9.2 million to $37.1 million for the three months ended December 31, 2018 from $27.9 million for the three months ended December 31, 2017. This increase is primarily a result of increased other services and support revenue offset by increases in selling, general and administrative expenses.
Corporate - Comparison of the Three Months Ended December 31, 2018 to 2017
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,
Corporate	2018	2017
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$177,174
Other operating income	—	177,174
Operating expenses:
Selling, general and administrative	$36,206	$40,038
Research and development	—	(10)
Operating expenses	36,206	40,028
Operating (loss) income	$(36,206)	$137,146
Depreciation and amortization	2,814	2,323
Stock-based compensation	7,800	8,951
Remeasurement of tax receivable agreement liabilities	—	(177,174)
ERP implementation expenses	61	156
Deferred compensation plan (income) expense	(4,235)	1,577
Other income	584	589
Non-GAAP Adjusted EBITDA	$(29,182)	$(26,432)
Other Operating Income
Other operating income decreased $177.2 million from the three months ended December 31, 2017 to 2018 as a result of the remeasurement of TRA liabilities, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities.
Operating Expenses
Corporate operating expenses decreased $3.8 million, or 9%, to $36.2 million for the three months ended December 31, 2018 from $40.0 million for the three months ended December 31, 2017.
Selling, general and administrative expenses decreased $3.8 million, or 9%, from the three months ended December 31, 2017 to 2018 primarily due to a reduction in deferred compensation plan expense and a decrease in stock-based compensation expense associated with anticipated achievement of certain performance targets, partially offset by increased information technology purchases.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased $2.8 million, or 11%, from the three months ended December 31, 2017 to 2018 primarily due to increased information technology purchases.

Results of Operations for the Six Months Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the six months ended December 31, 2018 and 2017 (in thousands, except per share data):

	Six Months Ended December 31,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$327,695	40%	$316,572	38%	$310,334	39%
Other services and support	186,719	22%	173,062	21%	176,864	22%
Services	514,414	62%	489,634	60%	487,198	61%
Products	308,989	38%	332,865	40%	314,764	39%
Net revenue	823,403	100%	822,499	100%	801,962	100%
Cost of revenue:
Services	86,561	11%	91,107	11%	94,191	12%
Products	301,155	37%	323,453	39%	297,712	37%
Cost of revenue	387,716	47%	414,560	50%	391,903	49%
Gross profit	435,687	53%	407,939	50%	410,059	51%
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—%	—	—%	177,174	22%
Other operating income	—	—%	—	—%	177,174	22%
Operating expenses:
Selling, general and administrative	215,982	26%	218,363	27%	222,941	28%
Research and development	632	—%	632	—%	813	—%
Amortization of purchased intangible assets	27,537	3%	27,537	3%	27,715	3%
Operating expenses	244,151	30%	246,532	30%	251,469	31%
Operating income	191,536	23%	161,407	20%	335,764	42%
Other income (expense), net	7,845	1%	7,845	1%	(11,107)	(1)%
Income before income taxes	199,381	24%	169,252	21%	324,657	40%
Income tax expense	12,597	2%	8,680	1%	244,272	30%
Net income	186,784	23%	160,572	20%	80,385	10%
Net income attributable to non-controlling interest in Premier LP	(117,744)	(14)%	(101,158)	(12)%	(101,095)	(13)%
Adjustment of redeemable limited partners' capital to redemption amount	(56,484)	nm	(69,104)	nm	638,340	nm
Net income (loss) attributable to stockholders	$12,556	nm	$(9,690)	nm	$617,630	nm

Weighted average shares outstanding:
Basic	56,548		56,548		54,059
Diluted	57,584		56,548		139,641

Earnings (loss) per share attributable to stockholders:
Basic	$0.22		$(0.17)		$11.43
Diluted (a)	$0.22		$(0.17)		$0.36
nm = Not meaningful

(a)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings (loss) per share for the six months ended December 31, 2017 was previously stated at ($1.30) per share and has been corrected to $0.36 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

The following table provides certain Non-GAAP financial measures for the six months ended December 31, 2018 and 2017 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Six Months Ended December 31,
	2018		2018		2017
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$280,618	34%	$250,489	30%	$252,713	32%
Non-GAAP Adjusted Fully Distributed Net Income	$175,292	21%	$152,996	19%	$131,695	16%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$1.31		$1.14		$0.94
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Six Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income	$186,784	$160,572	$80,385
Interest and investment loss, net	1,547	1,547	3,003
Income tax expense	12,597	8,680	244,272
Depreciation and amortization	42,190	42,190	33,817
Amortization of purchased intangible assets	27,537	27,537	27,715
EBITDA	270,655	240,526	389,192
Stock-based compensation	14,137	14,137	17,908
Acquisition related expenses	1,764	1,764	4,773
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	387	387	491
Loss on disposal of long-lived assets	—	—	1,720
(Gain) loss on FFF put and call rights	(7,567)	(7,567)	15,607
Other expense	1,242	1,242	196
Adjusted EBITDA	$280,618	$250,489	$252,713

Income before income taxes	$199,381	$169,252	$324,657
Equity in net income of unconsolidated affiliates	(4,134)	(4,134)	(5,509)
Interest and investment loss, net	1,547	1,547	3,003
Loss on disposal of long-lived assets	—	—	1,720
Other (income) expense	(5,258)	(5,258)	11,893
Operating income	191,536	161,407	335,764
Depreciation and amortization	42,190	42,190	33,817

	Six Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Amortization of purchased intangible assets	27,537	27,537	27,715
Stock-based compensation	14,137	14,137	17,908
Acquisition related expenses	1,763	1,763	4,773
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	387	387	491
Equity in net income of unconsolidated affiliates	4,134	4,134	5,509
Deferred compensation plan (income) expense	(2,899)	(2,899)	3,116
Other expense, net	1,833	1,833	794
Adjusted EBITDA	$280,618	$250,489	$252,713

Segment Adjusted EBITDA:
Supply Chain Services	$269,482	$257,113	$257,665
Performance Services	67,675	49,915	49,150
Corporate	(56,539)	(56,539)	(54,102)
Adjusted EBITDA	$280,618	$250,489	$252,713

The following table provides the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the six months ended December 31, 2018 and 2017 (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Six Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Net income (loss) attributable to stockholders	$12,556	$(9,690)	$617,630
Adjustment of redeemable limited partners' capital to redemption amount	56,484	69,104	(638,340)
Net income attributable to non-controlling interest in Premier LP	117,744	101,158	101,095
Income tax expense	12,597	8,680	244,272
Amortization of purchased intangible assets	27,537	27,537	27,715
Stock-based compensation	14,137	14,137	17,908
Acquisition related expenses	1,764	1,764	4,773
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	387	387	491
Loss on disposal of long-lived assets	—	—	1,720
(Gain) loss on FFF put and call rights	(7,567)	(7,567)	15,607
Other expense	1,242	1,242	196
Non-GAAP adjusted fully distributed income before income taxes	236,881	206,752	215,893
Income tax expense on fully distributed income before income taxes (a)	61,589	53,756	84,198
Non-GAAP Adjusted Fully Distributed Net Income	$175,292	$152,996	$131,695

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings (loss) per share	56,548	56,548	54,059
Potentially dilutive shares	1,036	1,036	553
Conversion of Class B common units	76,293	76,293	85,029
Weighted average fully distributed shares outstanding - diluted	133,877	133,877	139,641

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended December 31, 2018 and 2017, respectively.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the six months ended December 31, 2018 and 2017. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Six Months Ended December 31,
	2018	2018	2017
	As presented	Previous revenue standard	Previous revenue standard
Earnings (loss) per share attributable to stockholders	$0.22	$(0.17)	$11.43
Adjustment of redeemable limited partners' capital to redemption amount	1.00	1.22	(11.81)
Net income attributable to non-controlling interest in Premier LP	2.08	1.79	1.87
Income tax expense	0.22	0.15	4.52
Amortization of purchased intangible assets	0.49	0.49	0.51
Stock-based compensation	0.25	0.25	0.33
Acquisition related expenses	0.03	0.03	0.09
Remeasurement of tax receivable agreement liabilities	—	—	(3.28)
ERP implementation expenses	0.01	0.01	0.01
Loss on disposal of long-lived assets	—	—	0.03
(Gain) loss on FFF put and call rights	(0.13)	(0.13)	0.29
Other expense	0.02	0.02	—
Impact of corporation taxes (a)	(1.09)	(0.95)	(1.56)
Impact of dilutive shares (b)	(1.79)	(1.57)	(1.49)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$1.31	$1.14	$0.94

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 39% of Non-GAAP adjusted fully distributed income before income taxes for the three months ended December 31, 2018 and 2017, respectively.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Six Months Ended December 31, 2018 to 2017
Net Revenue
Net revenue increased $21.4 million to $823.4 million for the six months ended December 31, 2018 from $802.0 million for the six months ended December 31, 2017.
Net administrative fees revenue increased $17.4 million, or 6%, to $327.7 million for the six months ended December 31, 2018 from $310.3 million for the six months ended December 31, 2017 primarily due to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the six months ended December 31, 2018 under the Previous Revenue Standard increased $6.3 million, or 2%, to $316.6 million. The increase was primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio, partially offset by higher recoveries in the prior year. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Other services and support revenue increased $9.8 million, or 6%, to $186.7 million for the six months ended December 31, 2018 from $176.9 million for the six months ended December 31, 2017. This revenue growth was primarily driven by applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Product revenue decreased $5.8 million, or 2%, to $309.0 million for the six months ended December 31, 2018 from $314.8 million for the six months ended December 31, 2017. Growth in oncology and respiratory-related drug revenue was primarily offset by the $23.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue decreased $4.2 million, or 1% to $387.7 million for the six months ended December 31, 2018 from $391.9 million for the six months ended December 31, 2017.
Cost of services revenue decreased $7.6 million, or 8%, from the six months ended December 31, 2017 to 2018, primarily driven by a decrease in salaries and benefits due to headcount reductions and the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are not recognized on a net basis under the New Revenue Standard. These decreases were partially offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $3.5 million, or 1%, from the six months ended December 31, 2017 to 2018, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Other Operating Income
Other operating income decreased $177.2 million from the six months ended December 31, 2017 to 2018 as a result of the remeasurement of TRA liabilities in the prior year, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA.
Operating Expenses
Operating expenses decreased $7.3 million to $244.2 million for the six months ended December 31, 2018 from $251.5 million for the six months ended December 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses decreased $6.9 million from the six months ended December 31, 2017 to 2018 primarily due to a reduction in deferred compensation plan expense and the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue. These decreases were partially offset by increased amortization of internally-developed software applications, higher bad debt expense in the current year, expenses related to the Stanson acquisition and increased information technology purchases.
Research and Development
Research and development expenses decreased $0.2 million from the six months ended December 31, 2017 to 2018. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained flat, decreasing $0.2 million from the six months ended December 31, 2017 to 2018. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.

Other Income (Expense), Net
Other income (expense), net decreased $18.9 million to $7.8 million for the six months ended December 31, 2018 from $(11.1) million for the six months ended December 31, 2017, primarily driven by the gain on the FFF put and call rights in the current period compared to a loss in the prior period (see Note 5 - Fair Value Measurements), partially offset by a loss on deferred compensation plan assets in the current period compared to income in the prior period.
Income Tax Expense
For the six months ended December 31, 2018 and 2017, we recorded tax expense of $12.6 million and $244.3 million, respectively, which equates to effective tax rates of 6% and 75%, respectively. The decrease in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and reductions in valuation allowances against deferred tax assets at PHSI. See Note 14 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $16.6 million, or 16.4%, to $117.7 million for the six months ended December 31, 2018 from $101.1 million for the six months ended December 31, 2017, primarily attributable to an increase in income of Premier LP offset by a decrease in non-controlling ownership percentage in Premier LP to 53% from 60%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $27.9 million, or 11%, to $280.6 million for the six months ended December 31, 2018 from $252.7 million for the six months ended December 31, 2017, primarily as a result of increased other services and support revenue, growth in net administrative fees revenue and decreases in cost of services revenue. These increases were partially offset by reimbursement compression in specialty pharmacy and an increase in product related costs in direct sourcing.

Supply Chain Services - Comparison of the Six Months Ended December 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31, 2018
	2018	2018	2017
Supply Chain Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$327,695	$316,572	$310,334
Other services and support	6,133	8,262	5,570
Services	333,828	324,834	315,904
Products	308,989	332,865	314,764
Net revenue	642,817	657,699	630,668
Cost of revenue:
Services	123	3,164	2,086
Products	301,155	323,453	297,712
Cost of revenue	301,278	326,617	299,798
Gross profit	341,539	331,082	330,870
Operating expenses:
Selling, general and administrative	79,141	81,053	84,120
Amortization of purchased intangible assets	10,081	10,081	10,017
Operating expenses	89,222	91,134	94,137
Operating income	$252,317	$239,948	$236,733
Depreciation and amortization	988	988	649
Amortization of purchased intangible assets	10,081	10,081	10,017
Acquisition related expenses	1,003	1,003	4,870
Equity in net income of unconsolidated affiliates	3,921	3,921	5,381
Other expense	1,172	1,172	15
Non-GAAP Segment Adjusted EBITDA	$269,482	$257,113	$257,665
Net Revenue
Supply Chain Services segment net revenue increased $12.1 million to $642.8 million for the six months ended December 31, 2018 from $630.7 million for the six months ended December 31, 2017.
Net administrative fees revenue increased $17.4 million, from the six months ended December 31, 2017 to 2018 primarily due to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the six months ended December 31, 2018 under the Previous Revenue Standard increased $6.3 million, or 2%, to $316.6 million. The increase was primarily driven by further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio, partially offset by higher recoveries in the prior year. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Product revenue for the six months ended December 31, 2018 totaled $309.0 million, compared with $314.8 million for the six months ended December 31, 2017. Growth in oncology and respiratory-related drug revenue was primarily offset by the $23.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.

Cost of Revenue
Supply Chain Services segment cost of revenue increased $1.5 million, to $301.3 million for the six months ended December 31, 2018 from $299.8 million for the six months ended December 31, 2017.
Cost of product revenue increased $3.5 million, or 1%, from the six months ended December 31, 2017 to 2018, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. The increased cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Supply Chain Services segment operating expenses decreased $4.9 million, or 5%, to $89.2 million for the six months ended December 31, 2018 from $94.1 million for the six months ended December 31, 2017.
Selling, general and administrative expenses decreased $5.0 million, or 6%, from the six months ended December 31, 2017 to 2018 primarily driven by the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue along with decreased general overhead expenses in the current year.
Amortization of purchased intangible assets remained flat, increasing $0.1 million from the six months ended December 31, 2017 to 2018.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $11.8 million, or 5%, to $269.5 million for the six months ended December 31, 2018 from $257.7 million for the six months ended December 31, 2017. This increase was primarily a result of growth in net administrative fees revenue partially offset by a decrease in equity in net income of unconsolidated affiliates, an increase in reimbursement compression, and increased product costs.

Performance Services - Comparison of the Six Months Ended December 31, 2018 to 2017
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31,
	2018	2018	2017
Performance Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Other services and support	180,586	164,800	171,294
Net revenue	180,586	164,800	171,294
Cost of revenue:
Services	86,438	87,943	92,105
Cost of revenue	86,438	87,943	92,105
Gross profit	94,148	76,857	79,189
Operating expenses:
Selling, general and administrative	62,668	63,137	58,308
Research and development	628	628	807
Amortization of purchased intangible assets	17,456	17,456	17,699
Operating expenses	80,752	81,221	76,814
Operating income (loss)	$13,396	$(4,364)	$2,375
Depreciation and amortization	35,775	35,775	28,853
Amortization of purchased intangible assets	17,456	17,456	17,699
Acquisition related expenses	761	761	(97)
Equity in net income of unconsolidated affiliates	213	213	127
Other expense	74	74	193
Non-GAAP Segment Adjusted EBITDA	$67,675	$49,915	$49,150
Net Revenue
Other services and support revenue increased $9.3 million, or 5%, to $180.6 million for the six months ended December 31, 2018 from $171.3 million for the six months ended December 31, 2017. Revenue growth was primarily driven by applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased $5.7 million, or 6%, to $86.4 million for the six months ended December 31, 2018 from $92.1 million for the six months ended December 31, 2017, primarily driven by a decrease in salaries and benefits due to headcount reductions and the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are not recognized on a net basis under the New Revenue Standard. These decreases were partially offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses increased $4.0 million, or 5%, to $80.8 million for the six months ended December 31, 2018 from $76.8 million for the six months ended December 31, 2017.

Selling, general and administrative expenses increased $4.4 million, or 8%, from the six months ended December 31, 2017 to 2018 primarily driven by increased amortization of internally-developed software applications and higher bad debt expense in the current year.
Amortization of purchased intangible assets decreased $0.2 million, or 1%, from the six months ended December 31, 2017 to 2018.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $18.5 million to $67.7 million for the six months ended December 31, 2018 from $49.2 million for the six months ended December 31, 2017. This increase is primarily a result of increased other services and support revenue and decreased cost of services revenue.
Corporate - Comparison of the Six Months Ended December 31, 2018 to 2017
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31,
Corporate	2018	2017
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$177,174
Other operating income	—	177,174
Operating expenses:
Selling, general and administrative	74,173	80,513
Research and development	4	6
Operating expenses	74,177	80,519
Operating (loss) income	$(74,177)	$96,655
Depreciation and amortization	5,427	4,315
Stock-based compensation	14,137	17,908
Remeasurement of tax receivable agreement liabilities	—	(177,174)
ERP implementation expenses	387	491
Deferred compensation plan (income) expense	(2,899)	3,115
Other income	586	588
Non-GAAP Adjusted EBITDA	$(56,539)	$(54,102)
Operating Expenses
Corporate operating expenses decreased $6.3 million, or 8%, to $74.2 million for the six months ended December 31, 2018 from $80.5 million for the six months ended December 31, 2017.
Selling, general and administrative expenses decreased $6.3 million, or 8%, from the six months ended December 31, 2017 to 2018, primarily driven by a decrease in stock-based compensation expense associated with anticipated achievement of certain performance targets, partially offset by increased information technology purchases.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased $2.4 million, or 4%, from the six months ended December 31, 2017 to 2018 primarily due to increased information technology purchases.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
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
As of December 31, 2018 and June 30, 2018, we had cash and cash equivalents totaling $110.6 million and $152.4 million, respectively, and there were $100.0 million in outstanding borrowings under the Credit Facility.
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
Discussion of Cash Flows for the Six Months Ended December 31, 2018 and 2017
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$212,309	$206,515
Investing activities	(106,715)	(38,622)
Financing activities	(147,396)	(161,614)
Net (decrease) increase in cash and cash equivalents	$(41,802)	$6,279
Net cash provided by operating activities increased $5.8 million from the six months ended December 31, 2017 to 2018 primarily driven by increased net administrative fees and other services and support revenue and decreased cost of services revenue and selling, general and administrative expenses in the current period, partially offset by increased working capital needs and reduced product revenue.
Net cash used in investing activities increased $68.1 million from the six months ended December 31, 2017 to 2018 driven by the Stanson acquisition in November 2018 and growth in our internally developed software initiatives in the current period.
Net cash used in financing activities decreased $14.2 million from the six months ended December 31, 2017 to 2018. During the six months ended December 31, 2018, cash outflows included $104.3 million repurchases of Class A common stock under our stock repurchase program, $30.5 million distributions to limited partners of Premier LP, and an $18.0 million TRA payment. During the six months ended December 31, 2017, cash outflows included $70.8 million repurchases of Class A common stock under our stock repurchase program, $45.7 million distributions to limited partners of Premier LP, $20.0 million payments, net of proceeds, under the Credit Facility, and a $16.7 million earn-out liability payment.

Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2018 and 2017
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$212,309	$206,515
Purchases of property and equipment	(47,289)	(38,622)
Distributions to limited partners of Premier LP	(30,458)	(45,703)
Payments to limited partners of Premier, LP related to tax receivable agreements (a)	(17,975)	—
Non-GAAP Free Cash Flow	$116,587	$122,190

(a)
The timing of tax receivable agreement ("TRA") payments shifted to July from June due to the change in our federal tax filing deadline, which was extended one month to April from March. As a result, we did not make a TRA payment in fiscal 2018.

For the six months ended December 31, 2017 to 2018, Non-GAAP Free Cash Flow decreased $5.6 million driven by the $18.0 million TRA payment made to member owners during the current period and growth in our internally developed software initiatives, partially offset by a $15.2 million decrease in distributions to limited partners of Premier LP, primarily due to tax reform, and $5.8 million increased cash provided by operating activities. See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At December 31, 2018, we had commitments of $7.4 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt in the accompanying condensed consolidated financial statements for more information.
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018. The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
The Credit Facility replaced our then existing Credit Facility dated June 24, 2014 and amended as of June 4, 2015 (the "Prior Loan Agreement"). The Prior Loan Agreement included a $750.0 million unsecured revolving credit facility and was scheduled to mature on June 24, 2019. At the time of its termination, outstanding borrowings, accrued interest and fees and expenses under the Prior Loan Agreement totaled approximately $100.7 million, which was repaid with cash on hand and borrowings under the new Credit Facility.
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At December 31, 2018, the interest rate for three-month Eurodollar Loans was 3.808% and the interest rate for Base Rate Loans was

5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2018, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2018.
The Credit Facility also contains customary events of default including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults of any indebtedness or guarantees in excess of $75.0 million, bankruptcy and other insolvency events, ERISA-related liabilities and judgment defaults in excess of $50.0 million, and the occurrence of a change of control (as defined in the Credit Facility). If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable. The Company may prepay amounts outstanding under the Credit Facility without premium or penalty provided that Co-Borrowers compensate the lenders for losses and expenses incurred as a result of the prepayment of any Eurodollar Loan, as defined in the Credit Facility.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had outstanding borrowings under the Credit Facility of $100.0 million at December 31, 2018.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as an exhibit to the 2018 Annual Report. See also Note 9 - Debt in our accompanying condensed consolidated financial statements in Part I of this Quarterly Report.
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
We had TRA liabilities of $323.1 million and $255.1 million at December 31, 2018 and June 30, 2018, respectively. The $68.0 million increase was primarily attributable to $87.9 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2018 partially offset by $18.0 million in TRA payments to member owners during the six months ended December 31, 2018.
Stock Repurchase Program
On May 7, 2018, our Board of Directors approved the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal 2019 as a continuation of our balanced capital deployment strategy. Subject to certain terms and conditions, repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion, and in accordance with applicable federal securities laws. As of December 31, 2018, we had purchased approximately 2.9 million shares of Class A common stock at an average price of $38.13 per share for a total purchase price of approximately $109.5 million. The repurchase authorization may be expanded, suspended, delayed or discontinued at any time at the discretion of our Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At December 31, 2018, we had $100.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At December 31, 2018, the interest rate for three-month Eurodollar Loans was 3.808% and the interest rate for Base Rate Loans was 5.500%.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Stanson, which was acquired during the six months ended December 31, 2018 and is included in our condensed consolidated financial statements as of December 31, 2018 and for the period from the acquisition date through December 31, 2018. The aggregate assets of Stanson were not material to the Condensed Consolidated Balance Sheet as of December 31, 2018. The net revenue generated by Stanson was not material to the Condensed Consolidated Income Statements for the three and six months ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under "New Revenue Standard".
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
Item 1A. Risk Factors
During the quarter ended December 31, 2018, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2018, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal 2019 as part of a balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
October 1 through October 31, 2018	—	$—	—	$238
November 1 through November 30, 2018	955,383	$39.31	955,383	$200
December 1 through December 31, 2018	1,580,455	$37.71	1,580,455	$141
Total	2,535,838	$38.31	2,535,838	$141

(1)	Average price paid per share excludes fees and commissions.

(2)
From the stock repurchase program's inception through December 31, 2018, we purchased approximately 2.9 million shares of Class A common stock at an average price of $38.13 per share for a total of $109.5 million.

Item 6. Exhibits

Exhibit No.	Description
10.1
Credit Agreement, dated as of November 9, 2018, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2018)

10.2	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2018)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 5, 2019	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer