Form 10-Q
period 2019-03-31
Premier, Inc.
filed 2019-05-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	PINC	NASDAQ Global Select Market
As of May 3, 2019, there were 61,826,774 shares of the registrant's Class A common stock, par value $0.01 per share, and 64,548,044 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•
the terminability of member participation in our group purchasing organization ("GPO") programs with limited or no notice, or the failure of a significant number of members to renew their GPO participation agreements on substantially similar terms or at all;

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

•	compliance with, and potential changes to, extensive federal, state and local laws, regulations and procedures governing our integrated pharmacy operations;

•	risks inherent in the filling, packaging and distribution of pharmaceuticals, including the counseling required to be provided by our pharmacists for dispensing of products;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	exemption from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the NASDAQ rules and the impact of any loss of such exemption;

•	the terms of agreements between us and our member owners;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2019	June 30, 2018
Assets
Cash and cash equivalents	$137,512	$152,386
Accounts receivable (net of $3,716 and $1,841 allowance for doubtful accounts, respectively)	206,595	185,874
Contract assets	197,016	—
Inventory	64,775	66,139
Prepaid expenses and other current assets	28,593	23,325
Due from related parties	466	894
Total current assets	634,957	428,618
Property and equipment (net of $347,301 and $297,591 accumulated depreciation, respectively)	212,306	206,693
Intangible assets (net of $195,404 and $153,635 accumulated amortization, respectively)	303,966	322,115
Goodwill	943,970	906,545
Deferred income tax assets	413,511	305,624
Deferred compensation plan assets	43,696	44,577
Investments in unconsolidated affiliates	98,642	94,053
Other assets	33,125	3,991
Total assets	$2,684,173	$2,312,216

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$68,708	$60,130
Accrued expenses	108,042	64,257
Revenue share obligations	132,602	78,999
Limited partners' distribution payable	13,145	15,465
Accrued compensation and benefits	54,771	64,112
Deferred revenue	34,154	39,785
Current portion of tax receivable agreements	17,505	17,925
Current portion of long-term debt	152,046	100,250
Other liabilities	7,009	7,959
Total current liabilities	587,982	448,882
Long-term debt, less current portion	6,188	6,962
Tax receivable agreements, less current portion	323,863	237,176
Deferred compensation plan obligations	43,696	44,577
Deferred tax liabilities	20,479	17,569
Other liabilities	63,681	63,704
Total liabilities	1,045,889	818,870

	March 31, 2019	June 30, 2018

Redeemable limited partners' capital	2,239,998	2,920,410
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 64,245,753 shares issued and 61,391,417 shares outstanding at March 31, 2019 and 57,530,733 shares issued and 52,761,177 shares outstanding at June 30, 2018	642	575
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 64,983,232 and 80,335,701 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	—	—
Treasury stock, at cost; 2,854,336 and 4,769,556 shares, respectively	(102,910)	(150,058)
Additional paid-in-capital	—	—
Accumulated deficit	(499,446)	(1,277,581)
Total stockholders' deficit	(601,714)	(1,427,064)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,684,173	$2,312,216
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenue:
Net administrative fees	$164,534	$161,612	$492,229	$471,946
Other services and support	95,937	97,492	282,656	274,357
Services	260,471	259,104	774,885	746,303
Products	162,404	166,234	471,393	480,997
Net revenue	422,875	425,338	1,246,278	1,227,300
Cost of revenue:
Services	46,545	47,037	133,106	141,228
Products	157,438	156,511	458,593	454,222
Cost of revenue	203,983	203,548	591,699	595,450
Gross profit	218,892	221,790	654,579	631,850
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—	—	177,174
Other operating income	—	—	—	177,174
Operating expenses:
Selling, general and administrative	118,503	109,007	334,485	331,948
Research and development	296	292	928	1,105
Amortization of purchased intangible assets	14,233	13,881	41,770	41,597
Operating expenses	133,032	123,180	377,183	374,650
Operating income	85,860	98,610	277,396	434,374
Equity in net income (loss) of unconsolidated affiliates	553	(4,939)	4,687	570
Interest and investment loss, net	(1,081)	(1,236)	(2,628)	(4,239)
Loss on disposal of long-lived assets	(303)	(5)	(303)	(1,725)
Other (expense) income	(135)	(2,593)	5,123	(14,486)
Other (expense) income, net	(966)	(8,773)	6,879	(19,880)
Income before income taxes	84,894	89,837	284,275	414,494
Income tax expense	11,092	13,288	23,689	257,560
Net income	73,802	76,549	260,586	156,934
Net income attributable to non-controlling interest in Premier LP	(43,388)	(53,047)	(161,132)	(154,142)
Adjustment of redeemable limited partners' capital to redemption amount	235,394	(127,039)	178,910	511,301
Net income (loss) attributable to stockholders	$265,808	$(103,537)	$278,364	$514,093

Weighted average shares outstanding:
Basic	62,020	53,529	58,346	53,885
Diluted	129,072	53,529	132,249	138,254

Earnings (loss) per share attributable to stockholders:
Basic	$4.29	$(1.93)	$4.77	$9.54
Diluted	$0.48	$(1.93)	$1.68	$0.79
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$73,802	$76,549	$260,586	$156,934
Less: comprehensive income attributable to non-controlling interest	(43,388)	(53,047)	(161,132)	(154,142)
Comprehensive income attributable to stockholders	$30,414	$23,502	$99,454	$2,792
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2019
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$(1,427,064)
Balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,277,581)	(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	121,945	121,945
Adjusted balance at July 1, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,155,636)	$(1,305,119)
Exchange of Class B units for Class A common stock by member owners	817	—	(817)	—	(817)	25,974	4,562	—	30,536
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	373	—	373
Issuance of Class A common stock under equity incentive plan	547	5	—	—	—	—	7,467	—	7,472
Treasury stock	(335)	—	—	—	335	(12,313)	—	—	(12,313)
Stock-based compensation expense	—	—	—	—	—	—	6,195	—	6,195
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(6,948)	—	(6,948)
Net income	—	—	—	—	—	—	—	81,973	81,973
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,113)	(55,113)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(11,649)	(696,544)	(708,193)
Balance at September 30, 2018	53,790	$580	79,519	$—	4,287	$(136,397)	$—	$(1,825,320)	$(1,961,136)
Exchange of Class B units for Class A common stock by member owners	9,807	55	(9,807)	—	(4,287)	136,397	304,892	—	441,344
Redemption of limited partners	—	—	(227)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	14,379	—	14,379
Issuance of Class A common stock under equity incentive plan	187	3	—	—	—	—	4,648	—	4,651
Issuance of Class A common stock under employee stock purchase plan	38	—	—	—	—	—	1,488	—	1,488
Treasury stock	(2,535)	—	—	—	2,535	(97,199)	—	—	(97,199)
Stock-based compensation expense	—	—	—	—	—	—	7,716	—	7,716
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(1,082)	—	(1,082)
Net income	—	—	—	—	—	—	—	104,811	104,811
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(62,631)	(62,631)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(332,041)	983,750	651,709
Balance at December 31, 2018	61,287	$638	69,485	$—	2,535	$(97,199)	$—	$(799,390)	$(895,951)
Exchange of Class B units for Class A common stock by member owners	3,705	2	(3,705)	—	(3,500)	134,910	12,528	—	147,440
Redemption of limited partners	—	—	(797)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	9,730	—	9,730
Issuance of Class A common stock under equity incentive plan	218	2	—	—	—	—	5,189	—	5,191
Treasury stock	(3,819)	—	—	—	3,819	(140,621)	—	—	(140,621)
Stock-based compensation expense	—	—	—	—	—	—	6,781	—	6,781
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(92)	—	(92)
Net income	—	—	—	—	—	—	—	73,802	73,802
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(43,388)	(43,388)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(34,136)	269,530	235,394
Balance at March 31, 2019	61,391	$642	64,983	$—	2,854	$(102,910)	$—	$(499,446)	$(601,714)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended March 31, 2018
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	1,232	13	(1,232)	—	—	—	42,963	—	42,976
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(11,452)	—	(11,452)
Issuance of Class A common stock under equity incentive plan	383	4	—	—	—	—	2,648	—	2,652
Stock-based compensation expense	—	—	—	—	—	—	8,815	—	8,815
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,729)	—	(5,729)
Net income	—	—	—	—	—	—	—	60,616	60,616
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(44,610)	(44,610)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(37,245)	357,669	320,424
Balance at September 30, 2017	53,558	$536	86,067	$—	—	$—	$—	$(1,289,097)	$(1,288,561)
Exchange of Class B units for Class A common stock by member owners	3,651	37	(3,651)	—	—	—	119,252	—	119,289
Redemption of limited partners	—	—	(133)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	2,783	—	2,783
Issuance of Class A common stock under equity incentive plan	7	—	—	—	—	—	156	—	156
Issuance of Class A common stock under employee stock purchase plan	48	—	—	—	—	—	1,388	—	1,388
Treasury stock	(2,578)	—	—	—	2,578	(74,698)	—	—	(74,698)
Stock-based compensation expense	—	—	—	—	—	—	8,884	—	8,884
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	—	19,769	19,769
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(56,485)	(56,485)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(132,449)	450,365	317,916
Balance at December 31, 2017	54,686	$573	82,283	$—	2,578	$(74,698)	$—	$(875,448)	$(949,573)
Exchange of Class B units for Class A common stock by member owners	1,006	—	(1,006)	—	(1,006)	29,855	2,804	—	32,659
Redemption of limited partners	—	—	(299)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	2,753	—	2,753
Issuance of Class A common stock under equity incentive plan	89	1	—	—	—	—	806	—	807
Treasury stock	(3,840)	—	—	—	3,840	(125,431)	—	—	(125,431)
Stock-based compensation expense	—	—	—	—	—	—	7,231	—	7,231
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(173)	—	(173)
Net income	—	—	—	—	—	—	—	76,549	76,549
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(53,047)	(53,047)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(13,421)	(113,618)	(127,039)
Balance at March 31, 2018	51,941	$574	80,978	$—	5,412	$(170,274)	$—	$(965,564)	$(1,135,264)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2019	2018
Operating activities
Net income	$260,586	$156,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,952	93,998
Equity in net income of unconsolidated affiliates	(4,687)	(570)
Deferred income taxes	7,747	243,550
Stock-based compensation	20,692	24,930
Remeasurement of tax receivable agreement liabilities	—	(177,174)
Loss on disposal of long-lived assets	303	1,725
(Gain) loss on FFF put and call rights	(3,458)	18,674
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	(56,886)	(3,558)
Other assets	(1,646)	378
Inventories	1,364	(6,804)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	37,873	9,690
Long-term liabilities	(2,223)	1,336
Other operating activities	2,519	6,625
Net cash provided by operating activities	368,136	369,734
Investing activities
Purchases of property and equipment	(70,117)	(65,260)
Acquisition of Stanson Health, Inc., net of cash acquired	(50,854)	—
Investments in convertible notes	(11,500)	—
Other investing activities	86	—
Net cash used in investing activities	(132,385)	(65,260)
Financing activities
Payments made on notes payable	—	(7,997)
Redemption of limited partner of Premier LP	256	—
Proceeds from credit facility	50,000	30,000
Payments on credit facility	—	(50,000)
Proceeds from exercise of stock options under equity incentive plan	17,314	3,615
Proceeds from issuance of Class A common stock under employee stock purchase plan	1,488	1,388
Repurchase of vested restricted units for employee tax-withholding	(8,122)	(5,916)
Distributions to limited partners of Premier LP	(44,746)	(66,098)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,975)	—
Repurchase of Class A common stock (held as treasury stock)	(248,840)	(200,129)
Earn-out liability payment to GNYHA Holdings	—	(16,662)
Net cash used in financing activities	(250,625)	(311,799)
Net decrease in cash and cash equivalents	(14,874)	(7,325)
Cash and cash equivalents at beginning of year	152,386	156,735
Cash and cash equivalents at end of period	$137,512	$149,410

	Nine Months Ended March 31,
	2019	2018

Supplemental schedule of non-cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting increase in additional paid-in-capital and accumulated deficit	$178,910	$511,301
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$619,321	$194,924
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$42,426	$54,305
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$933	$1,478
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$128,723	$82,244
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$104,241	$88,160
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$24,482	$(5,916)
Increase in treasury stock related to a forward purchase commitment as a result of applying trade date accounting when recording the repurchase of Class A common stock	$1,293	$—
Payable to member owners incurred upon repurchase of ownership interest	$1,820	$942
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company is a holding company with no material business operations of its own. The Company's primary asset is its equity interest in its wholly-owned subsidiary Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
The Company, through Premier GP, held an approximate 49% and 40% sole general partner interest in Premier LP at March 31, 2019 and June 30, 2018, respectively. In addition to their equity ownership interest in the Company, our member owners held an aggregate of approximately 51% and 60% limited partner interest in Premier LP at March 31, 2019 and June 30, 2018, respectively.
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
At March 31, 2019 and June 30, 2018, the member owners owned an aggregate of approximately 51% and 60%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the nine months ended March 31, 2019, the member owners exchanged 14.3 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). In connection with Class B common units exchanged for Class A common shares during the nine months ended March 31, 2019, approximately 14.3 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 14.3 million Class B common shares were retired during the same period. For further information, see Note 10 - Redeemable Limited Partners' Capital and Note 12 - Earnings (Loss) Per Share.
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report") filed with the Securities and Exchange Commission ("SEC") on August 23, 2018 for further discussion of the Exchange Agreement. At both March 31, 2019 and June 30, 2018, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned an aggregate of approximately 49% and 40%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
The Company has corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings (loss) per share. Diluted earnings (loss) per share for the nine months ended March 31, 2018 was previously stated at ($0.84) per share and has been corrected to $0.79 per share. The Company believes the correction is immaterial and the amount had no impact on the Company's overall financial condition, results of operations or cash flows.
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
The assets and liabilities of Premier LP at March 31, 2019 and June 30, 2018 consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
	New revenue standard (a)	Previous revenue standard
Assets
Current	$621,146	$393,863
Noncurrent	1,635,703	1,577,974
Total assets of Premier LP	$2,256,849	$1,971,837

Liabilities
Current	$633,346	$457,172
Noncurrent	128,555	128,793
Total liabilities of Premier LP	$761,901	$585,965

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

Net income attributable to Premier LP during the three and nine months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	New revenue standard (a)	Previous revenue standard	New revenue standard (a)	Previous revenue standard
Premier LP net income	$84,883	$87,920	$295,928	$255,050

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
Premier LP's cash flows for the nine months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Nine Months Ended March 31,
	2019	2018
	New revenue standard (a)	Previous revenue standard
Net cash provided by (used in):
Operating activities	$391,508	$388,340
Investing activities	(132,385)	(65,260)
Financing activities	(251,440)	(344,463)
Net increase (decrease) in cash and cash equivalents	7,683	(21,383)
Cash and cash equivalents at beginning of year	117,741	133,450
Cash and cash equivalents at end of period	$125,424	$112,067

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
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
SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting required under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional amount on its financial statements. If a company cannot determine a provisional estimate to be included on its financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. With this in mind, the Company prescribed provisional relief under SAB 118 through the one year measurement period to calculate components of its deferred tax balances. During the second quarter of fiscal year 2019, the Company completed its accounting for all of the enactment date income tax effects of the TCJA.
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
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company's contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts, and variable fees based on performance.
The Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult or subjective judgments, and to make estimates about the effect of matters inherently uncertain. As such, the Company may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the Company's experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
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
Product Revenue
Specialty pharmacy revenue is generated through a single performance obligation through dispensing prescription medication to customers. Revenue is recognized at a point in time as the prescription medication is dispensed to the customers and is recorded net of the estimated contractual adjustments under agreements with Medicare, Medicaid and other managed care plans. Consideration from specialty pharmacy is variable as payments for the products provided under such agreements vary from period to period and are based on defined allowable reimbursements rather than standard billing rates. The difference between the standard billing rate and allowable reimbursement rate results in contractual adjustments which are recorded as deductions from the transaction price.
Direct sourcing generates revenue through products sold to distributors, hospitals and other customers. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
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
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to our customers.
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
Condensed Consolidated Financial Statements
The Company applied Topic 606 ("New Revenue Standard") using the modified retrospective method, which resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard"). The following tables summarize the impacts of adopting Topic 606 on the Company's condensed consolidated financial statements for the three and nine months ended March 31, 2019 (in thousands, except per share data). See Note 6 - Contract Balances and Note 17 - Segments for more information.
Cumulative Effect - Adoption of New Revenue Standard
The cumulative effect adjustment related to the adoption of the New Revenue Standard has been revised from the amounts previously disclosed in our interim financial statements filed on the Form 10-Q for the quarterly periods ended September 30, 2018 and December 31, 2018 to correct certain immaterial misstatements. The result of correcting these misstatements was a $5.3 million decrease to opening accumulated deficit, a $0.7 million decrease to contract assets and a $4.6 million increase to deferred revenue, recorded during the three months ended March 31, 2019.

	Impact of change in accounting principle
	June 30, 2018 As presented	Impact of new revenue standard	July 1, 2018 New revenue standard
Assets
Accounts receivable (net of $1,841 allowance for doubtful accounts)	$185,874	$(5,421)	$180,453
Contract assets	$—	$168,960	$168,960
Total current assets	$428,618	$163,539	$592,157
Deferred income tax assets	$305,624	$(7,106)	$298,518
Other assets	$3,991	$15,390	$19,381
Total assets	$2,312,216	$171,823	$2,484,039

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$78,999	$43,880	$122,879
Deferred revenue	$39,785	$2,401	$42,186
Total current liabilities	$448,882	$46,281	$495,163
Deferred tax liabilities	$17,569	$3,597	$21,166
Total liabilities	$818,870	$49,878	$868,748

Accumulated deficit	$(1,277,581)	$121,945	$(1,155,636)
Total stockholders' deficit	$(1,427,064)	$121,945	$(1,305,119)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,312,216	$171,823	$2,484,039

Condensed Consolidated Balance Sheet - Selected Financial Data

	Impact of change in accounting principle
March 31, 2019	As presented	Impact of new revenue standard	Previous revenue standard
Assets
Accounts receivable (net of $3,716 allowance for doubtful accounts)	$206,595	$(7,407)	$214,002
Contract assets	$197,016	$197,016	$—
Prepaid expenses and other current assets	$28,593	$(4,873)	$33,466
Total current assets	$634,957	$184,736	$450,221
Deferred income tax assets	$413,511	$(6,152)	$419,663
Other assets	$33,125	$15,173	$17,952
Total assets	$2,684,173	$193,757	$2,490,416

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$132,602	$50,342	$82,260
Limited partners' distribution payable	$13,145	$5,013	$8,132
Deferred revenue	$34,154	$(11,279)	$45,433
Total current liabilities	$587,982	$44,076	$543,906
Deferred tax liabilities	$20,479	$2,357	$18,122
Total liabilities	$1,045,889	$46,433	$999,456

Accumulated deficit	$(499,446)	$147,324	$(646,770)
Total stockholders' deficit	$(601,714)	$147,324	$(749,038)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,684,173	$193,757	$2,490,416

Condensed Consolidated Statements of Income - Selected Financial Data

	Impact of change in accounting principle
	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$164,534	$(891)	$165,425	$492,229	$10,232	$481,997
Other services and support	95,937	2,250	93,687	282,656	15,907	266,749
Services	260,471	1,359	259,112	774,885	26,139	748,746
Products	162,404	(11,186)	173,590	471,393	(35,062)	506,455
Net revenue	$422,875	$(9,827)	$432,702	$1,246,278	$(8,923)	$1,255,201

	Impact of change in accounting principle
	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Cost of revenue:
Services	$46,545	$(1,296)	$47,841	$133,106	$(5,842)	$138,948
Products	157,438	(10,440)	167,878	458,593	(32,738)	491,331
Cost of revenue	$203,983	$(11,736)	$215,719	$591,699	$(38,580)	$630,279
Gross profit	$218,892	$1,909	$216,983	$654,579	$29,657	$624,922
Operating expenses:
Selling, general and administrative	$118,503	$(1,032)	$119,535	$334,485	$(3,413)	$337,898
Operating expenses	$133,032	$(1,032)	$134,064	$377,183	$(3,413)	$380,596
Operating income	$85,860	$2,941	$82,919	$277,396	$33,070	$244,326
Income before income taxes	$84,894	$2,941	$81,953	$284,275	$33,070	$251,205
Income tax expense	$11,092	$(1,239)	$12,331	$23,689	$2,678	$21,011
Net income	$73,802	$4,180	$69,622	$260,586	$30,392	$230,194
Net income attributable to non-controlling interest in Premier LP	$(43,388)	$(2,728)	$(40,660)	$(161,132)	$(19,314)	$(141,818)
Adjustment of redeemable limited partners' capital to redemption amount	$235,394	$1,681	$233,713	$178,910	$14,301	$164,609
Net income attributable to stockholders	$265,808	$3,133	$262,675	$278,364	$25,379	$252,985

Weighted average shares outstanding:
Basic	62,020	62,020	62,020	58,346	58,346	58,346
Diluted	129,072	129,072	129,072	132,249	132,249	132,249

	Impact of change in accounting principle
	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Earnings per share attributable to stockholders:
Basic	$4.29	$0.05	$4.24	$4.77	$0.43	$4.34
Diluted	$0.48	$0.04	$0.44	$1.68	$0.21	$1.47

Condensed Consolidated Statement of Comprehensive Income

	Impact of change in accounting principle
	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As presented	Impact of new revenue standard	Previous revenue standard	As presented	Impact of new revenue standard	Previous revenue standard
Net income	$73,802	$4,180	$69,622	$260,586	$30,392	$230,194
Less: Comprehensive income attributable to non-controlling interest	(43,388)	(2,728)	(40,660)	(161,132)	(19,314)	(141,818)
Comprehensive income attributable to Premier, Inc.	$30,414	$1,452	$28,962	$99,454	$11,078	$88,376

Condensed Consolidated Statement of Cash Flows - Selected Financial Data

	Impact of change in accounting principle
Nine Months Ended March 31, 2019	As presented	Impact of new revenue standard	Previous revenue standard
Operating activities
Net income	$260,586	$30,392	$230,194
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$7,747	$(2,196)	$9,943
Changes in operating assets and liabilities:
Accounts receivable, contract assets, prepaid expenses and other current assets	$(56,886)	$(21,196)	$(35,690)
Other assets	$(1,646)	$218	$(1,864)
Accounts payable, accrued expenses, deferred revenue and other current liabilities	$37,873	$(7,218)	$45,091
Net decrease in cash and cash equivalents	$(14,874)	$—	$(14,874)
(3) BUSINESS ACQUISITIONS
Acquisition of Stanson
Stanson Health, Inc. ("Stanson") is a SaaS-based provider of clinical decision support and prior authorization tools that are integrated directly into the electronic health record workflow, providing real-time, patient-specific best practices at the point of care. On November 9, 2018, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. ("PHSI"), acquired 100% of the outstanding capital stock in Stanson through a reverse subsidiary merger transaction for $51.5 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $55.4 million. The acquisition was funded with available cash on hand.
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to December 31, 2019 and achievement of certain revenue milestones for the calendar year ended December 31, 2020. As of March 31, 2019, the fair value of the earn-out liability was $6.2 million (see Note 5 - Fair Value Measurements).
The Company has accounted for the Stanson acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to the intangible assets acquired was $23.6 million, primarily comprised of developed software technology. The purchase price allocation for the Stanson acquisition is preliminary and subject to changes in the valuation of the assets acquired and the liabilities assumed.

The Stanson acquisition resulted in the recognition of $37.4 million of goodwill (see Note 8 - Goodwill) attributable to the anticipated profitability of Stanson. The Stanson acquisition was considered a stock purchase for tax purposes and accordingly, the Company expects the goodwill to not be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements. The Company reports Stanson as part of its Performance Services segment.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended March 31,		Nine Months Ended March 31,
	March 31, 2019	June 30, 2018	2019	2018	2019	2018
FFF	$96,234	$91,804	$444	$64	$4,430	$5,668
PharmaPoint	—	—	—	(4,073)	—	(4,232)
Other investments	2,408	2,249	109	(930)	257	(866)
Total investments	$98,642	$94,053	$553	$(4,939)	$4,687	$570
The Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at March 31, 2019 and June 30, 2018. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 5 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of Class B Membership Interests in PharmaPoint at March 31, 2019 and June 30, 2018. During the three months ended March 31, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million, which is included in equity in net income (loss) of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Cash equivalents	$42,377	$42,377	$—	$—
FFF call right	328	—	—	328
Deferred compensation plan assets	48,367	48,367	—	—
Total assets	$91,072	$90,744	$—	$328
Earn-out liabilities	$6,243	—	—	$6,243
FFF put right	38,299	—	—	38,299
Total liabilities	$44,542	$—	$—	$44,542

June 30, 2018
Cash equivalents	$62,684	$62,684	$—	$—
FFF call right	610	—	—	610
Deferred compensation plan assets	48,215	48,215	—	—
Total assets	$111,509	$110,899	$—	$610
FFF put right	$42,041	$—	$—	$42,041
Total liabilities	$42,041	$—	$—	$42,041
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($4.7 million and $3.6 million at March 31, 2019 and June 30, 2018, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 4 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF has a put right that requires the Company to purchase (i) up to 50% of the majority shareholder's interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) all or a portion of the majority shareholder's remaining interest in FFF 30 calendar days after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended March 31, 2019
FFF call right	$431	$—	$(103)	$328
Total Level 3 assets	$431	$—	$(103)	$328
Earn-out liabilities	$4,548	$—	$(1,695)	$6,243
FFF put right	34,295	—	(4,004)	38,299
Total Level 3 liabilities	$38,843	$—	$(5,699)	$44,542

Three Months Ended March 31, 2018
FFF call right	$2,108	$—	$(1,356)	$752
Total Level 3 assets	$2,108	$—	$(1,356)	$752
Earn-out liabilities	$2,792	$(2,625)	$106	$61
FFF put right	37,110	—	(1,711)	38,821
Total Level 3 liabilities	$39,902	$(2,625)	$(1,605)	$38,882

Nine Months Ended March 31, 2019
FFF call right	$610	$—	$(282)	$328
Total Level 3 assets	$610	$—	$(282)	$328
Earn-out liabilities	$—	$4,548	$(1,695)	$6,243
FFF put right	42,041	—	3,742	38,299
Total Level 3 liabilities	$42,041	$4,548	$2,047	$44,542

Nine Months Ended March 31, 2018
FFF call right	$4,655	$—	$(3,903)	$752
Total Level 3 assets	$4,655	$—	$(3,903)	$752
Earn-out liabilities	$21,310	$(21,125)	$124	$61
FFF put right	24,050	—	(14,771)	38,821
Total Level 3 liabilities	$45,360	$(21,125)	$(14,647)	$38,882
Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2019, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisition of Stanson were determined using the income approach (see Note 3 - Business Acquisitions).

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying values by approximately $0.6 million at both March 31, 2019 and June 30, 2018 based on assumed market interest rates of 3.8% and 3.6%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Condensed Consolidated Balance Sheets. The $197.0 million increase in contract assets from June 30, 2018 to March 31, 2019 was largely attributable to the establishment of $169.0 million in contract assets upon adoption of the New Revenue Standard of which $141.5 million was for Supply Chain Services and $27.5 million was for Performance Services. Subsequent to adoption of the New Revenue Standard, Supply Chain Services contract assets increased an additional $18.8 million, which represents changes in the Company's estimated revenue for which cash has not yet been collected associated with net administrative fees for the current period. Performance Services contract assets increased $9.2 million primarily due to the acceleration of revenue recognition from licensing and certain consulting services contracts which represents performance obligations that have been satisfied prior to customer invoicing. Performance Services contract assets also increased due to the timing of payments related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed.
The $53.6 million increase in revenue share obligation from June 30, 2018 to March 31, 2019 is largely a function of the aforementioned increases in contract assets and the underlying revenue share arrangements associated with the Company's GPO participation agreements.
Revenue recognized during the nine months ended March 31, 2019 that was included in the opening balance of deferred revenue at June 30, 2018 was approximately $26.8 million, which is a result of satisfying performance obligations within the Performance Services segment.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, implementation fees, maintenance and support fees, professional fees for consulting services), including certain performance guarantees.
Net revenue recognized during the three months ended March 31, 2019 from performance obligations that were satisfied or partially satisfied on or before December 31, 2018 was $3.6 million. This was driven primarily by net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue recognized during the nine months ended March 31, 2019 from performance obligations that were satisfied or partially satisfied on or before June 30, 2018 was $9.6 million. This was driven primarily by $5.4 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period and $4.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $491.2 million. The Company expects to recognize approximately 50% of the remaining performance obligations over the next 12 months and an additional 25% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company is required to capitalize the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At March 31, 2019, the Company had $15.2 million in capitalized contract costs, including $9.0 million related to implementation costs and $6.2 million related to sales commissions. The Company had $1.4 million and $4.8 million of related amortization expense for the three and nine months ended March 31, 2019, respectively.
(7) INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2019	June 30, 2018
Member relationships	14.7 years	$220,100	$220,100
Technology	5.7 years	164,217	142,317
Customer relationships	8.2 years	49,320	48,120
Trade names	8.3 years	22,910	22,710
Distribution network	10.0 years	22,400	22,400
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.8 years	9,030	8,710
Total intangible assets		499,370	475,750
Accumulated amortization		(195,404)	(153,635)
Intangible assets, net		$303,966	$322,115
The increase in total intangible assets was due to the acquisition of Stanson in November 2018 (see Note 3 - Business Acquisitions). Intangible asset amortization totaled $14.2 million and $13.9 million for the three months ended March 31, 2019 and 2018, respectively, and $41.8 million and $41.6 million for the nine months ended March 31, 2019 and 2018, respectively.
(8) GOODWILL
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2018	$400,348	$506,197	$906,545
Stanson	—	37,425	37,425
March 31, 2019	$400,348	$543,622	$943,970
The initial purchase price allocations for the Company's acquisition of Stanson is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. The Company recorded Stanson acquisition adjustments during the three months ended March 31, 2019 which were related to working capital adjustments subsequent to the acquisition date. See Note 3 - Business Acquisitions for more information.
(9) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	March 31, 2019	June 30, 2018
Credit Facility	$1,000,000	November 9, 2023	$150,000	$100,000
Notes payable	—	Various	8,234	7,212
Total debt			158,234	107,212
Less: current portion			(152,046)	(100,250)
Total long-term debt			$6,188	$6,962

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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At March 31, 2019, the interest rate for one-month Eurodollar Loans was 3.495% and the interest rate for Base Rate Loans was 5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. During the nine months ended March 31, 2019, the Company borrowed $50.0 million under the Credit Facility. The Company had outstanding borrowings under the Credit Facility of $150.0 million at March 31, 2019.
In April 2019, the Company repaid $50.0 million of borrowings under the Credit Facility.
Notes Payable
At March 31, 2019 and June 30, 2018, the Company had $8.2 million and $7.2 million in notes payable, respectively, consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $2.0 million and $0.2 million, respectively, were included in current portion of long-term debt and $6.2 million and $7.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 51% ownership of Premier LP through their ownership of Class B common units at March 31, 2019. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2019 and 2018, the Company recorded decreases to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $178.9 million and $511.3 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.
The tables below provide a summary of the changes in the redeemable limited partners' capital from June 30, 2018 to March 31, 2019 and June 30, 2017 to March 31, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	437	—	437
Net income attributable to non-controlling interest in Premier LP	—	55,113	55,113
Distributions to limited partners	—	(14,993)	(14,993)
Exchange of Class B common units for Class A common stock by member owners	—	(30,536)	(30,536)
Adjustment of redeemable limited partners' capital to redemption amount	—	708,193	708,193
September 30, 2018	$(1,768)	$3,640,392	$3,638,624
Distributions applied to receivables from limited partners	416	—	416
Redemption of limited partners	—	(448)	(448)
Net income attributable to non-controlling interest in Premier LP	—	62,631	62,631
Distributions to limited partners	—	(14,288)	(14,288)
Exchange of Class B common units for Class A common stock by member owners	—	(441,344)	(441,344)
Adjustment of redeemable limited partners' capital to redemption amount	—	(651,709)	(651,709)
December 31, 2018	$(1,352)	$2,595,234	$2,593,882
Distributions applied to receivables from limited partners	80	—	80
Redemption of limited partners	—	(1,372)	(1,372)
Net income attributable to non-controlling interest in Premier LP	—	43,388	43,388
Distributions to limited partners	—	(13,145)	(13,145)
Exchange of Class B common units for Class A common stock by member owners	—	(147,441)	(147,441)
Adjustment of redeemable limited partners' capital to redemption amount	—	(235,394)	(235,394)
March 31, 2019	$(1,272)	$2,241,270	$2,239,998

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2017	$(4,177)	$3,142,760	$3,138,583
Distributions applied to receivables from limited partners	492	—	492
Net income attributable to non-controlling interest in Premier LP	—	44,610	44,610
Distributions to limited partners	—	(20,752)	(20,752)
Exchange of Class B common units for Class A common stock by member owners	—	(42,976)	(42,976)
Adjustment of redeemable limited partners' capital to redemption amount	—	(320,424)	(320,424)
September 30, 2017	$(3,685)	$2,803,218	$2,799,533
Distributions applied to receivables from limited partners	492	—	492
Redemption of limited partners	—	(269)	(269)
Net income attributable to non-controlling interest in Premier LP	—	56,485	56,485
Distributions to limited partners	—	(20,396)	(20,396)
Exchange of Class B common units for Class A common stock by member owners	—	(119,289)	(119,289)
Adjustment of redeemable limited partners' capital to redemption amount	—	(317,916)	(317,916)
December 31, 2017	$(3,193)	$2,401,833	$2,398,640
Distributions applied to receivables from limited partners	494	—	494
Redemption of limited partners	—	(673)	(673)
Net income attributable to non-controlling interest in Premier LP	—	53,047	53,047
Distributions to limited partners	—	(13,157)	(13,157)
Exchange of Class B common units for Class A common stock by member owners	—	(32,659)	(32,659)
Adjustment of redeemable limited partners' capital to redemption amount	—	127,039	127,039
March 31, 2018	$(2,699)	$2,535,430	$2,532,731
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2019.
During the nine months ended March 31, 2019, four limited partners withdrew from Premier LP. The limited partnership agreement provides Premier LP with an option to redeem former limited partners' Class B common units that are not eligible for exchange, upon payment of a specified redemption amount paid in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
Premier LP's distribution policy requires cash distributions as long as taxable income is generated and cash is available to distribute on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner's ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, they are not based directly on revenue generated from an individual partner's participation as the distributions are based on the net income or loss of the partnership which encompasses the operating expenses of the partnership as well as participation by non-owner members in Premier's service offerings. To the extent Premier LP incurred a net loss, the limited partners would not receive a quarterly distribution. As provided in the LP

Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset contribution loans or other amounts payable to the Company.
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 23, 2018	$15,465
November 21, 2018	$14,993
February 21, 2019	$14,288

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $13.1 million quarterly distribution on or before May 29, 2019. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at March 31, 2019.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's Audit and Compliance Committee. During the nine months ended March 31, 2019, the Company recorded total reductions of $619.3 million to redeemable limited partners' capital to reflect the exchange of approximately 14.3 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units).

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2018	816,468	$30,536
October 31, 2018	9,807,651	441,344
January 31, 2019	3,705,459	147,440
Total	14,329,578	$619,320
(11) STOCKHOLDERS' DEFICIT
As of March 31, 2019, there were 61,391,417 shares of the Company's Class A common stock, par value $0.01 per share, and 64,983,232 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2018, the Company's Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. As of March 31, 2019, the Company completed its stock repurchase program, through which approximately 6.7 million shares of Class A common stock were purchased at an average price of $37.38 per share for a total purchase price of approximately $250.0 million.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2019	2018	2019	2019	2018
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to stockholders	$265,808	$262,675	$(103,537)	$278,364	$252,985	$514,093

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to stockholders	$265,808	$262,675	$(103,537)	$278,364	$252,985	$514,093
Adjustment of redeemable limited partners' capital to redemption amount	(235,394)	(233,713)	—	(178,910)	(164,609)	(511,301)
Net income attributable to non-controlling interest in Premier LP	43,388	40,660	—	161,132	141,818	154,142
Net income (loss)	73,802	69,622	(103,537)	260,586	230,194	156,934
Tax effect on Premier, Inc. net income (b)	(11,762)	(12,278)	—	(38,503)	(36,128)	(47,951)
Adjusted net income (loss)	$62,040	$57,344	$(103,537)	$222,083	$194,066	$108,983

Denominator for basic earnings (loss) per share:
Weighted average shares (c)	62,020	62,020	53,529	58,346	58,346	53,885

Denominator for diluted earnings (loss) per share:
Weighted average shares (c)	62,020	62,020	53,529	58,346	58,346	53,885
Effect of dilutive securities: (d)
Stock options	474	474	—	630	630	266
Restricted stock	256	256	—	304	304	285
Class B shares outstanding	66,322	66,322	—	72,969	72,969	83,818
Weighted average shares and assumed conversions	129,072	129,072	53,529	132,249	132,249	138,254

Basic earnings (loss) per share (e)	$4.29	$4.24	$(1.93)	$4.77	$4.34	$9.54
Diluted earnings (loss) per share (e)	$0.48	$0.44	$(1.93)	$1.68	$1.47	$0.79

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(c)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2019 and 2018.

(d)
For the three and nine months ended March 31, 2019, the effect of 0.6 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

For the three months ended March 31, 2018, the effect of 2.9 million stock options, restricted stock units and performance share awards and 81.4 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to stockholders sustained for the quarter and as including them would have had been anti-dilutive for the period. For the nine months ended March 31, 2018, the effect of 1.7 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as they had not satisfied the applicable performance criteria at the end of the period.

(e)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings (loss) per share for the nine months ended March 31, 2018 was previously stated at ($0.84) per share and has been corrected to $0.79 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2018	816,468	79,519,233	53,256,897	60%/40%
October 31, 2018	9,807,651	69,601,752	63,734,585	53%/47%
January 31, 2019	3,705,459	65,778,688	63,841,210	51%/49%
April 30, 2019 (c)	435,188	64,548,044	61,826,763	51%/49%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 11 - Stockholders' Deficit), equity incentive plan (see Note 13 - Stock-Based Compensation) and departed member owners (see Note 10 - Redeemable Limited Partners' Capital).

(c)
As the quarterly exchange occurred on April 30, 2019, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended March 31, 2019. The Company utilized 435,188 treasury shares to facilitate this exchange, and as a result had 2,419,148 Class A common shares held in treasury as of April 30, 2019, after the exchange.

(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 25%, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes (see Note 14 - Income Taxes).

Stock-based compensation expense and the resulting tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Pre-tax stock-based compensation expense	$6,781	$7,231	$20,692	$24,930
Deferred tax benefit	1,675	1,787	5,111	6,160
Total stock-based compensation expense, net of tax	$5,106	$5,444	$15,581	$18,770
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2019, there were 6.6 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2019:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2018	605,873	$33.25	1,318,047	$33.00	3,499,251	$30.53
Granted	279,973	$43.22	607,339	$43.16	—	$—
Vested/exercised	(238,206)	$34.82	(359,751)	$35.43	(548,455)	$32.03
Forfeited	(53,751)	$36.15	(117,595)	$36.27	(56,450)	$32.66
Outstanding at March 31, 2019	593,889	$37.06	1,448,040	$36.39	2,894,346	$30.21

Stock options outstanding and exercisable at March 31, 2019					2,478,892	$29.83
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
Unrecognized stock-based compensation expense at March 31, 2019 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$12,432	1.9 years
Performance share awards	26,567	1.9 years
Stock options	2,941	1.2 years
Total unrecognized stock-based compensation expense	$41,940	1.9 years

The aggregate intrinsic value of stock options at March 31, 2019 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$12,074
Expected to vest	851
Total outstanding	$12,925

Exercised during the nine months ended March 31, 2019	$5,381
The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

Nine Months Ended March 31, 2018
Expected life (a)	6 years
Expected dividend (b)	—
Expected volatility (c)	29.44% - 32.26%
Risk-free interest rate (d)	1.89% - 2.75%
Weighted average option grant date fair value	$9.48 - $11.42

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
Income tax expense for the three months ended March 31, 2019 and 2018 was $11.1 million and $13.3 million, respectively, which reflects effective tax rates of 13% and 15%, respectively. Income tax expense for the nine months ended March 31, 2019 and 2018 was $23.7 million and $257.6 million, respectively, which reflects effective tax rates of 8% and 62%, respectively. The decrease in effective tax rates is primarily attributable to the deferred tax remeasurement related to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21% during the nine months ended March 31, 2018. The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes as well as reductions in valuation allowances associated with deferred tax assets at PHSI.
The Company's existing reserve for uncertain income tax positions decreased $12.2 million during the second quarter of fiscal year 2019, primarily due to the closing of certain audits.

Net deferred tax assets increased $104.9 million to $393.0 million at March 31, 2019 from $288.1 million at June 30, 2018. The current period balance was comprised of $413.5 million in deferred tax assets at Premier, Inc., partially offset by $20.5 million in deferred tax liabilities at PHSI and PSCI. The increase in net deferred tax assets from the prior period was largely driven by $131.2 million deferred tax assets generated by the member exchanges that occurred during the nine months ended March 31, 2019.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities increased $86.3 million to $341.4 million at March 31, 2019 from $255.1 million at June 30, 2018. The change in TRA liabilities was driven primarily by the $114.9 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2019, partially offset by $18.0 million in TRA payments and $10.7 million attributable to member departures during the nine months ended March 31, 2019.
(15) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income (loss) of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and $4.4 million and $5.7 million for the nine months ended March 31, 2019 and 2018, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.9 million as presented and $2.1 million under the Previous Revenue Standard during the three months ended March 31, 2019, and $1.8 million during the three months ended March 31, 2018 under the Previous Revenue Standard. Net administrative fees revenue recorded from purchases under those agreements was $6.1 million as presented and $5.9 million under the Previous Revenue Standard during the nine months ended March 31, 2019, and $5.8 million during the nine months ended March 31, 2018 under the Previous Revenue Standard.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $2.0 million and $1.4 million during the three months ended March 31, 2019 and 2018, respectively, and $4.1 million and $4.2 million during the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and June 30, 2018, $0.5 million and $0.9 million, respectively, in amounts receivable from AEIX are included in due from related parties in the accompanying Condensed Consolidated Balance Sheets.
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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2019	2018	2019	2019	2018
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Net revenue:
Supply Chain Services
Net administrative fees	$164,534	$165,425	$161,612	$492,229	$481,997	$471,946
Other services and support	3,310	4,047	2,899	9,442	12,309	8,470
Services	167,844	169,472	164,511	501,671	494,306	480,416
Products	162,404	173,590	166,234	471,393	506,455	480,997
Total Supply Chain Services	330,248	343,062	330,745	973,064	1,000,761	961,413
Performance Services	92,627	89,640	94,593	273,214	254,440	265,887
Net revenue	$422,875	$432,702	$425,338	$1,246,278	$1,255,201	$1,227,300

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Depreciation and amortization expense (a):
Supply Chain Services	$5,472	$5,500	$16,541	$16,166
Performance Services	27,977	24,541	81,208	71,093
Corporate	2,776	2,424	8,203	6,739
Total depreciation and amortization expense	$36,225	$32,465	$105,952	$93,998

Capital expenditures:
Supply Chain Services	$501	$390	$1,516	$1,238
Performance Services	20,437	24,077	59,267	57,368
Corporate	1,891	2,171	9,334	6,654
Total capital expenditures	$22,829	$26,638	$70,117	$65,260

	March 31, 2019	March 31, 2019	June 30, 2018
Total assets:	As presented	Previous revenue standard (b)	Previous revenue standard
Supply Chain Services	$1,200,293	$1,046,854	$991,837
Performance Services	961,836	911,351	860,409
Corporate	522,044	532,211	459,970
Total assets	$2,684,173	$2,490,416	$2,312,216

(a)	Includes amortization of purchased intangible assets.

(b)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2019	2018	2019	2019	2018
	As presented	Previous revenue standard (a)		As presented	Previous revenue standard (a)
Income before income taxes	$84,894	$81,953	$89,837	$284,275	$251,205	$414,494
Equity in net (income) loss of unconsolidated affiliates (b)	(553)	(553)	4,939	(4,687)	(4,687)	(570)
Interest and investment loss, net (c)	1,081	1,081	1,236	2,628	2,628	4,239
Loss on disposal of long-lived assets	303	303	5	303	303	1,725
Other expense (income)	135	135	2,593	(5,123)	(5,123)	14,486
Operating income	85,860	82,919	98,610	277,396	244,326	434,374
Depreciation and amortization	21,992	21,992	18,584	64,182	64,182	52,401
Amortization of purchased intangible assets	14,233	14,233	13,881	41,770	41,770	41,597
Stock-based compensation (d)	6,851	6,851	7,333	20,988	20,988	25,241
Acquisition related expenses (e)	3,252	3,252	1,540	5,015	5,015	6,312
Strategic and financial restructuring expenses	—	—	1,648	—	—	1,652
Remeasurement of tax receivable agreement liabilities	—	—	—	—	—	(177,174)
ERP implementation expenses (f)	225	225	40	612	612	531
Equity in net income (loss) of unconsolidated affiliates (b)	553	553	(4,939)	4,687	4,687	570
Impairment on investments	—	—	5,002	—	—	5,002
Deferred compensation plan income (expense) (g)	3,974	3,974	(112)	1,076	1,076	3,004
Other expense, net	638	638	652	2,471	2,471	1,441
Non-GAAP Adjusted EBITDA	$137,578	$134,637	$142,239	$418,197	$385,127	$394,951

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services	$133,667	$134,519	$135,265	$403,149	$391,631	$392,930
Performance Services	33,235	29,442	36,715	100,910	79,358	85,865
Corporate	(29,324)	(29,324)	(29,741)	(85,862)	(85,862)	(83,844)
Non-GAAP Adjusted EBITDA	$137,578	$134,637	$142,239	$418,197	$385,127	$394,951

(a)	The Company adopted Topic 606 effective July 1, 2018, while comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Refer to Note 4 - Investments for further information.

(c)	Represents interest expense, net and realized gains and losses on our marketable securities.

(d)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended March 31, 2019 and 2018 and $0.3 million during both of the nine months ended March 31, 2019 and 2018.

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
(18) SUBSEQUENT EVENTS
On May 6, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC entered into an asset purchase and sale agreement with ProCare Pharmacy, L.L.C. (“ProCare”), an affiliate of CVS Health Corporation, in which ProCare agreed to purchase prescription files and records and certain other assets used in the Company’s specialty pharmacy business for a cash purchase price of $22.5 million plus up to $20.0 million for pharmaceutical inventory, subject in each case to certain adjustments. In addition, the Company finalized and committed to a plan to wind down and exit from the specialty pharmacy business and communicated this information to its impacted employees on May 6, 2019. The Company expects the transaction to close during the fiscal fourth quarter ending June 30, 2019.

The Company anticipates that it will recognize a non-cash impairment charge of approximately $87 million to $92 million related to goodwill, purchased intangibles, internally developed software and other assets of the specialty pharmacy business. In addition, the Company estimates that it will incur a total of approximately $11 million to $15 million of expenses related to the sale of assets and exit of the specialty pharmacy business primarily related to severance and retention benefits and financial advisor and legal fees. On an after-tax basis, the total impairment charges and exit costs incurred in connection with the transactions described above are expected to be in the range of $75 million to $82 million. These expenses are expected to be recorded in the fiscal fourth quarter ending June 30, 2019.

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
As of March 31, 2019, we were majority-owned by 158 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,400 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of March 31, 2019, the outstanding Class A common stock and Class B common stock represented approximately 49% and 51%, respectively, of our combined outstanding Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2019	2018	2019	2019	2018
	New Revenue Standard (a)	Previous Revenue Standard		New Revenue Standard (a)	Previous Revenue Standard
Net revenue	$422,875	$432,702	$425,338	$1,246,278	$1,255,201	$1,227,300
Net income	$73,802	$69,622	$76,549	$260,586	$230,194	$156,934
Non-GAAP Adjusted EBITDA	$137,578	$134,637	$142,239	$418,197	$385,127	$394,951

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
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute (or alternate site) providers and other non-healthcare organizations, and includes integrated pharmacy and direct sourcing activities. Supply Chain Services net revenue declined from $330.7 million for the three months ended March 31, 2018 to $330.2 million for the three months ended March 31, 2019, and accounted for 78% of our overall net revenue for the three months ended March 31, 2019. Supply Chain Services net revenue grew from $961.4 million for the nine months ended March 31, 2018 to $973.1 million for the nine months ended March 31, 2019, and accounted for 78% of our overall net revenue for the nine months ended March 31, 2019.We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our integrated pharmacy and direct sourcing activities.
The Performance Services segment, through its development, integration and delivery of technology and data analytics with wrap-around service offerings, includes one of the largest informatics and consulting businesses in the United States focused on healthcare providers. More specifically, our software as a service ("SaaS") informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, we also combine our consulting services and performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes our government services and insurance management services. Performance Services net revenue declined from $94.6 million for the three months ended March 31, 2018 to $92.6 million for the three months ended March 31, 2019, and accounted for 22% of our overall net revenue for the three months ended March 31, 2019. Performance Services net revenue grew from $265.9 million for the nine months ended March 31, 2018 to $273.2 million for the nine months ended March 31, 2019, and accounted for 22% of our overall net revenue for the nine months ended March 31, 2019.
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
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2018 Annual Report.
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
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the number of members that utilize our integrated pharmacy, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans, the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including pharmacy benefit management ("PBM") services in partnership with a national PBM company.
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
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., Premier Healthcare Solutions, Inc. ("PHSI") and Premier Supply Chain Improvement, Inc. ("PSCI"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier Healthcare Alliance, L.P. ("Premier LP") is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 14 - Income Taxes.
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
Net Income Attributable to Non-Controlling Interest
As of March 31, 2019, we owned an approximate 49% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was approximately 51% and 60% as of March 31, 2019 and June 30, 2018, respectively (see Note 10 - Redeemable Limited Partners' Capital).
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both of the three months ended March 31, 2019 and 2018 and $0.3 million for both of the nine months ended March 31, 2019 and 2018 (see Note 13 - Stock-Based Compensation).
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
Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019		2019		2018
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$164,534	39%	$165,425	38%	$161,612	38%
Other services and support	95,937	23%	93,687	22%	97,492	23%
Services	260,471	62%	259,112	60%	259,104	61%
Products	162,404	38%	173,590	40%	166,234	39%
Net revenue	422,875	100%	432,702	100%	425,338	100%
Cost of revenue:
Services	46,545	11%	47,841	11%	47,037	12%
Products	157,438	37%	167,878	39%	156,511	37%
Cost of revenue	203,983	48%	215,719	50%	203,548	49%
Gross profit	218,892	52%	216,983	50%	221,790	51%

	Three Months Ended March 31,
	2019		2019		2018
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Operating expenses:
Selling, general and administrative	118,503	28%	119,535	28%	109,007	26%
Research and development	296	—%	296	—%	292	—%
Amortization of purchased intangible assets	14,233	3%	14,233	3%	13,881	3%
Operating expenses	133,032	31%	134,064	31%	123,180	29%
Operating income	85,860	20%	82,919	19%	98,610	23%
Other expense, net	(966)	1%	(966)	—%	(8,773)	(2)%
Income before income taxes	84,894	20%	81,953	19%	89,837	21%
Income tax expense	11,092	3%	12,331	3%	13,288	3%
Net income	73,802	17%	69,622	16%	76,549	18%
Net income attributable to non-controlling interest in Premier LP	(43,388)	(10)%	(40,660)	(9)%	(53,047)	(12)%
Adjustment of redeemable limited partners' capital to redemption amount	235,394	nm	233,713	nm	(127,039)	nm
Net income (loss) attributable to stockholders	$265,808	nm	$262,675	nm	$(103,537)	nm

Weighted average shares outstanding:
Basic	62,020		62,020		53,529
Diluted	129,072		129,072		53,529

Earnings (loss) per share attributable to stockholders:
Basic	$4.29		$4.24		$(1.93)
Diluted	$0.48		$0.44		$(1.93)
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the three months ended March 31, 2019 and 2018 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019		2019		2018
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$137,578	33%	$134,637	31%	$142,239	33%
Non-GAAP Adjusted Fully Distributed Net Income	$84,734	20%	$82,557	19%	$90,590	21%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.66		$0.64		$0.67
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Net income	$73,802	$69,622	$76,549
Interest and investment loss, net	1,081	1,081	1,236
Income tax expense	11,092	12,331	13,288
Depreciation and amortization	21,992	21,992	18,584
Amortization of purchased intangible assets	14,233	14,233	13,881
EBITDA	122,200	119,259	123,538
Stock-based compensation	6,851	6,851	7,333
Acquisition related expenses	3,252	3,252	1,540
Strategic and financial restructuring expenses	—	—	1,648
ERP implementation expenses	225	225	40
Loss on disposal of long-lived assets	303	303	5
Loss on FFF put and call rights	4,109	4,109	3,067
Impairment on investments	—	—	5,002
Other expense	638	638	66
Adjusted EBITDA	$137,578	$134,637	$142,239

Income before income taxes	$84,894	$81,953	$89,837
Equity in net (income) loss of unconsolidated affiliates	(553)	(553)	4,939
Interest and investment loss, net	1,081	1,081	1,236
Loss on disposal of long-lived assets	303	303	5
Other expense	135	135	2,593
Operating income	85,860	82,919	98,610
Depreciation and amortization	21,992	21,992	18,584
Amortization of purchased intangible assets	14,233	14,233	13,881
Stock-based compensation	6,851	6,851	7,333
Acquisition related expenses	3,252	3,252	1,540
Strategic and financial restructuring expenses	—	—	1,648
ERP implementation expenses	225	225	40
Equity in net income (loss) of unconsolidated affiliates	553	553	(4,939)
Impairment on investments	—	—	5,002
Deferred compensation plan income (expense)	3,974	3,974	(112)
Other expense, net	638	638	652
Adjusted EBITDA	$137,578	$134,637	$142,239

Segment Adjusted EBITDA:
Supply Chain Services	$133,667	$134,519	$135,265
Performance Services	33,235	29,442	36,715
Corporate	(29,324)	(29,324)	(29,741)
Adjusted EBITDA	$137,578	$134,637	$142,239

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

	Three Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Net income (loss) attributable to stockholders	$265,808	$262,675	$(103,537)
Adjustment of redeemable limited partners' capital to redemption amount	(235,394)	(233,713)	127,039
Net income attributable to non-controlling interest in Premier LP	43,388	40,660	53,047
Income tax expense	11,092	12,331	13,288
Amortization of purchased intangible assets	14,233	14,233	13,881
Stock-based compensation	6,851	6,851	7,333
Acquisition related expenses	3,252	3,252	1,540
Strategic and financial restructuring expenses	—	—	1,648
ERP implementation expenses	225	225	40
Loss on disposal of long-lived assets	303	303	5
Loss on FFF put and call rights	4,109	4,109	3,067
Impairment on investments	—	—	5,002
Other expense	638	638	66
Non-GAAP adjusted fully distributed income before income taxes	114,505	111,564	122,419
Income tax expense on fully distributed income before income taxes (a)	29,771	29,007	31,829
Non-GAAP Adjusted Fully Distributed Net Income	$84,734	$82,557	$90,590

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	62,020	62,020	53,529
Potentially dilutive shares	730	730	547
Conversion of Class B common units	66,322	66,322	81,394
Weighted average fully distributed shares outstanding - diluted	129,072	129,072	135,470

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes for both the three months ended March 31, 2019 and 2018.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Earnings (loss) per share attributable to stockholders	$4.29	$4.24	$(1.93)
Adjustment of redeemable limited partners' capital to redemption amount	(3.80)	(3.77)	2.37
Net income attributable to non-controlling interest in Premier LP	0.70	0.66	0.99
Income tax expense	0.18	0.20	0.25
Amortization of purchased intangible assets	0.23	0.23	0.26
Stock-based compensation	0.11	0.11	0.14
Acquisition related expenses	0.05	0.05	0.03
Strategic and financial restructuring expenses	—	—	0.03
Loss on FFF put and call rights	0.07	0.07	0.06
Impairment on investments	—	—	0.09
Other expense	0.01	0.01	—
Impact of corporation taxes (a)	(0.48)	(0.47)	(0.60)
Impact of dilutive shares (b)	(0.70)	(0.69)	(1.02)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.66	$0.64	$0.67

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes for both the three months ended March 31, 2019 and 2018.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended March 31, 2019 to 2018
Net Revenue
Net revenue decreased $2.4 million to $422.9 million for the three months ended March 31, 2019 from $425.3 million for the three months ended March 31, 2018.
Net administrative fees revenue increased $2.9 million, or 2%, to $164.5 million for the three months ended March 31, 2019 from $161.6 million for the three months ended March 31, 2018. Net administrative fees recognized in the three months ended March 31, 2019 under the Previous Revenue Standard totaled $165.4 million. Growth in net administrative fees revenue was primarily driven by further contract penetration of existing members. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Other services and support revenue decreased $1.6 million, or 2%, to $95.9 million for the three months ended March 31, 2019 from $97.5 million for the three months ended March 31, 2018. This decrease was primarily driven by the timing of certain contracts ending in the applied sciences and quality and population health businesses as well as the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but is now recognized on a net basis under the New Revenue Standard. These decreases were partially offset by contributions from new contracts in the aforementioned businesses as well as an increase in revenue attributable to the acquisition of Stanson Health, Inc. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Product revenue decreased $3.8 million, or 2%, to $162.4 million for the three months ended March 31, 2019 from $166.2 million for the three months ended March 31, 2018. Growth in oncology-related drug revenue and direct sourcing revenue was more than offset by the $11.2 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to increase if we are able to expand our product offerings and product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue remained relatively flat at $204.0 million for the three months ended March 31, 2019 compared to $203.5 million for the three months ended March 31, 2018.
Cost of services revenue decreased $0.5 million, or 1%, from three months ended March 31, 2019 and 2018, primarily driven by a decrease in salaries and benefits expenses due to lower headcount as a result of staffing efficiencies implemented in the prior year. This decrease was partially offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand into new product offerings.
Cost of product revenue increased $0.9 million, or 1%, from three months ended March 31, 2019 and 2018, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the $10.4 million impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced products to new and existing members and enroll additional members into our integrated pharmacy program. Increases in cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Operating expenses increased $9.8 million to $133.0 million for the three months ended March 31, 2019 from $123.2 million for the three months ended March 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased $9.5 million from three months ended March 31, 2019 and 2018 driven by expenses related to the Stanson acquisition, increased deferred compensation plan expenses, and higher incentive plan expense in the current year. These increases were partially offset by a decrease in severance expense associated with a workforce reduction executed in the prior period.
Research and Development
Research and development expenses remained flat from three months ended March 31, 2019 and 2018. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $0.3 million from three months ended March 31, 2019 and 2018 driven by additional amortization of purchased intangible assets related to the Stanson acquisition. As we execute on our growth strategy and further deploy capital, we expect further increases in amortization of intangible assets in connection with future potential acquisitions.
Other Expense, Net
Other expense, net decreased $7.8 million to $1.0 million for the three months ended March 31, 2019 from $8.8 million for the three months ended March 31, 2018, primarily driven by a reduction in expense related to the impairment of the Company's investment in PharmaPoint, LLC ("PharmaPoint") in the prior fiscal year, as well as increased income on deferred compensation plan assets in the current period.
Income Tax Expense
For the three months ended March 31, 2019 and 2018, we recorded tax expense of $11.1 million and $13.3 million, respectively, which equates to effective tax rates of 13% and 15%, respectively. The decrease in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes. See Note 14 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $9.6 million, or 18%, to $43.4 million for the three months ended March 31, 2019 from $53.0 million for the three months ended March 31, 2018, primarily attributable to a decrease in income of Premier LP as well as a decrease in non-controlling ownership percentage in Premier LP to 51% from 60%.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased $4.6 million, or 3%, to $137.6 million for the three months ended March 31, 2019 from $142.2 million for the three months ended March 31, 2018. Growth in net administrative fees revenue and reduced severance expense related to a workforce reduction executed in the prior period was more than offset by increased reimbursement compression in specialty pharmacy and decreases in other services and support revenue.
Supply Chain Services - Comparison of the Three Months Ended March 31, 2019 to 2018
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2019	2018
Supply Chain Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$164,534	$165,425	$161,612
Other services and support	3,310	4,047	2,899
Services	167,844	169,472	164,511
Products	162,404	173,590	166,234
Net revenue	330,248	343,062	330,745
Cost of revenue:
Services	21	926	1,437
Products	157,438	167,878	156,511
Cost of revenue	157,459	168,804	157,948
Gross profit	172,789	174,258	172,797
Operating expenses:
Selling, general and administrative	41,120	41,737	40,185
Amortization of purchased intangible assets	5,040	5,040	5,040
Operating expenses	46,160	46,777	45,225
Operating income	$126,629	$127,481	$127,572
Depreciation and amortization	432	432	460
Amortization of purchased intangible assets	5,040	5,040	5,040
Acquisition related expenses	576	576	1,652
Equity in net income (loss) of unconsolidated affiliates	386	386	(4,047)
Impairment on investments	—	—	4,002
Other expense	604	604	586
Non-GAAP Segment Adjusted EBITDA	$133,667	$134,519	$135,265
Net Revenue
Supply Chain Services segment net revenue decreased $0.5 million to $330.2 million for the three months ended March 31, 2019 from $330.7 million for the three months ended March 31, 2018.

Net administrative fees revenue increased $2.9 million, or 2%, to $164.5 million for the three months ended March 31, 2019 from $161.6 million for the three months ended March 31, 2018. Net administrative fees recognized in the three months ended March 31, 2019 under the Previous Revenue Standard totaled $165.4 million. Growth in net administrative fees revenue was primarily driven by further contract penetration of existing members.
Other services and support revenue increased $0.4 million, or 14%, to $3.3 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. Growth in service fees from our academic initiative was offset by the impact of revenue recognition under the New Revenue Standard related to our partnership with a third party to provide pharmacy benefit management services.
Product revenue decreased $3.8 million, or 2%, to $162.4 million for the three months ended March 31, 2019 from $166.2 million for the three months ended March 31, 2018. Growth in oncology-related drug revenue was more than offset by the $11.2 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard.
Cost of Revenue
Supply Chain Services segment cost of revenue remained relatively flat, decreasing $0.5 million to $157.5 million for the three months ended March 31, 2019 from $157.9 million for the three months ended March 31, 2018.
Cost of services revenue decreased $1.4 million from the three months ended March 31, 2019 and 2018 driven by the historical recognition of integrated pharmacy and other services and support revenue and its associated costs on a gross basis under the Previous Revenue Standard which is now recorded on a net basis under the New Revenue Standard.
Cost of product revenue increased $0.9 million, or 1%, from the three months ended March 31, 2019 and 2018, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program.
Operating Expenses
Supply Chain Services segment operating expenses increased $0.9 million, or 2%, to $46.2 million for the three months ended March 31, 2019 from $45.2 million for the three months ended March 31, 2018.
Selling, general and administrative expenses increased $0.9 million, or 2%, from three months ended March 31, 2019 and 2018 primarily driven by increased incentive plan expense partially offset by the impact of costs incurred in the prior year associated with the integration of previous acquisitions.
Amortization of purchased intangible assets remained flat at $5.0 million for both the three months ended March 31, 2019 and 2018.
Segment Adjusted EBITDA
Segment Adjusted EBITDA decreased $1.6 million to $133.7 million for the three months ended March 31, 2019 from $135.3 million for the three months ended March 31, 2018. Growth in net administrative fees revenue was more than offset by reimbursement compression in the integrated pharmacy business and by increases in certain product-related costs in the direct sourcing business.

Performance Services - Comparison of the Three Months Ended March 31, 2019 to 2018
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2019	2018
Performance Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Other services and support	$92,627	$89,640	$94,593
Net revenue	92,627	89,640	94,593
Cost of revenue:
Services	46,524	46,915	45,600
Cost of revenue	46,524	46,915	45,600
Gross profit	46,103	42,725	48,993
Operating expenses:
Selling, general and administrative	34,233	34,648	27,746
Research and development	296	296	292
Amortization of purchased intangible assets	9,193	9,193	8,841
Operating expenses	43,722	44,137	36,879
Operating income (loss)	$2,381	$(1,412)	$12,114
Depreciation and amortization	18,784	18,784	15,701
Amortization of purchased intangible assets	9,193	9,193	8,841
Acquisition related expenses	2,676	2,676	(112)
Equity in net income (loss) of unconsolidated affiliates	167	167	(892)
Impairment on investments	—	—	1,000
Other expense	34	34	63
Non-GAAP Segment Adjusted EBITDA	$33,235	$29,442	$36,715
Net Revenue
Other services and support revenue decreased $2.0 million, or 2%, to $92.6 million for the three months ended March 31, 2019 from $94.6 million for the three months ended March 31, 2018. This decrease was primarily driven by the timing of certain contracts ending in the applied sciences and quality and population health businesses as well as the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but is now recognized on a net basis under the New Revenue Standard. These decreases were partially offset by contributions from new contracts in the aforementioned businesses as well as from an increase in revenue attributable to the acquisition of Stanson Health, Inc.
Cost of Revenue
Performance Services segment cost of revenue increased $0.9 million, or 2%, to $46.5 million for the three months ended March 31, 2019 from $45.6 million for the three months ended March 31, 2018 primarily driven by increased amortization of internally-developed software applications as well as an increase due to the impact of certain consulting costs historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard. These increases were partially offset with a decrease related to salaries and benefits due to lower headcount as a result of staffing efficiencies implemented in the prior year.
Operating Expenses
Performance Services segment operating expenses increased $6.8 million, or 19%, to $43.7 million for the three months ended March 31, 2019 from $36.9 million for the three months ended March 31, 2018.
Selling, general and administrative expenses increased $6.5 million, or 23%, from three months ended March 31, 2019 and 2018, primarily driven by expenses associated with the Stanson acquisition.

Amortization of purchased intangible assets increased $0.4 million, or 4%, from three months ended March 31, 2019 and 2018, primarily driven by additional amortization of purchased intangible assets related to the Stanson acquisition.
Segment Adjusted EBITDA
Segment Adjusted EBITDA decreased $3.5 million to $33.2 million for the three months ended March 31, 2019 from $36.7 million for the three months ended March 31, 2018. This decrease is primarily a result of increases in selling, general and administrative expenses as well as decreased other services and support revenue.
Corporate - Comparison of the Three Months Ended March 31, 2019 to 2018
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
Corporate	2019	2018
Operating expenses:
Selling, general and administrative	$43,150	$41,075
Operating expenses	43,150	41,075
Operating loss	$(43,150)	$(41,075)
Depreciation and amortization	2,776	2,424
Stock-based compensation	6,851	7,333
Strategic and financial restructuring expenses	—	1,648
ERP implementation expenses	225	40
Deferred compensation plan income (expense)	3,974	(112)
Other income	—	1
Non-GAAP Adjusted EBITDA	$(29,324)	$(29,741)
Operating Expenses
Corporate operating expenses increased $2.1 million, or 5%, to $43.2 million for the three months ended March 31, 2019 from $41.1 million for the three months ended March 31, 2018 primarily due to increased deferred compensation plan expenses partially offset by a decrease in strategic and financial restructuring costs and stock-based compensation expense.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA remained flat, decreasing $0.4 million, or 1%, from three months ended March 31, 2019 and 2018.

Results of Operations for Nine Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the nine months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Nine Months Ended March 31,
	2019		2019		2018
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$492,229	39%	$481,997	38%	$471,946	38%
Other services and support	282,656	23%	266,749	22%	274,357	22%
Services	774,885	62%	748,746	60%	746,303	60%
Products	471,393	38%	506,455	40%	480,997	39%
Net revenue	1,246,278	100%	1,255,201	100%	1,227,300	100%
Cost of revenue:
Services	133,106	11%	138,948	11%	141,228	13%
Products	458,593	36%	491,331	39%	454,222	37%
Cost of revenue	591,699	47%	630,279	50%	595,450	50%
Gross profit	654,579	53%	624,922	50%	631,850	50%
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—%	—	—%	177,174	14%
Other operating income	—	—%	—	—%	177,174	14%
Operating expenses:
Selling, general and administrative	334,485	27%	337,898	27%	331,948	27%
Research and development	928	—%	928	—%	1,105	—%
Amortization of purchased intangible assets	41,770	3%	41,770	3%	41,597	3%
Operating expenses	377,183	30%	380,596	30%	374,650	30%
Operating income	277,396	23%	244,326	20%	434,374	35%
Other income (expense), net	6,879	1%	6,879	1%	(19,880)	(2)%
Income before income taxes	284,275	23%	251,205	20%	414,494	33%
Income tax expense	23,689	2%	21,011	2%	257,560	21%
Net income	260,586	21%	230,194	18%	156,934	12%
Net income attributable to non-controlling interest in Premier LP	(161,132)	(13)%	(141,818)	(11)%	(154,142)	(13)%
Adjustment of redeemable limited partners' capital to redemption amount	178,910	nm	164,609	nm	511,301	nm
Net income attributable to stockholders	$278,364	nm	$252,985	nm	$514,093	nm

Weighted average shares outstanding:
Basic	58,346		58,346		53,885
Diluted	132,249		132,249		138,254

Earnings per share attributable to stockholders:
Basic	$4.77		$4.34		$9.54
Diluted (a)	$1.68		$1.47		$0.79
nm = Not meaningful

(a)
We have corrected prior period information within the current period financial statements related to a specific component used in calculating the tax effect on Premier, Inc. net income for purposes of diluted earnings per share. Diluted earnings (loss) per share for the nine months ended March 31, 2018 was previously stated at ($0.84) per share and has been corrected to $0.79 per share. We believe the correction is immaterial and the corrected amount had no impact on our overall financial condition, results of operations or cash flows.

The following table provides certain Non-GAAP financial measures for the nine months ended March 31, 2019 and 2018 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Nine Months Ended March 31,
	2019		2019		2018
	As presented		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Certain Non-GAAP Financial Data:
Adjusted EBITDA	$418,197	34%	$385,127	31%	$394,951	32%
Non-GAAP Adjusted Fully Distributed Net Income	$260,026	21%	$235,555	19%	$222,284	18%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$1.97		$1.78		$1.61
The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Nine Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Net income	$260,586	$230,194	$156,934
Interest and investment loss, net	2,628	2,628	4,239
Income tax expense	23,689	21,011	257,560
Depreciation and amortization	64,182	64,182	52,401
Amortization of purchased intangible assets	41,770	41,770	41,597
EBITDA	392,855	359,785	512,731
Stock-based compensation	20,988	20,988	25,241
Acquisition related expenses	5,015	5,015	6,312
Strategic and financial restructuring expenses	—	—	1,652
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	612	612	531
Loss on disposal of long-lived assets	303	303	1,725
(Gain) loss on FFF put and call rights	(3,458)	(3,458)	18,674
Impairment on investments	—	—	5,002
Other expense	1,882	1,882	257
Adjusted EBITDA	$418,197	$385,127	$394,951

Income before income taxes	$284,275	$251,205	$414,494
Equity in net income of unconsolidated affiliates	(4,687)	(4,687)	(570)
Interest and investment loss, net	2,628	2,628	4,239
Loss on disposal of long-lived assets	303	303	1,725
Other (income) expense	(5,123)	(5,123)	14,486

	Nine Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Operating income	277,396	244,326	434,374
Depreciation and amortization	64,182	64,182	52,401
Amortization of purchased intangible assets	41,770	41,770	41,597
Stock-based compensation	20,988	20,988	25,241
Acquisition related expenses	5,015	5,015	6,312
Strategic and financial restructuring expenses	—	—	1,652
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	612	612	531
Equity in net income of unconsolidated affiliates	4,687	4,687	570
Impairment on investments	—	—	5,002
Deferred compensation plan income	1,076	1,076	3,004
Other expense, net	2,471	2,471	1,441
Adjusted EBITDA	$418,197	$385,127	$394,951

Segment Adjusted EBITDA:
Supply Chain Services	$403,149	$391,631	$392,930
Performance Services	100,910	79,358	85,865
Corporate	(85,862)	(85,862)	(83,844)
Adjusted EBITDA	$418,197	$385,127	$394,951

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the nine months ended March 31, 2019 and 2018 (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Nine Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Net income attributable to stockholders	$278,364	$252,985	$514,093
Adjustment of redeemable limited partners' capital to redemption amount	(178,910)	(164,609)	(511,301)
Net income attributable to non-controlling interest in Premier LP	161,132	141,818	154,142
Income tax expense	23,689	21,011	257,560
Amortization of purchased intangible assets	41,770	41,770	41,597
Stock-based compensation	20,988	20,988	25,241
Acquisition related expenses	5,015	5,015	6,312
Strategic and financial restructuring expenses	—	—	1,652
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)
ERP implementation expenses	612	612	531
Loss on disposal of long-lived assets	303	303	1,725
(Gain) loss on FFF put and call rights	(3,458)	(3,458)	18,674
Impairment on investments	—	—	5,002
Other expense	1,882	1,882	257
Non-GAAP adjusted fully distributed income before income taxes	351,387	318,317	338,311
Income tax expense on fully distributed income before income taxes (a)	91,361	82,762	116,027
Non-GAAP Adjusted Fully Distributed Net Income	$260,026	$235,555	$222,284

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	58,346	58,346	53,885
Potentially dilutive shares	934	934	551
Conversion of Class B common units	72,969	72,969	83,818
Weighted average fully distributed shares outstanding - diluted	132,249	132,249	138,254

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 34% of Non-GAAP adjusted fully distributed income before income taxes for the nine months ended March 31, 2019 and 2018, respectively.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the nine months ended March 31, 2019 and 2018. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Nine Months Ended March 31,
	2019	2019	2018
	As presented	Previous revenue standard	Previous revenue standard
Earnings per share attributable to stockholders	$4.77	$4.34	$9.54
Adjustment of redeemable limited partners' capital to redemption amount	(3.07)	(2.82)	(9.49)
Net income attributable to non-controlling interest in Premier LP	2.76	2.43	2.86
Income tax expense	0.41	0.36	4.78
Amortization of purchased intangible assets	0.72	0.72	0.77
Stock-based compensation	0.36	0.36	0.47
Acquisition related expenses	0.09	0.09	0.12
Strategic and financial restructuring expenses	—	—	0.03
Remeasurement of tax receivable agreement liabilities	—	—	(3.29)
ERP implementation expenses	0.01	0.01	0.01
Loss on disposal of long-lived assets	0.01	0.01	0.03
(Gain) loss on FFF put and call rights	(0.06)	(0.06)	0.35
Impairment on investments	—	—	0.09
Other expense	0.03	0.03	—
Impact of corporation taxes (a)	(1.57)	(1.42)	(2.14)
Impact of dilutive shares (b)	(2.49)	(2.27)	(2.52)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$1.97	$1.78	$1.61

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% and 34% of Non-GAAP adjusted fully distributed income before income taxes for the nine months ended March 31, 2019 and 2018, respectively.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Nine Months Ended March 31, 2019 to 2018
Net Revenue
Net revenue increased $19.0 million to $1,246.3 million for the nine months ended March 31, 2019 from $1,227.3 million for the nine months ended March 31, 2018.
Net administrative fees revenue increased $20.3 million, or 4%, to $492.2 million for the nine months ended March 31, 2019 from$471.9 million for the nine months ended March 31, 2018 due in part to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the nine months ended March 31, 2019 under the Previous Revenue Standard increased $10.1 million, or 2%, to $482.0 million. The increase was primarily driven by further contract penetration of existing members, partially offset by higher revenue recoveries in the prior year. We expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts, additional members convert to our contract portfolio and we increase the number of contracts included in our overall portfolio.
Other services and support revenue increased $8.3 million, or 3%, to $282.7 million for the nine months ended March 31, 2019 from $274.4 million for the nine months ended March 31, 2018. Revenue growth was primarily driven by applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard. These increases were partially offset by the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but is now recognized on a net basis under the New Revenue Standard. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.

Product revenue decreased $9.6 million, or 2%, to $471.4 million for the nine months ended March 31, 2019 from $481.0 million for the nine months ended March 31, 2018. Growth in oncology and respiratory-related drug revenue and direct sourcing sales was more than offset by the $34.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business in conjunction with reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard. We expect our integrated pharmacy and direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Cost of revenue decreased $3.8 million, or 1% to $591.7 million for the nine months ended March 31, 2019 from $595.5 million for the nine months ended March 31, 2018.
Cost of services revenue decreased $8.1 million, or 6%, from the nine months ended March 31, 2018 to 2019, primarily driven by the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard, as well as a decrease in salaries and benefits in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year and a reduction in third party costs and billable expenses. These decreases were partially offset by increased amortization of internally-developed software applications. We expect cost of service revenue to increase to the extent we expand our performance improvement collaboratives and consulting services to members, continue to develop new and existing internally-developed software applications and expand our product offerings.
Cost of product revenue increased $4.4 million, or 1%, from the nine months ended March 31, 2018 to 2019, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program. We expect our cost of product revenue to increase to the extent we are able to sell additional integrated pharmacy and direct-sourced medical products to new and existing members and enroll additional members into our integrated pharmacy program. Increases in cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Other Operating Income
Other operating income decreased $177.2 million from the nine months ended March 31, 2018 to 2019 as a result of the remeasurement of TRA liabilities in the prior year, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities.
Operating Expenses
Operating expenses increased $2.5 million to $377.2 million for the nine months ended March 31, 2019 from $374.7 million for the nine months ended March 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased $2.6 million from the nine months ended March 31, 2018 to 2019 primarily due to increased amortization of internally-developed software applications, higher bad debt expense in the current year, expenses related to the Stanson acquisition, and increased information technology purchases. These increases were partially offset by reduced salaries and benefits expenses, a decrease in stock-based compensation expense associated with anticipated achievement of certain performance targets, and the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue.
Research and Development
Research and development expenses decreased $0.2 million from the nine months ended March 31, 2018 to 2019. Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased $0.2 million from the nine months ended March 31, 2018 to 2019, primarily driven by additional amortization of purchased intangible assets related to the Stanson acquisition. As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Other Income (Expense), Net
Other income (expense), net increased $26.8 million to $6.9 million for the nine months ended March 31, 2019 from $(19.9) million for the nine months ended March 31, 2018, primarily driven by the gain on the FFF put and call rights in the current fiscal year compared to the loss in the prior fiscal year (see Note 5 - Fair Value Measurements) as well as a reduction of expense related to the impairment of the Company's investment in PharmaPoint in the prior fiscal year.
Income Tax Expense
For the nine months ended March 31, 2019 and 2018, we recorded tax expense of $23.7 million and $257.6 million, respectively, which equates to effective tax rates of 8% and 62%, respectively. The decrease in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes and reductions in valuation allowances against deferred tax assets at PHSI. See Note 14 - Income Taxes for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased $7.0 million, or 4.5%, to $161.1 million for the nine months ended March 31, 2019 from $154.1 million for the nine months ended March 31, 2018, primarily attributable to an increase in income of Premier LP, partially offset by a decrease in non-controlling ownership percentage in Premier LP to 51% from 60%.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $23.2 million, or 6%, to $418.2 million for the nine months ended March 31, 2019 from $395.0 million for the nine months ended March 31, 2018, primarily as a result of growth in net administrative fees revenue, increased other services and support revenue, decreases in cost of services revenue and decreased severance expense related to the workforce reduction executed in the prior year. These increases were partially offset by reimbursement compression in specialty pharmacy, an increase in product related costs in direct sourcing, higher bad debt expense in the current year, increased incentive plan expense, and increased information technology purchases.

Supply Chain Services - Comparison of the Nine Months Ended March 31, 2019 to 2018
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31, 2019
	2019	2019	2018
Supply Chain Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$492,229	$481,997	$471,946
Other services and support	9,442	12,309	8,470
Services	501,671	494,306	480,416
Products	471,393	506,455	480,997
Net revenue	973,064	1,000,761	961,413
Cost of revenue:
Services	144	4,090	3,524
Products	458,593	491,331	454,222
Cost of revenue	458,737	495,421	457,746
Gross profit	514,327	505,340	503,667
Operating expenses:
Selling, general and administrative	120,263	122,794	124,305
Amortization of purchased intangible assets	15,121	15,121	15,057
Operating expenses	135,384	137,915	139,362
Operating income	$378,943	$367,425	$364,305
Depreciation and amortization	1,420	1,420	1,109
Amortization of purchased intangible assets	15,121	15,121	15,057
Acquisition related expenses	1,578	1,578	6,522
Equity in net income of unconsolidated affiliates	4,307	4,307	1,334
Impairment on investments	—	—	4,002
Other expense, net	1,780	1,780	601
Non-GAAP Segment Adjusted EBITDA	$403,149	$391,631	$392,930
Net Revenue
Supply Chain Services segment net revenue increased $11.7 million to $973.1 million for the nine months ended March 31, 2019 from $961.4 million for the nine months ended March 31, 2018.
Net administrative fees revenue increased $20.3 million, or 4%, to $492.2 million for the nine months ended March 31, 2019 from $471.9 million for the nine months ended March 31, 2018 primarily due to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the nine months ended March 31, 2019 under the Previous Revenue Standard increased $10.1 million, or 2%, to $482.0 million. The increase was primarily driven by further contract penetration of existing members, partially offset by higher revenue recoveries in the prior year.
Other services and support revenue increased $1.1 million, or 14%, to $9.4 million for the three months ended March 31, 2019 from $8.5 million for the three months ended March 31, 2018. Growth in service fees from our academic initiative was offset by the impact of revenue recognition under the New Revenue Standard related to our partnership with a third party to provide pharmacy benefit management services.
Product revenue decreased $9.6 million, or 2%, to $471.4 million for the nine months ended March 31, 2019 from $481.0 million for the nine months ended March 31, 2018. Growth in oncology and respiratory-related drug revenue and direct sourcing sales was more than offset by the $34.9 million impact of revenue recognition under the New Revenue Standard related to our 340B federal discount prescription drug program and to a lesser extent to the direct sourcing business, as well as reimbursement compression in our specialty pharmacy business. 340B revenue, as well as distributor fees associated with direct sourcing revenue, were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $1.0 million, to $458.7 million for the nine months ended March 31, 2019 from $457.7 million for the nine months ended March 31, 2018.
Cost of service revenue decreased $3.4 million, or 96%, the nine months ended March 31, 2018 to 2019, driven by the historical recognition of integrated pharmacy and other services and support revenue and its associated costs on a gross basis under the Previous Revenue Standard which is now recorded on a net basis under the New Revenue Standard.
Cost of product revenue increased $4.4 million, or 1%, from the nine months ended March 31, 2018 to 2019, primarily driven by the growth in revenues associated with our integrated pharmacy business and direct sourcing sales. This increase was partially offset by the impact of the New Revenue Standard on our 340B federal discount prescription drug program.
Operating Expenses
Supply Chain Services segment operating expenses decreased $4.0 million, or 3%, to $135.4 million for the nine months ended March 31, 2019 from $139.4 million for the nine months ended March 31, 2018.
Selling, general and administrative expenses decreased $4.0 million, or 3%, from the nine months ended March 31, 2018 to 2019 primarily driven by the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue, decreased general overhead expenses in the current year and the impact of costs incurred in the prior year associated with the integration of previous acquisitions.
Amortization of purchased intangible assets remained flat, increasing $0.1 million from the nine months ended March 31, 2018 to 2019.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $10.2 million, or 3%, to $403.1 million for the nine months ended March 31, 2019 from $392.9 million for the nine months ended March 31, 2018. This increase was primarily a result of growth in net administrative fees revenue partially offset by increased product costs and reimbursement compression in our integrated pharmacy business.

Performance Services - Comparison of the Nine Months Ended March 31, 2019 to 2018
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31,
	2019	2019	2018
Performance Services	As presented	Previous revenue standard	Previous revenue standard
Net revenue:
Other services and support	$273,214	$254,440	$265,887
Net revenue	273,214	254,440	265,887
Cost of revenue:
Services	132,962	134,858	137,705
Cost of revenue	132,962	134,858	137,705
Gross profit	140,252	119,582	128,182
Operating expenses:
Selling, general and administrative	96,901	97,783	86,054
Research and development	924	924	1,099
Amortization of purchased intangible assets	26,649	26,649	26,540
Operating expenses	124,474	125,356	113,693
Operating income (loss)	$15,778	$(5,774)	$14,489
Depreciation and amortization	54,559	54,559	44,553
Amortization of purchased intangible assets	26,649	26,649	26,540
Acquisition related expenses	3,437	3,437	(209)
Acquisition related adjustment - revenue	—	—	257
Equity in net income (loss) of unconsolidated affiliates	380	380	(765)
Impairment on investments	—	—	1,000
Other expense	107	107	—
Non-GAAP Segment Adjusted EBITDA	$100,910	$79,358	$85,865
Net Revenue
Other services and support revenue increased $7.3 million, or 3%, to $273.2 million for the nine months ended March 31, 2019 from $265.9 million for the nine months ended March 31, 2018. Revenue growth was primarily driven by applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard. These increases were partially offset by the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but is now recognized on a net basis under the New Revenue Standard.
Cost of Revenue
Performance Services segment cost of revenue decreased $4.7 million, or 3%, to $133.0 million for the nine months ended March 31, 2019 from $137.7 million for the nine months ended March 31, 2018, primarily driven by the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard, as well as a decrease in salaries and benefits in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year and a reduction in third party costs and billable expenses. These decreases were partially offset by increased amortization of internally-developed software applications.

Operating Expenses
Performance Services segment operating expenses increased $10.8 million, or 9%, to $124.5 million for the nine months ended March 31, 2019 from $113.7 million for the nine months ended March 31, 2018.
Selling, general and administrative expenses increased $10.8 million, or 13%, from the nine months ended March 31, 2018 to 2019 primarily driven by increased amortization of internally-developed software applications, expenses associated with the acquisition of Stanson, increased salaries and benefits expense and higher bad debt expense in the current year.
Amortization of purchased intangible assets remained relatively flat, increasing $0.1 million from the nine months ended March 31, 2018 to 2019, primarily driven by additional amortization of purchased intangible assets related to the Stanson acquisition.
Segment Adjusted EBITDA
Segment Adjusted EBITDA increased $15.0 million to $100.9 million for the nine months ended March 31, 2019 from $85.9 million for the nine months ended March 31, 2018. This increase is primarily a result of increased other services and support revenue and decreased cost of service revenue, partially offset by increased bad debt expense.
Corporate - Comparison of the Nine Months Ended March 31, 2019 to 2018
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31,
Corporate	2019	2018
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$177,174
Other operating income	—	177,174
Operating expenses:
Selling, general and administrative	117,321	121,588
Research and development	4	6
Operating expenses	117,325	121,594
Operating (loss) income	$(117,325)	$55,580
Depreciation and amortization	8,203	6,739
Stock-based compensation	20,988	25,241
Strategic and financial restructuring expenses	—	1,652
Remeasurement of tax receivable agreement liabilities	—	(177,174)
ERP implementation expenses	612	531
Deferred compensation plan income	1,076	3,004
Other income	584	583
Non-GAAP Adjusted EBITDA	$(85,862)	$(83,844)
Other Operating Income
Other operating expenses decreased $177.2 million from the nine months ended March 31, 2018 to 2019 as a result of the remeasurement of TRA liabilities in the prior year, which was primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA. See "Member-Owner TRA" below for additional information related to the Company's TRA liabilities.
Operating Expenses
Corporate operating expenses decreased $4.3 million, or 4%, to $117.3 million for the nine months ended March 31, 2019 from $121.6 million for the nine months ended March 31, 2018.
Selling, general and administrative expenses decreased $4.3 million, or 4%, from the nine months ended March 31, 2018 to 2019, primarily driven by a decrease in salaries and benefits expense and a decrease in stock-based compensation expense associated with anticipated achievement of certain performance targets, partially offset by increased information technology purchases.

Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased $2.1 million, or 3%, from the nine months ended March 31, 2018 to 2019 primarily due to increased information technology purchases.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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
As of March 31, 2019 and June 30, 2018, we had cash and cash equivalents totaling $137.5 million and $152.4 million, respectively, and there were $150.0 million and $100.0 million in outstanding borrowings under the Credit Facility, respectively. In April 2019, the Company repaid $50.0 million of borrowings under the Credit Facility.
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
Discussion of Cash Flows for the Nine Months Ended March 31, 2019 and 2018
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net cash provided by:
Operating activities	$368,136	$369,734
Investing activities	(132,385)	(65,260)
Financing activities	(250,625)	(311,799)
Net decrease in cash and cash equivalents	$(14,874)	$(7,325)
Net cash provided by operating activities decreased $1.6 million from the nine months ended March 31, 2018 to 2019. Increases in net administrative fees were offset by increased product costs and reimbursement compression in our specialty pharmacy business.
Net cash used in investing activities increased $67.1 million from the nine months ended March 31, 2018 to 2019 driven primarily by the Stanson acquisition in November 2018.
Net cash used in financing activities decreased $61.2 million from the nine months ended March 31, 2018 to 2019. During the nine months ended March 31, 2019, cash outflows included $248.8 million repurchases of Class A common stock under our stock repurchase program, $44.7 million distributions to limited partners of Premier LP, and an $18.0 million TRA payment, partially offset by $50.0 million in proceeds from the Credit Facility. During the nine months ended March 31, 2018, cash outflows included $200.1 million repurchases of Class A common stock under our stock repurchase program, $66.1 million distributions to limited partners of Premier LP, $20.0 million payments, net of proceeds, under the Credit Facility, and a $16.7 million earn-out liability payment.

Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2019 and 2018
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$368,136	$369,734
Purchases of property and equipment	(70,117)	(65,260)
Distributions to limited partners of Premier LP	(44,746)	(66,098)
Payments to limited partners of Premier, LP related to tax receivable agreements (a)	(17,975)	—
Non-GAAP Free Cash Flow	$235,298	$238,376

(a)
The timing of tax receivable agreement ("TRA") payments shifted to July from June due to the change in our federal tax filing deadline, which was extended one month to April from March. As a result, we did not make a TRA payment in fiscal 2018.

For the nine months ended March 31, 2018 to 2019, Non-GAAP Free Cash Flow decreased $3.1 million driven by the $18.0 million TRA payment made to member owners during the current period, partially offset by a $21.4 million decrease in distributions to limited partners of Premier LP. See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At March 31, 2019, we had commitments of $8.2 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt in the accompanying condensed consolidated financial statements for more information.
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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At March 31, 2019, the interest rate for one-month Eurodollar Loans was 3.495% and the interest rate for Base Rate Loans was

5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had outstanding borrowings under the Credit Facility of $150.0 million at March 31, 2019.
In April 2019, the Company repaid $50.0 million of borrowings under the Credit Facility.
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
We had TRA liabilities of $341.4 million and $255.1 million at March 31, 2019 and June 30, 2018, respectively. The $86.3 million increase was primarily attributable to $114.9 million in increases in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2019 partially offset by $18.0 million in TRA payments and $10.7 million attributable to member departures during the nine months ended March 31, 2019.
Stock Repurchase Program
On May 7, 2018, the Company's Board of Directors approved the repurchase of up to $250.0 million of our Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. As of March 31, 2019, the Company completed its stock repurchase program, through which approximately 6.7 million shares of Class A common stock were purchased at an average price of $37.38 per share for a total purchase price of approximately $250.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At March 31, 2019, we had $150.0 million in outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. At March 31, 2019, the interest rate for three-month Eurodollar Loans was 3.495% and the interest rate for Base Rate Loans was 5.500%.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Stanson, which was acquired during the nine months ended March 31, 2019 and is included in our condensed consolidated financial statements as of March 31, 2019 and for the period from the acquisition date through March 31, 2019. The aggregate assets of Stanson were not material to the Condensed Consolidated Balance Sheet as of March 31, 2019. The net revenue generated by Stanson was not material to the Condensed Consolidated Income Statements for the three and nine months ended March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under "New Revenue Standard".
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
Item 1A. Risk Factors
During the quarter ended March 31, 2019, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2018, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal 2019 as part of a balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
January 1 through January 31, 2019	1,286,252	$38.89	1,286,252	$91
February 1 through February 28, 2019	1,112,268	$37.33	1,112,268	$49
March 1 through March 31, 2019	1,419,978	$34.50	1,419,978	$—
Total	3,818,498	$36.81	3,818,498	$—

(1)	Average price paid per share excludes fees and commissions.

(2)
From the stock repurchase program's inception through March 31, 2019, we purchased approximately 6.7 million shares of Class A common stock at an average price of $37.38 per share for a total of $250.0 million.

Item 5. Other Information.
Stock Repurchase Program Authorization
On May 7, 2019, the Company announced that its Board of Directors approved the repurchase of up to $300 million of the Company's Class A common stock during fiscal year 2020 through open market purchases or privately negotiated transactions. In order to initiate the repurchase program, the Company expects to execute the necessary agreements and documentation with one or more financial institutions during the next open trading window under the Company's insider trading policy. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding number of shares of Class A common stock, if any, purchased under the program. The Company will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the U.S. Securities and Exchange Commission. See "Cautionary Note Regarding Forward-Looking Statements."
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

PREMIER, INC.

Date:	May 7, 2019	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer