Form 10-K
period 2019-06-30
Premier, Inc.
filed 2019-08-23
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2019
Commission File Number 001-36092
 Premier, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2477140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13034 Ballantyne Corporate Place Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 357-0022
_____________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 Par Value	PINC	NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $2,185.4 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 16, 2019, there were 63,286,566 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding and 62,767,860 shares of the Registrant's Class B common stock, par value $0.000001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be held on or about December 6, 2019 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this annual report for the fiscal year ended June 30, 2019 for Premier, Inc. (this "Annual Report") that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

•	our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that may be considered medical devices;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	our ability to comply with the NASDAQ corporate governance guidelines triggered by the loss on our "controlled company" status in a timely manner;

•	the terms of agreements between us and our member owners;

•
payments made under the TRAs to Premier LP's limited partners and our ability to realize the expected tax benefits related to the acquisition of Class B common units of Premier LP (the "Class B common units") from Premier LP's limited partners;

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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as "Acro Pharmaceutical Services," "ASCEND," "Aperek," "CECity," "Essensa," "Healthcare Insights," "Innovatix," "Meddius," "MEMdata," "Premier," "PremierConnect," "PremierPro," "QUEST," "STOCKD," "SYMMEDrx," "S2S Global," and "TheraDoc," which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
Our Company
Premier, Inc., incorporated in Delaware on May 14, 2013, is owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States, and by public stockholders. Together with our subsidiaries and affiliates, we are a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare, as of June 30, 2019. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value based care software-as-a-service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of June 30, 2019, we were controlled by 158 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,450 owned, leased and managed acute care facilities in addition to other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2019, the Class A common stock and Class B common stock represented approximately 49% and 51%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock is held beneficially by our member owners and all of our Class A common stock is held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges of Class B common units of Premier LP pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering ("IPO") on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information).
As a result of exchanges under the Exchange Agreement, as of July 31, 2019, the Class A common stock and Class B common stock represented approximately 50.2% and 49.8%, respectively, of our combined Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represents the majority of our outstanding common stock. Since the holders of Class B stock no longer hold more than 50% of the voting power for the election of directors, the Company no longer qualifies for the "controlled company" exemption as defined by NASDAQ. As a result, we must comply with all general NASDAQ corporate governance guidelines. In anticipation of the change in controlled company status, we have been planning for this evolution and expect to comply with all NASDAQ general corporate governance guidelines in a timely manner, including having a majority of independent directors on the Board of Directors within one year.
As a healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with our member hospitals, health systems and other healthcare organizations. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical proprietary data and encourages member participation in the development and introduction of new Premier products and services. Our interaction with our members provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly within the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise and customer engagement required to accelerate innovation, provide differentiated solutions and facilitate growth.
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

Our business model and solutions are designed to provide our members with access to scale efficiencies while focusing on optimization of information resources and cost containment, derive intelligence from our anonymized data provided by our members in our enterprise data warehouse, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management and manage our business through two reportable business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our GPO and direct sourcing activities. The Performance Services segment includes our SaaS informatics products, collaboratives, consulting services, government services and insurance management services businesses.
Recent Developments
Acquisition of Stanson
On November 9, 2018, we acquired 100% of the outstanding capital stock in Stanson Health, Inc. ("Stanson") for an adjusted purchase price of $55.4 million. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the consolidated financial statements included in this Annual Report for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, we completed the sale of prescription files and records and certain other assets used in our specialty pharmacy business for $22.3 million. We also received $7.6 million related to the sale of a portion of our pharmaceutical inventory on June 10, 2019 and $3.6 million in the first quarter of fiscal year 2020 primarily in connection with the sale of our remaining pharmaceutical inventory. In addition, during the fourth quarter of fiscal year 2019, we finalized and commenced a plan to wind down and exit from the specialty pharmacy business. We recognized non-cash impairment charges of $80.4 million during the year ended June 30, 2019 related to goodwill, purchased intangibles and other assets of the specialty pharmacy business that were not sold or did not have an alternative use.
We met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in this Annual Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the consolidated financial statements included in this Annual Report for further information.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services, or CMS, healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.5% per year for the period 2018-2027, reaching 19.4% of gross domestic product, or GDP, by 2027. According to data from the 2016 American Hospital Association's Annual Survey, published in the 2019 edition of the AHA Hospital Statistics™, there were approximately 5,300 U.S. community hospitals with approximately 798,900 staffed beds in the United States. Of these acute care facilities, approximately 3,500 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2018 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were approximately 673,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities, further developing and enhancing integrated delivery networks.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be approximately $1.3 trillion, or approximately 33% of total healthcare expenditures, in 2019. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent a significant portion of a hospital's budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service supplies, and information technology, as well as appropriate resource utilization and increased operational efficiency.

From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating distributors, GPOs, pharmacy benefit managers, and retail, long-term care and integrated pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out significant inefficiencies and cost.
Healthcare Performance Services Industry
State and federal budget pressures from public healthcare spending, employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and population health management. As a result, the Department of Health and Human Services ("HHS") has embarked on an aggressive effort over the past two administrations to move from fee-for-service to alternative payment models ("APMs"). APMs, such as accountable care organizations ("ACOs") or bundled payment arrangements, make healthcare providers more accountable for cost and quality goals. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs. Even with the possibility of changes to the ACA, this movement has continued. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and population-based healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement and manage population health risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.
Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2019, our members included more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations. Approximately 400 individuals, representing more than 130 of our U.S. hospital members, sit on 28 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, at June 30, 2019, ten current or former senior executives from our U.S. hospital member owner systems served on our Board of Directors. Other than Acurity, Inc., an affiliate of GNYHA Purchasing Alliance, LLC ("GNYHA PA"), and its member organizations, which accounted for 10%, 10% and 9% of our net revenue in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, no individual member or member owner systems accounted for more than 5% of our net revenue in such periods. Total GPO purchasing volume by all members participating in our GPO was more than $61 billion and $60 billion for the calendar years 2018 and 2017, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2019	2018	2017	3 Year Average
GPO retention rate (a)	97%	98%	99%	98%
SaaS institutional renewal rate (b)	96%	97%	95%	96%

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

Our Business Segments
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management and manage our business through two business segments: Supply Chain Services and Performance Services, as addressed in Note 19 - Segments to the audited consolidated financial statements of this Annual Report. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® and SURPASS® collaboratives. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our national portfolio of approximately 2,500 contracts with approximately 1,300 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
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
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute care and alternate site settings. Our Premier Alternate Site Program, one of the largest in the United States, covers over 70 classes of trade with approximately 175,000 members as of June 30, 2019, and includes the following:
Premier Alternate Site.    Key classes of trade include long-term care dispensing pharmacies and senior living facilities, home IV infusion providers, home health and surgery centers. Premier Alternate Site GPO members have access to most of our GPO supplier contracts, including, but not limited to, pharmaceuticals, medical and surgical supplies, facilities, food and nutritional products and other purchased services.
Premier Business and Industry.    Key classes of trade include non-healthcare entities, such as education (e.g. K-12 schools, colleges and universities), hospitality, recreation (e.g. stadiums, parks and fairgrounds), and employee food programs. Our Business and Industry members have access to most of our GPO supplier contracts, including food service, facilities, informational services and administrative services.
Direct Sourcing.    Our direct sourcing business, SVS, LLC d/b/a S2S Global ("S2S Global"), was established to help our members access a diverse product portfolio and to provide transparency to manufacturing costs and competitive pricing to our members. Through our consolidated subsidiary, S2S Global, we facilitate the development of product specifications with our members, source or contract manufacture the products to member specifications and sell products directly to our members or suppliers. By engaging with our members at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefit our members by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities primarily under the PREMIERPRO® brand.
SaaS Informatics Products.   Members of our GPO have access to certain components of our PREMIERCONNECT Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below under "Our Business Segments - Performance Services".
ASCEND® Collaborative. Our ASCEND Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the Collaborative. Through our ASCEND Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2019, approximately 1,050 U.S. hospital members, which represent approximately 136,000 hospital beds, participated in the ASCEND Collaborative. These hospital member participants have identified approximately $430.0 million in additional savings as compared to their U.S. hospital peers not participating in the ASCEND Collaborative since its inception in 2009. For calendar year 2018, these member participants had approximately $21.0 billion in annual supply chain purchasing spend.
SURPASS® Collaborative. Our SURPASS Collaborative builds upon and complements our existing ASCEND Collaborative that drives even greater savings for members; at a correspondingly higher level of commitment.  The SURPASS Collaborative brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. The SURPASS Collaborative utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2019, a core group of nine members representing approximately 30,000 hospital beds participated in our SURPASS Collaborative. These hospital member participants have identified approximately $49 million in additional savings via their efforts in approximately 60 categories. The SURPASS Collaborative has another 100 categories slated for the coming year as well as select initiatives related to utilization and standardization.
E-Commerce Platform. Our E-Commerce platform, STOCKDTM, is part of our multi-channel supply chain strategy. Initially focused on our Alternate Site providers, this program will provide a marketplace where providers can purchase from Premier GPO suppliers utilizing a user-friendly e-commerce platform as the foundation for more efficient integrated delivery system ordering platform. We expect a number of additional key suppliers to participate in this initiative over time as providers look to a more convenient and less arduous approach to supply chain purchasing.
PROVIDEGXTM Program. The PROVIDEGX program identifies high-quality supply sources for drugs that are on or may be at risk of being added to the national drug shortage list or that are vulnerable to pricing volatility. The PROVIDEGX program is the next step in our ongoing effort to help facilitate the availability of high-quality products, including drugs for which there may be supply challenges.
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
PREMIERCONNECT® Platform:
We seek to deliver our healthcare cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management. Our PREMIERCONNECT platform allows us to deliver applications that are highly flexible and extendable across healthcare delivery systems. We leverage advanced data science in our informatics applications to help members make smarter cost and quality decisions. We also provide complete packaged integrations and connectors for our cloud-based solutions to operate in conjunction with legacy healthcare IT systems, which substantially reduces time, complexity and cost associated with integrations for our members.
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
PREMIERCONNECT Clinical Decision Support. The PREMIERCONNECT Clinical Decision Support domain enables integrated electronic health record workflow to help provide real-time, patient-specific best practices at the point of care.
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
We provide a data-driven approach and expertise to deliver targeted results in reducing costs, increasing margin and improving quality. Using various specialists and consultants, we provide wrap-around services for our major SaaS informatics products and our GPO to enhance the member value from these programs. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using our informatics tools and applications, these clinical performance consultants mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts typically lasting from less than a year to five years in duration.

Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST Collaborative, we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. The QUEST Collaborative builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to U.S. hospitals for high quality in several clinical areas and reported quality data on its website. The QUEST Collaborative currently targets improvements in the following domains: evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate U.S. hospital use and community health. Historically, there were approximately 350 participating U.S. hospitals in the QUEST 3.0 Collaborative, which sunset on December 31, 2016. In January 2017, we launched the QUEST 2020 Collaborative, which was expanded to include additional focus areas, and which will continue to operate for the next three years. As of June 30, 2019, there were more than 240 U.S. hospitals that have signed up for the QUEST 2020 Collaborative and that are working together to utilize our SaaS informatics products to develop highly standardized quality, safety and cost metrics. The QUEST Collaborative seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists elsewhere today. We believe that our members who participate in the QUEST Collaborative are better prepared to deal with evolving and uncertain healthcare reform requirements and, by improving in the domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members' Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members. As of June 30, 2019, we had over 120 U.S. hospitals participating in our Bundled Payment Collaborative.
The Population Health Management Collaboratives. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation Collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value based care and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2019, we had over 500 U.S. hospitals in 42 states participating in our PHM Collaborative.
Hospital Improvement and Innovation Network (formerly Partnership for Patients Collaborative). In September 2016, CMS awarded us a Partnership for Patients ("PfP") Hospital Improvement Innovation Network ("HIIN") contract to continue our prior Hospital Engagement Network efforts. The PfP initiative is a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form PfP to decrease preventable hospital-acquired conditions and readmissions. Our HIIN serves as a live learning lab for hospitals and utilizes HIIN partners to accelerate improvement efforts throughout multiple healthcare areas. As of June 30, 2019, we had approximately 500 U.S. hospitals participating in our HIIN Collaborative. Our three-year contract expired on June 27, 2019, and month-to-month funding has continued through August 2019 at a reduced level. However, the further continuation of this program is uncertain at this time.
Academic Collaborative. The Premier Academic Innovators Collaborative and the corresponding pharmacy and supply chain committees meet to advance and collaborate on academic health system-specific cost-related activities such as contract and pricing tier structures and opportunities to support aggregation that best support the needs of the academic health systems, explore strategies to foster greater clinical integration into the supply chain and value analysis decision-making process in academic health systems, explore opportunities to collaborate on clinically sensitive and new/breakthrough technology categories and establish sourcing strategies for academic health systems. As of June 30, 2019, approximately 60 academic health systems were Premier members, a subset of which participated in the Academic Collaborative in order to benefit the entirety of our academic membership.
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
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs and through product sales in connection with our direct sourcing activities. Our Performance Services segment has four main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives, (iii) professional fees for our consulting services, and (iv) licensing revenue.
Supply Chain Services
Pursuant to the terms of GPO participation agreements entered into by the member owners (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information), the overwhelming majority of our member owners currently receive revenue share from Premier LP equal to 30% of all gross administrative fees collected by Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts.
In addition, our two largest regional GPO member owners, which represented an aggregate of approximately 13% of our gross administrative fees revenue for the year ended June 30, 2019, each remit gross administrative fees collected by such member owner based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with such member owner's Premier GPO participation agreement, and receive revenue share from Premier LP equal to 30% of such gross administrative fees remitted to us.
Due to competitive market conditions, we have experienced, and expect to continue to experience requests, at times, to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume. Subject to certain early termination rights, these GPO participation agreements generally have five-year renewable terms that initially expire on September 30, 2023, although our two largest regional GPO member owners have entered into agreements with seven-year renewable terms that initially expire on September 30, 2020.
In general, our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (or September 30, 2022 in the case of five-year agreements), or sixth anniversary (or September 30, 2019 in the case of seven-year agreements), of the commencement of the then-current term, that such member owner does not want the GPO participation agreement to automatically renew upon the expiration of the then-current term. We are currently working with the member owners with initial seven-year terms to achieve renewal or extension of those agreements.
The terms and conditions of certain GPO participation agreements vary as a result of provisions in our pre-IPO arrangements with member owners that conflict with the provisions of our standard GPO participation agreements and which by the express terms of the GPO participation agreements are incorporated by reference and deemed controlling and will continue to remain in effect. In limited circumstances, Premier LP and certain member owners entered into GPO participation agreements at the time of the IPO with certain terms and conditions that vary from the standard form. The agreements were approved by the member agreement review committee of our Board of Directors, based upon regulatory constraints, pending merger and acquisition activity or other unusual circumstances affecting those member owners. In addition, some of our GPO participation agreements with member owners have been extended on terms that vary from their original terms.
In addition to our core base of approximately 2,500 acute care healthcare providers, our Premier Alternate Site Programs had approximately 175,000 active members as of June 30, 2019, which represents an increase of approximately 10,000 members, or 6%, over fiscal year 2018. A number of these alternate site members are affiliated, owned, leased, or managed by our member owners. As a result, these member owners have traditionally received a revenue share from us equal to approximately 30% of our collected gross administrative fees on their members' purchases.
In addition, certain alternate site non-owner members operate under contractual relationships that provide for a specific revenue share that differs from the aforementioned percentage that we generally provide to our member owners under the current GPO agreements. In fiscal year 2019, approximately 22,000 members had this type of contract.
In our group purchasing services activities, we also receive revenue in the form of a service fee for the provision of group purchasing and related services to the Academic Innovators Collaborative.

In our direct sourcing activities, we earn revenue from product sales, including sales from aggregated purchases of certain products, as well as, in some cases, service or licensing fees. Products are sold to our members through direct shipment and distributor and wholesale channels. Products are also sold to regional medical-surgical distributors and other non-healthcare industries (i.e., foodservice). We have contracts with our members that buy products through our direct shipment option. These contracts do not usually provide a guaranteed purchase or volume commitment requirement.
Performance Services
Performance Services revenue consists of SaaS informatics products subscriptions, certain perpetual and term licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of the healthcare system. Informatics subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 60 to 240 days following contract execution before the SaaS informatics products can be fully utilized by the member.
Revenue from performance improvement collaboratives and other service subscriptions that support our offerings in cost management, quality and safety and value-based care is recognized over the service period as the services are provided, which is generally one year.
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
Sales
We conduct sales through our embedded field force, our dedicated national sales team, our Premier Performance Partners consultants, and our Alternate Site team, collectively comprised of approximately 700 employees as of June 30, 2019.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2019, our field force was deployed to six geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.
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
Our Alternate Site team has approximately 100 internal and external sales representatives servicing these classes of trade. Many of the representatives provide a dual role of both enhancing contract penetration (selling current members additional contracts) as well as bringing on new providers to the program.
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
Research and Development
Our research and development ("R&D") expenditures primarily consist of our strategic investment in internally-developed software to develop new and enhance existing SaaS informatics products offerings and new product development in the areas of cost management, quality and safety and value based care. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
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
Through a combination of Governance, Risk and Compliance (GRC) resources, we have significantly improved our capability to (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to secure that the appropriate risk management standards are met, (iii) better ensure essential business functions remain available during a business disruption, and (iv) monitor and continually develop and update response plans to address potential weaknesses and IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations. We also maintain an operational security function that has a real time 24x7x365 response capability that triages incident management and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see "Item 1A. Risk Factors-We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties."
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
The primary competitors to our Supply Chain Services segment are other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Intalere Inc., Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and on-line retailers in this segment. Our direct sourcing activities compete primarily with private label offerings/programs, product manufacturers, and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Cerner Corporation, Change Healthcare, Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc. and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Navigant Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc.
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
We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under "Item 1A. Risk Factors" for a more detailed discussion.
Affordable Care Act (ACA)
The ACA is a sweeping regulatory measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of an innovation center to test and scale new APMs as well as the establishment of ACOs. These programs are creating fundamental changes in the delivery of healthcare. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Ongoing uncertainty regarding implementation of certain aspects of the ACA makes it difficult to predict the impact the ACA or state law proposals may have on our business. The Trump administration and Republican majorities in both houses of Congress have attempted, and may in the future attempt, to repeal, replace, modify or delay implementation of the ACA through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"), which eliminates the individual insurance mandate beginning in 2019.  On January 20, 2017, President Trump issued his first executive order titled "Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal," that directs federal regulators to begin dismantling the ACA through regulatory and policy-making processes and procedures, "to the maximum extent permitted by law." In June 2017, the House of Representatives passed legislation to repeal and replace the ACA, however in July 2017, the Senate rejected legislation to repeal and replace the ACA.  The 2018 election resulted in renewed uncertainty with the Democrats taking control of the House of Representatives, while the Senate remained Republican controlled. Moreover, there is currently a lawsuit brought by a group of state Attorney Generals challenging the constitutionality of the ACA. Any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business.
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
Our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members, we are a "business associate" of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into "business associate agreements" with our covered entity members. Such agreements must, among other things, provide adequate written assurances:

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
Corporate Compliance Department
We execute and maintain a compliance and ethics program that is designed to assist us and our employees conduct operations and activities ethically with the highest level of integrity and in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with education that has been developed to communicate our standards of conduct, compliance policies and procedures as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a third party toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics & Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.
Employees
As of June 30, 2019, we employed approximately 2,200 persons, approximately 40% of whom are based in our headquarters in Charlotte, North Carolina. None of our employees are working under a collective bargaining arrangement.
Available Information
We file or furnish, as applicable, annual, quarterly and current reports, proxy statements and other information with the SEC. You may access these reports and other information without charge at a website maintained by the SEC. The address of this site is https://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.
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

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. Before making an investment in our Class A common stock or other securities we may have outstanding from time to time, you should carefully consider the following risks, as well as the other information contained in this Annual Report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, an investment in our Class A common stock or other securities we may have outstanding from time to time could decline, and you may lose part or all of the value of your investment. This section does not describe all risks that are or may become applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled "Cautionary Note Regarding Forward-Looking Statements" for a discussion of such statements and their limitations. More detailed information concerning other risks or uncertainties we face, as well as the risk factors described below, is contained in other sections of this Annual Report.
Risks Related to Our Business
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under "Item 1 - Business - Competition." The primary competitors for our Supply Chain Services segment are other national and regional GPOs, including in certain cases GPOs owned by healthcare providers. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically-sophisticated entities, and includes information technology providers and consulting and outsourcing firms.
With respect to our products and services in both segments, we compete on the basis of several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of our products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors have larger scale, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our members and potential new members.
We also compete on the basis of price in both of our segments. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members, and increased revenue share obligations to members. In our Supply Chain Services segment, material increases in revenue share obligations to members could adversely impact our business, financial condition and results of operations. In this competitive environment, we cannot be certain that we will be able to retain our current members or expand our member base on historical terms, favorable terms or at all, and the failure to do so may adversely impact our business, financial condition and results of operations. Furthermore, if pricing on our other products and services experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members' organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or hospital system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate significantly increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
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
We have GPO participation agreements with all of our member owners. These GPO participation agreements are generally for a five-year term that expires on September 30, 2023. Our two largest regional GPO member owners have entered into agreements with seven-year terms that expire on September 30, 2020. These GPO participation agreements are generally terminable by either party, upon one year's prior written notice given at any time after the second anniversary of the then-current term, in addition to being terminable for cause. In addition, in general our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (in the case of five-year agreements), or sixth anniversary (in the case of seven-year agreements), of the then-current term, that such member owner does not want the GPO participation agreement to automatically renew upon the expiration of the then-current term. There can be no assurance that our members will not terminate their GPO participation agreements prior to the stated term or that the members will ultimately extend or renew their GPO participation agreements on the same or similar economic terms, or at all. Failure of these members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high-quality products and services; a failure in any of these areas may result in the loss of members. Furthermore, our ability to retain and expand member participation in our GPO programs depends upon our ability to provide overall value to members, including competitive revenue share arrangements, in an economically competitive environment. In addition, members may seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans, changes in their supply chain personnel or management, their acquisition, or economic conditions in general. When contracts are reduced, canceled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
We derive a significant portion of our revenues from our largest members, some of which are also GPOs that serve our members.
Our top five members, all of which are participants in our group purchasing programs, comprised approximately 21% of our consolidated net revenues for the year ended June 30, 2019, while our two largest regional GPO member owners represented in the aggregate approximately 13% of our gross administrative fee revenues for the year ended June 30, 2019. Additionally, our largest member, GNYHA, comprised approximately 10% of our consolidated net revenues for the same period. The sudden loss of any significant member or a number of smaller members that are participants in our group purchasing programs or a material change in revenue share or other economic terms we have with such member or members could materially and adversely affect our business, financial condition and results of operations. In addition, certain of our significant members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our Supply Chain Services segment and could materially and adversely affect our business, financial condition and results of operations.
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
In addition, CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs to the extent that such fees meet CMS's "bona fide service fee" definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, which could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us, which could have a material adverse effect on our member retention, business, financial condition and results of operations.

If we are unable to maintain our relationships with third-party providers or maintain or enter into new strategic alliances, we may be unable to grow our current base business.
Our business strategy includes entering into and maintaining strategic alliances and affiliations with leading service providers. These companies may pursue relationships with our competitors, develop or acquire products and services that compete with our products and services, experience financial difficulties, be acquired by one of our competitors or other third party or exit the healthcare industry, any of which may adversely affect our relationship with them. In addition, in many cases, these companies may terminate their relationships with us for any reason with limited or no notice. If existing relationships with third-party providers or strategic alliances are adversely impacted or are terminated or we are unable to enter into relationships with leading healthcare service providers and other GPOs, we may be unable to maintain or increase our industry presence or effectively execute our business strategy.
If we are not able to timely offer new and innovative products and services, we may not remain competitive and our revenue and results of operations may suffer.
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members' requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that members and potential new members will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity or are not effectively brought to market we may lose existing members and be unable to obtain new members and our results of operations may suffer.
Our acquisition activities could result in operating difficulties, dilution, unrecoverable costs and other negative consequences, any of which may adversely impact our financial condition and results of operations.
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms and acquired assets or businesses may not be successfully integrated into our operations or provide anticipated financial or operational benefits. Any acquisitions we complete will involve risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	failure of a selling party to produce all material information during the pre-acquisition due diligence process, or to meet their obligations under post-acquisition agreements;

•	potential liabilities of or claims against an acquired company or its assets, some of which may not become known until after the acquisition;

•	an acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such company into compliance;

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

•
unanticipated changes in market or industry practices that adversely impact our strategic and financial expectations of an acquired company, assets or business and require us to write-off or dispose of such acquired company, assets, or business;

•	the amortization of purchased intangible assets;

•	incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to the failure of certain acquisitions to realize expected benefits; and

•	diluting the share value and voting power of existing stockholders.
In addition, anticipated benefits of our previous and future acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, significant exit costs, contingent liabilities or amortization expenses, impairments or write-offs of goodwill and other intangible assets, any of which could harm our business, financial condition and results of operations. In addition, expenses associated with potential acquisitions, including, among others, due diligence costs, legal, accounting, technology and financial advisory fees, travel and internal resources utilization, can be significant. These expenses may be incurred regardless of whether any potential acquisition is completed. In instances where acquisitions are not ultimately completed, these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.
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
We participate in businesses and activities that are subject to substantial litigation. We are from time to time involved in litigation, which may include claims relating to contractual disputes, product liability, torts, personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. Additionally, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and other material limitations on our business. Furthermore, as a public company, we may become subject to stockholder derivative or other similar litigation.
From time to time, we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or to limit the plaintiff's choice of products to buy. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
We may become subject to additional litigation or governmental investigations in the future. These claims may result in significant defense costs or may compel us to pay significant fines, judgments or settlements, which, if uninsured, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, certain litigation matters could adversely impact our commercial reputation, which is critical for attracting and retaining customers, suppliers and member participation in our GPO programs. Further, stockholder and other litigation may result in adverse investor perception of our company, negatively impact our stock price and increase our cost of capital.
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
Our ability to deliver our Performance Services segment products, as well as operate our e-commerce business, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable

Internet access and services and reliable telephone, Wi-Fi, facsimile and pager systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We have also migrated some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

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
Moreover, our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we have migrated the majority of our data center operations to a third-party data-hosting facility. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
If our cyber and other security measures are breached or fail and unauthorized access to a member's data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur significant liabilities.
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
In addition to our cyber and other security measures, we rely upon our members as users of our system for key activities to promote security of the system and the data within it. On occasion, our members have failed to perform these activities. Failure of members to perform these activities may result in claims against us that could expose us to significant expense and harm our reputation. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. Any breach of our security could have a material adverse effect on our business, financial condition and results of operations.
Additionally, we require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive. If our members do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state, federal, or international privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain or are based upon such data and may prevent use of such data. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our business, financial condition and results of operations.
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our systems.
We expend significant capital to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of personal or patient data and protected health information stored in our information systems and the introduction of computer viruses, worms, malware, ransomware and other malicious software programs to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential members.
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
To date, we are not aware of having experienced a material cyber breach or attack. However, we may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures to stop or mitigate any potential damage in a timely manner. Given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
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
Our use of "open source" software could adversely affect our ability to sell our products and subject us to possible litigation.
The products or technologies acquired, licensed or developed by us may incorporate so-called "open source" software, and we may incorporate open source software into other products in the future. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations or litigation regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours. If an author or other party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations and could be subject to significant damages.
Our direct sourcing activities depend on contract manufacturing facilities located in various parts of the world, and any physical, financial, regulatory, environmental, labor or operational disruption or product quality issues could result in a reduction in sales volumes and the incurrence of substantial expenditures.
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in China, Malaysia, Thailand, Vietnam and Taiwan. Operations at these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, an earthquake, hurricane, flood, tsunami or other natural disaster or significant labor strikes, work stoppages or political unrest. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
A substantial portion of the manufacturing for our direct sourcing activities is conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China as well as trade disputes between China and the United States and the potential imposition of bilateral tariffs. The imposition of tariffs on products imported by us from China could require us to (i) increase prices to our members or (ii) locate suitable alternative manufacturing capacity and/or relocate our operations from China other countries. In the event we are unable to (i) increase our prices or (ii) find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on similar or favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources. Additionally, the facilities in Malaysia with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, and rising labor costs as a result of minimum wage laws, scheduling and overtime requirements.
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
In addition, we could be subject to claims of intellectual property infringement, misappropriation or other intellectual property violations as our applications' functionalities overlap with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property used in the conduct of our business or acquired by us. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Such claims also might require indemnification of our members at significant expense.
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
If we cannot refinance or replace our existing credit facility at maturity, it could have a material adverse effect on our ability to fund our ongoing cash requirements. Our indebtedness could adversely affect our business and our liquidity position.
We have a five-year $1 billion unsecured revolving credit facility. The credit facility also provides us the ability to incur incremental term loans and request an increase in the revolving commitments under the credit facility, up to an aggregate of $350.0 million, subject to the approval of the lenders under the credit facility. As of June 30, 2019, we had $25.0 million outstanding under this credit facility. Our current credit facility matures on November 9, 2023 and any outstanding indebtedness would be payable on or before that date. If we are not able to refinance or replace our existing credit facility at or before maturity or do so on acceptable terms, it would have a material adverse effect on our ability to fund our discretionary cash settlements of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock under any then-existing or future, if any, stock repurchase programs and acquisitions and related business investments.
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
The occurrence of any one of these events could cause us to incur increased borrowing costs and thus have a material adverse effect on our cost of capital, business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.
Our unsecured revolving credit facility contains, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The credit facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the credit facility includes cross-default provisions and requires us to meet specified financial ratios and tests. In addition, any debt securities we may issue or indebtedness we incur in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.
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
In March 2010, President Obama signed into law the ACA. The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. The ACA set the industry moving in a clear direction on access to health insurance, payment, quality and cost management. The 2016 election of Donald Trump with unified Republican control of government initially caused a significant re-direction of government policy and resulting uncertainty. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA. While efforts to repeal and replace the ACA failed to pass the Senate in 2017, continued regulatory changes impact the direction of the law, which impact both our member healthcare providers and our business. The 2018 election resulted in renewed uncertainty with the Democrats taking control of the House of Representatives, while the Senate remained Republican controlled. There is currently a lawsuit brought by a group of state Attorney Generals challenging the constitutionality of the ACA. This uncertainty as to the law's future, or the possible amendment or replacement of the law in the future, could adversely affect our business. Moreover, the Trump administration continues to advance new reforms related to value-based payment, the physician payment system, 340B, drug pricing, tariffs and the structure of healthcare regulation, which are apart from changes to the ACA. Taken together, this environment has created significant uncertainty on the overall outlook for the ACA, directions in state laws that also impact healthcare providers, as well as new regulatory challenges. Taken together, this environment is creating risks for healthcare providers and our business that could adversely affect our business and financial performance.
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
These laws and regulations may change rapidly and it is frequently unclear how they apply to our business. Errors in claims submitted by our pharmacy benefits management business, as well as errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information by our members may be determined or alleged to be in violation of these laws and regulations. Any failure of our businesses or our products or services to comply with these laws and regulations, or the assertion that any of our relationships with suppliers or members violated the Anti-Kickback Statute and therefore caused the submission of false or fraudulent claims, could (i) result in substantial civil or criminal liability, (ii) adversely affect demand for our services, (iii) invalidate all or portions of some of our member contracts, (iv) require us to change or terminate some portions of our business, (v) require us to refund portions of our services fees, (vi) cause us to be disqualified from serving members doing business with government payers, and (vii) have a material adverse effect on our business, financial condition and results of operations.

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
Our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." Most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members and accordingly, we are a "business associate" of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act of 2009 and Omnibus Rule in March 2013, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that any acquisition, access, use or disclosure of protected health information not permitted under the Privacy Rule requires notice to affected patients/beneficiaries and HHS.
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
In addition to our obligations under HIPAA there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving protected health information, which is not uniformly defined amongst the breach notification laws. Organizations must review each state's definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called "sensitive" health information, such as mental health, genetic testing results or HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
On June 28, 2018, California passed the California Consumer Privacy Act ("CCPA"), which imposes significant changes in data privacy regulation in response to consumer demand for better protection of personal data and privacy.   CCPA imposes consumer protections that are comparable to the European Union's General Data Protection Regulation ("GDPR") and is set to take effect on January 1, 2020.  In the wake of the CCPA's passage, approximately 15 other states have introduced similar privacy legislation.  Similar proposals are also being considered at the federal level.  The CCPA will apply to a wide range of businesses that handle Californians' personal information and is not limited in scope to entities that have physical operations in California.  It applies to for-profit entities "doing business" in the state that either: (i) have a gross annual revenue in excess of $25 million; or (ii) annually buy, receive for commercial purposes, sell or share for commercial purposes personal information of 50,000 or more California consumers, households or devices; or, (iii) derive 50% or more of their annual revenues from selling California consumers' personal information.  CCPA broadens the definition of personal information to include data elements not previously considered under any U.S. law, and we anticipate that we will have to comply with new requirements governing the collection, use and sharing of personal information, including updating the disclosures in our privacy notices, establishing processes for responding to consumer rights requests, observing restrictions on data monetization practices and potentially revisiting relationships with vendors that handle personal information on our behalf.  Violations of the CCPA are subject to enforcement by the California Attorney General's office, which can seek civil penalties of $2,500 for each violation or $7,500 for each intentional violation after notice and a 30-day opportunity to cure have been provided. Enforcement activities under the CCPA will be delayed until six months after publication of the Attorney General's implementation guidelines, or July 1, 2020, whichever is sooner.  Between now and January 1, 2020 there are likely to be amendments to the CCPA and it is therefore too early to assess the impact that compliance will have on our business.
The implementation of GDPR on May 25, 2018, a regulation in European Union ("EU") law on data protection and privacy for all individuals within the EU and the European Economic Area ("EEA"), can affect our obligations on the receipt, storage and use of personally identifiable information (Personal Data) attributed to individuals residing in the EU and EEA. GDPR applies to all enterprises, regardless of location, that are doing business in the EU, or that collect and analyze data tied to EU and EEA residents in connection with goods/services offered to such individuals. Some of our products and solutions are accessible internationally and such services collect Personal Data attributed to EU and EEA individuals when they engage in the use of our products and solutions. GDPR requires stringent technical and security controls surrounding the storage, use and disclosure of Personal Data, including the right to revoke consent to use, maintain, share or identify the individual through their Personal Data. GDPR is a regulation, not a directive; therefore it does not require national governments to pass any enabling legislation and is directly binding and applicable. Sanctions under GDPR for violations of certain provisions range from a warning in writing to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year for that organization, whichever is greater.
We are unable to predict what changes to HIPAA, the GDPR or other federal or state laws or regulations might be made in the future or how those changes could affect the demand for our products and services, our business or the associated costs of compliance.
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
The Food and Drug Administration ("FDA") has the authority to regulate products that meet the definition of a medical device under the Food, Drug and Cosmetic Act. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:

•	register our company and list our FDA-regulated products with the FDA;

•	obtain pre-market clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;

•	obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;

•	submit to inspections by the FDA; and

•
comply with various FDA regulations, including the agency's quality system regulation, medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations, corrections and removal reporting regulations, and post-market surveillance regulations.

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
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.'s liquidity and financial condition could be materially and adversely affected. In addition, our ability to purchase Class A common shares under any then existing share repurchase program is dependent on Premier LP's ability to make distributions to Premier, Inc. Furthermore, the declaration and payment of future dividends by us, if any, will be at the discretion of our Board of Directors and will depend on, among other things, financial results and cash flows from Premier LP's operations, our strategic plans and such other factors as our Board of Directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.
Different interests among our member owners or between our member owners and us, including with respect to related party transactions, could prevent us from achieving our business goals.
As of June 30, 2019, a majority of our Board of Directors was comprised of directors and executive officers of our member owners. Certain of our member owners could have business interests that may conflict with those of the other member owners, which may make it difficult for us to pursue strategic initiatives that require consensus among our member owners.
In addition, our relationship with our member owners, who are both our members and who, in the aggregate, own a significant percentage of our common stock and units of Premier LP, could create conflicts of interest among the member owners, or between the member owners and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our member owners. In addition, conflicts of interest may arise among the member owners based on certain allocations of net profits that the member owners may receive in proportion to their relative participation in our products and services. Except as set forth in the TRAs, the GPO participation agreements and the LP Agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a member owner or between member owners. If we are unable to resolve any actual or potential conflicts between us and a member owner, or if we are forced to resolve one or more conflicts on terms that are less favorable to us than if we were negotiating with an unaffiliated party, we may experience a material adverse effect on our business operations, financial condition and results of operations.
Our member owners are able to exercise significant control over us, including through the election of all of our directors.
As of June 30, 2019, a majority of the members of our Board of Directors are employees or former employees of member owners. In addition, our member owners beneficially own, in the aggregate, 100% of our outstanding shares of Premier, Inc. Class B common stock, (the "Class B common stock"), giving them control of approximately 51% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2019. Our member owners also own, from time to time, shares of our Class A common stock, thereby further increasing their aggregate voting power. Pursuant to the terms of a voting trust agreement (the "Voting Trust Agreement"), the trustee will vote all of the member owners' Class B common stock as a block in the manner determined by the plurality of the votes received by the trustee from the member owners for the election of directors to serve on our Board of Directors, and by a majority of the votes received by the trustee from the member owners for all other matters. As a result, as of June 30, 2019, our member owners have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, our member owners will be able to determine the outcome of or significantly influence substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our Board of Directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
In addition, at June 30, 2019 our member owners owned 100% of our outstanding Class B common units, representing approximately 51% of the outstanding partnership units of Premier LP. Because they hold their economic ownership interest in our business through Premier LP, rather than through Premier, Inc., due to the fact that shares of Class B common stock are not entitled to any economic rights, these member owners may have conflicting interests with holders of shares of our Class A common stock. For example, many of our member owners are not-for-profit organizations which, as a result of their tax-exempt status, could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new, or refinance existing, indebtedness, and whether and when Premier should terminate the TRAs and accelerate its obligations thereunder. In addition, the structuring of future transactions may be influenced by these member owners' tax or other considerations even where no similar benefit would accrue to us or our stockholders.
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
On July 31, 2019, as a result of the Class B common unit exchange process under the Exchange Agreement, the public investors held a majority of our combined outstanding Class A and Class B common stock, with member owners and public investors holding approximately 49.8% and 50.2% of such outstanding common stock, respectively. In addition, on July 31, 2019, member owners held approximately 49.8% of the outstanding common units Premier LP. Although member owners' Class B common stock and Class B common units now represent less than a majority ownership of Premier, Inc., and Premier LP, respectively, their continued ownership of a substantial amount of our common stock and common units (i) enables our member owners to continue to be able to significantly influence substantially all matters requiring action by our stockholders, including the election of directors, amendments to certain of our governance documents, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions and (ii) may continue to cause potential conflicts between member owners' Class B interest in Premier LP and holders of Class A common stock as discussed above.
As of June 30, 2019, we were exempt from certain corporate governance requirements because we are a "controlled company" within the meaning of NASDAQ rules. As a result, our stockholders do not have the protections afforded by these corporate governance requirements, which may make our Class A common stock less attractive to investors.
As of June 30, 2019, our member owners, acting as a group pursuant to the terms of the Voting Trust Agreement, owned more than 50% of the total voting power of our outstanding common stock and we were a "controlled company" under NASDAQ corporate governance standards. As a controlled company, we were not required by NASDAQ for continued listing of Class A common stock to (i) have a majority of independent directors, (ii) maintain an independent compensation committee or (iii) maintain an independent nominating function. Historically, we have taken advantage of all of these exemptions from the NASDAQ listing requirements. Accordingly, our stockholders did not have the same protection afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements applicable to non-controlled companies and the ability of our independent directors to influence our business policies and affairs may have been reduced. In addition, our status as a "controlled company" precluded certain institutional investors from investing in our Class A common stock, making our Class A common stock less attractive to other investors and thus adversely impact or harm our Class A common stock price.
As stated above, the holders of Class B common stock no longer hold more than 50% of the voting power for the election of directors. As a result, we must comply with all general NASDAQ corporate governance guidelines as we no longer qualify for the "controlled company" exemption as defined by NASDAQ rules. Although we are evaluating the composition of our Board of Directors and the committees thereof, if we are unable to comply with all NASDAQ general corporate governance guidelines in a timely manner, including having a majority of independent directors on the Board of Directors within one year, we may receive notice of potential delisting or ultimately be delisted from NASDAQ. In the event of such actions by NASDAQ, our Class A common stock will be less liquid, trade at a lower volume, be less attractive to investors and will likely trade at a materially lower price. Further, we may be subject to stockholder or other litigation as a result. In addition, during the one-year transition period and until we have met all the NASDAQ requirements, most of the risks set forth in the preceding paragraph will remain in place.
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
Assuming that Premier is able to timely realize anticipated tax benefits of tax basis adjustments from our IPO and subsequent exchanges, the future aggregate amount of payments to be made by us to the member owners is approximately $344.1 million as of June 30, 2019. Pursuant to the TRAs, payments are due to member owners to the extent that we recognize the tax benefits attributable to the initial purchase of Class B common units from the member owners in conjunction with the IPO and subsequent quarterly exchanges between us and our member owners.
The TRAs provide that, in the event we exercise our right to early termination or in the event of a change in control or a material breach by us of our obligations, the agreements will terminate and we will be required to make a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRAs. These payments could be substantial and could exceed the actual tax benefits that we eventually receive as a result of acquiring Class B common units from the member owners. In the event that we do not have available capital on hand or access to adequate funds to make these payments, our financial condition would be materially adversely impacted.
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

•
authorize our Board of Directors to issue "blank check" preferred stock in order to increase the aggregate number of outstanding shares of capital stock and thereby make a takeover more difficult and expensive;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•
do not permit stockholders to take action by written consent other than during the period in which we qualify as a "controlled company" within the meaning of NASDAQ rules, which qualification ceased on July 31, 2019;

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
We have identified material weaknesses in our internal controls over financial reporting in the past. Our future evaluation of our internal controls over financial reporting may identify additional material weaknesses that may cause us to (i) be unable to report our financial information on a timely basis or (ii) determine that our previously issued financial statements should no longer be relied upon because of a material error in such financial statements, and thereby result in adverse regulatory consequences, including sanctions by the SEC, violations of NASDAQ listing rules or stockholder litigation. In the event that we identify a material weakness in our internal control over financial reporting, we may need to amend previously reported financial statements and will be required to implement a remediation plan to address the identified weakness, which will likely result in our expending significant financial and personnel resources to remediate the identified weakness. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
The substantial number of shares of Class A common stock that will be eligible for sale upon exchange of Class B common units by our member owners in the near future could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale by our member owners will have on the market price of our Class A common stock from time to time. At June 30, 2019, we had 61,938,157 shares of our Class A common stock outstanding. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.
At June 30, 2019, there were 64,548,044 Class B common units of Premier LP outstanding. In connection with the IPO, Premier, Inc., Premier LP and the member owners entered into an Exchange Agreement. Under this agreement, subject to certain restrictions, commencing on October 31, 2014, and during each year thereafter, each member owner has the cumulative right to exchange up to one-seventh of the Premier LP Class B common units initially allocated to such member owner (or subsequently purchased by such member owner pursuant to the related right of first refusal set forth in the Exchange Agreement), for shares of our Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Audit and Compliance Committee of our Board of Directors, subject to certain restrictions. This exchange right can generally be exercised on a quarterly basis (subject to rights of first refusal in favor of the other holders of Class B common units and Premier LP). In November 2014, we filed a registration statement with the SEC that registered under the Securities Act the resale of shares of Class A common stock received under the Exchange Agreement and, accordingly, any Class A common shares exchanged for Class B common units would generally be freely tradeable. On October 31, 2019, the sixth tranche of Class B common units, representing 14,493,254 units, will become eligible for exchange. Including Class B common units already eligible for exchange as of the date of this Annual Report, a cumulative amount of 47,962,098 Class B common units are expected to be eligible for exchange on October 31, 2019. Exchange of a substantial amounts of these Class B common units for shares of our Class A common stock and/or the subsequent sale of such Class A common stock, or the perception that such exchanges and/or sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult.

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
As of June 30, 2019, we also occupy and lease smaller facilities in the following locations: El Segundo, California; San Diego, California; Washington, D.C.; Plantation, Florida; Overland Park, Kansas; New York, New York; Raleigh, North Carolina; Homestead, Pennsylvania; Sharon Hill, Pennsylvania; Memphis, Tennessee; College Station, Texas; Salt Lake City, Utah; and Charlottesville, Virginia. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs.
We generally conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. See Note 18 - Commitments and Contingencies to the accompanying audited consolidated financial statements for more information about our operating leases.

Item 3. Legal Proceedings
We participate in businesses that are subject to substantial litigation from time to time. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to contractual disputes, product liability, tort or personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business. Furthermore, as a public company, we may become subject to stockholder derivative or other similar litigation.
From time to time we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products to raise the prices for products and/or limit the plaintiff's choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 18 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "PINC." Our Class B common stock is not publicly traded.
Based on the records of our Class A common stock transfer agent, as of August 16, 2019, there were 63,286,566 shares of our Class A common stock issued and outstanding, held by 41 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 16, 2019, 62,767,860 shares of our Class B common stock are issued and outstanding, held by one holder of record, the trustee of the Class B common stock voting trust and beneficially owned by our 158 member owners.
Dividend Policy
We did not pay any dividends during the fiscal years ended June 30, 2019 and 2018. Although we continually evaluate the best use of capital to deliver shareholder return, we have not historically and do not have current plans to pay any dividends on our Class A common stock. Furthermore, shares of our Class B common stock are not entitled to any dividend payments. The payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2019 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Equity Compensation Plan Information, incorporated herein by reference.
Purchases of Equity Securities
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. No repurchases have been made to date pursuant to this authorization. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding the number of shares of Class A common stock, if any, purchased under the program. Purchases, if any, are expected to be made in compliance with federal and state securities and other laws from time to time in open market transactions, privately negotiated transactions, or other transactions, at our discretion, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the U.S. Securities and Exchange Commission. See "Cautionary Note Regarding Forward-Looking Statements."
On May 7, 2018, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. During the third quarter of fiscal year 2019, we completed our 2019 stock repurchase program, and no repurchases were made during any month of the fourth quarter of fiscal year 2019. During fiscal year 2019, we purchased an aggregate of approximately 6.7 million shares of Class A common stock at an average price of $37.38 per share for a total purchase price of approximately $250.0 million under our fiscal year 2019 stock repurchase program. In addition, during the year ended June 30, 2019, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock during fiscal year 2018 as part of a balanced capital deployment strategy. During fiscal year 2018, we purchased an aggregate of approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million under our fiscal year 2018 stock repurchase program. In addition, during the year ended June 30, 2018, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.

Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2014, in each of:

•	our Class A common stock;

•	the NASDAQ Composite stock index ("NASDAQ Composite Index");

•	a customized peer group of 12 companies selected by us that we believe is better aligned with our company (the "Peer Group"); and

•	a customized peer group of companies previously used by us (the "Prior Peer Group").
We have used the Peer Group, a group selected in good faith and used by our compensation committee for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and selected the companies in our fiscal year 2019 Peer Group in April 2018. Our compensation committee determined it appropriate to reconfigure our peer group to a more representative group of appropriately sized companies that reflect our diverse and growing business model.  As the companies in our Peer Group change, our compensation committee will continue to review and reconfigure our Peer Group as applicable.
The Peer Group consists of the following 11 companies: Allscripts Healthcare Solutions Inc., athenahealth, Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., Magellan Health Inc., Navigant Consulting Inc., NextGen healthcare, Inc. (f/k/a Quality Systems, Inc.), Omnicell Inc., Owens & Minor Inc. and Patterson Companies Inc. The Prior Peer Group consisted of the following 12 companies: Advisory Board Company, Allscripts Healthcare Solutions Inc., athenahealth, Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., IHS Markit Ltd., Magellan Health Inc., Navigant Consulting Inc., NextGen Healthcare, Inc. (f/k/a Quality Systems, Inc.), Owens & Minor Inc. and Patterson Companies Inc. Compared to the Prior Peer Group, our current Peer Group includes: Omnicell Inc. and excludes IHS Markit Ltd, which was removed due to its relatively minimal focus on healthcare operations. We also removed Advisory Board Company, which was acquired in November 2017, and athenahealth, Inc., which was acquired in February 2019, from each of the Peer Group and Prior Peer Group graph lines below. We believe the stock prices of both of these companies during all or significant portion of our fiscal year 2018 and fiscal year 2019 reflect a trading premium due to market activities unrelated to their ongoing business operations.
The information contained in the performance graph below shall not be deemed "soliciting material" or to be "filed" with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. Research Data Group, Inc. provided the data for the indices presented below. We assume no responsibility for the accuracy of the indices' data, but we are not aware of any reason to doubt its accuracy.

Value of Investment as of Stated Date:
Company/Index Name	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018	6/30/2019
Premier, Inc. Class A Common Stock (a)	$100.00	$132.62	$112.76	$124.14	$125.45	$134.86
NASDAQ Composite Index (a)	$100.00	$114.44	$112.51	$144.35	$178.42	$192.30
Prior Peer Group (a)(b)	$100.00	$116.28	$109.16	$122.59	$119.28	$140.06
Current Peer Group (a)(b)	$100.00	$119.70	$107.87	$117.07	$104.52	$121.88

(a)	Assumes $100 invested on June 30, 2014, including reinvestment of dividends. As noted above, we have not paid any cash dividends during the period covered by the graph.

(b)
As discussed above, excludes Advisory Board Company and athenahealth, Inc. We believe the stock prices of both of these companies during all or a significant portion of our fiscal year 2018 and fiscal year 2019 reflect a trading premium due to market activities unrelated to their ongoing business operations.

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Selected Financial Data
As of June 30, 2019, we, through our wholly-owned subsidiary, Premier Services, LLC, a Delaware limited liability company ("Premier GP"), held a controlling general partner interest of approximately 49% in, and, as a result, consolidated the financial statements of, Premier LP. The limited partners' ownership of Premier LP of approximately 51% at June 30, 2019 is reflected as redeemable limited partners' capital in the Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in our Consolidated Statements of Income and within comprehensive income attributable to non-controlling interest in the Consolidated Statements of Comprehensive Income.

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

	Year ended June 30,
	2019 (1, 2)	2018 (1)	2017 (1, 3)	2016 (1, 4)	2015 (1, 5)
Consolidated Statements of Income Data:
Net revenue	$1,217,638	$1,184,657	$1,066,238	$958,432	$822,438
Cost of revenue	$355,630	$341,997	$308,713	$262,338	$220,622
Other operating income (6)	$—	$177,174	$5,447	$4,818	$—
Operating expenses	$493,494	$479,475	$445,015	$432,387	$331,553
Other (expense) income, net (7)	$(375)	$(22,826)	$213,571	$18,934	$5,085
Net income from continuing operations (1)	$334,677	$258,007	$449,604	$236,558	$237,115
Loss from discontinued operations, net of tax (1)	$(50,598)	$(437)	$(127)	$(1,397)	$(2,330)
Net income	$284,079	$257,570	$449,477	$235,161	$234,785
Net income attributable to non-controlling interest (8)	$(174,959)	$(224,269)	$(336,052)	$(193,547)	$(196,042)
Adjustment of redeemable limited partners' capital to redemption amount	$(118,064)	$157,581	$(37,176)	$776,750	$(904,035)
Net (loss) income attributable to stockholders	$(8,944)	$190,882	$76,249	$818,364	$(865,292)

Per Share Data:
Weighted average shares outstanding:
Basic	59,188	53,518	49,654	42,368	35,681
Diluted	60,269	137,340	50,374	145,308	35,681

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$0.27	$3.57	$1.54	$19.33	$(24.23)
Discontinued operations	(0.42)	0.00	0.00	(0.01)	(0.02)
Basic (loss) earnings per share attributable to stockholders	$(0.15)	$3.57	$1.54	$19.32	$(24.25)

Diluted earnings (loss) per share
Continuing operations	$0.27	$1.37	$1.51	$0.98	$(24.23)
Discontinued operations	(0.42)	(0.01)	0.00	(0.01)	(0.02)
Diluted (loss) earnings per share attributable to stockholders	$(0.15)	$1.36	$1.51	$0.97	$(24.25)

	June 30,
Consolidated Balance Sheets Data:	2019	2018	2017	2016	2015
Cash, cash equivalents and marketable securities, current	$141,055	$152,386	$156,735	$248,817	$387,189
Working capital (deficit) (9)	$156,022	$(20,264)	$(162,775)	$136,827	$275,533
Property and equipment, net	$205,108	$205,349	$185,133	$170,805	$142,804
Total assets	$2,569,567	$2,312,216	$2,507,836	$1,855,383	$1,530,191
Deferred revenue (10)	$35,623	$39,785	$44,443	$54,498	$39,824
Total liabilities	$908,547	$818,870	$1,031,506	$669,614	$568,461
Redeemable limited partners' capital (11)	$2,523,270	$2,920,410	$3,138,583	$3,137,230	$4,079,832
Class A common stock	$644	$575	$519	$460	$377
Treasury stock, at cost (12)	$(87,220)	$(150,058)	$—	$—	$—
Additional paid-in capital	$—	$—	$—	$—	$—
Accumulated deficit	$(775,674)	$(1,277,581)	$(1,662,772)	$(1,951,878)	$(3,118,474)
Total stockholders' deficit	$(862,250)	$(1,427,064)	$(1,662,253)	$(1,951,461)	$(3,118,102)

(1)
Results have been retrospectively adjusted to reflect the specialty pharmacy business as a discontinued operation for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the audited consolidated financial statements of this Annual Report for further information.

(2)
Amounts include the results of operations of Stanson Health, Inc. ("Stanson") from November 9, 2018, the date of acquisition of all of the outstanding common stock of Stanson. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to the acquisition completed during the year ended June 30, 2019.

(3)
Amounts include the results of operations of (i) Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") from August 23, 2016, the date of acquisition of all of the membership interests of Acro Pharmaceuticals, retrospectively adjusted to be reflected as a discontinued operation, and (ii) Innovatix and Essensa from December 2, 2016, the date of acquisition of all the membership interests of Innovatix and Essensa. Prior to December 2, 2016, we held 50% of the membership interests in Innovatix, and reported equity in net income of Innovatix within other income (expense), net in the Consolidated Statements of Income. See Note 3 - Business Acquisitions to the audited consolidated financial statements of this Annual Report for further information related to acquisitions completed during the year ended June 30, 2017.

(4)
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

(5)
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

(6)
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

(7)
Other (expense) income, net, consists primarily of a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 which occurred during the year ended June 30, 2017. In addition, other income (expense), net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix (see Note 5 - Investments). Other (expense) income, net, also includes net changes in the fair values of the FFF put and call rights (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and realized gains and losses on our marketable securities.

(8)
Net income attributable to non-controlling interest includes net income attributable to non-controlling interest in Premier LP and, for the year ended June 30, 2015, net income attributable to non-controlling interest in S2S Global. Net income attributable to non-controlling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 51% at June 30, 2019, and may change each period as member ownership changes.

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

(9)
Working capital represents the excess (deficit) of total current assets less total current liabilities attributable to continuing operations. At June 30, 2017 and 2018, working capital deficit includes the $228.0 million and $100.3 million current portion of long-term debt, respectively, which is recorded within current liabilities.

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

(12)
Pursuant to our previously announced fiscal year 2018 and fiscal year 2019 stock repurchase programs, we purchased approximately 6.4 million and 6.7 million shares of Class A common stock, respectively, at an average price of $31.16 and $37.38 per share, respectively, for a total purchase price of $200.0 million during fiscal year 2018 and $250.0 million during fiscal year 2019. We used 1.6 million and 9.0 million treasury shares to settle the exchange of Class B common units during the years ended June 30, 2018 and 2019, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report. Unless otherwise indicated, information in Management's Discussion and Analysis of Financial Condition and Results of Operations has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the consolidated financial statements included in this Annual Report for further information.

Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare performance improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of June 30, 2019, we were controlled by 158 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,450 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2019, the Class A common stock and Class B common stock represented approximately 49% and 51%, respectively, of our combined Class A and Class B common stock. All of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to the Exchange Agreement .
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Net revenue	$1,217,638	$1,184,657	$1,066,238
Net income from continuing operations	$334,677	$258,007	$449,604
Non-GAAP Adjusted EBITDA	$561,042	$539,520	$498,244
See "Our Use of Non-GAAP Financial Measures" and "Results of Operations" below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income from continuing operations to Non-GAAP Adjusted EBITDA.
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
Segment net revenue was as follows (in thousands):

	Year Ended June 30,			Change				% of Net Revenue
Net revenue:	2019	2018	2017	2019		2018		2019	2018	2017
Supply Chain Services	$855,180	$823,978	$712,855	$31,202	4%	$111,123	16%	70%	70%	67%
Performance Services	362,458	360,679	353,383	1,779	—%	7,296	2%	30%	30%	33%
Net revenue	$1,217,638	$1,184,657	$1,066,238	$32,981	3%	$118,419	11%	100%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute, non-healthcare and alternate sites, and our direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and through product sales in connection with our direct sourcing activities.
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
Acquisitions and Divestitures
Acquisition of Stanson
On November 9, 2018, we acquired 100% of the outstanding capital stock in Stanson Health, Inc. ("Stanson") for an adjusted purchase price of $55.4 million. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow, to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the consolidated financial statements included in this Annual Report for further information.
Acquisition of Innovatix and Essensa
On December 2, 2016, we acquired the remaining 50% ownership interest of Innovatix, LLC ("Innovatix") that we did not already own, and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") for an adjusted purchase price of $336.0 million. Innovatix and Essensa specialize in group purchasing in the continuum of care market, or institutional healthcare providers that are outside the acute care hospital or health system. Innovatix and Essensa are reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the consolidated financial statements included in this Annual Report for further information.
Acquisition of Acro
On August 23, 2016, we acquired 100% of the membership interests in each of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for an adjusted purchase price of $62.9 million. Acro Pharmaceuticals was primarily a specialty pharmacy. See "Discontinued Operations" below for a discussion of the sale of certain assets of our specialty pharmacy business and Note 3 - Business Acquisitions and Note 4 - Discontinued Operations and Exit Activities to the consolidated financial statements included in this Annual Report for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, we completed the sale of prescription files and records and certain other assets used in our specialty pharmacy business for $22.3 million. We also received $7.6 million related to the sale of a portion of our pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of our remaining pharmaceutical inventory. In addition, during the fourth quarter of fiscal year 2019, we finalized and commenced a plan to wind down and exit from the specialty pharmacy business. We recognized non-cash impairment charges of $80.4 million during the year ended June 30, 2019 related to goodwill, purchased intangibles and other assets of the specialty pharmacy business that were not sold or did not have an alternative use.
We met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in this Annual Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the consolidated financial statements included in this Annual Report for further information.
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
Business Combinations
We account for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the Consolidated Statements of Income.
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
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized. We perform our annual goodwill impairment testing on the first day of the last fiscal quarter of its fiscal year unless impairment indicators are present which could require an interim impairment test.
Under accounting rules, we may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of our most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.
We early adopted ASU 2017-04 using the required prospective approach, effective April 1, 2019. Subsequent to the adoption of ASU 2017-04, a goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. We determine the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Our most recent annual impairment testing as of April 1, 2019 consisted of a quantitative assessment and did not result in any goodwill impairment charges. During the fourth quarter of fiscal year 2019, we performed an interim assessment of goodwill and other long-lived assets of the specialty pharmacy business for impairment following the announcement of our commitment to sell certain assets of the specialty pharmacy business and to wind down and exit the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
TRAs
We record tax receivable agreement ("TRA") liabilities based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the initial public offering ("IPO"). Tax payments under the TRA will be made to the member owners as we realize tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of

Class B common units into Class A common stock or cash between us and the member owners. Determining the estimated amount of tax savings we expect to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
Revenue Recognition
We account for a contract with a customer when the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Our contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts, and variable fees based on performance.
We only include estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult or subjective judgments, and to make estimates about the effect of matters inherently uncertain. As such, we may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when our experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to us, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
Although we believe that our approach in developing estimates and reliance on certain judgments and underlying inputs is reasonable, actual results could differ which may result in exposure of increases or decreases in revenue that could be material.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements (licensing fees, implementation fees, subscription fees, professional fees for consulting services, etc.).
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to our members. Revenue is generated through administrative fees received from suppliers and is included in service revenue in the accompanying Consolidated Statements of Income.
We, through our GPO programs, aggregate member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay us administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts we have negotiated. Administrative fees are variable consideration and are recognized as earned based upon estimated purchases by our members utilizing analytics based on historical member spend and updates for current trends and expectations. Administrative fees are estimated due to the difference in timing of when a member purchases on a supplier contract and when we receive the purchasing information. Member and supplier contracts substantiate persuasive evidence of an arrangement. We do not take title to the underlying equipment or products purchased by members through our GPO supplier contracts. Administrative fee revenue receivable is included in contract assets in the accompanying Consolidated Balance Sheets.
We pay a revenue share equal to a percentage of gross administrative fees, which is estimated according to the members' contractual agreements with us using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.
Product Revenue
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
SaaS informatics subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Informatics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS informatics products. Implementation is generally 60 to 240 days following contract execution before the SaaS informatics products can be fully utilized by the member.
We sell certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized on a straight-line basis over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
Revenue from performance improvement collaboratives and other service subscriptions that support our offerings in cost management, quality and safety, and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives and other services subscriptions revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, we may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to our customers.
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
Multiple Deliverable Arrangements
We enter into agreements where the individual deliverables discussed above, such as SaaS subscriptions and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the stand-alone selling price when it is sold separately in a stand-alone arrangement.
Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or member payments received prior to fulfillment of our revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for Company-hosted SaaS applications are deferred until the customer's unique data records have been incorporated into the underlying software database, or until customer site-specific software has been implemented and the customer has access to the software. Deferred consulting fees arise upon invoicing to customers prior to services being performed.
Software Development Costs
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
Income Taxes
We account for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates as well as net operating losses and credit carryforwards, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets when, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized.
We prepare and file tax returns based on interpretations of tax laws and regulations. Our tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities.
In determining our tax expense for financial reporting purposes, we establish a reserve for uncertain income tax positions unless it is determined to be "more likely than not" that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return if we believe it is "more likely than not" that such tax positions would be sustained. There is considerable judgment involved in determining whether it is "more likely than not" that positions taken on the tax returns would be sustained.
We adjust tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserve and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies in the accompanying financial statements, which is incorporated herein by reference.

As further described in Note 2 - Significant Accounting Policies, we adopted Topic 606 ("New Revenue Standard") effective July 1, 2018 using the modified retrospective approach. The modified retrospective approach resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard").
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, consulting services and performance improvement collaborative subscriptions, and, to a lesser extent, service fees from our academic initiative. Product revenue consists of direct sourcing product sales, which are included in the Supply Chain Services segment.
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), direct sourcing revenue and managed service revenue.
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers, the number of members that utilize our GPO supplier contracts and the volume of their purchases, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing. Our managed services line of business is a fee for service model created to perform supply chain related services for members, including contract negotiation and administration, claims data and rebate processing and evaluation of current pharmacy formulary and utilization services provided in partnership with a national pharmacy benefit management company.
Performance Services
Performance Services revenue consists of SaaS informatics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services, insurance services management fees and commissions from endorsed commercial insurance programs.
Our Performance Services growth will depend upon the expansion of our SaaS informatics products, performance improvement collaboratives and consulting services to new and existing members, renewal of existing subscriptions to our SaaS and licensed informatics products, and our ability to generate additional applied sciences engagements and expand into new markets.
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS informatics along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amounts included within cost of service revenue include costs related to implementing SaaS informatics tools.
Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internal use software.
Cost of product revenue consists of purchase and shipment costs for direct sourced medical products. Our cost of product revenue is influenced by the manufacturing and transportation costs associated with direct sourced medical products.

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
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, business disposition related expenses, indirect costs such as insurance, professional fees and other general overhead expenses, and amortization of certain contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amounts included within selling, general and administrative expenses include sales commissions.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other (Expense) Income, Net
Other (expense) income, net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa on December 2, 2016, included our 50% ownership interest in Innovatix. In connection with the acquisition of Innovatix and Essensa during fiscal year 2017, we recorded a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value. Other (expense) income, net also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
Our income tax expense is attributable to the activities of the Premier, Inc., PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 16 - Income Taxes.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 14 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 16 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Consolidated Statements of Income) of the Premier, Inc., PHSI, and PSCI divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. Prior to the enactment of the TCJA, the rate used to compute the Non-GAAP Adjusted Fully Distributed Net Income was 39%. Effective as of January 1, 2018, we adjusted our fully distributed tax rate to 26% to determine Non-GAAP Adjusted Fully Distributed Net Income.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents the net loss associated with the sale of certain assets and wind down and exit of the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities to the consolidated financial statements included in this Annual Report for further information.

Net Income Attributable to Non-Controlling Interest
As of June 30, 2019, we owned an approximate 49% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was reduced from approximately 60% as of June 30, 2018 to approximately 51% as of June 30, 2019 as a result of completed quarterly exchanges pursuant to the Exchange Agreement offset by our share repurchase activities during fiscal years 2018 and 2019 (see Note 11 - Redeemable Limited Partners' Capital).
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
We define EBITDA as net income before loss from discontinued operations, net of tax, interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
We define Segment Adjusted EBITDA as the segment's net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iv) excluding the effect of non-recurring and non-cash items, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 13 - Earnings (Loss) Per Share).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, strategic and financial restructuring expenses, acquisition and disposition related expenses, remeasurement of TRA liabilities, ERP implementation expenses, acquisition related adjustment - revenue, remeasurement gain attributable to acquisition of Innovatix, LLC, loss on disposal of long-lived assets, loss on FFF put and call rights, impairment on investments, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.4 million during each of the years ended June 30, 2019, 2018 and 2017.
Acquisition and disposition related expenses
Acquisition related expenses include legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Strategic and financial restructuring expenses
This item represents legal, accounting and other expenses directly related to strategic and financial restructuring activities.
Remeasurement of TRA liabilities
We record TRA liabilities based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period, which are attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and subsequent exchanges by member owners of Class B common units into Class A common stock or cash. Tax payments made under the TRA will be made to the member owners as we realize tax benefits. Determining the estimated amount of tax savings we expect to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
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
The adjustment to TRA liabilities for the year ended June 30, 2018 is primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate, which occurred as a result of the TCJA that was enacted on December 22, 2017 (see Note 16 - Income Taxes). The adjustment to TRA liabilities for the year ended June 30, 2017 is primarily attributable to the increase in income apportioned to California and a 1.5% decrease in the North Carolina state income tax rate.
ERP implementation expenses
ERP implementation expenses represent implementation and other costs associated with the implementation of components of our enterprise resource planning ("ERP") system.
Acquisition related adjustment - revenue
Upon acquiring Innovatix and Essensa, we recorded a net $17.4 million purchase accounting adjustment to Adjusted EBITDA during the year ended June 30, 2017 that reflected the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.
This item also includes non-cash adjustments to deferred revenue of acquired entities of $0.3 million and $0.6 million for the years ended June 30, 2018 and 2017, respectively. Business combination accounting rules require us to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, our GAAP revenues for the one-year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues (see Note 19 - Segments).
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements.
Impairment on investments
See Note 5 - Investments.

Results of Operations for the Years Ended June 30, 2019, 2018 and 2017
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table summarizes our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2019		2019		2018		2017
	As presented		Previous revenue standard		Previous revenue standard		Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$662,462	55%	$654,312	55%	$643,839	54%	$557,468	52%
Other services and support	371,019	30%	358,467	30%	368,491	31%	360,406	34%
Services	1,033,481	85%	1,012,779	85%	1,012,330	85%	917,874	86%
Products	184,157	15%	180,233	15%	172,327	15%	148,364	14%
Net revenue	1,217,638	100%	1,193,012	100%	1,184,657	100%	1,066,238	100%
Cost of revenue:
Services	182,375	15%	189,144	15%	187,363	16%	182,186	17%
Products	173,255	14%	173,255	15%	154,634	13%	126,527	12%
Cost of revenue	355,630	29%	362,399	30%	341,997	29%	308,713	29%
Gross profit	862,008	71%	830,613	70%	842,660	71%	757,525	71%
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—%	—	—%	177,174	15%	5,447	1%
Other operating income	—	—%	—	—%	177,174	15%	5,447	1%
Operating expenses:
Selling, general and administrative	438,985	37%	444,944	38%	425,251	36%	395,786	37%
Research and development	1,224	—%	1,224	—%	1,423	—%	3,107	—%
Amortization of purchased intangible assets	53,285	4%	53,285	4%	52,801	4%	46,122	4%
Operating expenses	493,494	41%	499,453	42%	479,475	40%	445,015	42%
Operating income	368,514	30%	331,160	28%	540,359	46%	317,957	30%
Other (expense) income, net	(375)	—%	(375)	—%	(22,826)	(2)%	213,571	20%
Income before income taxes	368,139	30%	330,785	28%	517,533	44%	531,528	50%
Income tax expense	33,462	3%	31,590	3%	259,526	22%	81,924	8%
Net income from continuing operations	334,677	27%	299,195	25%	258,007	22%	449,604	42%
Loss from discontinued operations, net of tax	(50,598)	(4)%	(50,598)	(4)%	(437)	—%	(127)	—%
Net income	284,079	23%	248,597	21%	257,570	22%	449,477	42%
Net income from continuing operations attributable to non-controlling interest in Premier LP	(200,907)	(16)%	(178,480)	(15)%	(224,548)	(19)%	(336,128)	(32)%
Net income from discontinued operations attributable to non-controlling interest in Premier LP	25,948	2%	25,958	2%	279	—%	76	—%
Net income attributable to non-controlling interest in Premier LP	(174,959)	(14)%	(152,522)	(13)%	(224,269)	(19)%	(336,052)	(32)%
Adjustment of redeemable limited partners' capital to redemption amount	(118,064)	nm	(134,109)	nm	157,581	nm	(37,176)	nm
Net income attributable to stockholders	$(8,944)	nm	$(38,034)	nm	$190,882	nm	$76,249	nm

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard	Previous revenue standard	Previous revenue standard
Weighted average shares outstanding:
Basic	59,188	59,188	53,518	49,654
Diluted	60,269	59,188	137,340	50,374

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$0.27	$(0.22)	$3.57	$1.54
Discontinued operations	$(0.42)	$(0.42)	0.00	0.00
Basic (loss) earnings per share attributable to stockholders	(0.15)	(0.64)	$3.57	$1.54

Diluted earnings (loss) per share
Continuing operations	$0.27	$(0.22)	$1.37	$1.51
Discontinued operations	$(0.42)	$(0.42)	(0.01)	0.00
Diluted (loss) earnings per share attributable to stockholders	(0.15)	(0.64)	$1.36	$1.51
nm = not meaningful
The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2019		2019		2018		2017
	As presented		Previous revenue standard		Previous revenue standard		Previous revenue standard
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$561,042	46%	$523,688	44%	$539,520	46%	$498,244	47%
Adjusted Fully Distributed Net Income	$349,052	29%	$321,410	27%	$315,411	27%	$265,871	25%
Adjusted Fully Distributed Earnings Per Share	$2.66	nm	$2.45	nm	$2.30	nm	$1.88	nm
The following table provides the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard
Net income from continuing operations	$334,677	$299,195	$258,007	$449,604
Interest and investment loss, net	2,471	2,471	5,300	4,512
Income tax expense	33,462	31,590	259,526	81,924
Depreciation and amortization	86,879	86,879	70,264	57,878
Amortization of purchased intangible assets	53,285	53,285	52,801	46,122
EBITDA	510,774	473,420	645,898	640,040
Stock-based compensation	29,396	29,396	29,235	26,487

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard
Acquisition and disposition related expenses	13,154	13,154	8,335	15,790
Strategic and financial restructuring expenses	7	7	2,512	31
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)	(5,447)
ERP implementation expenses	872	872	1,000	2,028
Acquisition related adjustment - revenue	141	141	300	18,049
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(205,146)
Loss on disposal of long-lived assets	6,681	6,681	2,376	2,422
Loss on FFF put and call rights	17	17	22,036	3,935
Impairment on investments	—	—	5,002	—
Other expense	—	—	—	55
Adjusted EBITDA	$561,042	$523,688	$539,520	$498,244

Income before income taxes	$368,139	$330,785	$517,533	$531,528
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(205,146)
Equity in net income of unconsolidated affiliates	(5,658)	(5,658)	(1,174)	(14,745)
Interest and investment loss, net	2,471	2,471	5,300	4,512
Loss on disposal of long-lived assets	6,681	6,681	2,376	2,422
Other (income) expense	(3,119)	(3,119)	16,324	(614)
Operating income	368,514	331,160	540,359	317,957
Depreciation and amortization	86,879	86,879	70,264	57,878
Amortization of purchased intangible assets	53,285	53,285	52,801	46,122
Stock-based compensation	29,396	29,396	29,235	26,487
Acquisition and disposition related expenses	13,154	13,154	8,335	15,790
Strategic and financial restructuring expenses	7	7	2,512	31
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)	(5,447)
ERP implementation expenses	872	872	1,000	2,028
Acquisition related adjustment - revenue	141	141	300	18,049
Equity in net income of unconsolidated affiliates	5,658	5,658	1,174	14,745
Impairment on investments	—	—	5,002	—
Deferred compensation plan income	2,546	2,546	3,960	4,020
Other income	590	590	1,752	584
Adjusted EBITDA	$561,042	$523,688	$539,520	$498,244

Segment Adjusted EBITDA:
Supply Chain Services	$548,029	$538,537	$531,851	$490,416
Performance Services	129,147	101,285	123,429	121,090
Corporate	(116,134)	(116,134)	(115,760)	(113,262)
Adjusted EBITDA	$561,042	$523,688	$539,520	$498,244

The following table provides the reconciliation of net (loss) income attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard
Net (loss) income attributable to stockholders	$(8,944)	$(38,034)	$190,882	$76,249
Adjustment of redeemable limited partners' capital to redemption amount	118,064	134,109	(157,581)	37,176
Net income attributable to non-controlling interest in Premier LP	174,959	152,522	224,269	336,052
Loss from discontinued operations, net of tax	50,598	50,598	437	127
Income tax expense	33,462	31,590	259,526	81,924
Amortization of purchased intangible assets	53,285	53,285	52,801	46,122
Stock-based compensation	29,396	29,396	29,235	26,487
Acquisition and disposition related expenses	13,154	13,154	8,335	15,790
Strategic and financial restructuring expenses	7	7	2,512	31
Remeasurement of tax receivable agreement liabilities	—	—	(177,174)	(5,447)
ERP implementation expenses	872	872	1,000	2,028
Acquisition related adjustment - revenue	141	141	300	18,049
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(205,146)
Loss on disposal of long-lived assets	6,681	6,681	2,376	2,422
Loss on FFF put and call rights	17	17	22,036	3,935
Impairment on investments	—	—	5,002	—
Other expense	—	—	—	55
Non-GAAP adjusted fully distributed income before income taxes	471,692	434,338	463,956	435,854
Income tax expense on fully distributed income before income taxes (a)	122,640	112,928	148,545	169,983
Non-GAAP Adjusted Fully Distributed Net Income	$349,052	$321,410	$315,411	$265,871

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted average:
Common shares used for basic earnings per share and diluted earnings (loss) per share	59,188	59,188	53,518	49,654
Potentially dilutive shares	1,081	1,081	822	720
Conversion of Class B common units	70,827	70,827	83,000	90,816
Weighted average fully distributed shares outstanding - diluted	131,096	131,096	137,340	141,190

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed net income before income taxes for the year ended June 30, 2019, 32% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2018, and 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard
(Loss) earnings per share attributable to stockholders	$(0.15)	$(0.64)	$3.57	$1.54
Adjustment of redeemable limited partners' capital to redemption amount	1.99	2.27	(2.94)	0.75
Net income attributable to non-controlling interest in Premier LP	2.96	2.58	4.19	6.77
Loss from discontinued operations, net of tax	0.85	0.85	0.01	—
Income tax expense	0.57	0.53	4.85	1.65
Amortization of purchased intangible assets	0.90	0.90	0.99	0.93
Stock-based compensation	0.50	0.50	0.55	0.53
Acquisition and disposition related expenses	0.22	0.22	0.16	0.32
Strategic and financial restructuring expenses	—	—	0.05	—
Remeasurement of tax receivable agreement liabilities	—	—	(3.31)	(0.11)
ERP implementation expenses	0.01	0.01	0.02	0.04
Acquisition related adjustment - revenue	—	—	0.01	0.36
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(4.13)
Loss on disposal of long-lived assets	0.11	0.11	0.04	0.05
Loss on FFF put and call rights	—	—	0.41	0.08
Impairment on investments	—	—	0.09	—
Impact of corporation taxes (a)	(2.07)	(1.90)	(2.78)	(3.43)
Impact of dilutive shares (b)	(3.23)	(2.98)	(3.61)	(3.47)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$2.66	$2.45	$2.30	$1.88

(a)
Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed net income before income taxes for the year ended June 30, 2019, 32% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2018, and 39% of Non-GAAP adjusted fully distributed income before income taxes for the year ended June 30, 2017.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Years Ended June 30, 2019 to 2018 and June 30, 2018 to 2017
Net Revenue
Net revenue increased $32.9 million, or 3%, to $1,217.6 million from the year ended June 30, 2018 to the year ended June 30, 2019, driven by an increase of $18.7 million in net administrative fees revenue, an increase of $2.5 million in other services and support revenue, and an increase of $11.9 million in product revenue.
Net revenue increased $118.5 million, or 11%, to $1,184.7 million from the year ended June 30, 2017 to the year ended June 30, 2018, driven by an increase of $86.3 million in net administrative fees revenue, an increase of $8.1 million in other services and support revenue, and an increase of $23.9 million in product revenue.
The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased $13.6 million, or 4%, to $355.6 million from the year ended June 30, 2018 to the year ended June 30, 2019 driven by an increase of $18.7 million in cost of product revenue partially offset by a decrease of $5.0 million in cost of services revenue.
Cost of revenue increased $33.3 million, or 11%, to $342.0 million from the year ended June 30, 2017 to the year ended June 30, 2018 driven by an increase of $28.1 million in cost of product revenue and an increase of $5.2 million in cost of services revenue.

The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Other Operating Income
Other operating income of $177.2 million for the year ended June 30, 2018 represents the remeasurement of TRA liabilities driven by the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA that was enacted on December 22, 2017. See "Member-Owner TRA" below for additional information related to our TRA liabilities.
Operating Expenses
Operating expenses increased $14.0 million, or 3%, to $493.5 million from the year ended June 30, 2018 to the year ended June 30, 2019 driven by an increase of $13.7 million in selling, general and administrative expenses.
Operating expenses increased $34.5 million, or 8%, to $479.5 million from the year ended June 30, 2017 to the year ended June 30, 2018 driven by an increase of $29.5 million in selling, general and administrative expenses and an increase of $6.7 million in amortization of purchased intangible assets.
The variances in the material factors contributing to the changes in consolidated operating expense are discussed further in "Segment Results" below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.7 million, or 3%, to $439.0 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $29.5 million, or 7%, to $425.3 million from the year ended June 30, 2017 to the year ended June 30, 2018. The variances in the material factors contributing to the changes in consolidated selling, general and administrative expenses are discussed further in "Segment Results" below.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained relatively flat, increasing $0.5 million, or 1%, to $53.3 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $6.7 million, or 15%, to $52.8 million from the year ended June 30, 2017 to the year ended June 30, 2018. The variances in the material factors contributing to the changes in consolidated amortization of purchased intangible assets are discussed further in "Segment Results" below.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses decreased $0.2 million, or 13%, to $1.2 million from the year ended June 30, 2018 to the year ended June 30, 2019, and decreased $1.7 million, or 56%, to $1.4 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Including capitalized labor, total research and development expenditures were $80.7 million for the year ended June 30, 2019, an increase of $4.3 million from $76.4 million for the year ended June 30, 2018. Total capitalized labor and research and development expenditures increased $6.7 million to $76.4 million during the year ended June 30, 2018 from $69.7 million for the year ended June 30, 2017. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Other (Expense) Income, Net
Other (expense) income, net increased $22.4 million to $(0.4) million from the year ended June 30, 2018 to the year ended June 30, 2019 primarily due to the $22.0 million loss on FFF put and call rights in the prior year and the impairment on investments recorded in the prior year.
Other (expense) income, net decreased $236.4 million to $(22.8) million from the year ended June 30, 2017 to the year ended June 30, 2018 primarily due to the one-time $205.1 million gain recognized from the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix on December 2, 2016 (see Note 3 - Business Acquisitions). This gain was partially offset by a reduction in equity in net income of unconsolidated affiliates related to our investment in Innovatix. As a result of acquiring the remaining 50% of Innovatix, we no longer account for our ownership using the equity method. Other income (expense), net was also impacted by the loss on FFF put and call rights in fiscal year 2018 and was partially offset by a moderate increase in equity in net income of FFF, which experienced improved performance in the year ended June 30, 2018.

Income Tax Expense
Income tax expense decreased $226.0 million, or 87%, to $33.5 million from the year ended June 30, 2018 to the year ended June 30, 2019. The decrease was largely driven by the tax expenses recorded in fiscal year 2018 associated with the remeasurement of deferred tax balances related to the reduction in the statutory rate from 35% to 21% as a result of the TCJA.
Income tax expense increased $177.6 million, or 217%, to $259.5 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase was primarily attributable to the remeasurement of deferred tax balances related to the aforementioned decrease in the U.S. federal corporate income tax rate from 35% to 21%, pursuant to the TCJA enacted on December 22, 2017. See Note 16 - Income Taxes for more information.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax was $50.6 million for the year ended June 30, 2019 and primarily included the $80.4 million non-cash impairment charge related to an interim assessment of goodwill and other long-lived assets of the specialty pharmacy business that were not sold or did not have an alternative use for impairment. In addition, the loss from discontinued operations, net of tax, increased due to less revenue generated from the specialty pharmacy business during the current year due to the wind down of the business that was initiated on June 7, 2019. These increases were partially offset by the cash proceeds received from the sale. See Note 4 - Discontinued Operations and Exit Activities for more information.
Loss from discontinued operations, net of tax increased $0.3 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $49.3 million, or 22% to $200.9 million from the year ended June 30, 2018 to the year ended June 30, 2019 primarily due to a decrease in non-controlling ownership interest percentage in Premier LP from 60% to 51%, as well as a decrease in Premier LP net income, which was largely driven by the increased loss from discontinued operations, net of tax in the current year.
Net income attributable to non-controlling interest increased $111.8 million, or 33%, to $224.5 million from the year ended June 30, 2017 to the year ended June 30, 2018 primarily due to a decrease in Premier LP net income, which was largely driven by the one-time gain of $205.1 million in the prior year associated with the remeasurement of our investment in Innovatix under business combination accounting rules to fair value as a result of acquiring the remaining 50% ownership interest of Innovatix on December 2, 2016, as well as a decrease in non-controlling ownership interest percentage in Premier LP from 63% to 60%.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased $21.5 million, or 4%, to 561.0 million from the year ended June 30, 2018 to the year ended June 30, 2019, driven by an increase of $16.2 million in Supply Chain Services, an increase of $5.7 million in Performance Services, and a decrease of $0.4 million in Corporate.
Non-GAAP Adjusted EBITDA increased $41.3 million, or 8%, to $539.5 million from the year ended June 30, 2017 to the year ended June 30, 2018, driven by an increase of $41.4 million in Supply Chain Services, an increase of $2.3 million in Performance Services, and a decrease of $2.5 million in Corporate.
The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Non-GAAP Adjusted EBITDA in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,				Change
	2019	2019	2018	2017	2019 (as presented) vs 2018 (previous revenue standard)		2018 vs 2017 (previous revenue standard)
Supply Chain Services	As presented	Previous revenue standard
Net revenue:
Net administrative fees	$662,462	$654,312	$643,839	$557,468	$18,623	3%	$86,371	15%
Other services and support	8,561	20,003	7,812	7,023	749	10%	789	11%
Services	671,023	674,315	651,651	564,491	19,372	3%	87,160	15%
Products	184,157	180,233	172,327	148,364	11,830	7%	23,963	16%
Net revenue	855,180	854,548	823,978	712,855	31,202	4%	111,123	16%
Cost of revenue:
Services	228	5,803	4,844	4,863	(4,616)	(95)%	(19)	—%
Products	173,255	173,255	154,634	126,527	18,621	12%	28,107	22%
Cost of revenue	173,483	179,058	159,478	131,390	14,005	9%	28,088	21%
Gross profit	681,697	675,490	664,500	581,465	17,197	3%	83,035	14%
Operating expenses:
Selling, general and administrative	147,665	150,950	148,901	141,077	(1,236)	(1)%	7,824	6%
Amortization of purchased intangible assets	17,516	17,516	17,469	10,267	47	—%	7,202	70%
Operating expenses	165,181	168,466	166,370	151,344	(1,189)	(1)%	15,026	10%
Operating income	$516,516	$507,024	$498,130	$430,121	$18,386	4%	$68,009	16%
Depreciation and amortization	1,102	1,102	570	731
Amortization of purchased intangible assets	17,516	17,516	17,469	10,267
Acquisition and disposition related expenses	7,946	7,946	8,606	17,191
Acquisition related adjustment - revenue	—	—	—	17,440
Equity in net income of unconsolidated affiliates	4,943	4,943	1,904	14,684
Impairment on investments	—	—	4,002	—
Other income (expense)	6	6	1,170	(18)
Non-GAAP Segment Adjusted EBITDA	$548,029	$538,537	$531,851	$490,416	$16,178	3%	$41,435	8%
Net Revenue
Supply Chain Services segment revenue increased $31.2 million, or 4%, to $855.2 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $111.1 million, or 16%, to $824.0 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Net Administrative Fees Revenue
Net administrative fees revenue increased $18.6 million, or 3%, to $662.5 million from the year ended June 30, 2018 to the year ended June 30, 2019, due in part to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the year ended June 30, 2019 under the Previous Revenue Standard increased $10.5 million, or 2%, over the prior year. Growth was primarily due to further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio, partially offset by higher revenue recoveries in the prior year.

Net administrative fees revenue increased $86.4 million, or 15%, to $643.8 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase in net administrative fees revenue was primarily driven by aggregate contributions from Innovatix and Essensa, which were acquired on December 2, 2016. To a lesser extent, net administrative fees were also favorably impacted by supplier revenue recovery settlements and further contract penetration of new and existing members.
We experience quarterly fluctuations in net administrative fees revenue due to periodic variability associated with the receipt of supplier member purchasing reports and administrative fee payments at quarter-end; however, we expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume.
Other Services and Support Revenue
Other services and support revenue increased $0.7 million, or 10%, to $8.6 million from the year ended June 30, 2018 to the year ended June 30, 2019. Growth in service fees from our academic initiative of $5.4 million was offset by the impact of revenue recognition under the New Revenue Standard related to our partnership with a third party to provide pharmacy benefit management services.
Other services and support revenue increased $0.8 million, or 11%, to $7.8 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Product Revenue
Product revenue increased $11.8 million, or 7%, to $184.2 million from the year ended June 30, 2018 to the year ended June 30, 2019. The increase was primarily driven by growth in commodity products and aggregated purchasing of certain products, partially offset by the $3.1 million impact of revenue recognition under the New Revenue Standard on distributor fees, which were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard.
Product revenue increased $24.0 million, or 16%, to $172.3 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase was primarily driven by increased sales of direct sourcing products.
We expect our direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased $14.0 million, or 9%, to $173.5 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $28.1 million, or 21%, to $159.5 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Cost of services revenue decreased $4.6 million, or 95%, to $0.2 million from the year ended June 30, 2018 to the year ended June 30, 2019 primarily due to the impact of revenue recognition under the New Revenue Standard on the recognition of costs associated with our partnership with a third party to provide pharmacy benefit management services, and remained flat from the year ended June 30, 2017 to the year ended June 30, 2018.
Cost of product revenue increased $18.6 million, or 12%, to $173.3 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $28.1 million, or 22%, to $154.6 million from the year ended June 30, 2017 to the year ended June 30, 2018. These increases were both driven by higher costs associated with growth in direct sourcing sales. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Increases in cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Supply Chain Services segment operating expenses remained flat from the year ended June 30, 2018 to the year ended June 30, 2019, decreasing $1.2 million to $165.2 million, and increased $15.0 million, or 10%, to $166.4 million from the year ended June 30, 2017 to the year ended June 30, 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses remained flat, decreasing $1.2 million to $147.7 million from the year ended June 30, 2018 to the year ended June 30, 2019. Expenses decreased due to the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue and due to decreased general overhead expenses in the current year. These decreases were offset by increased expenses associated with certain strategic initiatives, including STOCKDTM, our E-Commerce platform, and academic initiative.
Selling, general and administrative expenses increased $7.8 million, or 6%, to $148.9 million from the year ended June 30, 2017 to the year ended June 30, 2018 due to higher salaries and benefits expense primarily associated with the acquisitions of Innovatix and Essensa, partially offset by a decrease in costs year over year associated with the acquisitions of Innovatix, Essensa and Acro Pharmaceuticals, which took place in the prior year.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained flat from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $7.2 million to $17.5 million from the year ended June 30, 2017 to the year ended June 30, 2018 primarily as a result of additional amortization of purchased intangible assets related to previous acquisitions.
As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment increased $16.2 million, or 3%, to $548.0 million from the year ended June 30, 2018 to the year ended June 30, 2019. The increase was primarily a result of growth in net administrative fees revenue and growth in service fees from our academic initiative, partially offset by a decline in gross margin associated with product revenue.
Segment Adjusted EBITDA in the Supply Chain Services segment increased $41.4 million, or 8%, to $531.9 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase was primarily a result of growth in net administrative fees revenue including contributions related to Innovatix and Essensa, net of a $10.7 million reduction in equity in net income of unconsolidated affiliates due to acquiring the remaining 50% of Innovatix as it was historically accounted for as an unconsolidated affiliate through the date of acquisition, along with an increase in product revenue. These increases were partially offset by increased product costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses as a result of acquisitions and to support growth. Additionally, upon acquiring Innovatix and Essensa in the prior year, we recorded a net $17.4 million purchase accounting adjustment to Adjusted EBITDA during the year ended June 30, 2017 that reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017.

Performance Services
The following table summarizes our results of operations and Non-GAAP adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,				Change
	2019	2019	2018	2017	2019 (as presented) vs 2018 (previous revenue standard)		2018 vs 2017 (previous revenue standard)
Performance Services	As presented	Previous revenue standard
Net revenue:
Other services and support	$362,458	$338,464	$360,679	$353,383	$1,779	—%	$7,296	2%
Net revenue	362,458	338,464	360,679	353,383	1,779	—%	7,296	2%
Cost of revenue:
Services	182,147	183,341	182,519	177,323	(372)	—%	5,196	3%
Cost of revenue	182,147	183,341	182,519	177,323	(372)	—%	5,196	3%
Gross profit	180,311	155,123	178,160	176,060	2,151	1%	2,100	1%
Operating expenses:
Selling, general and administrative	130,827	133,501	114,088	101,405	16,739	15%	12,683	13%
Research and development	1,213	1,213	1,418	2,278	(205)	(14)%	(860)	(38)%
Amortization of purchased intangible assets	35,769	35,769	35,331	35,855	438	1%	(524)	(1)%
Operating expenses	167,809	170,483	150,837	139,538	16,972	11%	11,299	8%
Operating income	$12,502	$(15,360)	$27,323	$36,522	$(14,821)	(54)%	$(9,199)	(25)%
Depreciation and amortization	74,812	74,812	60,476	49,444
Amortization of purchased intangible assets	35,769	35,769	35,331	35,855
Acquisition and disposition related expenses	5,208	5,208	(271)	(1,401)
Acquisition related adjustment - revenue	34	34	300	609
Equity in net income (loss) of unconsolidated affiliates	715	715	(730)	61
Impairment on investments	—	—	1,000	—
Other expense	107	107	—	—
Non-GAAP Segment Adjusted EBITDA	$129,147	$101,285	$123,429	$121,090	$5,718	5%	$2,339	2%
Net Revenue
Other services and support revenue in our Performance Services segment remained relatively flat, increasing $1.8 million to $362.5 million from the year ended June 30, 2018 to the year ended June 30, 2019. The increase was driven by growth in applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard, and revenue from the Stanson acquisition, which contributed $3.7 million in growth. These increases were offset by the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but is now recognized on a net basis under the New Revenue Standard and a decrease related to the timing of certain contracts ending in the cost management and quality and safety businesses.
Other services and support revenue in our Performance Services segment increased $7.3 million, or 2%, to $360.7 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase was primarily due to growth in cost management SaaS informatics products subscriptions and quality and cost management consulting services. We also experienced increases in applied science services and government services related revenue, offset by a decrease in ambulatory reporting revenue.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.

Cost of Revenue
Cost of services revenue in our Performance Services segment remained relatively flat, decreasing $0.4 million to $182.1 million from the year ended June 30, 2018 to the year ended June 30, 2019. Increased amortization of internally-developed software applications was offset by a decrease in salaries and benefits in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year and a decrease due to the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard.
Cost of services revenue in our Performance Services segment increased $5.2 million, or 3%, to $182.5 million from the year ended June 30, 2017 to the year ended June 30, 2018. The increase was primarily driven by higher salaries and benefits expenses resulting from increased staffing to support growth as well as increased depreciation expense as a result of increased capitalization of internally-developed software, partially offset by a decrease in consulting costs related to outside resources to support certain projects.
We expect cost of service revenue to increase to the extent we continue to develop new and enhance existing internally-developed software applications, expand our consulting services and performance improvement collaboratives and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses increased $17.0 million, or 11%, to $167.8 million from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $11.3 million, or 8%, to $150.8 million from the year ended June 30, 2017 to the year ended June 30, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16.7 million, or 15%, to $130.8 million from the year ended June 30, 2018 to the year ended June 30, 2019 primarily driven by increased amortization of internally-developed software applications, expenses associated with the acquisition of Stanson, and higher bad debt expense in the current year primarily due to a hospital bankruptcy.
Selling, general and administrative expenses increased $12.7 million, or 13%, to $114.1 million from the year ended June 30, 2017 to the year ended June 30, 2018 primarily due to an increase in salaries and benefits expense to support larger engagements, an increase in depreciation expense resulting from increased internally-developed capitalization, along with an increase in severance expense related to the workforce reduction that occurred in February 2018.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained relatively flat, increasing $0.4 million, or 1%, from the year ended June 30, 2018 to the year ended June 30, 2019, and decreasing $0.5 million, or 1%, from the year ended June 30, 2017 to the year ended June 30, 2018.
As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment increased $5.7 million, or 5%, to $129.1 million from the year ended June 30, 2018 to the year ended June 30, 2019 primarily as a result of increased other services and support revenue and decreased salaries and benefits expenses in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year, partially offset by incremental expense resulting from the Stanson acquisition in the current year and increased bad debt expense.
Segment Adjusted EBITDA in the Performance Services segment increased $2.3 million, or 2%, to $123.4 million from the year ended June 30, 2017 to the year ended June 30, 2018 primarily as a result of an increase in other services and support revenue driven by growth in cost management SaaS informatics products subscriptions, quality and cost management consulting services and increases in applied sciences services and government services related revenue. These increases were partially offset by increased service costs and selling, general and administrative expenses resulting from higher salaries and benefits expenses to support larger engagements.

Corporate
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,			Change
Corporate	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$177,174	$5,447	$(177,174)	(100)%	$171,727	nm
Other operating income	—	177,174	5,447	(177,174)	(100)%	171,727	nm
Operating expenses:
Selling, general and administrative	160,493	162,262	153,304	(1,769)	(1)%	8,958	6%
Research and development	11	6	829	5	83%	(823)	(99)%
Operating expenses	160,504	162,268	154,133	(1,764)	(1)%	8,135	5%
Operating (loss) income	$(160,504)	$14,906	$(148,686)	$(175,410)	nm	$163,592	(110)%
Depreciation and amortization	10,965	9,217	7,703
Stock-based compensation	29,396	29,235	26,487
Strategic and financial restructuring expenses	7	2,512	31
Remeasurement of tax receivable agreement liabilities	—	(177,174)	(5,447)
ERP implementation expenses	872	1,000	2,028
Deferred compensation plan income	2,546	3,960	4,020
Other income	584	584	602
Non-GAAP Adjusted EBITDA	$(116,134)	$(115,760)	$(113,262)	$(374)	—%	$(2,498)	2%
Other Operating Income
Corporate other operating income of $177.2 million for the year ended June 30, 2018 represents the remeasurement of TRA liabilities driven by the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA that was enacted on December 22, 2017. See "Member-Owner TRA" below for additional information related to our TRA liabilities.
Operating Expenses
Corporate operating expenses decreased $1.8 million, or 1%, from the year ended June 30, 2018 to the year ended June 30, 2019, and increased $8.1 million, or 5%, from the year ended June 30, 2017 to the year ended June 30, 2018.
Selling, general and administrative expenses decreased $1.8 million, or 1%, from the year ended June 30, 2018 to the year ended June 30, 2019, primarily driven by decreased salaries and benefits and travel expenses, partially offset by increased depreciation of purchased software and hardware.
Selling, general and administrative expenses increased $9.0 million, or 6%, from the year ended June 30, 2017 to the year ended June 30, 2018, driven by an increase in costs associated with technology services as well as increased bonus expense due to higher achievement of company-wide goals.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA at the corporate level remained relatively flat, decreasing $0.4 million from the year ended June 30, 2018 to the year ended June 30, 2019.
Non-GAAP Adjusted EBITDA at the corporate level decreased $2.5 million, or 2%, from the year ended June 30, 2017 to the year ended June 30, 2018 driven primarily by increased selling, general and administrative expenses resulting from higher incremental corporate infrastructure costs due to growth and acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to a stock repurchase program, acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of June 30, 2019 and 2018, we had cash and cash equivalents totaling $141.1 million and $152.4 million, respectively. As of June 30, 2019, there were $25.0 million outstanding borrowings under the Credit Facility. During the year ended June 30, 2019, we utilized borrowings of $50.0 million under the Credit Facility to partially fund the $250.0 million authorized share repurchase program and other general corporate activities. During the year ended June 30, 2019, we also repaid $125.0 million of borrowings under the Credit Facility. On July 15, 2019, we repaid the remaining $25.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, and repurchases of Class A common stock pursuant to our stock repurchase program. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. No repurchases have been made to date pursuant to this authorization.
Discussion of cash flows for the Years ended June 30, 2019 and 2018
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities from continuing operations	$511,938	$505,258
Investing activities from continuing operations	(129,274)	(92,425)
Financing activities	(387,200)	(419,375)
Operating and investing activities from discontinued operations	(6,795)	2,193
Net decrease in cash and cash equivalents	$(11,331)	$(4,349)
Net cash provided by operating activities from continuing operations increased $6.6 million from the year ended June 30, 2018 to the year ended June 30, 2019. Cash increased in the current year due to increases in net administrative fees and services revenue and an increase in cash collections on trade accounts receivable. These increases were partially offset by increases in cash paid for taxes primarily related to a refund received in the prior year, increased selling, general and administrative expenses.
Net cash used in investing activities from continuing operations increased $36.9 million from the year ended June 30, 2018 to the year ended June 30, 2019 driven primarily by the Stanson acquisition in November 2018, partially offset by proceeds received from the sale of certain specialty pharmacy assets in June 2019.
Net cash used in financing activities decreased $32.2 million from the year ended June 30, 2018 to the year ended June 30, 2019. During the year ended June 30, 2019, cash outflows included $250.1 million repurchases of Class A common stock under our stock repurchase program, $75.0 million payments, net of proceeds, on the Credit Facility, $57.8 million in distributions to limited partners of Premier LP, and an $18.0 million TRA payment. These outflows were partially offset by $19.4 million proceeds from the exercise of stock options under our equity incentive plan. During the year ended June 30, 2018, cash outflows included $200.1 million repurchases of Class A common stock under our stock repurchase program, $120.0 million payments, net of proceeds, on the Credit Facility, $79.3 million in distributions to limited partners of Premier LP, and a $16.7 million earn-out liability payment.

Net cash used in operating and investing activities attributable to discontinued operations decreased $9.0 million primarily due to the decrease in gross margin in the current year due to the wind down and exit of the specialty pharmacy business in the fourth quarter of fiscal year 2019, in addition to reimbursement compression in our specialty pharmacy business.
Discussion of Non-GAAP Free Cash Flow for the Years ended June 30, 2019 and 2018
We define Non-GAAP Free Cash Flow as net cash provided by operating activities less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2019	2018
Net cash provided by operating activities from continuing operations	$511,938	$505,258
Purchases of property and equipment	(93,385)	(92,425)
Distributions to limited partners of Premier LP	(57,825)	(79,255)
Payments to limited partners of Premier LP related to tax receivable agreements (a)	(17,975)	—
Non-GAAP Free Cash Flow	$342,753	$333,578

(a)
The timing of TRA payments shifted to July from June due to the change in our federal tax filing deadline, which was extended one month to April from March. As such, we did not make a TRA payment in fiscal year 2018.

Non-GAAP Free Cash Flow increased $9.2 million from the year ended June 30, 2018 to 2019 primarily due to the decrease in distributions to limited partners of Premier LP, which was driven by a decrease in our tax rate, as well as increases in net administrative fees and services revenue and an increase in cash collections on trade accounts receivable. These increases were partially offset by the $18.0 million TRA payment made to member owners in the current year, increased cash paid for taxes primarily related to a refund received in the prior year and increased selling, general and administrative expenses. See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
At June 30, 2019, we had commitments for obligations under notes payable, our noncancelable office space lease agreements and estimated payments due to limited partners under TRAs. Future payments for such commitments as of June 30, 2019 were as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Tax receivable agreement liabilities (a)	$344,112	$17,505	$39,734	$43,637	$243,236
Operating lease obligations (b)	78,825	12,130	23,007	23,043	20,645
Notes payable (c)	8,611	2,608	3,788	2,215	—
Total contractual obligations	$431,548	$32,243	$66,529	$68,895	$263,881

(a)	Estimated payments due to limited partners under TRAs are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period.

(b)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space.

(c)
Notes payable are generally non-interest bearings and represent an aggregate principal amount of $8.6 million owed to departed member owners, payable over five years from the respective departure dates.

Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018. The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
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
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that the LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At June 30, 2019, the interest rate for one-month Eurodollar Loans was 3.398% and the interest rate for Base Rate Loans was 5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs and other general corporate activities. During the year ended June 30, 2019, we borrowed of $50.0 million under the Credit Facility to partially fund the $250.0 million authorized share repurchase program and other general corporate activities. During the year ended June 30, 2019, we repaid $125.0 million of borrowings under the Credit Facility. On July 15, 2019, we repaid an additional $25.0 million of borrowings under the Credit Facility.
During the year ended June 30, 2019 interest expense was $4.4 million and cash paid for interest was $4.4 million.

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
We had TRA liabilities of $344.1 million and $255.1 million as of June 30, 2019 and 2018, respectively. TRA liabilities increased $89.0 million primarily driven by a $117.7 million increase in the TRA liabilities in connection with the quarterly member owner exchanges that occurred during the year ended June 30, 2019, partially offset by a payment of $18.0 million and a decrease of $10.7 million due to the departure of member owners during fiscal year 2019.
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
Stock Repurchase Program
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. No repurchases have been made to date pursuant to this authorization. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding the number of shares of Class A common stock, if any, purchased under the program. Purchases, if any, are expected to be made in compliance with federal and state securities and other laws from time to time in open market transactions, privately negotiated transactions, or other transactions, at our discretion, including trades under a plan established in accordance with Rule 10b5-1 under the Exchange Act. We will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the U.S. Securities and Exchange Commission. See "Cautionary Note Regarding Forward-Looking Statements."
On May 7, 2018, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2019 as a continuation of our balanced capital deployment strategy. During the third quarter of fiscal year 2019, we completed our 2019 stock repurchase program, and no repurchases were made during any month of the fourth quarter of fiscal year 2019. During fiscal year 2019, we purchased an aggregate of approximately 6.7 million shares of Class A common stock at an average price of $37.38 per share for a total purchase price of approximately $250.0 million under our fiscal year 2019 stock repurchase program. In addition, during the year ended June 30, 2019, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
On October 31, 2017, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding Class A common stock during fiscal year 2018 as part of a balanced capital deployment strategy. During fiscal year 2018, we purchased an aggregate of approximately 6.4 million shares of Class A common stock at an average price of $31.16 per share for a total purchase price of $200.0 million under our fiscal year 2018 stock repurchase program. In addition, during the year ended June 30, 2018, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2019, we had $25.0 million of outstanding borrowings under the Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Rate Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR) plus the Applicable Rate (defined as a margin based on the Consolidated Total Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% or 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Rate Loans and 0.000% to 0.500% for Base Rate Loans.

In the event that the LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market using an alternative interest rate. At June 30, 2019, the interest rate for three-month Eurodollar Rate Loans was 3.398% and the interest rate for Base Rate Loans was 5.500%. Assuming outstanding balances and the Applicable Rate were to remain the same, a 1% increase or decrease in interest rates would result in an incremental negative or positive cash flow, respectively, of approximately $0.3 million over the next 12 months.
We invested our excess cash in a portfolio of individual cash equivalents. We do not currently hold, and have never held, any derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities.
Foreign Currency Risk. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not have market risk associated with foreign currencies.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) for a list of financial statements filed with this report, and under this item.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018
Consolidated Statements of Income for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. ("the Company") as of June 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments effective July 1, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Measuring Variable Consideration
Description of the Matter
At July 1, 2018 the Company adopted the new guidance in ASC 606, Revenue from Contracts with Customers, and related ASC 340, Other Assets and Deferred Costs using the modified retrospective approach. As described in Notes 2 and 7 to the consolidated financial statements, net administrative fees revenue is recognized based on an estimate of member purchases under the Company's group purchasing organization (GPO) supplier contracts. During 2019 net administrative fees revenue represented approximately $662 million of the Company's total $1,218 million of net revenue.
Auditing the Company's measurement of variable consideration under the GPO supplier contracts is especially challenging because the calculation involves analytics based on historical trends and utilizes subjective management assumptions about member purchase activity. For example, the estimated member purchase activity reflects management's assumptions about the volume and timing of purchase activity and the types of products and services purchased. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate variable consideration. For example, we tested controls over management's review of the significant inputs and assumptions used to estimate member purchase activity.
Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management's calculation. This included testing inputs to the calculation by comparing historical information to source documents and evaluating the historical accuracy of management's estimates by comparing such estimates to subsequent actual results.

Valuation of Goodwill
Description of the Matter
At June 30, 2019, the Company's goodwill was $881 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on April 1 unless an interim test is required due to the presence of indicators that goodwill may be impaired. The Company's goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management's annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model which is corroborated with an implied fair value of the reporting units using a market-based approach. In particular, the fair value estimates are sensitive to significant assumptions such as the operating performance projections, terminal growth rate, industry factors, discount rates, and the use of comparable market data in the fair value model, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment testing process. For example, we tested controls over management's review of the significant inputs and assumptions discussed above used in determining the reporting unit fair values.
To test the estimated fair value of the Company's reporting units, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management's projections. In addition, we involved our valuation specialists to assist in our evaluation of the significant assumptions described above used to develop the fair value estimates. We evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

Investment in FFF Enterprises
Description of the Matter
As disclosed in Notes 5 and 6 to the consolidated financial statements, and pursuant to the terms of a shareholders' agreement, during the year ended June 30, 2017, the Company acquired 49% of the outstanding stock of FFF Enterprises, Inc. ("FFF") for consideration of $81.1 million. The majority shareholder of FFF holds a put right that provides such shareholder the right to require the Company to purchase (i) up to 50% of the majority shareholder's interest in FFF, which is exercisable beginning on July 26, 2020, and (ii) all, or a portion of, the majority shareholder's remaining interest in FFF on or after December 31, 2020. In addition, the Company has a call right that provides it the option to purchase the remaining interest in FFF after (i) a Key Man Event (as defined in Note 6) has occurred, or (ii) or January 30, 2021.
Auditing the fair value determination of the put and call rights was challenging because of the use of significant inputs and assumptions, including the revenue growth rates and projected profitability of FFF, volatility in the S&P 500 index, and expected timing of a Key Man Event, in determining the fair values. Changes in these inputs and assumptions could have a significant impact on the fair values of the put and call rights. Also, applying audit procedures to address the estimation uncertainty involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the relevant controls over management's calculation of fair value. For example, we tested controls over management's review of the inputs and assumptions discussed above used in determining the fair values.
To test the estimated fair values of the put and call rights, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth and profitability assumptions to past performance of FFF and other guideline companies within the same industry. We also assessed the Company's application of the terms of the shareholders' agreement in its valuation methodology and agreed the terms to the inputs used in the fair value calculations. In addition, we involved a valuation specialist to assist in our evaluation of the significant assumptions discussed above.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1991.
Charlotte, North Carolina
August 22, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Premier, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Premier, Inc.'s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2019 consolidated financial statements of the Company and our report dated August 22, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stanson Health, Inc., which is included in the 2019 consolidated financial statements of Premier, Inc. and in aggregate represented less than 3% of total assets as of June 30, 2019. The net revenue generated by Stanson Health, Inc. represented less than 1% of net revenue for the year then ended June 30, 2019. Our audit of internal control over financial reporting of Premier, Inc. also did not include an evaluation of the internal control over financial reporting of Stanson Health, Inc.

/s/ Ernst & Young LLP
Charlotte, North Carolina
August 22, 2019

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2019	June 30, 2018
Assets
Cash and cash equivalents	$141,055	$152,386
Accounts receivable (net of $4,327 and $1,841 allowance for doubtful accounts, respectively)	189,298	186,768
Contract assets	205,509	—
Inventory	51,032	52,635
Prepaid expenses and other current assets	23,765	22,437
Current assets of discontinued operations	3,385	14,392
Total current assets	614,044	428,618
Property and equipment (net of $359,235 and $293,564 accumulated depreciation, respectively)	205,108	205,349
Intangible assets (net of $197,858 and $144,574 accumulated amortization, respectively)	270,722	300,386
Goodwill	880,709	843,170
Deferred income tax assets	422,014	305,624
Deferred compensation plan assets	45,466	44,577
Investments in unconsolidated affiliates	99,636	94,053
Other assets	31,868	3,892
Long-term assets of discontinued operations	—	86,547
Total assets	$2,569,567	$2,312,216

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$54,540	$47,954
Accrued expenses	82,476	60,137
Revenue share obligations	137,359	78,999
Limited partners' distribution payable	13,202	15,465
Accrued compensation and benefits	70,799	63,326
Deferred revenue	35,623	39,785
Current portion of tax receivable agreements	17,505	17,925
Current portion of long-term debt	27,608	100,250
Other liabilities	7,113	7,732
Current liabilities of discontinued operations	11,797	17,309
Total current liabilities	458,022	448,882
Long-term debt, less current portion	6,003	6,962
Tax receivable agreements, less current portion	326,607	237,176
Deferred compensation plan obligations	45,466	44,577
Deferred tax liabilities	4,766	17,569
Other liabilities	67,683	63,384
Long-term liabilities of discontinued operations	—	320
Total liabilities	908,547	818,870

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2019	June 30, 2018
Redeemable limited partners' capital	2,523,270	2,920,410
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 64,357,305 shares issued and 61,938,157 shares outstanding at June 30, 2019 and 57,530,733 shares issued and 52,761,177 shares outstanding at June 30, 2018	644	575
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 64,548,044 and 80,335,701 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	—	—
Treasury stock, at cost; 2,419,148 and 4,769,556 shares at June 30, 2019 and June 30, 2018, respectively	(87,220)	(150,058)
Additional paid-in-capital	—	—
Accumulated deficit	(775,674)	(1,277,581)
Total stockholders' deficit	(862,250)	(1,427,064)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,569,567	$2,312,216
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2019	2018	2017
Net revenue:
Net administrative fees	$662,462	$643,839	$557,468
Other services and support	371,019	368,491	360,406
Services	1,033,481	1,012,330	917,874
Products	184,157	172,327	148,364
Net revenue	1,217,638	1,184,657	1,066,238
Cost of revenue:
Services	182,375	187,363	182,186
Products	173,255	154,634	126,527
Cost of revenue	355,630	341,997	308,713
Gross profit	862,008	842,660	757,525
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	177,174	5,447
Other operating income	—	177,174	5,447
Operating expenses:
Selling, general and administrative	438,985	425,251	395,786
Research and development	1,224	1,423	3,107
Amortization of purchased intangible assets	53,285	52,801	46,122
Operating expenses	493,494	479,475	445,015
Operating income	368,514	540,359	317,957
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	205,146
Equity in net income of unconsolidated affiliates	5,658	1,174	14,745
Interest and investment loss, net	(2,471)	(5,300)	(4,512)
Loss on disposal of long-lived assets	(6,681)	(2,376)	(2,422)
Other income (expense)	3,119	(16,324)	614
Other (expense) income, net	(375)	(22,826)	213,571
Income before income taxes	368,139	517,533	531,528
Income tax expense	33,462	259,526	81,924
Net income from continuing operations	334,677	258,007	449,604
Loss from discontinued operations, net of tax	(50,598)	(437)	(127)
Net income	284,079	257,570	449,477
Net income from continuing operations attributable to non-controlling interest in Premier LP	(200,907)	(224,548)	(336,128)
Net loss from discontinued operations attributable to non-controlling interest in Premier LP	25,948	279	76
Net income attributable to non-controlling interest in Premier LP	(174,959)	(224,269)	(336,052)
Adjustment of redeemable limited partners' capital to redemption amount	(118,064)	157,581	(37,176)
Net (loss) income attributable to stockholders	$(8,944)	$190,882	$76,249

PREMIER, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended June 30,
	2019	2018	2017
Weighted average shares outstanding:
Basic	59,188	53,518	49,654
Diluted	60,269	137,340	50,374

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$0.27	$3.57	$1.54
Discontinued operations	(0.42)	0.00	0.00
Basic (loss) earnings per share attributable to stockholders	$(0.15)	$3.57	$1.54

Diluted earnings (loss) per share
Continuing operations	$0.27	$1.37	$1.51
Discontinued operations	(0.42)	(0.01)	0.00
Diluted (loss) earnings per share attributable to stockholders	$(0.15)	$1.36	$1.51
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended June 30,
	2019	2018	2017
Net income	$284,079	$257,570	$449,477
Net unrealized gain on marketable securities	—	—	128
Total comprehensive income	284,079	257,570	449,605
Less: comprehensive income attributable to non-controlling interest	(174,959)	(224,269)	(336,137)
Comprehensive income attributable to stockholders	$109,120	$33,301	$113,468
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2016	45,996	$460	96,133	$—	—	$—	$—	$(1,951,878)	$(43)	$(1,951,461)
Exchange of Class B units for Class A common stock by member owners	4,851	48	(4,851)	—	—	—	157,323	—	—	157,371
Exchange of Class B units for cash by member owners	—	—	(3,810)	—	—	—	—	—	—	—
Redemption of limited partners	—	—	(173)	—	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners	—	—	—	—	—	—	35,141	—	—	35,141
Issuance of Class A common stock under equity incentive plan	1,021	10	—	—	—	—	9,158	—	—	9,168
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	—	—	2,482	—	—	2,483
Stock-based compensation expense	—	—	—	—	—	—	26,470	—	—	26,470
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(17,717)	—	—	(17,717)
Net income	—	—	—	—	—	—	—	449,477	—	449,477
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(336,052)	—	(336,052)
Net realized loss on marketable securities	—	—	—	—	—	—	—	—	43	43
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(212,857)	175,681	—	(37,176)
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$—	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	6,531	49	(6,531)	—	(1,649)	50,071	166,001	—	—	216,121
Redemption of limited partners	—	—	(432)	—	—	—	—	—	—	—
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Issuance of Class A common stock under equity incentive plan	623	6	—	—	—	—	8,013	—	—	8,019
Issuance of Class A common stock under employee stock purchase plan	82	1	—	—	—	—	2,618	—	—	2,619
Treasury stock	(6,418)	—	—	—	6,418	(200,129)	—	—	—	(200,129)
Stock-based compensation expense	—	—	—	—	—	—	29,408	—	—	29,408
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,965)	—	—	(5,965)
Net income	—	—	—	—	—	—	—	257,570	—	257,570
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(224,269)	—	(224,269)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(194,309)	351,890	—	157,581
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$—	$(1,427,064)

PREMIER, INC.
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$—	$(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	121,945	—	121,945
Adjusted balance at July 1, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,155,636)	$—	$(1,305,119)
Exchange of Class B units for Class A common stock by member owners	14,764	57	(14,764)	—	(9,039)	312,971	320,753	—	—	633,781
Redemption of limited partners	—	—	(1,024)	—	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	24,533	—	—	24,533
Issuance of Class A common stock under equity incentive plan	1,027	11	—	—	—	—	19,418	—	—	19,429
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	—	—	2,857	—	—	2,858
Treasury stock	(6,689)	—	—	—	6,689	(250,133)	—	—	—	(250,133)
Stock-based compensation expense	—	—	—	—	—	—	29,478	—	—	29,478
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,133)	—	—	(8,133)
Net income	—	—	—	—	—	—	—	284,079	—	284,079
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(174,959)	—	(174,959)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(388,906)	270,842	—	(118,064)
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$—	$(862,250)
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2019	2018	2017
Operating activities
Net income	$284,079	$257,570	$449,477
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	50,598	437	127
Deferred income taxes	11,878	233,282	60,672
Depreciation and amortization	140,164	123,065	104,000
Equity in net income of unconsolidated affiliates	(5,658)	(1,174)	(14,745)
Stock-based compensation	29,001	28,844	26,097
Remeasurement of tax receivable agreement liabilities	—	(177,174)	(5,447)
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	(205,146)
Loss on disposal of long-lived assets	6,681	2,376	2,422
Loss on FFF put and call rights	17	22,036	3,935
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(6,699)	(13,590)	2,726
Contract assets	(36,549)	—	—
Inventories	1,603	(12,849)	(17,604)
Other assets	(6,004)	(725)	(3,303)
Accounts payable, deferred revenue and other current liabilities	17,920	20,138	(12,204)
Accrued expenses	22,202	10,028	(7,899)
Long-term liabilities	(57)	6,787	(860)
Other operating activities	2,762	6,207	(946)
Net cash provided by operating activities from continuing operations	511,938	505,258	381,302
Net cash (used in) provided by operating activities from discontinued operations	(6,599)	2,448	10,945
Net cash provided by operating activities	$505,339	$507,706	$392,247
Investing activities
Purchases of property and equipment	$(93,385)	$(92,425)	$(71,372)
Acquisition of Stanson Health, Inc., net of cash acquired	(50,854)	—	—
Acquisition of Innovatix, LLC and Essensa Ventures, LLC, net of cash acquired	—	—	(319,717)
Acquisition of Acro Pharmaceuticals, net of cash acquired	—	—	(62,892)
Proceeds from sale of assets	22,731	—	—
Investments in convertible notes	(11,500)	—	—
Cancellation of convertible note	3,624	—	—
Investment in unconsolidated affiliates	—	—	(65,660)
Proceeds from sale of marketable securities	—	—	48,013
Distributions received on equity investments in unconsolidated affiliates	—	—	6,550
Other investing activities	110	—	25
Net cash used in investing activities from continuing operations	(129,274)	(92,425)	(465,053)
Net cash used in investing activities from discontinued operations	(196)	(255)	—
Net cash used in investing activities	$(129,470)	$(92,680)	$(465,053)

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2019	2018	2017
Financing activities
Proceeds from credit facility	$50,000	$30,000	$425,000
Payments on credit facility	(125,000)	(150,000)	(205,000)
Payments made on notes payable	(676)	(8,002)	(5,486)
Redemption of limited partner of Premier LP	256	—	—
Proceeds from exercise of stock options under equity incentive plans	19,429	8,019	9,168
Proceeds from issuance of Class A common stock under stock purchase plan	2,858	2,619	2,483
Repurchase of vested restricted units for employee tax-withholding	(8,134)	(5,965)	(17,717)
Settlement of exchange of Class B units by member owners	—	—	(123,331)
Distributions to limited partners of Premier LP	(57,825)	(79,255)	(90,434)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,975)	—	(13,959)
Repurchase of Class A common stock (held as treasury stock)	(250,133)	(200,129)	—
Earn-out liability payment to GNYHA Holdings	—	(16,662)	—
Net cash used in financing activities	$(387,200)	$(419,375)	$(19,276)
Net decrease in cash and cash equivalents	(11,331)	(4,349)	(92,082)
Cash and cash equivalents at beginning of year	152,386	156,735	248,817
Cash and cash equivalents at end of year	$141,055	$152,386	$156,735

Supplemental schedule of non cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in additional paid-in-capital and accumulated deficit	$118,064	$(157,581)	$37,176
Reduction in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchange by member owners	$633,783	$216,122	$157,371
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$13,202	$15,465	$24,951
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$1,001	$1,972	$2,049
Net increase in deferred tax assets related to quarterly exchanges by member owners and other adjustments	$131,519	$86,788	$114,605
Net increase in tax receivable agreement liabilities related to quarterly exchanges by member owners and other adjustments	$106,986	$92,554	$79,463
Net increase (decrease) in additional paid-in capital related to quarterly exchanges by member owners and other adjustments	$24,533	$(5,766)	$35,141
Net increase in investments in unconsolidated affiliates related to deferred taxes attributed to the net fair value of FFF enterprises, Inc. put and call rights, with offsetting increases in deferred tax assets and deferred tax liabilities	$—	$—	$15,460
Payable to member owners incurred upon repurchase of ownership interest	$1,819	$942	$416
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 19 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company's government services and insurance management services.
Acquisitions and Divestitures
Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. ("PHSI"), acquired 100% of the outstanding capital stock in Stanson Health, Inc. ("Stanson") through a reverse subsidiary merger transaction for $51.5 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $55.4 million. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions for further information.
Acquisition of Innovatix and Essensa
On December 2, 2016, the Company, through its consolidated subsidiary Premier Supply Chain Improvement ("PSCI"), acquired the remaining 50% ownership interest of Innovatix, LLC ("Innovatix") that it did not already own and 100% of the ownership interest in Essensa Ventures, LLC ("Essensa") from GYNHA Holdings, LLC for an adjusted purchase price of $336.0 million. Innovatix and Essensa specialize in group purchasing in the continuum of care market, or institutional healthcare providers that are outside the acute care hospital or health system. Innovatix and Essensa are reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.
Acquisition of Acro
On August 23, 2016, the Company, through its consolidated subsidiary NS3 Health, LLC, acquired 100% of the membership interests in each of Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") for an adjusted purchase price of $62.9 million. Acro was primarily a specialty pharmacy. See "Discontinued

Operations" below and Note 3 - Business Acquisitions and Note 4 - Discontinued Operations and Exit Activities for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC completed the sale of prescription files and records and certain other assets used in the Company's specialty pharmacy business to ProCare Pharmacy, L.L.C., an affiliate of CVS Health Corporation, for $22.3 million. The Company also received $7.6 million related to the sale of a portion of its pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of its remaining pharmaceutical inventory. In addition, as of June 7, 2019, the Company no longer generates revenue from its specialty pharmacy business and has commenced winding down and exiting from the remaining operations of the specialty pharmacy business. The Company expects the wind down activities to be completed by September 30, 2019.
The Company recognized non-cash impairment charges of $80.4 million during the year ended June 30, 2019 related to goodwill, purchased intangibles and other assets of the specialty pharmacy business that were not sold or did not have an alternative use.
The Company met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in the notes to the consolidated financial statements has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities for further information.
Company Structure
The Company, through Premier GP, held an approximate 49% and 40% sole general partner interest in Premier LP at June 30, 2019 and 2018, respectively. In addition to their equity ownership interest in the Company, our member owners held an approximate 51% and 60% limited partner interest in Premier LP at June 30, 2019 and 2018, respectively. As a result of exchanges under the Exchange Agreement, as of July 31, 2019, the Class A common stock and Class B common stock represented approximately 50.2% and 49.8% respectively, of our combined Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represents the majority of our outstanding common stock. Since the holders of Class B stock no longer hold more than 50% of the voting power for the election of directors, the Company no longer qualifies for the "controlled company" exemption as defined by NASDAQ. As a result, the Company must comply with all general NASDAQ corporate governance guidelines. In anticipation of the change in controlled company status, the Company has been planning for this evolution and expects to comply with all NASDAQ general corporate governance guidelines in a timely manner, including having a majority of independent directors on the Board of Directors within one year.
Below is a summary of the principal documents that define and regulate the governance and control relationships among Premier, Premier LP and the member owners.
LP Agreement
Pursuant to the Amended and Restated Limited Partnership Agreement, as amended ("LP Agreement"), Premier GP is the general partner of Premier LP and controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreements ("TRAs") and (iii) meet its obligations to the member owners under the Exchange Agreement (as defined below) if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
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
At June 30, 2019 and 2018, the member owners owned approximately 51% and 60%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the year ended June 30, 2019, the member owners exchanged 14.8 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement (see Note 13 - Earnings (Loss) Per Share). During the year ended June 30, 2019, approximately 14.8 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 14.8 million Class B common shares were retired during the same period.
At June 30, 2019 and 2018, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 49% and 40%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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

The assets and liabilities of Premier LP at June 30, 2019 and 2018, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

	June 30, 2019	June 30, 2018
Assets
Current	$603,390	$393,863
Noncurrent	1,536,685	1,577,974
Total assets of Premier LP	$2,140,075	$1,971,837

Liabilities
Current	$517,616	$457,172
Noncurrent	118,032	128,793
Total liabilities of Premier LP	$635,648	$585,965
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the years ended June 30, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Premier LP net income	$322,865	$371,131	$522,310
Premier LP's cash flows, including cash flows attributable to discontinued operations, for the years ended June 30, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended June 30,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$533,024	$534,643	$439,746
Investing activities	(129,469)	(92,680)	(465,053)
Financing activities	(390,086)	(457,673)	(51,290)
Net increase (decrease) in cash and cash equivalents	13,469	(15,710)	(76,597)
Cash and cash equivalents at beginning of year	117,741	133,451	210,048
Cash and cash equivalents at end of year	$131,210	$117,741	$133,451
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under TRAs, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
(2) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
The Company accounts for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the Consolidated Statements of Income.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
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
Inventory
Inventory consisting of finished goods, primarily medical products, are stated at the lower of cost or net realizable values on an average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Income for the respective period. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets' estimated useful lives. See Note 8 - Supplemental Balance Sheet Information.
Costs associated with internally-developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income, based on the software's end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally-developed software of $77.3 million and $74.9 million during the years ended June 30, 2019 and 2018, respectively.
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
Intangible Assets
Definite-lived intangible assets consist primarily of member relationships, technology, customer relationships, trade names, distribution networks, favorable lease commitments, and non-compete agreements, and are amortized on a straight-line basis over their estimated useful lives. See Note 9 - Goodwill and Intangible Assets.
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
Under accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of the Company's most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then the Company is required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.
The Company early adopted ASU 2017-04 using the required prospective approach, effective April 1, 2019. Subsequent to the adoption of ASU 2017-04, a goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. The Company determines the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
The Company's most recent annual impairment testing as of April 1, 2019 consisted of a quantitative assessment and did not result in any goodwill impairment charges. During the fourth quarter of fiscal year 2019, the Company performed an interim assessment of goodwill and other long-lived assets of its specialty pharmacy business for impairment following the announcement of the Company's commitment to sell certain assets of the specialty pharmacy business and to wind down and exit the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized on a straight-line basis, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company's contract costs are included in other assets in the Consolidated Balance Sheets, while the associated amortization related to sales commissions is included in selling, general and administrative expenses and the associated amortization related to implementation costs is included in cost of revenue in the Consolidated Statements of Income.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are used to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The estimated current portion, totaling $4.8 million and $3.6 million at June 30, 2019 and 2018, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2019 and 2018. The non-current portion of the deferred compensation plan assets, totaling $45.5 million and $44.6 million at June 30, 2019 and 2018, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2019 and 2018. Realized and unrealized gains of $2.5 million, $4.0 million and $4.0 million on plan assets as of the years ended June 30, 2019, 2018 and 2017, respectively, are included in other income (expense), in the accompanying Consolidated Statements of Income. Deferred compensation expense from the change in the corresponding liability of $2.5 million, $4.0 million and $4.0 million, respectively, are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income for the years ended June 30, 2019, 2018 and 2017, respectively.
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities in the Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Deficit.
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
A limited partner cannot redeem all or any part of its interest in Premier LP without the approval of Premier GP, which is controlled by the Board of Directors. Given that limited partners hold the majority of the votes of the Board of Directors, limited partners' capital has a redemption feature that is not solely within the control of the Company. As a result, the Company reflects redeemable limited partners' capital as temporary equity in the mezzanine section of the Consolidated Balance Sheets. In addition, the limited partners have the ability to exchange their Class B common units for cash or Class A common shares on a one-for-one basis. Accordingly, the Company records redeemable limited partners' capital at the redemption amount, which represents the greater of the book value or redemption amount per the LP Agreement at the reporting date.
Distributions to Limited Partners under the LP Agreement
Premier LP makes distributions to Premier, Inc. as the general partner and to the limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. The general partner distribution is based on the general partner's ownership in Premier LP. The limited partner distributions are based on the limited partners' ownership in Premier LP and relative participation across Premier service offerings. While the limited partner distributions are partially based on relative participation across Premier service offerings, the actual distribution is not solely based on revenue generated from an individual partner's participation as distributions are based on the net income or loss of the partnership which encompass the operating expenses of the partnership as well as income or loss generated by non-owner members' participation in Premier's service offerings. To the extent Premier LP incurred a net loss, the partners would not receive a quarterly distribution.

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
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements (licensing fees, implementation fees, subscription fees, professional fees for consulting services, etc.).
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to the Company's members. Revenue is generated through administrative fees received from suppliers and is included in service revenue in the accompanying Consolidated Statements of Income.
The Company, through its GPO programs, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are variable consideration and are recognized as earned based upon estimated purchases by the Company's members utilizing analytics based on historical member spend and updates for current trends and expectations. Administrative fees are estimated due to the difference in timing of when a member purchases on a supplier contract and when the Company receives the purchasing information. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts. Administrative fee revenue receivable is included in contract assets in the accompanying Consolidated Balance Sheets.
The Company pays a revenue share equal to a percentage of gross administrative fees, which is estimated according to the members' contractual agreements with the Company using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.

Product Revenue
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
The Company sells certain perpetual and term licenses that include mandatory post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The fees for the initial period are recognized on a straight-line basis over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
Revenue from performance improvement collaboratives and other service subscriptions that support the Company's offerings in cost management, quality and safety, and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives and other services subscriptions revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, the Company's entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to the Company's customers.
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
Insurance services management fees are recognized in the period in which such services are provided. Commissions from group sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the stand-alone selling price when it is sold separately in a stand-alone arrangement.
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
Cost of product revenue consists of purchase and shipment costs for direct sourced medical products.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and were $4.8 million, $4.0 million and $3.3 million for the years ended June 30, 2019, 2018 and 2017, respectively.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders' deficit during a period from non-owner sources. Net income and other comprehensive income are reported, net of their related tax effect, to arrive at comprehensive income.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. In addition, the guidance eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The Company early adopted this standard effective April 1, 2019 using the required prospective approach. Refer to the "Goodwill" section above for more information.
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
In March 2016, the FASB issued another amendment in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, related to a third-party providing goods or services to a customer. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself or to arrange for the good or service to be provided by a third party. If the entity provides the specific good or service itself, the entity acts as a principal. If an entity arranges for the good or service to be provided by a third party, the entity acts as an agent. The standard requires the principal to recognize revenue for the gross amount and the agent to recognize revenue for the amount of any fee or commission for which it expects to be entitled in exchange for arranging for the specified good or service to be provided. The new standard is effective with ASU 2014-09.
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
The Company adopted Topic 606 ("New Revenue Standard") effective July 1, 2018 using the modified retrospective approach. The modified retrospective approach resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605 ("Previous Revenue Standard"). The following tables summarize the impacts of adopting Topic 606 on the Company's consolidated financial statements for the year ended June 30, 2019 (in thousands, except per share data). See Note 7 - Contract Balances and Note 19 - Segments for more information.
Cumulative Effect - Adoption of New Revenue Standard
The cumulative effect adjustment related to the adoption of the New Revenue Standard has been revised from the amounts previously disclosed in the Company's interim financial statements filed on the Form 10-Q for the quarterly periods ended September 30, 2018 and December 31, 2018 to correct certain immaterial misstatements. The result of correcting these misstatements was a $5.3 million decrease to opening accumulated deficit, a $0.7 million decrease to contract assets and a $4.6 million increase to deferred revenue, recorded during the three months ended March 31, 2019.

	Impact of change in accounting principle
	June 30, 2018 As presented	Impact of new revenue standard	July 1, 2018 New revenue standard
Assets
Accounts receivable (net of $1,841 allowance for doubtful accounts)	$185,874	$(5,421)	$180,453
Contract assets	$—	$168,960	$168,960
Total current assets	$428,618	$163,539	$592,157
Deferred income tax assets	$305,624	$(7,106)	$298,518
Other assets	$3,892	$15,390	$19,282
Total assets	$2,312,216	$171,823	$2,484,039

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$78,999	$43,880	$122,879
Deferred revenue	$39,785	$2,401	$42,186
Total current liabilities	$448,882	$46,281	$495,163
Deferred tax liabilities	$17,569	$3,597	$21,166
Total liabilities	$818,870	$49,878	$868,748

Accumulated deficit	$(1,277,581)	$121,945	$(1,155,636)
Total stockholders' deficit	$(1,427,064)	$121,945	$(1,305,119)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,312,216	$171,823	$2,484,039

Consolidated Balance Sheet - Selected Financial Data

	Impact of change in accounting principle
June 30, 2019	As presented	Impact of new revenue standard	Previous revenue standard
Assets
Accounts receivable (net of $4,327 allowance for doubtful accounts)	$189,298	$(11,664)	$200,962
Contract assets	$205,509	$205,509	$—
Prepaid expenses and other current assets	$23,765	$(5,110)	$28,875
Total current assets	$614,044	$188,735	$425,309
Goodwill	$880,709	$(98)	$880,807
Deferred income tax assets	$422,014	$(10,348)	$432,362
Other assets	$31,868	$16,754	$15,114
Total assets	$2,569,567	$195,043	$2,374,524

Liabilities, redeemable limited partners' capital and stockholders' deficit
Revenue share obligations	$137,359	$51,087	$86,272
Limited partners' distribution payable	$13,202	$6,391	$6,811
Deferred revenue	$35,623	$(10,489)	$46,112
Total current liabilities	$458,022	$46,989	$411,033
Deferred tax liabilities	$4,766	$(2,981)	$7,747
Total liabilities	$908,547	$44,008	$864,539

Accumulated deficit	$(775,674)	$151,035	$(926,709)
Total stockholders' deficit	$(862,250)	$151,035	$(1,013,285)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,569,567	$195,043	$2,374,524

Consolidated Statements of Income - Selected Financial Data

	Impact of change in accounting principle
	Year Ended June 30, 2019
	As presented	Impact of new revenue standard	Previous revenue standard
Net revenue:
Net administrative fees	$662,462	$8,150	$654,312
Other services and support	371,019	12,552	358,467
Services	1,033,481	20,702	1,012,779
Products	184,157	3,924	180,233
Net revenue	$1,217,638	$24,626	$1,193,012
Cost of revenue:
Services	$182,375	$(6,769)	$189,144
Cost of revenue	$355,630	$(6,769)	$362,399
Gross profit	$862,008	$31,395	$830,613
Operating expenses:
Selling, general and administrative	$438,985	$(5,959)	$444,944
Operating expenses	$493,494	$(5,959)	$499,453
Operating income	$368,514	$37,354	$331,160
Income before income taxes	$368,139	$37,354	$330,785
Income tax expense	$33,462	$1,872	$31,590
Net income from continuing operations	$334,677	$35,482	$299,195
Net income	$284,079	$35,482	$248,597
Net income attributable to non-controlling interest in Premier LP	$(174,959)	$(22,437)	$(152,522)
Adjustment of redeemable limited partners' capital to redemption amount	$(118,064)	$16,045	$(134,109)
Net income attributable to stockholders	$(8,944)	$29,090	$(38,034)

	Impact of change in accounting principle
	Year Ended June 30, 2019
	As presented	Impact of new revenue standard	Previous revenue standard
Earnings per share attributable to stockholders:
Basic	$(0.15)	$0.49	$(0.64)
Diluted	$(0.15)	$0.49	$(0.64)

Consolidated Statement of Comprehensive Income

	Impact of change in accounting principle
	Year Ended June 30, 2019
	As presented	Impact of new revenue standard	Previous revenue standard
Net income	$284,079	$35,482	$248,597
Less: Comprehensive income attributable to non-controlling interest	(174,959)	(22,437)	(152,522)
Comprehensive income attributable to Premier, Inc.	$109,120	$13,045	$96,075

Consolidated Statement of Cash Flows - Selected Financial Data

	Impact of change in accounting principle
Year Ended June 30, 2019	As presented	Impact of new revenue standard	Previous revenue standard
Operating activities
Net income	$284,079	$35,482	$248,597
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$11,878	$(3,238)	$15,116
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	$(6,699)	$11,353	$(18,052)
Contract assets	$(36,549)	$(36,549)	$—
Other assets	$(6,004)	$(1,363)	$(4,641)
Accounts payable, deferred revenue and other current liabilities	$17,920	$(5,685)	$23,605
Net decrease in cash and cash equivalents	$(11,331)	$—	$(11,331)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to Disclosure Requirements for Fair Value Measurement, which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. More specifically, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the

Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations of accounting for leasing arrangements. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. In July 2019, the FASB codified an alternative (and optional) transition method via ASU 2018-11, Leases (Topic 842): Targeted Improvements; the Company will elect the use of this optional transition method. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2019.
The adoption of ASC Topic 842 will result in the recognition of additional balances on the Consolidated Balance Sheet to reflect right-of-use assets and lease liabilities primarily associated with operating leases for the corporate real estate the Company occupies. As of June 30, 2019, the Company had substantially completed the identification of the lease population, which primarily consists of real estate leases, compiled and calculated the relevant inputs to derive ASC Topic 842's impact, and are assessing ongoing compliance and designing post-implementation processes and associated internal controls. The Company intends to elect certain practical expedients permitted under ASC Topic 842's transition guidance, such as the practical expedients to not reassess lease classification, lease term or initial direct costs for the existing lease portfolio, as well as to not separate lease and non-lease components. Based upon current evaluations, the Company expects to recognize additional assets and liabilities upon implementation of ASC Topic 842 ranging from $60 million to $70 million to reflect right-of-use assets and lease liabilities as of July 1, 2019. However, because the Company's evaluations are ongoing, the expected impact associated with the implementation of ASC Topic 842 is subject to change. Disclosures related to leases will expand to comply with the requirements of ASC Topic 842; the Company continues to evaluate other effects ASC Topic 842 may have on our financial statements and related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of Stanson
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
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to December 31, 2019 and achievement of certain revenue milestones for the calendar year ended December 31, 2020. As of June 30, 2019, the fair value of the earn-out liability was $6.8 million (see Note 6 - Fair Value Measurements).
The Company has accounted for the Stanson acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to the intangible assets acquired was $23.6 million, primarily comprised of developed software technology.
The Stanson acquisition resulted in the recognition of $37.5 million of goodwill (see Note 9 - Goodwill and Intangible Assets) attributable to the anticipated profitability of Stanson. The Stanson acquisition was considered a stock purchase for tax purposes and accordingly, the goodwill is not deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. The Company reports Stanson as part of its Performance Services segment.
Acquisition of Innovatix and Essensa
Prior to December 2, 2016, the Company, through its consolidated subsidiary PSCI, held 50% of the membership interests in Innovatix (see Note 5 - Investments). On December 2, 2016, the Company, through PSCI, acquired from GNYHA Holdings, LLC ("GNYHA Holdings") (see Note 17 - Related Party Transactions) the remaining 50% ownership interest of Innovatix and 100% of the ownership interest in Essensa for $325.0 million, of which $227.5 million was paid in cash at closing and $97.5 million was paid in cash on January 10, 2017. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $336.0 million.
The Company also incurred $5.2 million of acquisition costs related to this acquisition during the year ended June 30, 2018. These acquisition costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

The Company accounted for the Innovatix and Essensa acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired (see Note 9 - Goodwill and Intangible Assets) and liabilities assumed based on their preliminary fair values. The acquisition resulted in the recognition of approximately $334.7 million of goodwill attributable to the anticipated profitability of Innovatix and Essensa. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the goodwill is deductible for tax purposes.
The fair values assigned to the net assets acquired and the liabilities assumed as of the acquisition date were as follows (in thousands):

Acquisition Date Fair Value
Cash paid at closing	$227,500
Cash paid on January 10, 2017	97,500
Purchase price	325,000
Additional cash paid at closing	10,984
Adjusted purchase price	335,984
Earn-out liability	16,662
Receivable from GNYHA Holdings	(3,000)
Total consideration paid	349,646
Cash acquired	(16,267)
Net consideration	333,379
50% ownership interest in Innovatix	218,356
Payable to Innovatix and Essensa	(5,765)
Enterprise value	545,970

Accounts receivable	21,242
Prepaid expenses and other current assets	686
Fixed assets	3,476
Intangible assets	241,494
Total assets acquired	266,898
Accrued expenses	5,264
Revenue share obligations	7,011
Other current liabilities	694
Total liabilities assumed	12,969
Deferred tax liability	42,636
Goodwill	$334,677
The acquisition provided the sellers an earn-out opportunity of up to $43.0 million based on Innovatix's and Essensa's Adjusted EBITDA (as defined in the purchase agreement) for the fiscal year ended June 30, 2017. The Company and the seller finalized the amount payable pursuant to the earn-out opportunity and the Company paid the seller $21.1 million during the year ended June 30, 2018 (see Note 6 - Fair Value Measurements).
The Company's 50% ownership interest in Innovatix prior to the acquisition was accounted for under the equity method and had a carrying value of $13.3 million (see Note 5 - Investments). In connection with the acquisition, the Company's investment was remeasured under business combination accounting rules to a fair value of $218.4 million, resulting in a one-time gain of $205.1 million which was recorded as other income.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. The Company reports Innovatix and Essensa as part of its Supply Chain Services segment.
Acquisition of Acro Pharmaceuticals
On August 23, 2016, the Company, through its consolidated subsidiary, NS3 Health, LLC, acquired 100% of the membership interests of Acro Pharmaceuticals for $75.0 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $62.9 million. The acquisition was funded with available cash on hand. Acro Pharmaceuticals was primarily a specialty pharmacy.
Substantially all of the assets and liabilities of the specialty pharmacy business, including those of Acro Pharmaceuticals, were included in the sale of certain assets and/or wind down and exit of the specialty pharmacy business. There were no material adjustments to the fair value of assets acquired and liabilities assumed during the years ended June 30, 2019, 2018, and 2017. The Company reported Acro Pharmaceuticals as part of its Supply Chain Services segment. See Note 4 - Discontinued Operations and Exit Activities for further information.
(4) DISCONTINUED OPERATIONS AND EXIT ACTIVITIES
In connection with the sale of certain assets and wind down and exit from the specialty pharmacy business (see Note 1 - Organization and Basis of Presentation), the Company met the criteria for classifying certain assets and liabilities of its specialty pharmacy business as a discontinued operation as of June 30, 2019. Prior to its classification as a discontinued operation, the specialty pharmacy business was included as part of the Supply Chain Services segment.
During the fourth quarter of fiscal year 2019, due to our commitment to sell certain assets of, and wind down and exit, the specialty pharmacy business, the Company performed an interim impairment assessment of goodwill and other long-lived assets of its specialty pharmacy business. As a result, the Company recognized a non-cash impairment charge of $80.4 million during the year ended June 30, 2019, including $63.4 million related to goodwill impairment, which is recorded within discontinued operations. In addition, the Company recognized a $6.3 million loss on disposal of other Corporate long-lived assets that supported the specialty pharmacy business during the year ended June 30, 2019. This charge is included in other expense, net in the Consolidated Statements of Income.
The Company also incurred $3.3 million of severance and retention expenses directly associated with the specialty pharmacy business within discontinued operations during the year ended June 30, 2019.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018
Assets
Inventory	$3,385	$13,504
Prepaid expenses and other current assets	—	888
Property and equipment, net	—	1,344
Intangible assets, net	—	21,729
Goodwill	—	63,375
Other long-term assets	—	99
Assets of discontinued operations	$3,385	$100,939

Liabilities
Accounts payable	$2,255	$12,176
Accrued expenses	6,630	4,120
Accrued compensation and benefits	2,373	786
Other current liabilities	539	227
Other long-term liabilities	—	320
Liabilities of discontinued operations	$11,797	$17,629

The following table summarizes the major components of net loss from discontinued operations for the years ended June 30, 2019, 2018 and 2017 (in thousands):

	Year Ended June 30,
	2019	2018	2017
Net revenue	$428,493	$476,599	$388,435
Cost of revenue	417,524	456,294	371,335
Gross profit	10,969	20,305	17,100
Selling, general and administrative expense	23,588	18,388	15,132
Amortization of purchased intangible assets	2,425	2,646	2,205
Operating expenses	26,013	21,034	17,337
Operating loss from discontinued operations	(15,044)	(729)	(237)
Net loss on disposal and impairment of assets	61,219	—	—
Loss from discontinued operations before income taxes	(76,263)	(729)	(237)
Income tax benefit	(25,665)	(292)	(110)
Loss from discontinued operations, net of tax	(50,598)	(437)	(127)
Net loss from discontinued operations attributable to non-controlling interest in Premier LP	25,948	279	76
Net loss from discontinued operations attributable to stockholders	$(24,650)	$(158)	$(51)
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
	June 30,		Year Ended June 30,
	2019	2018	2019	2018	2017
FFF	$96,905	$91,804	$5,102	$6,283	$4,400
PharmaPoint	—	—	—	(4,232)	(340)
Innovatix	—	—	—	—	10,743
Other investments	2,731	2,249	556	(877)	(58)
Total investments	$99,636	$94,053	$5,658	$1,174	$14,745
The Company, through its consolidated subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at June 30, 2019 and 2018. The Company records the fair value of the FFF put and call rights in the accompanying Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held a 28% ownership interest in PharmaPoint, LLC ("PharmaPoint") through its ownership of Class B Membership Interests in PharmaPoint at June 30, 2019 and 2018. During the year ended June 30, 2018, the Company determined that it was unlikely to recover its investment in PharmaPoint, and as a result recognized an other-than-temporary impairment of $4.0 million, which is included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income. The Company accounts for its investment in PharmaPoint using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PSCI, held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% membership interests (see Note 3 - Business Acquisitions and Note 17 - Related Party Transactions). As a result, the Company recognized a one-time gain of $205.1 million during the year ended June 30, 2018 related to the remeasurement of the then-existing 50% ownership share to fair value. Prior to the acquisition, the Company accounted for its investment in Innovatix using the equity method of accounting and included the investment as part of the Supply Chain Services segment.

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Cash equivalents	$57,607	$57,607	$—	$—
FFF call right	204	—	—	204
Deferred compensation plan assets	50,229	50,229	—	—
Total assets	$108,040	$107,836	$—	$204
Earn-out liabilities	$6,816	$—	$—	$6,816
FFF put right	41,652	—	—	41,652
Total liabilities	$48,468	$—	$—	$48,468

June 30, 2018
Cash equivalents	$62,684	$62,684	$—	$—
FFF call right	610	—	—	610
Deferred compensation plan assets	48,215	48,215	—	—
Total assets	$111,509	$110,899	$—	$610
FFF put right	$42,041	$—	$—	$42,041
Total liabilities	$42,041	$—	$—	$42,041
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($4.8 million and $3.6 million at June 30, 2019 and 2018, respectively) in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016 (see Note 5 - Investments), which shareholders' agreement was amended and restated November 22, 2017, the majority shareholder of FFF holds a put right that requires the Company to purchase (i) up to 50% of the majority shareholder's interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) all or a portion of the majority shareholder's remaining interest in FFF 30 calendar days after December 31, 2020. Any such required purchases are to be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Year ended June 30, 2019
FFF call right	$610	$—	$(406)	$204
Total Level 3 assets	$610	$—	$(406)	$204
Earn-out liabilities	$—	$4,548	$(2,268)	$6,816
FFF put right	42,041	—	389	41,652
Total Level 3 liabilities	$42,041	$4,548	$(1,879)	$48,468

Year ended June 30, 2018
FFF call right	$4,655	$—	$(4,045)	$610
Total Level 3 assets	$4,655	$—	$(4,045)	$610
Earn-out liabilities	$21,310	$(21,125)	$185	$—
FFF put right	24,050	—	(17,991)	42,041
Total Level 3 liabilities	$45,360	$(21,125)	$(17,806)	$42,041
Non-Recurring Fair Value Measurements
During the year ended June 30, 2019, the Company performed an assessment of the fair value of goodwill and intangible assets of the specialty pharmacy business for impairment. See Note 4 - Discontinued Operations and Exit Activities for further information. In addition, purchase price allocations required significant non-recurring Level 3 inputs. The fair values of the acquired intangible assets resulting from the acquisitions of Innovatix and Essensa were determined using the income approach (see Note 3 - Business Acquisitions).
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
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by approximately $0.5 million and $0.6 million at June 30, 2019 and 2018, respectively, based on assumed market interest rates of 3.4% and 3.6%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility approximated carrying value due to the short-term nature of these financial instruments.

(7) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. The $205.5 million increase in contract assets from June 30, 2018 to June 30, 2019 was largely attributable to the establishment of $169.0 million in contract assets upon adoption of the New Revenue Standard of which $141.5 million was for Supply Chain Services and $27.5 million was for Performance Services. Subsequent to adoption of the New Revenue Standard, Supply Chain Services contract assets increased an additional $21.6 million, which represents changes in the Company's estimated revenue for which cash has not yet been collected associated with net administrative fees for the current period. Performance Services contract assets increased an additional $14.9 million primarily due to the acceleration of revenue recognition from licensing and certain consulting services contracts which represents performance obligations that have been satisfied prior to customer invoicing, and due to the timing of payments related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed.
The $58.4 million increase in revenue share obligations from June 30, 2018 to June 30, 2019 is largely a function of the aforementioned increases in contract assets and the underlying revenue share arrangements associated with the Company's GPO participation agreements.
Revenue recognized during the year ended June 30, 2019 that was included in the opening balance of deferred revenue at July 1, 2018 was approximately $28.4 million, which is primarily a result of satisfying performance obligations within the Performance Services segment.
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
Net revenue recognized during the year ended June 30, 2019 from performance obligations that were satisfied or partially satisfied on or before June 30, 2018 was $10.2 million. This was driven primarily by $6.7 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period and $3.5 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $511.9 million. The Company expects to recognize approximately 45% of the remaining performance obligations over the next 12 months and an additional 25% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company is required to capitalize the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At June 30, 2019, the Company had $16.8 million in capitalized contract costs, including $8.8 million related to implementation costs and $8.0 million related to sales commissions. The Company recognized $6.4 million of related amortization expense for the year ended June 30, 2019.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consisted of amounts receivable related to fees for services provided to members to support contract negotiation and administration, claims data, rebate processing and evaluation of pharmacy formulary and utilization.

	June 30,
	2019	2018
Trade accounts receivable	$131,269	$150,426
Managed services receivable	54,541	35,766
Other	7,815	2,417
Total accounts receivable	193,625	188,609
Allowance for doubtful accounts	(4,327)	(1,841)
Accounts receivable, net	$189,298	$186,768
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2019	2018
Capitalized software	2-5 years	$478,356	$405,119
Computer hardware	3-5 years	59,301	67,913
Furniture and other equipment	5 years	7,810	6,955
Leasehold improvements	Lesser of estimated useful life or term of lease	18,876	18,926
Total property and equipment		564,343	498,913
Accumulated depreciation and amortization		(359,235)	(293,564)
Property and equipment, net		$205,108	$205,349
Depreciation and amortization expense related to property and equipment was $86.9 million, $70.3 million and $57.9 million for the years ended June 30, 2019, 2018 and 2017, respectively. Unamortized capitalized software costs were $159.6 million and $157.0 million at June 30, 2019 and 2018, respectively.
During the year ended June 30, 2019, the Company incurred a $6.3 million loss on disposal of long-lived assets associated with assets of the Corporate segment that supported the specialty pharmacy business, which were disposed in connection with the sale of certain assets and wind down and exit from the specialty pharmacy business (see Note 4 - Discontinued Operations and Exit Activities for further information). The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2018 and 2017.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2019	2018
Capitalized contract costs	$16,757	$—
Convertible notes receivable	9,045	—
Deferred loan costs, net	2,783	506
FFF call right	204	610
Other	3,079	2,776
Total other long-term assets	$31,868	$3,892
Contract costs include capitalized sales commissions and implementation costs. See Note 7 - Contract Balances for further information.
The Company recorded $0.6 million, $0.5 million and $0.5 million in amortization expense on deferred loan costs during the years ended June 30, 2019, 2018 and 2017, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest and investment income, net in the Consolidated Statements of Income.
Pursuant to a shareholders' agreement entered into in connection with the Company's equity investment in FFF on July 26, 2016, as amended and restated on November 22, 2017 (see Note 5 - Investments), the Company obtained a call right to purchase the remaining interest in FFF from the majority shareholder (see Note 6 - Fair Value Measurements).
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2019	2018
FFF put right	$41,652	$42,041
Deferred rent	12,156	13,082
Reserve for uncertain tax positions	7,419	8,261
Earn-out liability, less current portion	5,634	—
Other	822	—
Total other long-term liabilities	$67,683	$63,384
Pursuant to an amended and restated shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 5 - Investments), the majority shareholder of FFF obtained a put right that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company (see Note 6 - Fair Value Measurements).

(9) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2018	$336,973	$506,197	$843,170
Acquisition of Stanson	—	37,539	37,539
June 30, 2019	$336,973	$543,736	$880,709
The Company recorded Stanson acquisition adjustments during the year ended June 30, 2019 which were related to working capital adjustments subsequent to the acquisition date. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2019	2018
Member relationships	14.7 years	$220,100	$220,100
Technology	5.7 years	164,217	142,317
Customer relationships	8.3 years	48,010	46,810
Trade names	7.9 years	16,060	15,860
Favorable lease commitments	10.1 years	11,393	11,393
Non-compete agreements	5.8 years	8,800	8,480
Total intangible assets		468,580	444,960
Accumulated amortization		(197,858)	(144,574)
Total intangible assets, net		$270,722	$300,386
Intangible asset amortization totaled $53.3 million, $52.8 million and $46.1 million for the years ended June 30, 2019, 2018 and 2017, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2020	$49,484
2021	27,927
2022	24,620
2023	23,511
2024	22,970
Thereafter	119,210
Total amortization expense (a)	$267,722

(a)
Estimated aggregate amortization expense for the next five fiscal years and thereafter excludes anticipated amortization on technology under development, which was classified as technology in the total intangible assets, net table, of $3.0 million at June 30, 2019.

The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2019	2018
Supply Chain Services	$196,241	$213,756
Performance Services	74,481	86,630
Total intangible assets, net	$270,722	$300,386

(10) DEBT
Long-term debt consisted of the following (in thousands):

			June 30,
	Commitment Amount	Due Date	2019	2018
Credit Facility	$1,000,000	November 9, 2023	$25,000	$100,000
Notes payable	—	Various	8,611	7,212
Total debt			33,611	107,212
Less: current portion			(27,608)	(100,250)
Total long-term debt			$6,003	$6,962
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018. The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
The Credit Facility replaced the Company's then existing Credit Facility dated June 24, 2014 and amended as of June 4, 2015 (the "Prior Loan Agreement"). The Prior Loan Agreement included a $750.0 million unsecured revolving credit facility and was scheduled to mature on June 24, 2019. At the time of its termination, outstanding borrowings, accrued interest and fees and expenses under the Prior Loan Agreement totaled approximately $100.7 million, which was repaid with cash on hand and borrowings under the new Credit Facility.
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that the LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At June 30, 2019, the interest rate for one-month Eurodollar Loans was 3.398% and the interest rate for Base Rate Loans was 5.500%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs and other general corporate activities. During the year ended June 30, 2019, the Company borrowed $50.0 million under the Credit Facility, to partially fund the $250.0 million authorized share repurchase program and other general corporate activities and, repaid $125.0 million of borrowings under the Credit Facility. On July 15, 2019, the Company repaid an additional $25.0 million of borrowings under the Credit Facility.
During the year ended June 30, 2019, interest expense was $4.4 million and cash paid for interest was $4.4 million.
Notes Payable
At June 30, 2019 and 2018, the Company had $8.6 million and $7.2 million, respectively, in notes payable consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $2.6 million and $0.2 million, respectively, were included in current portion of long-term debt and $6.0 million and $7.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2019 are as follows (in thousands):

2020	$2,608
2021	3,372
2022	416
2023	944
2024	1,271
Total principal payments	$8,611
(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 51% ownership of Premier LP through their ownership of Class B common units at June 30, 2019. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the LP Agreement (see Note 1 - Organization and Basis of Presentation for more information), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the years ended June 30, 2019, 2018 and 2017, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Consolidated Statements of Income in the amounts of $(118.1) million, $157.6 million and $(37.2) million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2016 to June 30, 2019 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Redeemable Limited Partners' Capital
June 30, 2016	$(6,226)	$3,143,541	$(85)	$3,137,230
Distributions applied to receivables from limited partners	2,049	—	—	2,049
Redemption of limited partners	—	(416)	—	(416)
Net income attributable to non-controlling interest in Premier LP	—	336,052	—	336,052
Distributions to limited partners	—	(92,892)	—	(92,892)
Net realized loss on marketable securities	—	—	85	85
Exchange of Class B common units for Class A common stock by member owners	—	(157,371)	—	(157,371)
Exchange of Class B common units for cash by member owners	—	(123,330)	—	(123,330)
Adjustment of redeemable limited partners' capital to redemption amount	—	37,176	—	37,176
June 30, 2017	$(4,177)	$3,142,760	$—	$3,138,583
Distributions applied to receivables from limited partners	1,972	—	—	1,972
Redemption of limited partners	—	(942)	—	(942)
Net income attributable to non-controlling interest in Premier LP	—	224,269	—	224,269
Distributions to limited partners	—	(69,770)	—	(69,770)
Exchange of Class B common units for Class A common stock by member owners	—	(216,121)	—	(216,121)
Adjustment of redeemable limited partners' capital to redemption amount	—	(157,581)	—	(157,581)
June 30, 2018	$(2,205)	$2,922,615	$—	$2,920,410
Distributions applied to receivables from limited partners	1,001	—	—	1,001
Redemption of limited partners	—	(1,819)	—	(1,819)
Net income attributable to non-controlling interest in Premier LP	—	174,959	—	174,959
Distributions to limited partners	—	(55,562)	—	(55,562)
Exchange of Class B common units for Class A common stock by member owners	—	(633,783)	—	(633,783)
Adjustment of redeemable limited partners' capital to redemption amount	—	118,064	—	118,064
June 30, 2019	$(1,204)	$2,524,474	$—	$2,523,270
Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the years ended June 30, 2019, 2018 and 2017.
During the year ended June 30, 2019, four limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 23, 2018	$15,465
November 21, 2018	$14,993
February 21, 2019	$14,288
May 23, 2019	$13,145

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP made a $13.2 million quarterly distribution on August 22, 2019. The distribution is reflected in limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2019.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the year ended June 30, 2019, the Company recorded total reductions of $633.8 million to redeemable limited partners' capital to reflect the exchange of approximately 14.8 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 13 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2018	816,468	$30,536
October 31, 2018	9,807,651	441,344
January 31, 2019	3,705,459	147,440
April 30, 2019	435,188	14,463
Total	14,764,766	$633,783
(12) STOCKHOLDERS' DEFICIT
As of June 30, 2019, there were 61,938,157 shares of the Company's Class A common stock, par value $0.01 per share, and 64,548,044 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2018, the Company's Board of Directors approved the repurchase of up to $250.0 million of the Company's Class A common stock during fiscal year 2019. The Company completed this stock repurchase program during the fiscal year ended June 30, 2019, through which approximately 6.7 million shares of Class A common stock were purchased at an average price of $37.38 per share for a total purchase price of approximately $250.0 million.
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
(13) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners' capital at the redemption amount, which is due to the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings (loss) per share calculation, which is calculated using the treasury stock method, includes the impact of shares that could be issued under the outstanding stock options, non-vested restricted stock units and awards, shares of non-vested performance share awards and the effect of the assumed redemption of Class B common units through the issuance of Class A common shares.
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard (a)
Numerator for basic earnings (loss) per share:
Net income (loss) from continuing operations attributable to stockholders (b)	$15,706	$(13,394)	$191,040	$76,300
Net loss from discontinued operations attributable to stockholders	(24,650)	(24,640)	(158)	(51)
Net (loss) income attributable to stockholders	$(8,944)	$(38,034)	$190,882	$76,249

Numerator for diluted earnings (loss) per share:
Net income (loss) from continuing operations attributable to stockholders (b)	$15,706	$(13,394)	$191,040	$76,300
Adjustment of redeemable limited partners' capital to redemption amount	—	—	(157,581)	—
Net income from continuing operations attributable to non-controlling interest in Premier LP	—	—	224,548	—
Net income (loss) from continuing operations	15,706	(13,394)	258,007	76,300
Tax effect on Premier, Inc. net income (c)	—	—	(70,257)	—
Adjusted net income (loss) from continuing operations	$15,706	$(13,394)	$187,750	$76,300

Net loss from discontinued operations attributable to stockholders	$(24,650)	$(24,640)	$(158)	$(51)
Net loss from discontinued operations attributable to non-controlling interest in Premier LP	—	—	(279)	(76)
Adjusted net loss from discontinued operations	$(24,650)	$(24,640)	$(437)	$(127)

Adjusted net (loss) income	$(8,944)	$(38,034)	$187,313	$76,173

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard (a)
Denominator for basic earnings (loss) per share:
Weighted average shares (d)	59,188	59,188	53,518	49,654

Denominator for diluted earnings (loss) per share:
Weighted average shares (d)	59,188	59,188	53,518	49,654
Effect of dilutive securities: (e)
Stock options	577	—	275	286
Restricted stock	297	—	295	215
Performance share awards	207	—	252	219
Class B shares outstanding	—	—	83,000	—
Weighted average shares and assumed conversions	60,269	59,188	137,340	50,374

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.27	$(0.22)	$3.57	$1.54
Basic loss per share from discontinued operations	(0.42)	(0.42)	0.00	0.00
Basic (loss) earnings per share attributable to stockholders	$(0.15)	$(0.64)	$3.57	$1.54

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.27	$(0.22)	$1.37	$1.51
Diluted loss per share from discontinued operations	(0.42)	(0.42)	(0.01)	0.00
Diluted (loss) earnings per share attributable to stockholders	$(0.15)	$(0.64)	$1.36	$1.51

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Net income (loss) from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard
Net income from continuing operations	$334,677	$299,195	$258,007	$449,604
Net income from continuing operations attributable to non-controlling interest in Premier LP	(200,907)	(178,480)	(224,548)	(336,128)
Adjustment of redeemable limited partners' capital to redemption amount	(118,064)	(134,109)	157,581	(37,176)
Net income (loss) from continuing operations attributable to stockholders	$15,706	$(13,394)	$191,040	$76,300

(c)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(d)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2019, 2018 and 2017.

(e)
For the year ended June 30, 2019, the effect of 70.8 million Class B common units exchangeable for Class A common shares and 0.4 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2018, the effect of 1.6 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2017, the effect of 90.8 million Class B common units exchangeable for Class A common shares and 1.3 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2018	816,468	79,519,233	53,256,897	60%/40%
October 31, 2018	9,807,651	69,601,752	63,734,585	53%/47%
January 31, 2019	3,705,459	65,778,688	63,841,210	51%/49%
April 30, 2019	435,188	64,548,044	61,826,763	51%/49%
July 31, 2019 (c)	1,310,771	62,767,860	63,274,182	49.8%/50.2%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 12 - Stockholders' Deficit), equity incentive plan (see Note 14 - Stock-Based Compensation) and departed member owners (see Note 11 - Redeemable Limited Partners' Capital).

(c)
As the quarterly exchange occurred on July 31, 2019, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2019. The Company utilized 1.3 million treasury shares to facilitate this exchange, and as a result had 1.1 million Class A common shares held in treasury as of July 31, 2019, after the exchange.

(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the year ended June 30, 2019, 25% for the year ended June 30, 2018 and 38% for the year ended June 30, 2017, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. The decrease in the deferred tax benefit from the year ended June 30, 2017 to the year ended June 30, 2018 is a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See Note 16 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Pre-tax stock-based compensation expense (a)	$29,001	$28,844	$26,097
Deferred tax benefit (b)	6,296	7,124	9,917
Total stock-based compensation expense, net of tax	$22,705	$21,720	$16,180

(a)
Pre-tax stock-based compensation expense attributable to discontinued operations is not included in the above table and was $0.5 million, $0.6 million and $0.4 million for the years ended June 30, 2019, 2018 and 2017, respectively.

(b)
For the year ended June 30, 2019, the deferred tax benefit was reduced by $1.2 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the TCJA.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2019, there were approximately 6.7 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2019:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2018	605,873	$33.25	1,318,047	$33.00	3,499,251	$30.53
Granted	282,786	$43.16	613,901	$43.09	—	$—
Vested/exercised	(239,038)	$34.81	(359,751)	$35.43	(624,370)	$31.60
Forfeited	(60,071)	$36.34	(132,382)	$36.46	(76,208)	$33.25
Outstanding at June 30, 2019	589,550	$37.06	1,439,815	$36.38	2,798,673	$30.22

Stock options outstanding and exercisable at June 30, 2019					2,390,622	$29.84
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
Unrecognized stock-based compensation expense at June 30, 2019 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$10,348	1.8 years
Performance share awards	21,810	1.7 years
Stock options	2,170	1.1 years
Total unrecognized stock-based compensation expense	$34,328	1.7 years
The aggregate intrinsic value of stock options at June 30, 2019 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$22,152
Expected to vest	2,718
Total outstanding	$24,870

Exercised during the year ended June 30, 2019	$6,096

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

June 30,
	2018	2017
Expected life (a)	6 years	6 years
Expected dividend (b)	—	—
Expected volatility (c)	29.4% - 32.3%	32.0% - 33.0%
Risk-free interest rate (d)	1.9% - 2.9%	1.3% - 2.1%
Weighted average option grant date fair value	$9.48 - $11.42	$10.48 - $12.00

(a)
The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.

(b)	No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.

(c)	The expected volatility rate was based on the observed historical volatilities of comparable companies.

(d)	The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the United States Treasury as of the date of the grant.
(15) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan provides for monthly employee contributions of up to 20% and matching monthly employer contributions of up to 4% of the participant's compensation, not to exceed certain limits. The Company's 401(k) expense related to such matching of employee contributions was $9.4 million, $9.4 million and $8.9 million for the years ended June 30, 2019, 2018 and 2017, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(16) INCOME TAXES
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
On December 22, 2017, the U.S. government enacted the TCJA that made broad changes to the U.S. tax code. Most notable to the Company was the reduction in the U.S. federal corporate income tax rate from 35% to 21% for the first taxable year beginning on or after January 1, 2018. As a result, the Company remeasured its deferred tax balances and recorded net provisional tax expense of $210.4 million in fiscal year 2018. During fiscal year 2019, the Company considered notices and additional regulations issued by the Internal Revenue Service and authoritative accounting guidance resulting in an immaterial adjustment for a total recorded tax expense of $209.9 million associated with the enactment of the TCJA. The Company completed the accounting for the tax effects of the TCJA within the one-year measurement period permitted under SAB 118 for the fiscal year ended June 30, 2019.

Significant components of the consolidated expense for income taxes are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Current:
Federal	$16,832	$22,103	$16,638
State	4,752	4,141	4,614
Total current expense	21,584	26,244	21,252
Deferred:
Federal	10,493	232,920	49,493
State	1,385	362	11,179
Total deferred expense	11,878	233,282	60,672
Provision for income taxes	$33,462	$259,526	$81,924
The reconciliation between the Company's effective tax rate on income and the statutory tax rates of 21.0%, 28.1% and 35.0% for fiscal years ended 2019, 2018 and 2017, respectively, is as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Computed tax expense	$77,309	$145,220	$186,035
Partnership income not subject to tax	(50,333)	(70,257)	(85,142)
State taxes (net of federal benefit)	9,884	12,919	9,832
Remeasurement adjustments and other permanent items	3,300	(53,151)	(78,998)
(Benefit) expense on subsidiaries treated separately for income tax purposes	(1,564)	(848)	18,678
Change in valuation allowance	(3,030)	(33,106)	26,829
Deferred tax remeasurement	(1,814)	256,787	9,950
Other	(290)	1,962	(5,260)
Provision for income taxes	$33,462	$259,526	$81,924
Effective income tax rate	9.1%	50.1%	15.4%
The higher effective tax rate in fiscal year 2018 was largely driven by the remeasurement of deferred tax balances due to the reduction in the statutory rate from 35% to 21% pursuant to the aforementioned TCJA. The effective tax rate in fiscal year 2017 included the one-time gain attributable to the remeasurement of the 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2019 and 2018 are presented below (in thousands):

	June 30,
	2019	2018
Deferred tax asset
Partnership basis differences in Premier LP	$417,157	$304,459
Stock compensation	18,321	18,347
Accrued expenses	26,682	32,543
Net operating losses and credits	61,437	35,444
Other	12,662	12,103
Total deferred tax assets	536,259	402,896
Valuation allowance for deferred tax assets	(48,769)	(58,681)
Net deferred tax assets	$487,490	$344,215
Deferred tax liability
Purchased intangible assets and depreciation	$(52,585)	$(49,855)
Other liabilities	(17,657)	(6,305)
Net deferred tax asset	$417,248	$288,055
At June 30, 2019, the Company had federal and state net operating loss carryforwards of $201.8 million and $209.6 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets are approximately $42.4 million and $9.6 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2018 expire between the years ending June 30, 2020 through June 30, 2039, unless utilized. Under the TCJA, the Company's net operating losses generated in fiscal year 2018 and beyond cannot be carried back to prior tax years but can be carried forward indefinitely. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2019, the Company had federal research and development credit carryforwards of $11.2 million. The federal credit carryforwards expire at various times between the years ended June 30, 2020 through June 30, 2039, unless utilized. A valuation allowance was established as the Company believes it is more likely than not that all or a portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $48.8 million against its deferred tax assets at June 30, 2019. The valuation allowance decreased by $9.9 million from the $58.7 million valuation allowance recorded as of June 30, 2018. The decrease is primarily attributable to acquired deferred tax liabilities from Stanson Health Inc. and the deferred tax impact associated with the cumulative adjustments upon adoption of the New Revenue Standard.
As of June 30, 2019 and 2018, the Company had net deferred tax assets of $417.2 million and $288.1 million, respectively. The increase is largely attributable to deferred tax assets recorded in connection with the exchanges of Class B common units that occurred during the year ended June 30, 2019.

Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the years ended June 30, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Beginning of year balance	$18,479	$5,043	$4,381
Increases in prior period tax positions	66	12,965	101
Decreases in prior period tax positions	(11,867)	(179)	(870)
Reductions on settlements and lapse in statute of limitations	(27)	(611)	(22)
Increases in current period tax positions	1,615	1,261	1,453
End of year balance	$8,266	$18,479	$5,043
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision and effective tax rate would be impacted by $6.2 million, $7.4 million and $2.8 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2019, 2018 and 2017, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $1.0 million, $0.9 million, and $0.3 million at 2019, 2018 and 2017, respectively.
The decrease in the Company's existing reserve for uncertain income tax positions is primarily due to the closing of certain income tax examinations during the fiscal year ended June 30, 2019. The Company does not expect its existing reserve for uncertain income tax positions at June 30, 2019 to change significantly in the next twelve months.
Federal tax returns for tax years ended June 30, 2014 through 2018 remain open as of June 30, 2019. The IRS has closed the examinations for PHSI's income tax returns for the tax years ended June 30, 2013, 2014 and 2016 without any adjustments. Further, the Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company's financial position or results of operations.
The Company made cash tax payments of $26.1 million and $24.9 million during the years ended June 30, 2019 and 2018, respectively.
(17) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income was $5.1 million, $6.3 million and $4.4 million for the years ended June 30, 2019, 2018 and 2017, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements.
Net administrative fees revenue recorded from purchases under those agreements was $8.0 million as presented and $7.8 million under the Previous Revenue Standard during the year ended June 30, 2019, and $7.6 million and $4.8 million under the Previous Revenue Standard during the years ended June 30, 2018 and 2017, respectively.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $5.5 million, $6.0 million and $5.1 million for the years ended June 30, 2019, 2018 and 2017, respectively, and annual incentive management fees of $0.7 million, $0.3 million and $0.2 million for the years ended June 30, 2019, 2018 and 2017, respectively. As of June 30, 2019 and 2018, $0.7 million and $0.9 million, respectively, in amounts receivable from AEIX are included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

Acurity
GNYHA Purchasing Alliance, LLC and its member organizations ("GNYHA PA") owned approximately 6% of the outstanding partnership interests in Premier LP as of June 30, 2019. Although the Company no longer considers GNYHA PA a related party under U.S. GAAP, prior period information is included below.
Net administrative fees revenue based on purchases by Acurity, Inc. ("Acurity") (an affiliate of GNYHA PA) and its member organizations was $69.9 million for the year ended June 30, 2017. Services and support revenue earned from Acurity and its member organizations was $14.2 million during the year ended June 30, 2017. Product revenue earned from, or attributable to services provided to, Acurity and its member organizations was $2.3 million during the year ended June 30, 2017.
Innovatix and Essensa
The Company held 50% of the membership interests in Innovatix until December 2, 2016, at which time it acquired the remaining 50% of the membership interests from GNYHA Holdings (see Note 3 - Business Acquisitions). The Company's share of Innovatix's net income included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income prior to the acquisition was $10.7 million during the year ended June 30, 2017. The Company maintained a group purchasing agreement with Innovatix under which Innovatix members were permitted to utilize Premier LP's GPO supplier contracts. Gross administrative fees revenue and a corresponding revenue share recorded under the arrangement prior to the acquisition were $19.9 million for the year ended June 30, 2017.
The Company historically maintained a group purchasing agreement with Essensa, under which Essensa utilized the Company's GPO supplier contracts. On December 2, 2016, the Company acquired 100% of the membership interests in Essensa from GNYHA Holdings (see Note 3 - Business Acquisitions). Net administrative fees revenue recorded from Essensa prior to the acquisition was $1.2 million for the year ended June 30, 2017.
(18) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space under operating leases. The office space leases provide for escalating rent payments during the lease terms. The Company recognizes rent expense on a straight-line basis over the lease term. Rent and associated operating expenses totaled $11.5 million, $11.0 million and $8.8 million for the years ended June 30, 2019, 2018 and 2017, respectively.
Future minimum lease payments under noncancelable operating leases (with initial lease terms in excess of one year) are as follows (in thousands):

2020	$12,130
2021	11,539
2022	11,468
2023	11,533
2024	11,510
Thereafter	20,645
Total future minimum lease payments	$78,825
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

(19) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO and direct sourcing activities. The Performance Services segment includes the Company's informatics, collaborative, consulting services, government services and insurance services businesses.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Year Ended June 30,
	2019	2019	2018	2017
Net revenue:	As presented	Previous revenue standard (a)
Supply Chain Services
Net administrative fees	$662,462	$654,312	$643,839	$557,468
Other services and support	8,561	20,003	7,812	7,023
Services	671,023	674,315	651,651	564,491
Products	184,157	180,233	172,327	148,364
Total Supply Chain Services	855,180	854,548	823,978	712,855
Performance Services	362,458	338,464	360,679	353,383
Net revenue	$1,217,638	$1,193,012	$1,184,657	$1,066,238

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.
During the years ended June 30, 2019, 2018 and 2017, net revenue of the Company's Supply Chain Services and Performance Services segments attributable to Acurity totaled $124.0 million, $114.7 million, and $101.3 million, respectively. No other customers represented more than 10% of the Company's net revenue for any period presented.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (b):	2019	2018	2017
Supply Chain Services	$18,618	$18,040	$10,998
Performance Services	110,581	95,808	85,299
Corporate	10,965	9,217	7,703
Total depreciation and amortization expense	$140,164	$123,065	$104,000

Capital expenditures:
Supply Chain Services	$10,154	$1,436	$483
Performance Services	70,757	80,900	66,686
Corporate	12,474	10,089	4,203
Total capital expenditures	$93,385	$92,425	$71,372

	June 30,
	2019	2019	2018
Total assets (c):	As presented	Previous revenue standard (a)
Supply Chain Services	$1,111,934	$963,272	$991,837
Performance Services	941,183	883,723	860,409
Corporate	516,450	527,529	459,970
Total assets	$2,569,567	$2,374,524	$2,312,216

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Includes amortization of purchased intangible assets.

(c)	As of June 30, 2019 and 2018, Supply Chain Services total assets include $3.4 million and $100.9 million, respectively, in assets of discontinued operations related to the specialty pharmacy business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see "Our Use of Non-GAAP Financial Measures" within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Year Ended June 30,
	2019	2019	2018	2017
	As presented	Previous revenue standard (a)
Income before income taxes	$368,139	$330,785	$517,533	$531,528
Remeasurement gain attributable to acquisition of Innovatix, LLC	—	—	—	(205,146)
Equity in net income of unconsolidated affiliates (a)	(5,658)	(5,658)	(1,174)	(14,745)
Interest and investment loss, net (b)	2,471	2,471	5,300	4,512
Loss on disposal of long-lived assets	6,681	6,681	2,376	2,422
Other (income) expense	(3,119)	(3,119)	16,324	(614)
Operating income	368,514	331,160	540,359	317,957
Depreciation and amortization	86,879	86,879	70,264	57,878
Amortization of purchased intangible assets	53,285	53,285	52,801	46,122
Stock-based compensation (c)	29,396	29,396	29,235	26,487
Acquisition and disposition related expenses	13,154	13,154	8,335	15,790
Strategic and financial restructuring expenses (d)	7	7	2,512	31
Remeasurement of tax receivable agreement liabilities (e)	—	—	(177,174)	(5,447)
ERP implementation expenses (f)	872	872	1,000	2,028
Acquisition related adjustment - revenue (g)	—	—	300	18,049
Equity in net income of unconsolidated affiliates (a)	5,658	5,658	1,174	14,745
Impairment on investments (a)	—	—	5,002	—
Deferred compensation plan income (h)	2,546	2,546	3,960	4,020
Other income	731	731	1,752	584
Adjusted EBITDA	$561,042	$523,688	$539,520	$498,244

Segment Adjusted EBITDA:
Supply Chain Services	$548,029	$538,537	$531,851	$490,416
Performance Services	129,147	101,285	123,429	121,090
Corporate	(116,134)	(116,134)	(115,760)	(113,262)
Adjusted EBITDA	$561,042	$523,688	$539,520	$498,244

(a)	Refer to Note 5 - Investments for further information.

(b)	Represents interest expense, net and investment income.

(c)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.4 million during each of the years ended June 30, 2019, 2018 and 2017.

(d)	Represents legal, accounting and other expenses directly related to strategic and financial restructuring expenses.

(e)
Represents adjustments to TRA liabilities for a 14% decrease in the U.S. federal corporate income tax rate that occurred during the year ended June 30, 2018, which is a result of the TCJA that was enacted on December 22, 2017, as well as an increase in income apportioned to California and a 1.5% decrease in the North Carolina state income tax rate during the year ended June 30, 2017.

(f)	Represents implementation and other costs associated with the implementation of a enterprise resource planning ("ERP") system.

(g)
This item includes non-cash adjustments to deferred revenue of acquired entities of $0.3 million and $0.6 million for the years ended June 30, 2018 and 2017, respectively. Business combination accounting rules require the Company to record a deferred revenue liability at its fair value only if the acquired deferred revenue represents a legal performance obligation assumed by the acquirer. The fair value is based on direct and indirect incremental costs of providing the services plus a normal profit margin. Generally, this results in a reduction to the purchased deferred revenue balance, which was based on upfront software license update fees and product support contracts assumed in connection with acquisitions. Because these support contracts are typically one year in duration, the Company's GAAP revenues for the one-year period subsequent to the acquisition of a business do not reflect the full amount of support revenues on these assumed support contracts that would have otherwise been recorded by the acquired entity. The Non-GAAP adjustment to software license update fees and product support revenues is intended to include, and thus reflect, the full amount of such revenues.

Also, during the year ended June 30, 2017 the Company recorded $17.4 million of purchase accounting adjustments to Adjusted EBITDA related to the Company's acquisition of Innovatix and Essensa on December 2, 2016. This adjustment reflects the fair value of administrative fees related to member purchases that occurred prior to December 2, 2016, but were reported to us subsequent to that date through June 30, 2017. Under the Company's revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases prior to the acquisition date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $21.2 million of accounts receivable relating to these administrative fees and an estimated $3.8 million for the related revenue share obligation through June 30, 2017.

(h)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2019 and 2018 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2019
Net revenue	$292,602	$307,589	$301,213	$316,234
Gross profit	$209,463	$219,638	$215,172	$217,735
Net income from continuing operations	$83,372	$105,811	$75,265	$70,229
Loss from discontinued operations, net of tax	$(1,399)	$(1,000)	$(1,463)	$(46,736)
Net income	$81,973	$104,811	$73,802	$23,493
Net income attributable to non-controlling interest in Premier LP	$(55,113)	$(62,631)	$(43,388)	$(13,827)
Adjustment of redeemable limited partners' capital to redemption amount	$(708,193)	$651,709	$235,394	$(296,974)
Net (loss) income attributable to stockholders	$(681,333)	$693,889	$265,808	$(287,308)

Weighted average shares outstanding:
Basic	53,221	59,876	62,020	61,725
Diluted	53,221	133,672	129,072	61,725

(Loss) earnings per share from continuing operations attributable to stockholders:
Basic	$(12.79)	$11.60	$4.30	$(4.28)
Diluted	$(12.79)	$0.70	$0.49	$(4.28)

Fiscal Year 2018
Net revenue	$276,723	$294,390	$300,940	$312,604
Gross profit	$195,240	$205,901	$215,062	$226,457
Net income from continuing operations	$61,299	$19,877	$75,831	$101,000
(Loss) income from discontinued operations, net of tax	$(683)	$(108)	$718	$(364)
Net income	$60,616	$19,769	$76,549	$100,636
Net income attributable to non-controlling interest in Premier LP	$(44,610)	$(56,485)	$(53,047)	$(70,127)
Adjustment of redeemable limited partners' capital to redemption amount	$320,424	$317,916	$(127,039)	$(353,720)
Net income (loss) attributable to stockholders	$336,430	$281,200	$(103,537)	$(323,211)

Weighted average shares outstanding:
Basic	52,909	55,209	53,529	52,412
Diluted	140,046	139,237	53,529	52,412

Earnings (loss) per share from continuing operations attributable to stockholders:
Basic	$6.36	$5.09	$(1.94)	$(6.17)
Diluted	$0.30	$0.06	$(1.94)	$(6.17)

(21) SUBSEQUENT EVENTS
As previously discussed, the Company entered into a shareholders' agreement in connection its investment in FFF on July 26, 2016, which shareholders' agreement was amended and restated on November 22, 2017. Pursuant to the shareholders' agreement, the majority shareholder of FFF has the right (the "Put Right"), but not the obligation, to require the Company to purchase the majority shareholder's interest in FFF at the Equity Value per Share. The shareholders' agreement was again amended and restated on July 29, 2019, to provide that the entirety of the Put Right is now exercisable, on an all or nothing basis, on or after April 15, 2023. Prior to the July 29, 2019 amendment, the Put Right permitted the majority shareholder of FFF to require the Company to purchase (i) up to 50% of the majority shareholder's interest in FFF, which is exercisable beginning on the fourth anniversary of the investment closing date, July 26, 2020, and (ii) all or a portion of the majority shareholder's remaining interest in FFF 30 calendar days after December 31, 2020. See Note 5 - Investments and Note 6 - Fair Value Measurements for further information.

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our internal control over financial reporting was effective.
Management's annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of internal controls over financial reporting of Stanson, which was acquired during the year ended June 30, 2019 and is included in our consolidated financial statements as of June 30, 2019 and for the period from the acquisition date through June 30, 2019. The assets of Stanson represented less than 3% of our total assets as of June 30, 2019. The net revenue generated by Stanson represented less than 1% of our net revenue for the year ended June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Item 1 - Election of Directors," "Corporate Governance and Board Structure," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Code of Ethics
We maintain a Corporate Code of Conduct for all of our employees and officers, including the principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and, where applicable, to directors. In addition, the Board of Directors is subject to a separate Board Code of Ethics and Board Conflict of Interest Policy (collectively, the "Board Codes"). The Corporate Code of Conduct, along with the Board Codes, can be found on our Investor Relations website at investors.premierinc.com under "Corporate Governance-Governance Documents." A copy of the Corporate Code of Conduct is available to any stockholder who requests it by writing to Investor Relations, Premier, Inc., 13034 Ballantyne Corporate Place, Charlotte, North Carolina 28277. We will disclose any substantive amendments to, or waivers (for directors or executive officers) from, certain provisions (relating to one or more elements of Item 4.06(b) of Regulation S-K) of the Corporate Code of Conduct and Board Codes on our website promptly following the date of such amendment or waiver.
Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Executive Compensation" and "Corporate Governance and Board Structure," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Security Ownership of Certain Beneficial Owners and Management" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2018. The following table sets forth certain information as of June 30, 2019 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	4,828,038 (1)	$30.22 (2)	6,663,371 (3)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,828,038 (1)	$30.22 (2)	6,673,371 (3)

(1)
Assumes restricted stock unit (RSU), performance share (PSA) and stock option awards are paid at target. Actual shares awarded may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 14 - Stock-Based Compensation to our Consolidated Financial Statements.

(2)	This calculation only reflects outstanding stock option awards.

(3)
Reflects, as of June 30, 2019, shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Related Person Transactions," and "Corporate Governance and Board Structure," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2019 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm," and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2019, 2018 and 2017
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2019
Allowance for doubtful accounts	$1,841	5,865	3,379	$4,327
Deferred tax assets valuation allowance	$58,681	(3,030)	6,882	$48,769

Year ended June 30, 2018
Allowance for doubtful accounts	$1,812	1,148	1,119	$1,841
Deferred tax assets valuation allowance	$91,787	(33,106)	—	$58,681

Year ended June 30, 2017
Allowance for doubtful accounts	$1,981	781	950	$1,812
Deferred tax assets valuation allowance	$64,958	26,829	—	$91,787
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
2.1
Asset Purchase and Sale Agreement, dated May 6, 2019, by and among Commcare Pharmacy - FTL, LLC, Acro Pharmaceutical Services, LLC, NS3 Health, LLC, Premier, Inc., and ProCare Pharmacy, L.L.C. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 6, 2019)

2.1.1
First Amendment to Asset Purchase and Sale Agreement, dated June 6, 2019, by and among Commcare Pharmacy - FTL, LLC, Acro Pharmaceutical Services, LLC, NS3 Health, LLC, Premier, Inc., and ProCare Pharmacy, L.L.C. (Incorporated by reference to Exhibit 2.1.1 to our Current Report on Form 8-K filed on June 11, 2019)

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of December 4, 2015 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 4, 2015)
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
4.1.1	Description of Securities*
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

10.6	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2018)+
10.7	Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*+
10.8	Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*+
10.9
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on August 23, 2018)+

10.10
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.11	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective June 15, 2018 (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on August 23, 2018)+
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

10.19	Premier, Inc. Directors' Compensation Policy, as amended on June 14, 2019, effective July 1, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2019)+
10.20
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.21
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.22
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective September 25, 2015) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.23
Premier Healthcare Solutions, Inc. Deferred Compensation Plan, (as amended and restated effective January 1, 2015) (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2014)+

10.24
Credit Agreement, dated as of November 9, 2018, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2018)

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

PREMIER, INC.
By:	/s/ SUSAN D. DEVORE
Name:	Susan D. DeVore
Title:	Chief Executive Officer and Director
Date:	August 23, 2019

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

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	Chief Executive Officer and Director (principal executive officer)	August 23, 2019

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)	August 23, 2019

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 23, 2019

/s/ ERIC J. BIEBER, MD Eric J. Bieber, MD	Director	August 23, 2019

/s/ STEPHEN R. D'ARCY Stephen R. D'Arcy	Director	August 23, 2019

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 23, 2019

/s/ WILLIAM B. DOWNEY William B. Downey	Director	August 23, 2019

/s/ PETER S. FINE Peter S. Fine	Director	August 23, 2019

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	August 23, 2019

/s/ DAVID LANGSTAFF David Langstaff	Director	August 23, 2019

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 23, 2019

/s/ MARC D. MILLER Marc D. Miller	Director	August 23, 2019

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 23, 2019

/s/ SCOTT REINER Scott Reiner	Director	August 23, 2019

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 23, 2019

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 23, 2019

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 23, 2019