Form 10-Q
period 2019-09-30
Premier, Inc.
filed 2019-11-05
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of November 1, 2019, there were 66,437,223 shares of the registrant's Class A common stock, par value $0.01 per share, and 55,581,646 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

•	the rate at which the markets for our software as a service ("SaaS") informatics products and services develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees that we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with investments in or loans to businesses that we do not control, particularly early stage companies;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

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

•	our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that may be considered medical devices;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our member owners or between us and our member owners;

•	the ability of our member owners to exercise significant control over us, including through the election of all of our directors;

•	our ability to comply with the NASDAQ corporate governance guidelines triggered by the loss of our "controlled company" status in a timely manner;

•	the terms of agreements between us and our member owners;

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

•
the risk factors discussed under the heading "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Annual Report"), filed with the Securities and Exchange Commission ("SEC").

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2019	June 30, 2019
Assets
Cash and cash equivalents	$125,244	$141,055
Accounts receivable (net of $813 and $739 allowance for doubtful accounts, respectively)	157,830	168,115
Contract assets	214,277	205,509
Inventory	52,344	51,032
Prepaid expenses and other current assets	26,989	23,765
Current assets of discontinued operations	—	24,568
Total current assets	576,684	614,044
Property and equipment (net of $383,617 and $359,235 accumulated depreciation, respectively)	202,564	205,108
Intangible assets (net of $207,984 and $197,858 accumulated amortization, respectively)	249,203	270,722
Goodwill	880,709	880,709
Deferred income tax assets	433,512	422,014
Deferred compensation plan assets	45,347	45,466
Investments in unconsolidated affiliates	107,810	99,636
Operating lease right-of-use asset	60,421	—
Other assets	38,334	31,868
Total assets	$2,594,584	$2,569,567

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$57,376	$54,540
Accrued expenses	87,025	82,476
Revenue share obligations	141,146	137,359
Limited partners' distribution payable	13,699	13,202
Accrued compensation and benefits	34,856	70,799
Deferred revenue	34,392	35,623
Current portion of tax receivable agreements	18,118	17,505
Current portion of long-term debt	1,271	27,608
Other liabilities	19,964	7,113
Current liabilities of discontinued operations	2,784	11,797
Total current liabilities	410,631	458,022
Long-term debt, less current portion	7,198	6,003
Tax receivable agreements, less current portion	308,111	326,607
Deferred compensation plan obligations	45,347	45,466
Deferred tax liabilities	6,921	4,766
Operating lease liability, less current portion	56,283	—
Other liabilities	69,874	67,683
Total liabilities	904,365	908,547

	September 30, 2019	June 30, 2019
Redeemable limited partners' capital	1,805,075	2,523,270
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 64,842,923 shares issued and 62,679,061 shares outstanding at September 30, 2019 and 64,357,305 shares issued and 61,938,157 shares outstanding at June 30, 2019	649	644
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 62,455,345 and 64,548,044 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	—	—
Treasury stock, at cost; 2,163,862 and 2,419,148 shares, respectively	(75,611)	(87,220)
Additional paid-in-capital	—	—
Accumulated deficit	(39,894)	(775,674)
Total stockholders' deficit	(114,856)	(862,250)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,594,584	$2,569,567
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2019	2018
Net revenue:
Net administrative fees	$172,403	$162,000
Other services and support	81,886	86,943
Services	254,289	248,943
Products	48,121	43,659
Net revenue	302,410	292,602
Cost of revenue:
Services	47,536	43,372
Products	43,475	39,767
Cost of revenue	91,011	83,139
Gross profit	211,399	209,463
Operating expenses:
Selling, general and administrative	113,929	101,517
Research and development	379	340
Amortization of purchased intangible assets	13,044	12,977
Operating expenses	127,352	114,834
Operating income	84,047	94,629
Equity in net income of unconsolidated affiliates	3,607	2,690
Interest and investment income (loss), net	476	(688)
Other expense	(7,577)	(1,941)
Other (expense) income, net	(3,494)	61
Income before income taxes	80,553	94,690
Income tax expense	9,614	11,318
Net income from continuing operations	70,939	83,372
Income (loss) from discontinued operations, net of tax	390	(1,399)
Net income	71,329	81,973
Net income from continuing operations attributable to noncontrolling interest	(41,710)	(55,945)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(197)	832
Net income attributable to non-controlling interest in Premier LP	(41,907)	(55,113)
Adjustment of redeemable limited partners' capital to redemption amount	694,309	(708,193)
Net income (loss) attributable to stockholders	$723,731	$(681,333)

Weighted average shares outstanding:
Basic	62,785	53,221
Diluted	126,632	53,221

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$11.53	$(12.79)
Discontinued operations	—	(0.01)
Basic earnings (loss) per share attributable to stockholders	$11.53	$(12.80)

	Three Months Ended September 30,
	2019	2018
Diluted earnings (loss) per share
Continuing operations	$0.49	$(12.79)
Discontinued operations	—	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$0.49	$(12.80)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2019	2018
Net income	$71,329	$81,973
Less: comprehensive income attributable to non-controlling interest	(41,907)	(55,113)
Comprehensive income attributable to stockholders	$29,422	$26,860
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2019
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to departures and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	$649	62,455	$—	2,163	$(75,611)	$—	$(39,894)	$(114,856)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended September 30, 2018
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$(1,427,064)
Balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,277,581)	(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	121,945	121,945
Adjusted balance at July 1, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,155,636)	$(1,305,119)
Exchange of Class B units for Class A common stock by member owners	817	—	(817)	—	(817)	25,974	4,562	—	30,536
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	373	—	373
Issuance of Class A common stock under equity incentive plan	547	5	—	—	—	—	7,467	—	7,472
Treasury stock	(335)	—	—	—	335	(12,313)	—	—	(12,313)
Stock-based compensation expense	—	—	—	—	—	—	6,195	—	6,195
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(6,948)	—	(6,948)
Net income	—	—	—	—	—	—	—	81,973	81,973
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,113)	(55,113)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(11,649)	(696,544)	(708,193)
Balance at September 30, 2018	53,790	$580	79,519	$—	4,287	$(136,397)	$—	$(1,825,320)	$(1,961,137)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2019	2018
Operating activities
Net income	$71,329	$81,973
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(390)	1,399
Depreciation and amortization	37,579	33,230
Equity in net income of unconsolidated affiliates	(3,607)	(2,690)
Deferred income taxes	(1,985)	5,113
Stock-based compensation	3,704	6,091
Remeasurement of tax receivable agreement liabilities	4,674	—
Loss on FFF put and call rights	7,839	3,283
Changes in operating assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	6,972	(6,772)
Contract assets	(8,768)	(33,276)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(23,830)	(27,133)
Other operating activities	2,562	382
Net cash provided by operating activities from continuing operations	96,079	61,600
Net cash provided by operating activities from discontinued operations	11,196	2,727
Net cash provided by operating activities	$107,275	$64,327
Investing activities
Purchases of property and equipment	$(21,983)	$(25,062)
Investments in unconsolidated affiliates	(4,665)	(4,000)
Proceeds from sale of assets	3,632	—
Other investing activities	(5,250)	—
Net cash used in investing activities	$(28,266)	$(29,062)
Financing activities
Payments made on notes payable	$(1,513)	$—
Payments on credit facility	(25,000)	—
Proceeds from exercise of stock options under equity incentive plan	1,754	7,472
Repurchase of vested restricted units for employee tax-withholding	(8,311)	(6,948)
Distributions to limited partners of Premier LP	(13,202)	(15,465)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Repurchase of Class A common stock (held as treasury stock)	(31,123)	(12,313)
Net cash used in financing activities	$(94,820)	$(45,229)
Net decrease in cash and cash equivalents	(15,811)	(9,964)
Cash and cash equivalents at beginning of year	141,055	152,386
Cash and cash equivalents at end of period	$125,244	$142,422

	Three Months Ended September 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in redeemable limited partners' capital for adjustment to fair value, with offsetting (increase) decrease in additional paid-in-capital and accumulated deficit	$(694,309)	$708,193
Reduction in redeemable limited partners' capital, with offsetting increases in common stock and additional paid-in capital related to quarterly exchanges by member owners	$50,792	$30,536
Reduction in redeemable limited partners' capital for limited partners' distribution payable	$13,699	$14,993
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	$69	$437
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	$7,140	$6,554
Net increase in tax receivable agreement liabilities related to departures and quarterly exchanges by member owners and other adjustments	$5,132	$6,181
Net (decrease) increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	$(12,272)	$373
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	$4,526	$—
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 17 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") informatics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company's insurance management services.
Acquisitions and Divestitures
Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. ("PHSI"), acquired all of the outstanding capital stock in Stanson Health, Inc. ("Stanson") through a reverse subsidiary merger transaction for an adjusted purchase price of $55.4 million in cash. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC completed the sale of prescription files and records and certain other assets used in the Company's specialty pharmacy business to ProCare Pharmacy, L.L.C., an affiliate of CVS Health Corporation, for $22.3 million. The Company also received $7.6 million related to the sale of a portion of its pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of its remaining pharmaceutical inventory. In addition, during the three months ended September 30, 2019, the Company substantially completed the wind down and exit from the specialty pharmacy business.
The Company met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in the notes to the condensed consolidated financial statements has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities for further information.

Company Structure
The Company, through Premier GP, held an approximate 50.1% and 49.0% sole general partner interest in Premier LP at September 30, 2019 and June 30, 2019, respectively. In addition to their equity ownership interest in the Company, the member owners held an approximate 49.9% and 51.0% limited partner interest in Premier LP at September 30, 2019 and June 30, 2019, respectively. As a result of exchanges under an exchange agreement entered into by the member owners in connection with the completion of the Company's initial public offering on October 1, 2013 (the "Exchange Agreement"), as of July 31, 2019, the Class A common stock and Class B common stock represented approximately 50.2% and 49.8% respectively, of the Company's combined Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represented the majority of the Company's outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, the Company no longer qualified for the "controlled company" exemption under NASDAQ rules and must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. In anticipation of the change in controlled company status, the Company has been planning for this evolution and expects to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
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
At September 30, 2019 and June 30, 2019, the member owners owned approximately 49.9% and 51.0%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the three months ended September 30, 2019, the member owners exchanged 1.3 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement entered into by the member owners in connection with the completion of the Company's initial public offering on October 1, 2013. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). During the three months ended September 30, 2019, approximately 1.3 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 1.3 million Class B common shares were retired during the same period. For further information, see Note 12 - Earnings (Loss) Per Share.
At both September 30, 2019 and June 30, 2019, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 50.1% and 49.0%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2019 Annual Report.
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
The assets and liabilities of Premier LP at September 30, 2019 and June 30, 2019, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Assets
Current	$565,433	$603,390
Noncurrent	1,587,880	1,536,685
Total assets of Premier LP	$2,153,313	$2,140,075

Liabilities
Current	$453,755	$517,616
Noncurrent	176,588	118,032
Total liabilities of Premier LP	$630,343	$635,648

Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Premier LP net income	$84,140	$92,262
Premier LP's cash flows, including cash flows attributable to discontinued operations, for the three months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$92,634	$68,926
Investing activities	(28,266)	(25,062)
Financing activities	(79,150)	(34,726)
Net (decrease) increase in cash and cash equivalents	(14,782)	9,138
Cash and cash equivalents at beginning of year	131,210	117,741
Cash and cash equivalents at end of period	$116,428	$126,879

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

(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2019 Annual Report, except as described below.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. The Company adopted ASU No. 2016-02, Leases (ASC Topic 842), on July 1, 2019 on a modified retrospective basis under the optional transition method. Therefore, comparative periods are presented in accordance with ASC Topic 840. Additionally, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) historical lease classification and assessments for expired and existing leases, and (2) historical accounting for initial direct costs for existing leases. The Company elected not to recognize any operating lease right-of-use assets or operating lease liabilities for any lease whose term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise. The Company also elected to account for the non-lease components within its leases as part of the single lease component to which they are related. Refer to "Adoption of Topic 842" for additional information on the impact of the adoption of ASC 842.
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted including adoption in any interim periods. The Company does not believe this guidance will have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. More specifically, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new standard will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
Adoption of Topic 842
As a result of adopting Topic 842, the Company's accounting policies and condensed consolidated financial statements were updated as follows:
The Company enters into lease contracts in which the Company is the lessee, substantially all of which are related to office space leased in various buildings used for general corporate purposes. The terms of these non-cancelable operating leases typically require the Company to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent and initial direct costs, if incurred. The Company's leases generally do not include an implicit rate; therefore, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the transition date. The related lease expense is recognized on a straight-line basis over the lease term.

The following tables summarize the impacts of adopting Topic 842 on the Condensed Consolidated Balance Sheets (in thousands). See Note 16 - Commitments and Contingencies for further information.

	June 30, 2019 As presented	Impact of Topic 842	July 1, 2019 Adjusted
Intangible assets, net (a)	$270,722	$(8,474)	$262,248
Deferred income tax assets	$422,014	$302	$422,316
Operating lease right-of-use assets	$—	$62,642	$62,642
Total assets	$2,569,567	$54,470	$2,624,037

Other current liabilities	$7,113	$7,661	$14,774
Current liabilities of discontinued operations	$11,797	$1,200	$12,997
Operating lease liabilities	$—	$58,596	$58,596
Other long-term liabilities	$67,683	$(12,088)	$55,595
Total liabilities	$908,547	$55,369	$963,916

Accumulated deficit (b)	$(775,674)	$(899)	$(776,573)
Total liabilities and equity	$2,569,567	$54,470	$2,624,037

(a)
The Company reclassified a favorable lease commitment, which was recorded within intangible assets, net in the Condensed Consolidated Balance Sheets as of June 30, 2019, to operating lease right-of-use assets as part of the adoption of Topic 842.

(b)
The Company recognized a non-cash impairment charge of $1.2 million ($0.9 million net of deferred tax impact), which was recorded as an adjustment to the opening balance of equity at July 1, 2019. The impairment charge was related to operating lease right-of-use assets of the specialty pharmacy business, which is classified as a discontinued operation.

(3) BUSINESS ACQUISITIONS
Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary PHSI, acquired all of the outstanding capital stock in Stanson through a reverse subsidiary merger transaction for an adjusted purchase price of $55.4 million. The acquisition was funded with cash on hand.
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to March 31, 2020, achievement of certain development milestones on or prior to December 31, 2020 and achievement of a revenue target for the calendar year ended December 31, 2020. As of September 30, 2019, the fair value of the earn-out liability was $9.4 million (see Note 6 - Fair Value Measurements).
The Company has accounted for the Stanson acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to the intangible assets acquired was $23.6 million, primarily comprised of developed software technology.
The Stanson acquisition resulted in the recognition of $37.5 million of goodwill (see Note 8 - Goodwill and Intangible Assets) attributable to the anticipated profitability of Stanson. The Stanson acquisition was considered a stock purchase for tax purposes and accordingly, the goodwill is not deductible for tax purposes.
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

The Company incurred $0.9 million of severance and retention expenses directly associated with the specialty pharmacy business within discontinued operations during the three months ended September 30, 2019.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019	June 30, 2019
Assets
Accounts receivable	$—	$21,183
Inventory	—	3,385
Assets of discontinued operations	$—	$24,568

Liabilities
Accounts payable	$11	$2,255
Accrued expenses	607	6,630
Accrued compensation and benefits	772	2,373
Other current liabilities	471	539
Operating lease liability	923	—
Liabilities of discontinued operations	$2,784	$11,797
The following table summarizes the major components of net income (loss) from discontinued operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Net revenue	$—	$108,944
Cost of revenue	—	105,854
Gross profit	—	3,090
Selling, general and administrative expense	1,936	4,353
Amortization of purchased intangible assets	—	661
Operating expenses	1,936	5,014
Operating loss from discontinued operations	(1,936)	(1,924)
Net gain on disposal of assets	2,409	—
Income (loss) from discontinued operations before income taxes	473	(1,924)
Income tax expense (benefit)	83	(525)
Income (loss) from discontinued operations, net of tax	390	(1,399)
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(197)	832
Net income (loss) from discontinued operations attributable to stockholders	$193	$(567)

(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
			Three Months Ended September 30,
	September 30, 2019	June 30, 2019	2019	2018
FFF	$100,510	$96,905	$3,605	$2,621
Other investments	7,300	2,731	2	69
Total investments	$107,810	$99,636	$3,607	$2,690

The Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at September 30, 2019 and June 30, 2019. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Cash equivalents	$47,908	$47,908	$—	$—
FFF call right	52	—	—	52
Deferred compensation plan assets	47,434	47,434	—	—
Total assets	$95,394	$95,342	$—	$52
Earn-out liability	$9,390	$—	$—	$9,390
FFF put right	49,339	—	—	49,339
Total liabilities	$58,729	$—	$—	$58,729

June 30, 2019
Cash equivalents	$57,607	$57,607	$—	$—
FFF call right	204	—	—	204
Deferred compensation plan assets	50,229	50,229	—	—
Total assets	$108,040	$107,836	$—	$204
Earn-out liability	$6,816	$—	$—	$6,816
FFF put right	41,652	—	—	41,652
Total liabilities	$48,468	$—	$—	$48,468

Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($2.1 million and $4.8 million at September 30, 2019 and June 30, 2019, respectively) in the accompanying Condensed Consolidated Balance Sheets.

Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company's equity investment in FFF, the Company entered into a shareholders' agreement on July 26, 2016 (see Note 5 - Investments), which shareholders' agreement was amended and restated November 22, 2017. On July 29, 2019, the shareholders' agreement was again amended and restated to provide that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder's interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF's majority shareholder must be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
Earn-out liability
An earn-out liability was established in connection with the acquisition of Stanson on November 9, 2018. The terms of the earn-out opportunity were amended on September 10, 2019. The earn-out liability was classified as Level 3 of the fair value hierarchy and its value was determined based on estimated future earnings and the probability of achieving them. Changes in the fair value of the earn-out liability were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's FFF put and call rights and earn-out liability is as follows (in thousands):

	Beginning Balance	Gain (Loss)	Ending Balance
Three Months Ended September 30, 2019
FFF call right	$204	$(152)	$52
Total Level 3 assets	$204	$(152)	$52
Earn-out liability	$6,816	$(2,574)	$9,390
FFF put right	41,652	(7,687)	49,339
Total Level 3 liabilities	$48,468	$(10,261)	$58,729

Three Months Ended September 30, 2018
FFF call right	$610	$(122)	$488
Total Level 3 assets	$610	$(122)	$488
FFF put right	$42,041	$(3,159)	$45,200
Total Level 3 liabilities	$42,041	$(3,159)	$45,200

Non-Recurring Fair Value Measurements
During the three months ended September 30, 2019, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by approximately $0.6 million and $0.5 million at September 30, 2019 and June 30, 2019, respectively, based on assumed market interest rates of 3.2% and 3.4%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Company's Credit Facility (as defined below) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2019 that was included in the opening balance of deferred revenue at June 30, 2019 was approximately $9.8 million, which is a result of satisfying performance obligations within the Performance Services segment.
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
Net revenue recognized during the three months ended September 30, 2019 from performance obligations that were satisfied or partially satisfied on or before June 30, 2019 was $1.2 million. This was driven primarily by $3.8 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period, offset by $2.6 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $487.0 million. The Company expects to recognize approximately 46% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Supply Chain Services	$336,973	$336,973
Performance Services	543,736	543,736
Total goodwill	$880,709	$880,709

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life as of September 30, 2019	September 30, 2019	June 30, 2019
Member relationships	14.7 years	$220,100	$220,100
Technology	5.5 years	164,217	164,217
Customer relationships	8.3 years	48,010	48,010
Trade names	7.9 years	16,060	16,060
Non-compete agreements	5.8 years	8,800	8,800
Favorable lease commitments	n/a	—	11,393
Total intangible assets		457,187	468,580
Accumulated amortization		(207,984)	(197,858)
Total intangible assets, net		$249,203	$270,722

Intangible asset amortization totaled $13.0 million for both of the three months ended September 30, 2019 and 2018.
(9) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	September 30, 2019	June 30, 2019
Credit Facility	$1,000,000	November 9, 2023	$—	$25,000
Notes payable	—	Various	8,469	8,611
Total debt			8,469	33,611
Less: current portion			(1,271)	(27,608)
Total long-term debt			$7,198	$6,003

Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018 (the "Credit Facility"). The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At September 30, 2019, the interest rate for one-month Eurodollar Loans was 3.016% and the interest rate for Base Rate Loans was 5.000%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2019, the commitment fee was 0.100%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. During the three months ended September 30, 2019, the Company repaid $25.0 million of borrowings under the Credit Facility. The Company did not have any outstanding borrowings under the Credit Facility of at September 30, 2019. On October 28, 2019, the Company borrowed $125.0 million under the Credit Facility.
Notes Payable
At September 30, 2019 and June 30, 2019, the Company had $8.5 million and $8.6 million in notes payable, respectively, consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $1.3 million and $2.6 million, respectively, were included in current portion of long-term debt and $7.2 million and $6.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 49.9% ownership of Premier LP through their ownership of Class B common units at September 30, 2019. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the three months ended September 30, 2019 and 2018, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $694.3 million and $(708.2) million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The tables below provide a summary of the changes in the redeemable limited partners' capital from June 30, 2019 to September 30, 2019 and June 30, 2018 to September 30, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
September 30, 2019	$(1,135)	$1,806,210	$1,805,075

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	437	—	437
Net income attributable to non-controlling interest in Premier LP	—	55,113	55,113
Distributions to limited partners	—	(14,993)	(14,993)
Exchange of Class B common units for Class A common stock by member owners	—	(30,536)	(30,536)
Adjustment of redeemable limited partners' capital to redemption amount	—	708,193	708,193
September 30, 2018	$(1,768)	$3,640,392	$3,638,624

Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the three months ended September 30, 2019.
During the three months ended September 30, 2019, three limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange, in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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

Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 22, 2019	$13,202

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $13.7 million quarterly distribution on or before November 27, 2019. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2019.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the three months ended September 30, 2019, the Company recorded total reductions of $50.8 million to redeemable limited partners' capital to reflect the exchange of approximately 1.3 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2019	1,310,771	$50,792

(11) STOCKHOLDERS' DEFICIT
As of September 30, 2019, there were 62,679,061 shares of the Company's Class A common stock, par value $0.01 per share, and 62,455,345 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2019, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of the Company's Class A common stock during fiscal year 2020. As of September 30, 2019, the Company had purchased approximately 1.1 million shares of Class A common stock at an average price of $33.76 per share for a total purchase price of approximately $35.6 million. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company's Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and the Company's management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Numerator for basic earnings (loss) per share:
Net income (loss) from continuing operations attributable to stockholders (a)	$723,538	$(680,766)
Net income (loss) from discontinued operations attributable to stockholders	193	(567)
Net income (loss) attributable to stockholders	$723,731	$(681,333)

Numerator for diluted earnings (loss) per share:
Net income (loss) from continuing operations attributable to stockholders (a)	$723,538	$(680,766)
Adjustment of redeemable limited partners' capital to redemption amount	(694,309)	—
Net income from continuing operations attributable to non-controlling interest in Premier LP	41,710	—
Net income (loss) from continuing operations	70,939	(680,766)
Tax effect on Premier, Inc. net income (b)	(9,398)	—
Adjusted net income (loss) from continuing operations	$61,541	$(680,766)

Net income (loss) from discontinued operations attributable to stockholders	$193	$(567)
Net income from discontinued operations attributable to non-controlling interest in Premier LP	197	—
Adjusted net income (loss) from discontinued operations	$390	$(567)

Adjusted net income (loss)	$61,931	$(681,333)

Denominator for basic earnings (loss) per share:
Weighted average shares (c)	62,785	53,221

Denominator for diluted earnings (loss) per share:
Weighted average shares (c)	62,785	53,221
Effect of dilutive securities: (d)
Stock options	479	—
Restricted stock	280	—
Class B shares outstanding	63,088	—
Weighted average shares and assumed conversions	126,632	53,221

	Three Months Ended September 30,
	2019	2018
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$11.53	$(12.79)
Basic loss per share from discontinued operations	—	(0.01)
Basic earnings (loss) per share attributable to stockholders	$11.53	$(12.80)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.49	$(12.79)
Diluted earnings (loss) per share from discontinued operations	—	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$0.49	$(12.80)

(a)	Net income (loss) from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net income from continuing operations	$70,939	$83,372
Net income from continuing operations attributable to non-controlling interest in Premier LP	(41,710)	(55,945)
Adjustment of redeemable limited partners' capital to redemption amount	694,309	(708,193)
Net income (loss) from continuing operations attributable to stockholders	$723,538	$(680,766)

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(c)
Weighted average number of common shares used for basic earnings (loss) per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for both of the three months ended September 30, 2019 and 2018.

(d)
For the three months ended September 30, 2019, the effect of 0.1 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect for the period. Additionally, the effect of 0.8 million performance share awards was excluded from diluted weighted shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.

For the three months ended September 30, 2018,the effect of 0.6 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect, and the effect of 1.0 million stock options and restricted stock units and 79.8 million Class B common units exchangeable for Class A common shares were excluded from diluted weighted average shares outstanding due to the net loss attributable to stockholders sustained for the quarter and as including them would have an anti-dilutive effect for the period. Additionally, the effect of 0.7 million performance share awards was excluded from diluted weighted shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2019	1,310,771	62,767,860	63,274,182	49.8%/50.2%
October 31, 2019 (c)	6,873,699	55,581,646	66,522,023	46%/54%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 11 - Stockholders' Deficit) and equity incentive plan (see Note 13 - Stock-Based Compensation).

(c)
As the quarterly exchange occurred on October 31, 2019, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended September 30, 2019. The Company utilized 5.0 million treasury shares to facilitate a portion of this exchange, and as a result had 0.2 million Class A common shares held in treasury as of October 31, 2019 after the exchange.

(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% and 25% for the three months ended September 30, 2019 and 2018, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Pre-tax stock-based compensation expense (a)	$3,704	$6,091
Deferred tax benefit	959	1,504
Total stock-based compensation expense, net of tax	$2,745	$4,587

(a)	Pre-tax stock based compensation expense attributable to discontinued operations of $0.1 million for the three months ended September 30, 2018 is not included in the above table.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2019, there were 6.0 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2019:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2019	589,550	$37.06	1,439,815	$36.38	2,798,673	$30.22
Granted	276,406	$36.61	697,870	$36.23	—	$—
Vested/exercised	(161,505)	$32.07	(493,759)	$31.58	(65,999)	$31.67
Forfeited	(12,071)	$39.71	(25,246)	$40.03	(9,500)	$32.62
Outstanding at September 30, 2019	692,380	$38.00	1,618,680	$37.73	2,723,174	$30.18

Stock options outstanding and exercisable at September 30, 2019					2,572,310	$30.04

Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either twelve months after an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at September 30, 2019 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$17,826	2.4 years
Performance share awards	39,619	2.3 years
Stock options	1,452	0.9 years
Total unrecognized stock-based compensation expense	$58,897	2.2 years

The aggregate intrinsic value of stock options at September 30, 2019 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$2,513
Expected to vest	2
Total outstanding	$2,515

Exercised during the three months ended September 30, 2019	$394

(14) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI and PSCI, all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes, as the income realized by Premier LP is taxable to its partners.
Income tax expense for the three months ended September 30, 2019 and 2018 was $9.6 million and $11.3 million, respectively, which reflects effective tax rates of 12% for both periods. The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes.
Net deferred tax assets increased $9.4 million to $426.6 million at September 30, 2019 from $417.2 million at June 30, 2019. The increase in net deferred tax assets from the prior period was largely driven by $10.5 million deferred tax assets generated by the member exchanges that occurred during the three months ended September 30, 2019.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased $17.9 million from $344.1 million at June 30, 2019 to $326.2 million at September 30, 2019. The change in TRA liabilities was driven primarily by $17.4 million in TRA payments and $14.3 million attributable to member departures during the three months ended September 30, 2019, partially offset by the $9.2 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2019.

(15) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $3.6 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $2.2 million and $2.3 million during the three months ended September 30, 2019 and 2018, respectively.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.3 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively. As of both September 30, 2019 and June 30, 2019, $0.7 million in amounts receivable from AEIX are included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.
(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2019 was $2.9 million. As of September 30, 2019, the weighted average remaining lease term was 6.3 years and the weighted average discount rate was 3.9%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2019	June 30, 2019 (a)
2020	$8,724	$12,130
2021	11,105	11,539
2022	11,020	11,468
2023	11,342	11,533
2024	11,510	11,510
Thereafter	20,660	20,645
Total future minimum lease payments	74,361	78,825
Less: imputed interest	8,938	—
Total operating lease liabilities (b)	$65,423	$—

(a)	Presented in accordance with ASC Topic 840.

(b)	As of September 30, 2019, $9.1 million of the total operating lease liabilities were included within other liabilities, current in the Condensed Consolidated Balance Sheets.
Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, specifically, those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company's business, financial condition and results of operations.

(17) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO, and direct sourcing activities. The Performance Services segment includes the Company's informatics, collaborative, consulting services and insurance services businesses.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
Net revenue:	2019	2018
Supply Chain Services
Net administrative fees	$172,403	$162,000
Other services and support	2,560	1,211
Services	174,963	163,211
Products	48,121	43,659
Total Supply Chain Services	223,084	206,870
Performance Services	79,326	85,732
Net revenue	$302,410	$292,602
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Depreciation and amortization expense (a):
Supply Chain Services	$4,825	$4,704
Performance Services	30,620	25,913
Corporate	2,134	2,613
Total depreciation and amortization expense	$37,579	$33,230

Capital expenditures:
Supply Chain Services	$1,477	$495
Performance Services	18,504	19,374
Corporate	2,002	5,193
Total capital expenditures	$21,983	$25,062

Total assets (b):	September 30, 2019	June 30, 2019
Supply Chain Services	$1,129,999	$1,111,934
Performance Services	933,856	941,183
Corporate	530,729	516,450
Total assets	$2,594,584	$2,569,567

(a)	Includes amortization of purchased intangible assets.

(b)	As of June 30, 2019, Supply Chain Services total assets included $24.6 million in assets of discontinued operations related to the specialty pharmacy business.
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
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Income before income taxes	$80,553	$94,690
Equity in net income of unconsolidated affiliates (a)	(3,607)	(2,690)
Interest and investment (income) loss, net (b)	(476)	688
Other expense	7,577	1,941
Operating income	84,047	94,629
Depreciation and amortization	24,535	20,253
Amortization of purchased intangible assets	13,044	12,977
Stock-based compensation (c)	3,852	6,233
Acquisition and disposition related expenses	6,141	1,037
Remeasurement of tax receivable agreement liabilities (d)	4,674	—
ERP implementation expenses (e)	23	326
Equity in net income of unconsolidated affiliates (a)	3,607	2,690
Deferred compensation plan income (f)	241	1,336
Other expense, net	92	45
Non-GAAP Adjusted EBITDA	$140,256	$139,526

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services	$149,911	$136,310
Performance Services	20,376	30,575
Corporate	(30,031)	(27,359)
Non-GAAP Adjusted EBITDA	$140,256	$139,526

(a)	Refer to Note 5 - Investments for more information.

(b)	Represents interest expense, net and investment income.

(c)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended September 30, 2019 and 2018.

(d)	The adjustment to TRA liabilities for the three months ended September 30, 2019 is primarily attributable to an increase in the Premier, Inc. effective tax rate related to a state tax liability.

(e)	Represents implementation and other costs associated with the implementation of an enterprise resource planning ("ERP") system.

(f)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(18) SUBSEQUENT EVENTS
On October 28, 2019, the Company, through its consolidated subsidiary, PSCI, acquired MedPricer.com, Inc. ("MedPricer") for $35.0 million in cash, subject to potential purchase price adjustments. The acquisition was funded with borrowings under the Credit Facility. The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on the achievement of a defined revenue target.
MedPricer is a SaaS provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. The Company will report MedPricer as part of its Supply Chain Services segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" herein and in our Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Annual Report"), filed with the Securities and Exchange Commission ("SEC").
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
As of September 30, 2019, we were owned, in part, by 155 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,450 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of September 30, 2019, the outstanding Class A common stock and Class B common stock represented approximately 50.1% and 49.9%, respectively, of our combined outstanding Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represented the majority of our outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, we no longer qualified for the "controlled company" exemption under NASDAQ rules, and we must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. We expect to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
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
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net revenue	$302,410	$292,602
Net income from continuing operations	$70,939	$83,372
Non-GAAP Adjusted EBITDA	$140,256	$139,526
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
Segment net revenue was as follows (in thousands):

	Three Months Ended September 30,		Change		% of Net Revenue
Net revenue:	2019	2018	2019	2018	2019	2018
Supply Chain Services	$223,084	$206,870	$16,214	8%	74%	71%
Performance Services	79,326	85,732	(6,406)	(7)%	26%	29%
Net revenue	$302,410	$292,602	$9,808	3%	100%	100%
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
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Our software as a service ("SaaS") informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services and insurance management services.
Acquisitions and Divestitures
Acquisition of Stanson
On November 9, 2018, we acquired all of the outstanding capital stock in Stanson Health, Inc. ("Stanson") for an adjusted purchase price of $55.4 million. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow, to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, we completed the sale of prescription files and records and certain other assets used in our specialty pharmacy business for $22.3 million. We also received $7.6 million related to the sale of a portion of our pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of our remaining pharmaceutical inventory. During the three months ended September 30, 2019, we substantially completed the wind down and exit from the specialty pharmacy business.
We met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in this Quarterly Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in the 2019 Annual Report.
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
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2019 Annual Report.
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
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members) and direct sourcing revenue.
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members that purchase products through our direct sourcing activities and the impact of competitive pricing.
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
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS informatics along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within cost of service revenue include costs related to implementing SaaS informatics tools.

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
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, business disposition related expenses, indirect costs such as insurance, professional fees and other general overhead expenses, and amortization of certain contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within selling, general and administrative expenses include sales commissions.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets resulting from acquisitions.
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"). Other (expense) income, net, also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., Premier Healthcare Solutions, Inc. ("PHSI") and Premier Supply Chain Improvement, Inc. ("PSCI"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 14 - Income Taxes to the accompanying condensed consolidated financial statements.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 14 - Income Taxes to the accompanying condensed consolidated financial statements, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Condensed Consolidated Statements of Income) of Premier, Inc., PHSI and PSCI, divided by consolidated pre-tax income.
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. The rate used to compute Non-GAAP Adjusted Fully Distributed Net Income was 26% for both of the three months ended September 30, 2019 and 2018.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax represents the net income or loss associated with the sale of certain assets and wind down and exit of the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Net Income Attributable to Non-Controlling Interest
As of September 30, 2019, we owned an approximate 50.1% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was approximately 49.9% and 51% as of September 30,

2019 and June 30, 2019, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items(such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), and non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, ERP implementation expenses, loss on FFF put and call rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both of the three months ended September 30, 2019 and 2018 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Condensed Consolidated Statements of Stockholders' Deficit.

The adjustment to TRA liabilities for the three months ended September 30, 2019 is primarily attributable to an increase in the Premier, Inc. effective tax rate related to a state tax liability (see Note 14 - Income Taxes to the accompanying condensed consolidated financial statements).
ERP implementation expenses
ERP implementation expenses represent implementation and other costs associated with the implementation of components of our enterprise resource planning ("ERP") system.
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements.
Results of Operations for the Three Months Ended September 30, 2019 and 2018
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$172,403	57%	$162,000	55%
Other services and support	81,886	27%	86,943	30%
Services	254,289	84%	248,943	85%
Products	48,121	16%	43,659	15%
Net revenue	302,410	100%	292,602	100%
Cost of revenue:
Services	47,536	16%	43,372	16%
Products	43,475	14%	39,767	14%
Cost of revenue	91,011	30%	83,139	29%
Gross profit	211,399	70%	209,463	71%
Operating expenses:
Selling, general and administrative	113,929	38%	101,517	35%
Research and development	379	—%	340	—%
Amortization of purchased intangible assets	13,044	4%	12,977	4%
Operating expenses	127,352	42%	114,834	39%
Operating income	84,047	28%	94,629	32%
Other (expense) income, net	(3,494)	(1)%	61	—%
Income before income taxes	80,553	27%	94,690	32%
Income tax expense	9,614	3%	11,318	4%
Net income from continuing operations	70,939	23%	83,372	28%
Income (loss) from discontinued operations, net of tax	390	—%	(1,399)	—%
Net income	71,329	24%	81,973	28%
Net income from continuing operations attributable to non-controlling interest in Premier LP	(41,710)	(14)%	(55,945)	(19)%
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(197)	—%	832	—%
Net income attributable to non-controlling interest in Premier LP	(41,907)	(14)%	(55,113)	(19)%

	Three Months Ended September 30,
	2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjustment of redeemable limited partners' capital to redemption amount	694,309	nm	(708,193)	nm
Net income (loss) attributable to stockholders	$723,731	nm	$(681,333)	nm

Weighted average shares outstanding:
Basic	62,785		53,221
Diluted	126,632		53,221

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$11.53		$(12.79)
Discontinued operations	—		(0.01)
Basic earnings (loss) per share attributable to stockholders	$11.53		$(12.80)

Diluted earnings (loss) per share
Continuing operations	$0.49		$(12.79)
Discontinued operations	—		(0.01)
Diluted earnings (loss) per share attributable to stockholders	$0.49		$(12.80)
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the three months ended September 30, 2019 and 2018 (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019		2018
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$140,256	46%	$139,526	48%
Non-GAAP Adjusted Fully Distributed Net Income	$85,986	28%	$87,526	30%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.68	nm	$0.65	nm
The following table provides the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018
Net income from continuing operations	$70,939	$83,372
Interest and investment (income) loss, net	(476)	688
Income tax expense	9,614	11,318
Depreciation and amortization	24,535	20,253
Amortization of purchased intangible assets	13,044	12,977
EBITDA	117,656	128,608
Stock-based compensation	3,852	6,233
Acquisition and disposition related expenses	6,141	1,037

	Three Months Ended September 30,
	2019	2018
Remeasurement of tax receivable agreement liabilities	4,674	—
ERP implementation expenses	23	326
Loss on FFF put and call rights	7,839	3,283
Other expense	71	39
Adjusted EBITDA	$140,256	$139,526

Income before income taxes	$80,553	$94,690
Equity in net income of unconsolidated affiliates	(3,607)	(2,690)
Interest and investment (income) loss, net	(476)	688
Other expense	7,577	1,941
Operating income	84,047	94,629
Depreciation and amortization	24,535	20,253
Amortization of purchased intangible assets	13,044	12,977
Stock-based compensation	3,852	6,233
Acquisition and disposition related expenses	6,141	1,037
Remeasurement of tax receivable agreement liabilities	4,674	—
ERP implementation expenses	23	326
Equity in net income of unconsolidated affiliates	3,607	2,690
Deferred compensation plan income	241	1,336
Other expense, net	92	45
Adjusted EBITDA	$140,256	$139,526

Segment Adjusted EBITDA:
Supply Chain Services	$149,911	$136,310
Performance Services	20,376	30,575
Corporate	(30,031)	(27,359)
Adjusted EBITDA	$140,256	$139,526

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

	Three Months Ended September 30,
	2019	2018
Net income (loss) attributable to stockholders	$723,731	$(681,333)
Adjustment of redeemable limited partners' capital to redemption amount	(694,309)	708,193
Net income attributable to non-controlling interest in Premier LP	41,907	55,113
(Income) loss from discontinued operations, net of tax	(390)	1,399
Income tax expense	9,614	11,318
Amortization of purchased intangible assets	13,044	12,977
Stock-based compensation	3,852	6,233
Acquisition and disposition related expenses	6,141	1,037
Remeasurement of tax receivable agreement liabilities	4,674	—
ERP implementation expenses	23	326
Loss on FFF put and call rights	7,839	3,283
Other expense	71	39
Non-GAAP adjusted fully distributed income before income taxes	116,197	118,585
Income tax expense on fully distributed income before income taxes (a)	30,211	31,059
Non-GAAP Adjusted Fully Distributed Net Income	$85,986	$87,526

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted earnings per share	62,785	53,221
Potentially dilutive shares	759	1,067
Conversion of Class B common units	63,088	79,794
Weighted average fully distributed shares outstanding - diluted	126,632	134,082

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended September 30,
	2019	2018
Earnings (loss) per share attributable to stockholders	$11.53	$(12.80)
Adjustment of redeemable limited partners' capital to redemption amount	(11.06)	13.31
Net income attributable to non-controlling interest in Premier LP	0.67	1.04
(Income) loss from discontinued operations, net of tax	(0.01)	0.03
Income tax expense	0.15	0.21
Amortization of purchased intangible assets	0.21	0.24
Stock-based compensation	0.06	0.12
Acquisition and disposition related expenses	0.10	0.02
Remeasurement of tax receivable agreement liabilities	0.07	—
ERP implementation expenses	—	0.01
Loss on FFF put and call rights	0.12	0.06
Impact of corporation taxes (a)	(0.48)	(0.59)
Impact of dilutive shares (b)	(0.68)	(1.00)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.68	$0.65

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended September 30, 2019 to 2018
Net Revenue
Net revenue increased $9.8 million, or 3%, to $302.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 driven by an increase of $10.4 million in net administrative fees revenue and an increase of $4.4 million in product revenue, partially offset by a decrease of $5.0 million in other services and support revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased $7.9 million, or 10%, to $91.0 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 driven by an increase of $4.1 million in cost of services revenue and an increase of $3.7 million in cost of product revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Operating Expenses
Operating expenses increased $12.6 million, or 11%, to $127.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily driven by an increase of $12.4 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in "Segment Results" below.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.4 million, or 12%, to $113.9 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. The variances in the material factors contributing to the changes in consolidated selling, general and administrative expenses are discussed further in "Segment Results" below.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses increased $0.1 million, or 33%, to $0.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets remained flat from the three months ended September 30, 2018 to the three months ended September 30, 2019. The variances in the material factors contributing to the changes in consolidated amortization of purchased intangible assets are discussed further in "Segment Results" below.
Other (Expense) Income, Net
Other (expense) income, net decreased $3.6 million to $(3.5) million for the three months ended September 30, 2019 from $0.1 million for the three months ended September 30, 2018 primarily driven by an increase in the loss on FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
For the three months ended September 30, 2019 and 2018, we recorded tax expense of $9.6 million and $11.3 million, respectively, which equates to effective tax rates of 12%. Our effective tax rate differs from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax increased $1.8 million to $0.4 million for the three months ended September 30, 2019 from $(1.4) million for the three months ended September 30, 2018 primarily driven by the substantial completion of the wind down of the specialty pharmacy business in the current period.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased $13.2 million, or 24%, to $41.9 million for the three months ended September 30, 2019 from $55.1 million for the three months ended September 30, 2018, primarily attributable to a decrease in non-controlling ownership percentage in Premier LP to 49.9% from 59.7%, respectively, as well as a decrease in income of Premier LP.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA remained relatively flat, increasing $0.8 million, or 1%, to $140.3 million for the three months ended September 30, 2019 from $139.5 million for the three months ended September 30, 2018. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Supply Chain Services	2019	2018	Change
Net revenue:
Net administrative fees	$172,403	$162,000	$10,403	6%
Other services and support	2,560	1,211	1,349	nm
Services	174,963	163,211	11,752	7%
Products	48,121	43,659	4,462	10%
Net revenue	223,084	206,870	16,214	8%
Cost of revenue:
Services	407	23	384	nm
Products	43,475	39,767	3,708	9%
Cost of revenue	43,882	39,790	4,092	10%
Gross profit	179,202	167,080	12,122	7%
Operating expenses:
Selling, general and administrative	36,067	34,550	1,517	4%
Amortization of purchased intangible assets	4,097	4,379	(282)	(6)%
Operating expenses	40,164	38,929	1,235	3%
Operating income	$139,038	$128,151	$10,887	8%
Depreciation and amortization	728	325
Amortization of purchased intangible assets	4,097	4,379
Acquisition and disposition related expenses	2,475	853
Equity in net income of unconsolidated affiliates	3,573	2,596
Other expense	—	6
Non-GAAP Segment Adjusted EBITDA	$149,911	$136,310	$13,601	10%
Net Revenue
Supply Chain Services segment net revenue increased $16.2 million, or 8%, to $223.1 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Net administrative fees revenue increased $10.4 million, or 6%, to $172.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. Growth in net administrative fees revenue was primarily driven by further contract penetration of existing members, driven largely by members participating in our SURPASS and ASCEND Collaboratives, as well as by the addition of new contract categories and suppliers. We expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Other services and support revenue increased $1.3 million to $2.6 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by our academic initiative.
Product revenue increased $4.5 million, or 10%, to $48.1 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by growth in commodity products and aggregated purchasing of certain products.

Cost of Revenue
Supply Chain Services segment cost of revenue increased $4.1 million, or 10%, to $43.9 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Cost of product revenue increased $3.7 million, or 9%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by the growth in direct sourcing sales. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Increases in product revenues could reduce our gross profit as a percentage of our net revenues, depending on the underlying product sales mix.
Operating Expenses
Supply Chain Services segment operating expenses increased $1.2 million, or 3%, to $40.2 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Selling, general and administrative expenses increased $1.5 million, or 4%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by increased acquisition and disposition related expenses in the current period.
Amortization of purchased intangible assets decreased $0.3 million, or 6%, from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased $13.6 million, or 10%, to $149.9 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by growth in net administrative fees revenue as well as an increase in earnings from our equity method investment in FFF.
Performance Services
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Performance Services	2019	2018	Change
Net revenue:
Other services and support	$79,326	$85,732	$(6,406)	(7)%
Net revenue	79,326	85,732	(6,406)	(7)%
Cost of revenue:
Services	47,129	43,349	3,780	9%
Cost of revenue	47,129	43,349	3,780	9%
Gross profit	32,197	42,383	(10,186)	(24)%
Operating expenses:
Selling, general and administrative	36,844	29,100	7,744	27%
Research and development	374	340	34	10%
Amortization of purchased intangible assets	8,947	8,598	349	4%
Operating expenses	46,165	38,038	8,127	21%
Operating (loss) income	$(13,968)	$4,345	$(18,313)	nm
Depreciation and amortization	21,673	17,315
Amortization of purchased intangible assets	8,947	8,598
Acquisition related expenses	3,666	184
Equity in net income of unconsolidated affiliates	34	94
Other expense	24	39
Non-GAAP Segment Adjusted EBITDA	$20,376	$30,575	$(10,199)	(33)%

Net Revenue
Other services and support revenue in our Performance Services segment decreased $6.4 million, or 7%, to $79.3 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. This decrease was primarily driven by the timing of certain contracts in applied sciences, a lower number of performance-based cost management consulting engagements, and lower revenue associated with our Hospital Improvement Innovation Network contract. These decreases were partially offset by increased revenue related to the acquisition of Stanson Health, Inc, which did not occur until the second quarter of the prior year. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue increased $3.8 million, or 9%, to $47.1 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily driven by increased amortization of internally-developed software applications.
Operating Expenses
Performance Services segment operating expenses increased $8.1 million, or 21%, to $46.2 million from the three months ended September 30, 2018 to the three months ended September 30, 2019.
Selling, general and administrative expenses increased $7.7 million, or 27%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily due to an increase in salaries and benefits expenses driven by increased consulting and sales personnel, ongoing strategic investments and expenses incurred in the current year attributable to the acquisition of Stanson which closed in November 2018. These increases were partially offset by a decrease in bad debt expense due to a hospital bankruptcy in the prior year.
Amortization of purchased intangible assets increased $0.3 million, or 4%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily driven by amortization of purchased intangible assets related to the Stanson acquisition.
Segment Adjusted EBITDA
Segment Adjusted EBITDA decreased $10.2 million, or 33%, to $20.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. This decrease is primarily a result of the aforementioned decrease in revenue, increases in salaries and benefits expenses and expenses attributable to ongoing strategic investments, partially offset by decreased bad debt expense.
Corporate
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
Corporate	2019	2018	Change
Operating expenses:
Selling, general and administrative	$41,018	$37,867	$3,151	8%
Research and development	5	—	5	nm
Operating expenses	41,023	37,867	3,156	8%
Operating loss	$(41,023)	$(37,867)	$(3,156)	8%
Depreciation and amortization	2,134	2,613
Stock-based compensation	3,852	6,233
Remeasurement of tax receivable agreement liabilities	4,674	—
ERP implementation expenses	23	326
Deferred compensation plan income	241	1,336
Other income	68	—
Non-GAAP Adjusted EBITDA	$(30,031)	$(27,359)	$(2,672)	10%

Operating Expenses
Corporate operating expenses increased $3.2 million, or 8%, to $41.0 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily related to the TRA adjustment in the current period and increased costs associated with technology services software subscriptions, including support costs related to certain strategic initiatives, partially offset by a decrease in stock-based compensation expense due to anticipated achievement of certain performance targets relative to the prior year.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased $2.7 million, or 10%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily related to increases in technology services software subscriptions.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
As of September 30, 2019 and June 30, 2019, we had cash and cash equivalents totaling $125.2 million and $141.1 million, respectively. As of September 30, 2019, there were no outstanding borrowings under the Credit Facility, and as of June 30, 2019, there were $25.0 million in outstanding borrowings under the Credit Facility which were repaid in July 2019. On October 28, 2019, the Company borrowed $125.0 million under the Credit Facility, which was used to fund the acquisition of MedPricer, share repurchases under our current stock repurchase program, and for other general corporate purposes.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, and repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flows for the Three Months Ended September 30, 2019 and 2018
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$96,079	$61,600
Investing activities	(28,266)	(29,062)
Financing activities	(94,820)	(45,229)
Operating activities from discontinued operations	11,196	2,727
Net decrease in cash and cash equivalents	$(15,811)	$(9,964)

Net cash provided by operating activities increased $34.5 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. Cash increased in the current period due to higher net administrative fees revenue and increased cash collections on contract assets and accounts receivable. These increases were partially offset by increased selling, general and administrative expenses.
Net cash used in investing activities remained relatively flat, decreasing $0.8 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. An increase in investments in unconsolidated affiliates was offset by proceeds received from the sale of certain specialty pharmacy assets in the current period and decreased purchases of property and equipment.
Net cash used in financing activities increased $49.6 million from the three months ended September 30, 2018 to the three months ended September 30, 2019. During the three months ended September 30, 2019, cash outflows included $31.1 million repurchases of Class A common stock under our existing stock repurchase program, $25.0 million payments on the Credit Facility, a $17.4 million TRA payment, $13.2 million distributions to limited partners of Premier LP, and $8.3 million repurchases of vested restricted units for employee tax-withholding. During the three months ended September 30, 2018, cash outflows included an $18.0 million TRA payment, $15.5 million distributions to limited partners of Premier LP, $12.3 million repurchases of Class A common stock under our previous stock repurchase program, and $6.9 million repurchases of vested restricted units for employee tax-withholding. These outflows were partially offset by $7.5 million proceeds from the exercise of stock options under our equity incentive plan.
Net cash provided by operating activities attributable to discontinued operations increased $8.5 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily due to cash collected on accounts receivable that was outstanding as of June 30, 2019, partially offset by payments on liabilities that were outstanding as of June 30, 2019.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2019 and 2018
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$96,079	$61,600
Purchases of property and equipment	(21,983)	(25,062)
Distributions to limited partners of Premier LP	(13,202)	(15,465)
Payments to limited partners of Premier, LP related to tax receivable agreements (a)	(17,425)	(17,975)
Non-GAAP Free Cash Flow	$43,469	$3,098
Non-GAAP Free Cash Flow increased $40.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily due to the increase in net cash provided by operating activities in addition to decreased purchases of property and equipment and decreased distributions to limited partners of Premier LP in the current period.
See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At September 30, 2019, we had commitments of $8.5 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information.
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
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At September 30, 2019, the interest rate for one-month Eurodollar Loans was 3.016% and the interest rate for Base Rate Loans was 5.000%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had no outstanding borrowings under the Credit Facility at September 30, 2019. On October 28, 2019, the Company borrowed $125.0 million under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to the 2019 Annual Report. See also Note 9 - Debt to the accompanying condensed consolidated financial statements.
Member-Owner TRA
Pursuant to the TRAs entered into with each of our member owners, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc., cash or a combination of both. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
We had TRA liabilities of $326.2 million and $344.1 million at September 30, 2019 and June 30, 2019, respectively. The decrease was largely driven by $17.4 million in TRA payments and $14.3 million attributable to member departures during the three months ended September 30, 2019, partially offset by $9.2 million increases in connection with the quarterly member owner exchanges that occurred during the three months ended September 30, 2019.

Stock Repurchase Program
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. As of September 30, 2019, we had purchased approximately 1.1 million shares of Class A common stock at an average price of $33.76 per share for a total purchase price of approximately $35.6 million. The purchase authorization may be suspended, delayed or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At September 30, 2019, we had no outstanding borrowings under our Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR), plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market using an alternative interest rate. At September 30, 2019, the interest rate for three-month Eurodollar Rate Loans was 3.016% and the interest rate for Base Rate Loans was 5.000%.
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
Foreign Currency Risk. Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not believe we have market risk associated with foreign currencies.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended September 30, 2019, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal 2020 as a continuation of our balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
July 1 through July 31, 2019	—	$—	—	$300
August 1 through August 31, 2019	158,000	$35.14	158,000	$294
September 1 through September 30, 2019 (3)	897,485	$33.51	897,485	$264
Total	1,055,485	$33.76	1,055,485	$264

(1)	Average price paid per share excludes fees and commissions.

(2)
From the stock repurchase program's inception through September 30, 2019, we purchased approximately 1.1 million shares of Class A common stock at an average price of $33.76 per share for a total of $35.6 million.

(3)	Includes 155,000 shares for $4.5 million which were payable as of September 30, 2019 as a result of applying trade date accounting when recording the repurchase of Class A common stock.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 5, 2019	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer