Form 10-Q
period 2019-12-31
Premier, Inc.
filed 2020-02-05
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of January 31, 2020, there were 71,066,141 shares of the registrant's Class A common stock, par value $0.01 per share, and 50,715,564 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2019	June 30, 2019
Assets
Cash and cash equivalents	$111,570	$141,055
Accounts receivable (net of $680 and $739 allowance for doubtful accounts, respectively)	166,907	168,115
Contract assets	214,904	205,509
Inventory	52,713	51,032
Prepaid expenses and other current assets	28,718	23,765
Current assets of discontinued operations	—	24,568
Total current assets	574,812	614,044
Property and equipment (net of $408,995 and $359,235 accumulated depreciation, respectively)	199,970	205,108
Intangible assets (net of $219,921 and $197,858 accumulated amortization, respectively)	249,386	270,722
Goodwill	906,928	880,709
Deferred income tax assets	428,174	422,014
Deferred compensation plan assets	47,588	45,466
Investments in unconsolidated affiliates	116,200	99,636
Operating lease right-of-use asset	58,385	—
Other assets	34,719	31,868
Total assets	$2,616,162	$2,569,567

Liabilities, redeemable limited partners' capital and stockholders' deficit
Accounts payable	$53,265	$54,540
Accrued expenses	82,493	82,476
Revenue share obligations	146,243	137,359
Limited partners' distribution payable	12,689	13,202
Accrued compensation and benefits	39,910	70,799
Deferred revenue	32,539	35,623
Current portion of tax receivable agreements	18,118	17,505
Current portion of long-term debt	50,739	27,608
Other liabilities	13,531	7,113
Current liabilities of discontinued operations	715	11,797
Total current liabilities	450,242	458,022
Long-term debt, less current portion	6,834	6,003
Tax receivable agreements, less current portion	321,507	326,607
Deferred compensation plan obligations	47,588	45,466
Deferred tax liabilities	14,078	4,766
Operating lease liability, less current portion	54,232	—
Other liabilities	50,194	67,683
Total liabilities	944,675	908,547

	December 31, 2019	June 30, 2019
Redeemable limited partners' capital	2,104,367	2,523,270
Stockholders' deficit:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 66,870,026 shares issued and 66,189,222 shares outstanding at December 31, 2019 and 64,357,305 shares issued and 61,938,157 shares outstanding at June 30, 2019	669	644
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 55,581,646 and 64,548,044 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	—	—
Treasury stock, at cost; 680,804 and 2,419,148 shares at December 31, 2019 and June 30, 2019, respectively	(23,718)	(87,220)
Additional paid-in-capital	—	—
Accumulated deficit	(409,831)	(775,674)
Total stockholders' deficit	(432,880)	(862,250)
Total liabilities, redeemable limited partners' capital and stockholders' deficit	$2,616,162	$2,569,567
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue:
Net administrative fees	$172,114	$165,695	$344,517	$327,695
Other services and support	89,452	97,680	171,338	184,623
Services	261,566	263,375	515,855	512,318
Products	58,040	44,214	106,161	87,873
Net revenue	319,606	307,589	622,016	600,191
Cost of revenue:
Services	47,422	43,189	94,958	86,561
Products	52,819	44,762	96,294	84,529
Cost of revenue	100,241	87,951	191,252	171,090
Gross profit	219,365	219,638	430,764	429,101
Operating expenses:
Selling, general and administrative	86,093	105,345	200,022	206,862
Research and development	801	292	1,180	632
Amortization of purchased intangible assets	11,938	13,238	24,982	26,215
Operating expenses	98,832	118,875	226,184	233,709
Operating income	120,533	100,763	204,580	195,392
Equity in net income of unconsolidated affiliates	2,989	1,444	6,596	4,134
Interest and investment (loss) income, net	(359)	(859)	117	(1,547)
Gain on FFF put and call rights	30,222	10,850	22,383	7,567
Other income (expense)	2,747	(3,651)	3,009	(2,309)
Other income, net	35,599	7,784	32,105	7,845
Income before income taxes	156,132	108,547	236,685	203,237
Income tax expense	64,557	2,736	74,171	14,054
Net income from continuing operations	91,575	105,811	162,514	189,183
Income (loss) from discontinued operations, net of tax	614	(1,000)	1,004	(2,399)
Net income	92,189	104,811	163,518	186,784
Net income from continuing operations attributable to noncontrolling interest	(55,424)	(63,150)	(97,134)	(119,095)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(280)	519	(477)	1,351
Net income attributable to non-controlling interest in Premier LP	(55,704)	(62,631)	(97,611)	(117,744)
Adjustment of redeemable limited partners' capital to redemption amount	(480,153)	651,709	214,156	(56,484)
Net (loss) income attributable to stockholders	$(443,668)	$693,889	$280,063	$12,556

Weighted average shares outstanding:
Basic	64,552	59,876	63,668	56,548
Diluted	64,552	133,672	124,831	57,584

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Continuing operations	$(6.88)	$11.60	$4.39	$0.24
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Basic (loss) earnings per share attributable to stockholders	$(6.87)	$11.59	$4.40	$0.22

Diluted (loss) earnings per share
Continuing operations	$(6.88)	$0.70	$1.12	$0.24
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Diluted (loss) earnings per share attributable to stockholders	$(6.87)	$0.69	$1.13	$0.22
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$92,189	$104,811	$163,518	$186,784
Less: comprehensive income attributable to non-controlling interest	(55,704)	(62,631)	(97,611)	(117,744)
Comprehensive income attributable to stockholders	$36,485	$42,180	$65,907	$69,040
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended December 31, 2019
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to departures and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	$649	62,455	$—	2,163	$(75,611)	$—	$(39,894)	$(114,856)
Exchange of Class B units for Class A common stock by member owners	6,873	19	(6,873)	—	(5,031)	164,810	59,117	—	223,946
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	1,103	—	1,103
Issuance of Class A common stock under equity incentive plan	146	1	—	—	—	—	4,243	—	4,244
Issuance of Class A common stock under employee stock purchase plan	40	—	—	—	—	—	1,540	—	1,540
Treasury stock	(3,549)	—	—	—	3,549	(112,917)	—	—	(112,917)
Stock-based compensation expense	—	—	—	—	—	—	7,775	—	7,775
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	—	—	92,189	92,189
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,704)	(55,704)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(73,731)	(406,422)	(480,153)
Balance at December 31, 2019	66,189	$669	55,582	$—	681	$(23,718)	$—	$(409,831)	$(432,880)
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

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2019	2018
Operating activities
Net income	$163,518	$186,784
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1,004)	2,399
Depreciation and amortization	74,895	67,947
Equity in net income of unconsolidated affiliates	(6,596)	(4,134)
Deferred income taxes	53,368	4,100
Stock-based compensation	11,479	13,687
Remeasurement of tax receivable agreement liabilities	(23,682)	—
Gain on FFF put and call rights	(22,383)	(7,567)
Changes in operating assets and liabilities:
Accounts receivable, inventories, prepaid expenses and other assets	(5,752)	(14,708)
Contract assets	(9,346)	(38,570)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(20,447)	(150)
Other operating activities	2,971	407
Net cash provided by operating activities from continuing operations	217,021	210,195
Net cash provided by operating activities from discontinued operations	10,028	2,114
Net cash provided by operating activities	227,049	212,309
Investing activities
Purchases of property and equipment	(44,768)	(47,109)
Acquisition of Stanson Health, Inc., net of cash acquired	—	(50,926)
Acquisition of Medpricer.com, Inc., net of cash acquired	(34,727)	—
Investments in unconsolidated affiliates	(10,165)	—
Proceeds from sale of assets	3,632	—
Other investing activities	251	(8,500)
Net cash used in investing activities from continuing operations	(85,777)	(106,535)
Net cash used in investing activities from discontinued operations	—	(180)
Net cash used in investing activities	(85,777)	(106,715)
Financing activities
Payments made on notes payable	(2,045)	—
Redemption of limited partner of Premier LP	—	(256)
Proceeds from credit facility	125,000	—
Payments on credit facility	(100,000)	—
Proceeds from exercise of stock options under equity incentive plan	5,998	12,123
Proceeds from issuance of Class A common stock under employee stock purchase plan	1,540	1,488
Repurchase of vested restricted units for employee tax-withholding	(8,358)	(8,030)
Distributions to limited partners of Premier LP	(26,901)	(30,458)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Repurchase of Class A common stock (held as treasury stock)	(148,566)	(104,288)
Net cash used in financing activities	(170,757)	(147,396)
Net decrease in cash and cash equivalents	(29,485)	(41,802)

	Six Months Ended December 31,
	2019	2018
Cash and cash equivalents at beginning of year	141,055	152,386
Cash and cash equivalents at end of period	$111,570	$110,584

Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in redeemable limited partners' capital for adjustment to fair value, with offsetting (increase) decrease in additional paid-in-capital and accumulated deficit	$(214,156)	$56,484
Decrease in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchanges by member owners	(274,738)	(471,880)
Decrease in redeemable limited partners' capital for limited partners' distribution payable	(26,388)	(29,281)
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	139	853
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	49,631	100,749
Net increase in tax receivable agreement liabilities related to departures and quarterly exchanges by member owners and other adjustments	(36,620)	(85,997)
Net decrease in notes payable related to departures and quarterly exchanges by member owners and other adjustments	364	—
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	(13,375)	(14,752)
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	—	(5,224)
Contingent consideration for acquisition of Medpricer.com, Inc.	3,781	—
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly-held, for-profit Delaware corporation owned by public stockholders and by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States. The Company is a holding company with no material business operations of its own. The Company's primary asset is its equity interest in its wholly-owned subsidiary Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
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
Acquisitions and Divestitures
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), acquired all of the outstanding capital stock in Medpricer.com, Inc. ("Medpricer") for an adjusted purchase price of $38.5 million with borrowings under the Company's Credit Facility (as defined in Note 9 - Debt). Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. Medpricer is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.
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
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC completed the sale of prescription files and records and certain other assets used in the Company's specialty pharmacy business to ProCare Pharmacy, L.L.C., an affiliate of CVS Health Corporation, for $22.3 million. The Company also received $7.6 million related to the sale of a portion of its pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of its remaining pharmaceutical inventory. In addition, during the six months ended December 31, 2019, the Company substantially completed the wind down and exit from the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
The Company met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in the notes to the condensed consolidated financial statements has been retrospectively adjusted to reflect continuing operations for all periods presented.
Company Structure
The Company, through Premier GP, held an approximate 54% and 49% sole general partner interest in Premier LP at December 31, 2019 and June 30, 2019, respectively. In addition to their equity ownership interest in the Company, the member owners held an approximate 46% and 51% limited partner interest in Premier LP at December 31, 2019 and June 30, 2019, respectively. As a result of exchanges under an exchange agreement entered into by the member owners in connection with the completion of the Company's initial public offering on October 1, 2013 (the "Exchange Agreement"), as of July 31, 2019, the Class A common stock and Class B common stock represented approximately 50.2% and 49.8% respectively, of the Company's combined Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represented the majority of the Company's outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, the Company no longer qualified for the "controlled company" exemption under NASDAQ rules and must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. In anticipation of the change in controlled company status, the Company has been planning for this evolution and expects to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
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
At December 31, 2019 and June 30, 2019, the member owners owned approximately 46% and 51%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the six months ended December 31, 2019, the member owners exchanged approximately 8.2 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). During the six months ended December 31, 2019, approximately 8.2 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, approximately 8.2 million Class B common shares were retired during the same period. For further information, see Note 12 - Earnings (Loss) Per Share.
At December 31, 2019 and June 30, 2019, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares, owned approximately 54% and 49%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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
The assets and liabilities of Premier LP at December 31, 2019 and June 30, 2019, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Assets
Current	$565,111	$603,390
Noncurrent	1,613,839	1,536,685
Total assets of Premier LP	$2,178,950	$2,140,075

Liabilities
Current	$515,357	$517,616
Noncurrent	157,733	118,032
Total liabilities of Premier LP	$673,090	$635,648

Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three and six months ended December 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Premier LP net income	$122,105	$118,783	$206,245	$211,045
Premier LP's cash flows, including cash flows attributable to discontinued operations, for the six months ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$220,864	$227,404
Investing activities	(85,777)	(106,715)
Financing activities	(160,872)	(143,017)
Net decrease in cash and cash equivalents	(25,785)	(22,328)
Cash and cash equivalents at beginning of year	131,210	117,741
Cash and cash equivalents at end of period	$105,425	$95,413

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
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASU 2016-12"), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. The Company adopted ASU No. 2016-02 on July 1, 2019 on a modified retrospective basis under the optional transition method. Therefore, comparative periods are presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Additionally, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) historical lease classification and assessments for expired and existing leases, and (2) historical accounting for initial direct costs for existing leases. The Company elected not to recognize any operating lease right-of-use assets or operating lease liabilities for any lease whose term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise. The Company also elected to account for the non-lease components within its leases as part of the single lease component to which they are related. Refer to "Adoption of ASC Topic 842" for additional information on the impact of the adoption of ASC Topic 842.
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, ("ASU 2018-15"), which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. ASU 2018-15 will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted including adoption in interim periods. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, ("ASU 2018-13"), which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. ASU 2016-13, will be effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard, but does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.
Adoption of ASC Topic 842
As a result of adopting ASC Topic 842, the Company's accounting policies and condensed consolidated financial statements were updated as follows:
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
The following tables summarize the impacts of adopting ASC Topic 842 on the Condensed Consolidated Balance Sheets (in thousands). See Note 16 - Commitments and Contingencies for further information.

	June 30, 2019 As presented	Impact of ASC Topic 842	July 1, 2019 Adjusted
Intangible assets, net (a)	$270,722	$(8,474)	$262,248
Deferred income tax assets	$422,014	$302	$422,316
Operating lease right-of-use assets	$—	$62,642	$62,642
Total assets	$2,569,567	$54,470	$2,624,037

Other current liabilities	$7,113	$7,661	$14,774
Current liabilities of discontinued operations	$11,797	$1,200	$12,997
Operating lease liabilities	$—	$58,596	$58,596
Other long-term liabilities	$67,683	$(12,088)	$55,595
Total liabilities	$908,547	$55,369	$963,916

Accumulated deficit (b)	$(775,674)	$(899)	$(776,573)
Total liabilities and equity	$2,569,567	$54,470	$2,624,037

(a)
The Company reclassified a favorable lease commitment, which was recorded within intangible assets, net in the Consolidated Balance Sheets as of June 30, 2019, to operating lease right-of-use assets as part of the adoption of ASC Topic 842.

(b)
The Company recognized a non-cash impairment charge of $1.2 million ($0.9 million net of deferred tax impact), which was recorded as an adjustment to the opening balance of equity at July 1, 2019. The impairment charge was related to operating lease right-of-use assets of the specialty pharmacy business, which is classified as a discontinued operation.

(3) BUSINESS ACQUISITIONS
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary PSCI, acquired all of the outstanding capital stock in Medpricer for an adjusted purchase price of $38.5 million. The acquisition was funded with borrowings under the Company's Credit Facility.
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer's achievement of a revenue target for the calendar year ended December 31, 2020. As of December 31, 2019, the fair value of the earn-out liability was $3.8 million (see Note 6 - Fair Value Measurements).
The Company has accounted for the Medpricer acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to intangible assets acquired was $12.1 million, primarily comprised of developed software technology. The initial purchase price allocation for the Company's acquisition of Medpricer is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed.
The Medpricer acquisition resulted in the recognition of $26.2 million of goodwill attributable to the anticipated profitability of Medpricer. The Medpricer acquisition was considered a stock purchase for tax purposes and accordingly, the goodwill is not deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. The Company reports Medpricer as part of its Supply Chain Services segment.

Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary PHSI, acquired all of the outstanding capital stock in Stanson through a reverse subsidiary merger transaction for an adjusted purchase price of $55.4 million. The acquisition was funded with cash on hand.
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to March 31, 2020, achievement of certain development milestones on or prior to December 31, 2020 and achievement of a revenue target for the calendar year ended December 31, 2020. As of December 31, 2019, the fair value of the earn-out liability was $9.6 million (see Note 6 - Fair Value Measurements).
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
The Company incurred $0.9 million of severance and retention expenses directly associated with the specialty pharmacy business within discontinued operations during the six months ended December 31, 2019.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019	June 30, 2019
Assets
Accounts receivable	$—	$21,183
Inventory	—	3,385
Assets of discontinued operations	$—	$24,568

Liabilities
Accounts payable	$11	$2,255
Accrued expenses	603	6,630
Accrued compensation and benefits	101	2,373
Other current liabilities	—	539
Liabilities of discontinued operations	$715	$11,797

The following table summarizes the major components of net income (loss) from discontinued operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$—	$114,268	$—	$223,212
Cost of revenue	—	110,772	—	216,626
Gross profit	—	3,496	—	6,586
Selling, general and administrative expense	(79)	4,767	1,857	9,120
Amortization of purchased intangible assets	—	661	—	1,322
Operating expenses	(79)	5,428	1,857	10,442
Operating gain (loss) from discontinued operations	79	(1,932)	(1,857)	(3,856)
Net gain on disposal of assets	822	—	3,231	—
Income (loss) from discontinued operations before income taxes	901	(1,932)	1,374	(3,856)
Income tax expense (benefit)	287	(932)	370	(1,457)
Income (loss) from discontinued operations, net of tax	614	(1,000)	1,004	(2,399)
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(280)	519	(477)	1,351
Net income (loss) from discontinued operations attributable to stockholders	$334	$(481)	$527	$(1,048)

(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended December 31,		Six Months Ended December 31,
	December 31, 2019	June 30, 2019	2019	2018	2019	2018
FFF	$103,395	$96,905	$2,885	$1,366	$6,490	$3,987
Other investments	12,805	2,731	104	78	106	147
Total investments	$116,200	$99,636	$2,989	$1,444	$6,596	$4,134

The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at December 31, 2019 and June 30, 2019. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Cash equivalents	$32,877	$32,877	$—	$—
Deferred compensation plan assets	50,735	50,735	—	—
Total assets	$83,612	$83,612	$—	$—
Earn-out liability	$13,420	$—	$—	$13,420
FFF put right	19,065	—	—	19,065
Total liabilities	$32,485	$—	$—	$32,485

June 30, 2019
Cash equivalents	$57,607	$57,607	$—	$—
FFF call right	204	—	—	204
Deferred compensation plan assets	50,229	50,229	—	—
Total assets	$108,040	$107,836	$—	$204
Earn-out liability	$6,816	$—	$—	$6,816
FFF put right	41,652	—	—	41,652
Total liabilities	$48,468	$—	$—	$48,468

Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.1 million and $4.8 million at December 31, 2019 and June 30, 2019, respectively) in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company's equity investment in FFF, the Company entered into a shareholders' agreement on July 26, 2016, which was amended and restated on November 22, 2017. On July 29, 2019, the parties entered into a second amended and restated shareholders' agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder's interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF's majority shareholder must be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the second amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the second amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. As of December 31, 2019, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
Earn-out liability
Earn-out liabilities were established in connection with the Medpricer and Stanson acquisitions. The earn-out liabilities were classified as Level 3 of the fair value hierarchy and their values were determined based on estimated future earnings and the probability of achieving them. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended December 31, 2019
FFF call right	$52	$—	$(52)	$—
Total Level 3 assets	$52	$—	$(52)	$—
Earn-out liability	$9,390	$3,781	$(249)	$13,420
FFF put right	49,339	—	30,274	19,065
Total Level 3 liabilities	$58,729	$3,781	$30,025	$32,485

Three Months Ended December 31, 2018
FFF call right	$488	$—	$(57)	$431
Total Level 3 assets	$488	$—	$(57)	$431
Earn-out liabilities	$—	$4,548	$—	$4,548
FFF put right	$45,200	$—	$10,905	$34,295
Total Level 3 liabilities	$45,200	$4,548	$10,905	$38,843

Six Months Ended December 31, 2019
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	$204	$—	$(204)	$—
Earn-out liabilities	$6,816	$3,781	$(2,823)	$13,420
FFF put right	41,652	—	22,587	19,065
Total Level 3 liabilities	$48,468	$3,781	$19,764	$32,485

Six Months Ended December 31, 2018
FFF call right	$610	$—	$(179)	$431
Total Level 3 assets	$610	$—	$(179)	$431
Earn-out liabilities	$—	$4,548	$—	$4,548
FFF put right	42,041	—	7,746	34,295
Total Level 3 liabilities	$42,041	$4,548	$7,746	$38,843

Non-Recurring Fair Value Measurements
During the six months ended December 31, 2019, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisition of Medpricer were determined using the income approach (see Note 3 - Business Acquisitions).

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.5 million at both December 31, 2019 and June 30, 2019, based on assumed market interest rates of 3.0% and 3.4%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2019 that was included in the opening balance of deferred revenue at June 30, 2019 was $15.9 million, which is a result of satisfying performance obligations within the Performance Services segment.
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
Reduction in net revenue recognized during the three and six months ended December 31, 2019 from performance obligations that were satisfied or partially satisfied in prior periods was $1.9 million and $0.7 million, respectively. The reduction was driven by $3.0 million and $4.5 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business. This was offset by $1.1 million and $3.8 million, respectively, of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue recognized during the three and six months ended December 31, 2018 from performance obligations that were satisfied or partially satisfied in prior periods was $6.4 million and $8.9 million, respectively. The net revenue recognized during the three and six months ended December 31, 2018 was driven primarily by $3.3 million and $4.8 million, respectively, of net administrative fees revenue related to under-forecasted cash receipts received in the current period, as well as $3.1 million and $4.1 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $491.7 million. The Company expects to recognize approximately 46% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2019	$336,973	$543,736	$880,709
Acquisition of Medpricer	26,219	—	26,219
December 31, 2019	$363,192	$543,736	$906,928

The initial purchase price allocation for the Company's acquisition of Medpricer is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life as of December 31, 2019	December 31, 2019	June 30, 2019
Member relationships	14.7 years	$220,100	$220,100
Technology	5.6 years	172,217	164,217
Customer relationships	8.7 years	49,930	48,010
Trade names	7.9 years	16,170	16,060
Non-compete agreements	5.4 years	10,630	8,800
Favorable lease commitments	n/a	—	11,393
Other	6.0 years	260	—
Total intangible assets		469,307	468,580
Accumulated amortization		(219,921)	(197,858)
Total intangible assets, net		$249,386	$270,722

Total intangible assets increased due to the October 2019 acquisition of Medpricer (see Note 3 - Business Acquisitions). Intangible asset amortization was $11.9 million and $13.2 million for the three months ended December 31, 2019 and 2018, respectively, and $25.0 million and $26.2 million for the six months ended December 31, 2019 and 2018, respectively.
(9) DEBT
Long-term debt consisted of the following (in thousands):

	Commitment Amount	Due Date	December 31, 2019	June 30, 2019
Credit Facility	$1,000,000	November 9, 2023	$50,000	$25,000
Notes payable	—	Various	7,573	8,611
Total debt			57,573	33,611
Less: current portion			(50,739)	(27,608)
Total long-term debt			$6,834	$6,003

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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the

Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At December 31, 2019, the interest rate for one-month Eurodollar Loans was 2.763% and the interest rate for Base Rate Loans was 4.750%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. During the six months ended December 31, 2019, the Company repaid $100.0 million of borrowings and borrowed an additional $125.0 million under the Credit Facility. The Company had $50.0 million in outstanding borrowings under the Credit Facility at December 31, 2019 with $950.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On January 31, 2020, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
At December 31, 2019 and June 30, 2019, the Company had $7.6 million and $8.6 million in notes payable, respectively, consisting primarily of non-interest bearing notes payable outstanding to departed member owners, of which $0.8 million and $2.6 million, respectively, were included in current portion of long-term debt and $6.8 million and $6.0 million, respectively, were included in long-term debt, less current portion, in the accompanying Condensed Consolidated Balance Sheets. Notes payable generally have stated maturities of five years from their date of issuance.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' approximate 46% ownership of Premier LP through their ownership of Class B common units at December 31, 2019. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the six months ended December 31, 2019 and 2018, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $214.2 million and $(56.5) million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The tables below provide a summary of the changes in the redeemable limited partners' capital from June 30, 2019 to December 31, 2019 and June 30, 2018 to December 31, 2018 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
September 30, 2019	$(1,135)	$1,806,210	$1,805,075
Distributions applied to receivables from limited partners	70	—	70
Net income attributable to non-controlling interest in Premier LP	—	55,704	55,704
Distributions to limited partners	—	(12,689)	(12,689)
Exchange of Class B common units for Class A common stock by member owners	—	(223,946)	(223,946)
Adjustment of redeemable limited partners' capital to redemption amount	—	480,153	480,153
December 31, 2019	$(1,065)	$2,105,432	$2,104,367

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	437	—	437
Net income attributable to non-controlling interest in Premier LP	—	55,113	55,113
Distributions to limited partners	—	(14,993)	(14,993)
Exchange of Class B common units for Class A common stock by member owners	—	(30,536)	(30,536)
Adjustment of redeemable limited partners' capital to redemption amount	—	708,193	708,193
September 30, 2018	$(1,768)	$3,640,392	$3,638,624
Distributions applied to receivables from limited partners	416	—	416
Redemption of limited partners	—	(448)	(448)
Net income attributable to non-controlling interest in Premier LP	—	62,631	62,631
Distributions to limited partners	—	(14,288)	(14,288)
Exchange of Class B common units for Class A common stock by member owners	—	(441,344)	(441,344)
Adjustment of redeemable limited partners' capital to redemption amount	—	(651,709)	(651,709)
December 31, 2018	$(1,352)	$2,595,234	$2,593,882

Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are either interest bearing notes that were issued to new limited partners or non-interest bearing loans (contribution loans) provided to existing limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the six months ended December 31, 2019.
During the six months ended December 31, 2019, three limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange, in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 22, 2019	$13,202
November 27, 2019	$13,699

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $12.7 million quarterly distribution on or before February 28, 2020. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at December 31, 2019.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the six months ended December 31, 2019, the Company recorded total reductions of $274.7 million to redeemable limited partners' capital to reflect the exchange of approximately 8.2 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2019	1,310,771	$50,792
October 31, 2019	6,873,699	223,946
Total	8,184,470	$274,738

(11) STOCKHOLDERS' DEFICIT
As of December 31, 2019, there were 66,189,222 shares of the Company's Class A common stock, par value $0.01 per share, and 55,581,646 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2019, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of the Company's Class A common stock during fiscal year 2020. As of December 31, 2019, the Company had purchased approximately 4.6 million shares of Class A common stock at an average price of $32.25 per share for a total purchase price of $148.6 million.

The repurchase authorization may be suspended, delayed, or discontinued at any time at the discretion of the Company's Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and the Company's management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator for basic (loss) earnings per share:
Net (loss) income from continuing operations attributable to stockholders (a)	$(444,002)	$694,370	$279,536	$13,604
Net income (loss) from discontinued operations attributable to stockholders	334	(481)	527	(1,048)
Net (loss) income attributable to stockholders	$(443,668)	$693,889	$280,063	$12,556

Numerator for diluted (loss) earnings per share:
Net (loss) income from continuing operations attributable to stockholders (a)	$(444,002)	$694,370	$279,536	$13,604
Adjustment of redeemable limited partners' capital to redemption amount	—	(651,709)	(214,156)	—
Net income from continuing operations attributable to non-controlling interest in Premier LP	—	63,150	97,134	—
Net (loss) income from continuing operations	(444,002)	105,811	162,514	13,604
Tax effect on Premier, Inc. net income (b)	—	(12,779)	(22,941)	—
Adjusted net (loss) income from continuing operations	$(444,002)	$93,032	$139,573	$13,604

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Net income (loss) from discontinued operations attributable to stockholders	$334	$(481)	$527	$(1,048)
Net income (loss) from discontinued operations attributable to non-controlling interest in Premier LP	—	(519)	477	—
Adjusted net income (loss) from discontinued operations	$334	$(1,000)	$1,004	$(1,048)

Adjusted net (loss) income	$(443,668)	$92,032	$140,577	$12,556

Denominator for basic (loss) earnings per share:
Weighted average shares (c)	64,552	59,876	63,668	56,548

Denominator for diluted (loss) earnings per share:
Weighted average shares (c)	64,552	59,876	63,668	56,548
Effect of dilutive securities: (d)
Stock options	—	727	420	709
Restricted stock	—	278	250	327
Class B shares outstanding	—	72,791	60,493	—
Weighted average shares and assumed conversions	64,552	133,672	124,831	57,584

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(6.88)	$11.60	4.39	0.24
Basic earnings (loss) per share from discontinued operations	0.01	(0.01)	0.01	(0.02)
Basic (loss) earnings per share attributable to stockholders	$(6.87)	$11.59	4.40	0.22

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(6.88)	$0.70	1.12	0.24
Diluted earnings (loss) per share from discontinued operations	0.01	(0.01)	0.01	(0.02)
Diluted (loss) earnings per share attributable to stockholders	$(6.87)	$0.69	1.13	0.22

(a)	Net (loss) income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income from continuing operations	$91,575	$105,811	$162,514	$189,183
Net income from continuing operations attributable to non-controlling interest in Premier LP	(55,424)	(63,150)	(97,134)	(119,095)
Adjustment of redeemable limited partners' capital to redemption amount	(480,153)	651,709	214,156	(56,484)
Net (loss) income from continuing operations attributable to stockholders	$(444,002)	$694,370	$279,536	$13,604

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP for the purpose of diluted (loss) earnings per share.

(c)
Weighted average number of common shares used for basic (loss) earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2019 and 2018.

(d)
For the three months ended December 31, 2019, the effect of 57.9 million class B common units exchangeable for Class A common shares and 0.6 million stock options and restricted units was excluded from diluted weighted average shares outstanding due to the net loss from continuing operations attributable to stockholders sustained for the period and as including them would have an anti-dilutive effect for the period.

For the three and six months ended December 31, 2019, the effect of 0.5 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2019	1,310,771	62,767,860	63,274,182	49.8%/50.2%
October 31, 2019	6,873,699	55,581,646	66,522,023	46%/54%
January 31, 2020	4,866,082	50,715,564	71,066,141	42%/58%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 11 - Stockholders' Deficit) and equity incentive plan (see Note 13 - Stock-Based Compensation).

(c)
As the quarterly exchange occurred on January 31, 2020, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended December 31, 2019. The Company utilized 0.7 million treasury shares to facilitate a portion of this exchange, and as a result had 0.0 million Class A common shares held in treasury as of January 31, 2020 after the exchange.

(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 25% for the three and six months ended December 31, 2019 and 2018, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Pre-tax stock-based compensation expense (a)	$7,775	$7,595	$11,479	$13,687
Deferred tax benefit	1,959	1,876	2,893	3,381
Total stock-based compensation expense, net of tax	$5,816	$5,719	$8,586	$10,306

(a)
Pre-tax stock based compensation expense attributable to discontinued operations of $0.1 million and $0.2 million, respectively, for the three and six months ended December 31, 2018 is not included in the above table.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2019, there were 5.9 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2019:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2019	589,550	$37.06	1,439,815	$36.38	2,798,673	$30.22
Granted	339,599	$36.93	712,224	$36.25	—	$—
Vested/exercised	(166,006)	$32.10	(493,759)	$31.58	(210,875)	$30.48
Forfeited	(21,426)	$38.84	(45,387)	$39.08	(10,939)	$32.43
Outstanding at December 31, 2019	741,717	$38.05	1,612,893	$37.72	2,576,859	$30.19

Stock options outstanding and exercisable at December 31, 2019					2,434,257	$30.04

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
Unrecognized stock-based compensation expense at December 31, 2019 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$17,383	2.0 years
Performance share awards	34,599	2.0 years
Stock options	1,011	0.7 years
Total unrecognized stock-based compensation expense	$52,993	2.0 years

The aggregate intrinsic value of stock options at December 31, 2019 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$19,079
Expected to vest	734
Total outstanding	$19,813

Exercised during the six months ended December 31, 2019	$1,494

(14) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI, PSCI and Premier Marketplace, LLC ("PMLLC"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes, as the income realized by Premier LP is taxable to its partners.

On November 8th, 2019, the State of North Carolina made significant changes to its income tax law, effective for tax years beginning on or after January 1, 2020. As a result, the Company remeasured its deferred tax assets and liabilities as of the enactment date and recorded an income tax expense of $38.6 million as a discrete item in the Company's income tax provision during the six months ended December 31, 2019.
Income tax expense for the three months ended December 31, 2019 and 2018 was $64.6 million and $2.7 million, respectively, which reflects effective tax rates of 41% and 3%, respectively. Income tax expense for the six months ended December 31, 2019 and 2018 was $74.2 million and $14.1 million, respectively, which reflects effective tax rates of 31% and 7%, respectively. The increase in effective tax rates is largely attributable to the aforementioned remeasurement of deferred tax balances related to the change in North Carolina state income tax law. Excluding the deferred tax remeasurement, the effective tax rates are 17% and 15% for the three and six months ended December 31, 2019, respectively.
The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes.
Net deferred tax assets decreased $3.1 million to $414.1 million at December 31, 2019 from $417.2 million at June 30, 2019. The decrease in net deferred tax assets was largely driven by the $38.6 million remeasurement of deferred tax balances related to the change in North Carolina state income tax law and $21.0 million attributable to the deferred tax impact of tax-deductible goodwill and the gain on put and call rights, offset by an increase of $49.6 million in deferred tax assets related to departures and quarterly exchanges by the member owners during the six months ended December 31, 2019.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased by $4.5 million from $344.1 million at June 30, 2019 to $339.6 million at December 31, 2019. The change in TRA liabilities was driven by $23.7 million in TRA remeasurements primarily due to the change in North Carolina state income tax law, $17.4 million in TRA payments and $14.3 million attributable to member departures during the six months ended December 31, 2019, partially offset by the $50.9 million increase in TRA liabilities in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2019.
(15) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $2.9 million and $1.4 million for the three months ended December 31, 2019 and 2018, respectively, and $6.5 million and $4.0 million for the six months ended December 31, 2019 and 2018, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $2.4 million and $1.9 million during the three months ended December 31, 2019 and 2018, respectively, and $4.6 million and $4.2 million for the six months ended December 31, 2019 and 2018, respectively.
AEIX
The Company conducts all operational activities for American Excess Insurance Exchange Risk Retention Group ("AEIX"), a reciprocal risk retention group that provides excess and umbrella healthcare professional and general liability insurance to certain hospital and healthcare system members. The Company is reimbursed by AEIX for actual costs, plus an annual incentive management fee not to exceed $0.5 million per calendar year. The Company received cost reimbursement of $1.4 million and $1.3 million during the three months ended December 31, 2019 and 2018, respectively and $2.7 million and $2.6 million for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and June 30, 2019, $0.6 million and $0.7 million, respectively, in amounts receivable from AEIX are included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three and six months ended December 31, 2019 was $2.6 million and $5.5 million, respectively. As of December 31, 2019, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 3.9%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2019	June 30, 2019 (a)
2020	$6,019	$12,130
2021	11,194	11,539
2022	11,125	11,468
2023	11,388	11,533
2024	11,509	11,510
Thereafter	20,501	20,645
Total future minimum lease payments	71,736	78,825
Less: imputed interest	8,267	—
Total operating lease liabilities (b)	$63,469	$—

(a)	Presented in accordance with ASC Topic 840.

(b)	As of December 31, 2019, $9.3 million of the total operating lease liabilities were included within other liabilities, current in the Condensed Consolidated Balance Sheets.
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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Net revenue:	2019	2018	2019	2018
Supply Chain Services
Net administrative fees	$172,114	$165,695	$344,517	$327,695
Other services and support	2,482	2,826	5,043	4,037
Services	174,596	168,521	349,560	331,732
Products	58,040	44,214	106,161	87,873
Total Supply Chain Services	232,636	212,735	455,721	419,605
Performance Services	86,970	94,854	166,295	180,586
Net revenue	$319,606	$307,589	$622,016	$600,191

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Depreciation and amortization expense (a):
Supply Chain Services	$4,869	$4,584	$9,694	$9,288
Performance Services	30,293	27,319	60,913	53,232
Corporate	2,154	2,814	4,288	5,427
Total depreciation and amortization expense	$37,316	$34,717	$74,895	$67,947

Capital expenditures:
Supply Chain Services	$609	$341	$2,086	$836
Performance Services	18,612	19,456	37,116	38,830
Corporate	3,564	2,250	5,566	7,443
Total capital expenditures	$22,785	$22,047	$44,768	$47,109

Total assets (b):	December 31, 2019	June 30, 2019
Supply Chain Services	$1,162,767	$1,111,934
Performance Services	920,753	941,183
Corporate	532,642	516,450
Total assets	$2,616,162	$2,569,567

(a)	Includes amortization of purchased intangible assets.

(b)	As of June 30, 2019, Supply Chain Services total assets included $24.6 million in assets of discontinued operations related to the specialty pharmacy business.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income before income taxes	$156,132	$108,547	$236,685	$203,237
Equity in net income of unconsolidated affiliates (a)	(2,989)	(1,444)	(6,596)	(4,134)
Interest and investment loss (income), net	359	859	(117)	1,547
Gain on FFF put and call rights (b)	(30,222)	(10,850)	(22,383)	(7,567)
Other (income) expense	(2,747)	3,651	(3,009)	2,309
Operating income	120,533	100,763	204,580	195,392
Depreciation and amortization	25,378	21,479	49,913	41,732
Amortization of purchased intangible assets	11,938	13,238	24,982	26,215
Stock-based compensation (c)	7,838	7,680	11,690	13,913
Acquisition and disposition related expenses	2,835	1,896	8,976	2,933
Remeasurement of tax receivable agreement liabilities (d)	(28,356)	—	(23,682)	—
Equity in net income of unconsolidated affiliates (a)	2,989	1,444	6,596	4,134
Deferred compensation plan income (expense) (e)	2,751	(4,235)	2,992	(2,899)
Other expense, net	2,499	679	2,614	1,050
Non-GAAP Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services	$147,959	$135,026	$297,870	$271,336
Performance Services	29,967	37,100	50,343	67,675
Corporate	(29,521)	(29,182)	(59,552)	(56,541)
Non-GAAP Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470

(a)	Refer to Note 5 - Investments for more information.

(b)	Refer to Note 6 - Fair Value Measurements for more information.

(c)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended December 31, 2019 and 2018 and $0.2 million during both of the six months ended December 31, 2019 and 2018.

(d)	The adjustments to TRA liabilities for the three and six months ended December 31, 2019 is primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities.

(e)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(18) SUBSEQUENT EVENTS
On February 4, 2020, the Company announced that it entered into an asset purchase agreement (the “Purchase Agreement”) dated as of February 3, 2020 to acquire substantially all of the assets and assume certain liabilities of Acurity, Inc. (“Acurity”) and Nexera, Inc. (“Nexera”). Acurity and Nexera are each indirect wholly-owned subsidiaries of Greater New York Hospital Association, Inc. (“GNYHA”). Acurity is a regional group purchasing organization and has been a customer and strategic partner of the Company for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation.
Pursuant to the terms of the Purchase Agreement, the Company will pay an aggregate amount of $291.5 million. The amount payable at closing is $166.1 million. An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during the Company’s third fiscal quarter of 2021. The Company expects to fund the transaction with borrowings under the Credit Facility. In addition to the aggregate amount of $291.5 million, the Purchase Agreement provides for a graduated contingent payment to GNYHA of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. At the closing of the transaction, GNYHA Purchasing

Alliance, LLC will unilaterally terminate its participation in the Tax Receivable Agreement made as of September 25, 2013, as amended to date, by and among Premier and the limited partners of Premier LP, and will cease to be a limited partner of Premier LP on November 2, 2020.
Prior to entering into the Purchase Agreement, Acurity agreed to provide one-time rebates to certain Acurity members based on their pre-closing purchasing volume. The Company has concluded that these one-time rebates, estimated between $92 million to $97 million, will be excluded from the purchase price and capitalized as prepaid contract administrative fee share at closing. The prepaid contract administrative fee share will be treated as a reduction in the determination of net administrative fee revenue over the remaining life of the acquired contracts on the Company’s financial statements.
This transaction is expected to close during the Company’s third fiscal quarter of 2020, subject to customary closing conditions.
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
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and population health software-as-a-service ("SaaS") informatics products, consulting services and performance improvement collaborative programs.
As of December 31, 2019, we were owned, in part, by 155 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,450 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of December 31, 2019, the outstanding Class A common stock and Class B common stock represented 54% and 46%, respectively, of our combined outstanding Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represents the majority of our outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, we no longer qualified for the "controlled company" exemption under NASDAQ rules, and we must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. We expect to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
As of December 31, 2019, all of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).

We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$319,606	$307,589	$622,016	$600,191
Net income from continuing operations	$91,575	$105,811	$162,514	$189,183
Non-GAAP Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470
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
Segment net revenue for the three months ended December 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2019	2018	2019	2018	2019	2018
Supply Chain Services	$232,636	$212,735	$19,901	9%	73%	69%
Performance Services	86,970	94,854	(7,884)	(8)%	27%	31%
Net revenue	$319,606	$307,589	$12,017	4%	100%	100%
Segment net revenue for the six months ended December 31, 2019 and 2018 was as follows (in thousands):

	Six Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2019	2018	2019	2018	2019	2018
Supply Chain Services	$455,721	$419,605	$36,116	9%	73%	70%
Performance Services	166,295	180,586	(14,291)	(8)%	27%	30%
Net revenue	$622,016	$600,191	$21,825	4%	100%	100%
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
Acquisitions and Divestitures

Acquisition of Medpricer
On October 28, 2019, we acquired all of the outstanding capital stock in Medpricer.com, Inc. ("Medpricer") for an adjusted purchase price of $38.5 million with borrowings under the Credit Facility. Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. Medpricer is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
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
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, we completed the sale of prescription files and records and certain other assets used in our specialty pharmacy business for $22.3 million. On June 10, 2019, we received $7.6 million for the sale of a portion of our pharmaceutical inventory and on July 24, 2019, an additional $3.6 million primarily in connection with the sale of our remaining pharmaceutical inventory. As of December 31, 2019, we had substantially completed the wind down and exit from the specialty pharmacy business.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact subscriber elections, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and population health management, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
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

Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO net administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, consulting services and performance improvement collaborative subscriptions, and, to a lesser extent, service fees from our academic initiative. Product revenue consists of direct sourcing product sales, which are included in the Supply Chain Services segment.
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of revenue share paid to members) and direct sourcing revenue.
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
Cost of Revenue
Cost of revenue consists of cost of service revenue and cost of product revenue.
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS informatics along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within cost of service revenue include costs related to implementing SaaS informatics tools. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally-developed software applications.
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
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.

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
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., Premier Healthcare Solutions, Inc. ("PHSI"),Premier Supply Chain Improvement, Inc. ("PSCI") and Premier Marketplace, LLC ("PMLLC"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the aforementioned ownership structure as well as other items noted in Note 14 - Income Taxes to the accompanying condensed consolidated financial statements.
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
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. The rate used to compute Non-GAAP Adjusted Fully Distributed Net Income was 26% for the three and six months ended December 31, 2019 and 2018.
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
Net Income Attributable to Non-Controlling Interest
As of December 31, 2019, we owned an approximate 54% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was approximately 46% and 51% as of December 31, 2019 and June 30, 2019, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), and non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, gain on FFF put and call rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2019 and 2018 and $0.2 million for both the six months ended December 31, 2019 and 2018 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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
The adjustments to TRA liabilities for the three months ended December 31, 2019 and the six months ended December 31, 2019 are primarily attributable to increases in the Premier, Inc. effective tax rate related to state tax liabilities (see Note 14 - Income Taxes to the accompanying condensed consolidated financial statements).
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements.
Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table summarizes our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net administrative fees	$172,114	54%	$165,695	54%	$344,517	55%	$327,695	54%
Other services and support	89,452	28%	97,680	32%	171,338	28%	184,623	31%
Services	261,566	82%	263,375	86%	515,855	83%	512,318	85%
Products	58,040	18%	44,214	14%	106,161	17%	87,873	15%
Net revenue	319,606	100%	307,589	100%	622,016	100%	600,191	100%
Cost of revenue:
Services	47,422	15%	43,189	15%	94,958	15%	86,561	14%
Products	52,819	16%	44,762	15%	96,294	16%	84,529	14%
Cost of revenue	100,241	31%	87,951	30%	191,252	31%	171,090	28%
Gross profit	219,365	69%	219,638	70%	430,764	69%	429,101	72%
Operating expenses:
Selling, general and administrative	86,093	27%	105,345	34.25%	200,022	32%	206,862	35%
Research and development	801	—%	292	0.09%	1,180	—%	632	—%
Amortization of purchased intangible assets	11,938	4%	13,238	4.30%	24,982	4%	26,215	4%
Operating expenses	98,832	31%	118,875	38.00%	226,184	36%	233,709	39%
Operating income	120,533	38%	100,763	32.00%	204,580	33%	195,392	33%
Other income, net	35,599	11%	7,784	2.53%	32,105	5%	7,845	1%
Income before income taxes	156,132	49%	108,547	35%	236,685	38%	203,237	34%
Income tax expense	64,557	20%	2,736	1%	74,171	12%	14,054	2%
Net income from continuing operations	91,575	29%	105,811	34%	162,514	26%	189,183	32%
Income (loss) from discontinued operations, net of tax	614	—%	(1,000)	—%	1,004	—%	(2,399)	(1)%
Net income	92,189	29%	104,811	34%	163,518	26%	186,784	31%
Net income from continuing operations attributable to non-controlling interest in Premier LP	(55,424)	(17)%	(63,150)	(21)%	(97,134)	(16)%	(119,095)	(20)%
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(280)	—%	519	—%	(477)	—%	1,351	—%
Net income attributable to non-controlling interest in Premier LP	(55,704)	(17)%	(62,631)	(20)%	(97,611)	(16)%	(117,744)	(20)%
Adjustment of redeemable limited partners' capital to redemption amount	(480,153)	nm	651,709	nm	214,156	nm	(56,484)	nm
Net (loss) income attributable to stockholders	$(443,668)	nm	$693,889	nm	$280,063	nm	$12,556	nm

Weighted average shares outstanding:
Basic	64,552		59,876		63,668		56,548
Diluted	64,552		133,672		124,831		57,584

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$(6.88)		$11.60		$4.39		$0.24
Discontinued operations	0.01		(0.01)		0.01		(0.02)
Basic earnings (loss) per share attributable to stockholders	$(6.87)		$11.59		$4.40		$0.22

Diluted earnings (loss) per share

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Continuing operations	$(6.88)		$0.70		$1.12		$0.24
Discontinued operations	0.01		(0.01)		0.01		(0.02)
Diluted earnings (loss) per share attributable to stockholders	$(6.87)		$0.69		$1.13		$0.22
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$148,405	46%	$142,944	46%	$288,661	46%	$282,470	47%
Non-GAAP Adjusted Fully Distributed Net Income	$90,774	28%	$89,248	29%	$176,760	28%	$177,001	29%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.74	nm	$0.67	nm	$1.42	nm	$1.32	nm
The following table provides the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income from continuing operations	$91,575	$105,811	$162,514	$189,183
Interest and investment loss (income), net	359	859	(117)	1,547
Income tax expense	64,557	2,736	74,171	14,054
Depreciation and amortization	25,378	21,479	49,913	41,732
Amortization of purchased intangible assets	11,938	13,238	24,982	26,215
EBITDA	193,807	144,123	311,463	272,731
Stock-based compensation	7,838	7,680	11,690	13,913
Acquisition and disposition related expenses	2,835	1,896	8,976	2,933
Remeasurement of tax receivable agreement liabilities	(28,356)	—	(23,682)	—
Gain on FFF put and call rights	(30,222)	(10,850)	(22,383)	(7,567)
Other expense	2,503	95	2,597	460
Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470

Income before income taxes	$156,132	$108,547	$236,685	$203,237
Equity in net income of unconsolidated affiliates	(2,989)	(1,444)	(6,596)	(4,134)
Interest and investment loss (income), net	359	859	(117)	1,547
Gain on FFF put and call rights	(30,222)	(10,850)	(22,383)	(7,567)
Other (income) expense	(2,747)	3,651	(3,009)	2,309
Operating income	120,533	100,763	204,580	195,392
Depreciation and amortization	25,378	21,479	49,913	41,732
Amortization of purchased intangible assets	11,938	13,238	24,982	26,215
Stock-based compensation	7,838	7,680	11,690	13,913

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Acquisition and disposition related expenses	2,835	1,896	8,976	2,933
Remeasurement of tax receivable agreement liabilities	(28,356)	—	(23,682)	—
Equity in net income of unconsolidated affiliates	2,989	1,444	6,596	4,134
Deferred compensation plan income (expense)	2,751	(4,235)	2,992	(2,899)
Other expense, net	2,499	679	2,614	1,050
Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470

Segment Adjusted EBITDA:
Supply Chain Services	$147,959	$135,026	$297,870	$271,336
Performance Services	29,967	37,100	50,343	67,675
Corporate	(29,521)	(29,182)	(59,552)	(56,541)
Adjusted EBITDA	$148,405	$142,944	$288,661	$282,470

The following table provides the reconciliation of net (loss) income attributable to stockholders to Non-GAAP Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Net Income and Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income attributable to stockholders	$(443,668)	$693,889	$280,063	$12,556
Adjustment of redeemable limited partners' capital to redemption amount	480,153	(651,709)	(214,156)	56,484
Net income attributable to non-controlling interest in Premier LP	55,704	62,631	97,611	117,744
(Income) loss from discontinued operations, net of tax	(614)	1,000	(1,004)	2,399
Income tax expense	64,557	2,736	74,171	14,054
Amortization of purchased intangible assets	11,938	13,238	24,982	26,215
Stock-based compensation	7,838	7,680	11,690	13,913
Acquisition and disposition related expenses	2,835	1,896	8,976	2,933
Remeasurement of tax receivable agreement liabilities	(28,356)	—	(23,682)	—
Gain on FFF put and call rights	(30,222)	(10,850)	(22,383)	(7,567)
Other expense	2,503	95	2,597	460
Non-GAAP adjusted fully distributed income before income taxes	122,668	120,606	238,865	239,191
Income tax expense on fully distributed income before income taxes (a)	31,894	31,358	62,105	62,190
Non-GAAP Adjusted Fully Distributed Net Income	$90,774	$89,248	$176,760	$177,001

Reconciliation of denominator for (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Common shares used for basic and diluted (loss) earnings per share	64,552	59,876	63,668	56,548
Potentially dilutive shares	579	1,005	670	1,036
Conversion of Class B common units	57,898	72,791	60,493	76,293
Weighted average fully distributed shares outstanding - diluted	123,029	133,672	124,831	133,877

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

The following table provides the reconciliation of (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(Loss) earnings per share attributable to stockholders	$(6.87)	$11.59	$4.40	$0.22
Adjustment of redeemable limited partners' capital to redemption amount	7.44	(10.88)	(3.36)	1.00
Net income attributable to non-controlling interest in Premier LP	0.86	1.05	1.53	2.08
(Income) loss from discontinued operations, net of tax	(0.01)	0.02	(0.02)	0.04
Income tax expense	1.00	0.05	1.16	0.25
Amortization of purchased intangible assets	0.18	0.22	0.39	0.46
Stock-based compensation	0.12	0.13	0.18	0.25
Acquisition and disposition related expenses	0.04	0.03	0.14	0.05
Remeasurement of tax receivable agreement liabilities	(0.44)	—	(0.37)	—
Gain on FFF put and call rights	(0.47)	(0.18)	(0.35)	(0.13)
Other expense	0.04	—	0.04	0.01
Impact of corporation taxes (a)	(0.49)	(0.53)	(0.98)	(1.10)
Impact of dilutive shares (b)	(0.66)	(0.83)	(1.34)	(1.81)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.74	$0.67	$1.42	$1.32

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended December 31, 2019 to 2018
Net Revenue
Net revenue increased by $12.0 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to an increase of $13.8 million in product revenue and an increase of $6.4 million in net administrative fees revenue, partially offset by a decrease of $8.2 million in other services and support revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased by $12.2 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to an increase of $8.0 million in cost of product revenue and an increase of $4.2 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Operating Expenses
Operating expenses decreased by $20.1 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to a decrease of $19.2 million in selling, general and administrative expenses largely due to a decrease of $28.4 million due to the remeasurement of the TRA liability as a result of the change in North Carolina state income tax law offset by other factors discussed further in "Segment Results". The decrease in operating expenses was also due to a decrease of $1.3 million in amortization of purchased intangible assets partially offset by an increase of $0.5 million in research and development expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in "Segment Results" below.

Other Income, Net
Other income, net increased by $27.8 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to an increase in the gain on FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
For the three months ended December 31, 2019 and 2018, we recorded tax expense of $64.6 million and $2.7 million, respectively, which equates to effective tax rates of 41% and 3%, effectively. The increase in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the change in North Carolina state income tax law. Our effective tax rates differ from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax increased by $1.6 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to the substantial completion of the wind down of the specialty pharmacy business.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $6.9 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to a decrease in non-controlling ownership percentage in Premier LP to 46% from 53%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $5.5 million during the three months ended December 31, 2019, compared to the three months ended December 31, 2018. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.
Consolidated Results - Comparison of the Six Months Ended December 31, 2019 to 2018
Net Revenue
Net revenue increased by $21.8 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to an increase of $18.3 million in product revenue and an increase of $16.8 million in net administrative fees revenue, partially offset by a decrease of $13.3 million in other services and support revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased by $20.2 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to increase of $11.8 million in cost of product revenue and an increase of $8.4 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Operating Expenses
Operating expenses decreased by $7.5 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to a decrease of $6.9 million in selling, general and administrative expenses largely due to a decrease of $23.7 million due to the remeasurement of the TRA liability as a result of the change in North Carolina state income tax law offset by other factors discussed further in "Segment Results". The decrease in operating expenses was also due to a decrease of $1.2 million in amortization of purchased intangible assets partially offset by an increase of $0.6 million in research and development expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in "Segment Results" below.
Other Income, Net
Other income, net increased by $24.3 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to an increase in the gain on FFF put and call rights in the current period (see Note 6 - Fair

Value Measurements to the accompanying condensed consolidated financial statements for further information) and an increase in equity in net income of unconsolidated affiliates primarily due to our investment in FFF (see Note 5 - Investments to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
For the six months ended December 31, 2019 and 2018, we recorded tax expense of $74.2 million and $14.1 million, respectively, which equates to effective tax rates of 31% and 7%, respectively. The increase in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the change in North Carolina state income tax law. Our effective tax rates differ from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state, and local income taxes. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax increased by $3.4 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to the substantial completion of the wind down of the specialty pharmacy business.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $20.1 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to a decrease in non-controlling ownership percentage in Premier LP to 46% from 53%, respectively, as well as a decrease in income of Premier LP.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $6.2 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Supply Chain Services	2019	2018	Change		2019	2018	Change
Net revenue:
Net administrative fees	$172,114	$165,695	$6,419	4%	$344,517	$327,695	$16,822	5%
Other services and support	2,482	2,826	(344)	(12)%	5,043	4,037	1,006	25%
Services	174,596	168,521	6,075	4%	349,560	331,732	17,828	5%
Products	58,040	44,214	13,826	31%	106,161	87,873	18,288	21%
Net revenue	232,636	212,735	19,901	9%	455,721	419,605	36,116	9%
Cost of revenue:
Services	(252)	100	(352)	nm	154	123	31	25%
Products	52,819	44,762	8,057	18%	96,294	84,529	11,765	14%
Cost of revenue	52,567	44,862	7,705	17%	96,448	84,652	11,796	14%
Gross profit	180,069	167,873	12,196	7%	359,273	334,953	24,320	7%
Operating expenses:
Selling, general and administrative	37,599	35,696	1,903	5%	73,665	70,246	3,419	5%
Research and development	6	—	6	—%	6	—	6	—%
Amortization of purchased intangible assets	4,096	4,379	(283)	(6)%	8,193	8,758	(565)	(6)%
Operating expenses	41,701	40,075	1,626	4%	81,864	79,004	2,860	4%
Operating income	$138,368	$127,798	$10,570	8%	$277,409	$255,949	$21,460	8%
Depreciation and amortization	773	205			1,501	530
Amortization of purchased intangible assets	4,096	4,379			8,193	8,758
Acquisition and disposition related expenses	1,859	1,319			4,334	2,172
Equity in net income of unconsolidated affiliates	2,863	1,325			6,433	3,921
Other expense	—	—			—	6
Non-GAAP Segment Adjusted EBITDA	$147,959	$135,026	$12,933	10%	$297,870	$271,336	$26,534	10%
Comparison of the Three Months Ended December 31, 2019 to 2018
Net Revenue
Supply Chain Services segment net revenue increased by $19.9 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
Net administrative fees revenue increased by $6.4 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Growth in net administrative fees revenue was primarily due to continuing contract penetration driven largely by the company’s high-compliance portfolio programs and the addition of new contract categories and suppliers. We expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Product revenue increased by $13.8 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to growth in commodity products.

Cost of Revenue
Supply Chain Services segment cost of revenue increased by $7.7 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due to an increase in cost of product revenue due to the growth in direct sourcing sales revenue partially offset by a reduction in cost of sales as a result of initiatives to reduce costs. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Depending on the underlying product sales mix, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $1.6 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase was primarily due to an increase in selling, general and administrative expenses of $1.9 million largely due to expenses associated with certain strategic initiatives, including our eCommerce platform. The increase was partially offset by a decrease of $0.3 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $12.9 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to growth in net administrative fees and product revenues.
Comparison of the Six Months Ended December 31, 2019 to 2018
Net Revenue
Supply Chain Services segment net revenue increased by $36.1 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018.
Net administrative fees revenue increased by $16.8 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Growth in net administrative fees revenue was primarily due to continuing contract penetration driven largely by the company’s high-compliance portfolio programs and the addition of new contract categories and suppliers. We expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests to provide existing and prospective members an increase in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance. Product revenue increased by $18.3 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to growth in commodity products and aggregated purchasing of certain products.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $11.8 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018 primarily due to an increase in cost of product revenue due to growth in direct sourcing sales revenue partially offset by a reduction in cost of sales as a result of initiatives to reduce costs. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Depending on the underlying product sales mix, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $2.9 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase was primarily due to an increase in selling, general and administrative expenses of $3.4 million largely due to increased acquisition and disposition related expenses and expenses associated with certain strategic initiatives, including our eCommerce platform. The increase was partially offset by a decrease of $0.5 million, in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $26.5 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to growth in net administrative fees and product revenues.

Performance Services
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Performance Services	2019	2018	Change		2019	2018	Change
Net revenue:
Other services and support	$86,970	$94,854	$(7,884)	(8)%	$166,295	$180,586	$(14,291)	(8)%
Net revenue	86,970	94,854	(7,884)	(8)%	166,295	180,586	(14,291)	(8)%
Cost of revenue:
Services	47,674	43,089	4,585	11%	94,804	86,438	8,366	10%
Cost of revenue	47,674	43,089	4,585	11%	94,804	86,438	8,366	10%
Gross profit	39,296	51,765	(12,469)	(24)%	71,491	94,148	(22,657)	(24)%
Operating expenses:
Selling, general and administrative	32,092	33,563	(1,471)	(4)%	68,937	62,663	6,274	10%
Research and development	795	292	503	172%	1,169	632	537	85%
Amortization of purchased intangible assets	7,842	8,858	(1,016)	(11)%	16,789	17,456	(667)	(4)%
Operating expenses	40,729	42,713	(1,984)	(5)%	86,895	80,751	6,144	8%
Operating (loss) income	$(1,433)	$9,052	$(10,485)	(116)%	$(15,404)	$13,397	$(28,801)	(215)%
Depreciation and amortization	22,451	18,460			44,124	35,774
Amortization of purchased intangible assets	7,842	8,859			16,789	17,456
Acquisition related expenses	976	577			4,642	761
Equity in net income of unconsolidated affiliates	126	119			163	213
Other expense	5	33			29	74
Non-GAAP Segment Adjusted EBITDA	$29,967	$37,100	$(7,133)	(19)%	$50,343	$67,675	$(17,332)	(26)%
Comparison of the Three Months Ended December 31, 2019 to 2018
Net Revenue
Other services and support revenue in our Performance Services segment decreased by $7.9 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease was primarily due to the timing of certain consulting services and SaaS informatics contracts and lower revenue associated with our Hospital Improvement Innovation Network contract. These decreases were partially offset by growth in cost management technology license contracts and increased revenue incurred in the current year attributable to the acquisition of Stanson which closed in November 2018. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue increased by $4.6 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to increased amortization of internally-developed software applications and higher salaries and benefits expense incurred in the current year attributable to the acquisition of Stanson which closed in November 2018.
Operating Expenses
Performance Services segment operating expenses decreased by $2.0 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease was primarily due to a decrease in selling, general and administrative expenses of $1.5 million largely due to lower salaries and benefits expense, partially offset by an increase in expenses incurred in the current year attributable to the acquisition of Stanson which closed in November 2018. In addition, amortization of purchased intangible assets decreased $1.0 million. These decreases were partially offset by an increase of $0.5 million in research and development expense.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $7.1 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due to the aforementioned decrease in revenue and increase in expenses incurred in the current year attributable to the acquisition of Stanson which closed in November 2018.
Comparison of the Six Months Ended December 31, 2019 to 2018
Net Revenue
Other services and support revenue in our Performance Services segment decreased by $14.3 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The decrease was primarily due to the timing of certain contracts in supply chain and enterprise value and applied sciences and lower revenue associated with our Hospital Improvement Innovation Network contract. These decreases were partially offset by growth in cost management technology license contracts and increased revenue incurred in the current year attributable to the acquisition of Stanson which closed in November 2018. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue increased by $8.4 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to increased amortization of internally-developed software applications and higher salaries and benefits expense incurred in the current year attributable to the acquisition of Stanson which closed in November 2018.
Operating Expenses
Performance Services segment operating expenses increased by $6.1 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase was primarily due to an increase in selling, general and administrative expenses of $6.3 million largely due to expenses incurred in the current year attributable to the acquisition of Stanson which closed in November 2018 and expenses attributable to ongoing strategic investments, partially offset by decreased bad debt expense due to a hospital bankruptcy in the prior year. In addition, research and development expenses increased by $0.5 million. These increases were partially offset by a decrease of $0.7 million in amortization of purchased intangibles.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $17.3 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to the aforementioned decrease in revenue, an increase in expenses incurred in the current year attributable to the acquisition of Stanson which closed in November 2018, and expenses attributable to ongoing strategic investments partially offset by decreased bad debt expense.

Corporate
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Corporate	2019	2018	Change		2019	2018	Change
Operating expenses:
Selling, general and administrative	$16,402	$36,089	$(19,687)	(55)%	$57,420	$73,956	$(16,536)	(22)%
Research and development	—	—	—	nm	5	—	5	nm
Operating expenses	16,402	36,089	(19,687)	(55)%	57,425	73,956	(16,531)	(22)%
Operating loss	$(16,402)	$(36,089)	$19,687	(55)%	$(57,425)	$(73,956)	$16,531	(22)%
Depreciation and amortization	2,154	2,814			4,288	5,427
Stock-based compensation	7,838	7,680			11,690	13,913
Remeasurement of tax receivable agreement liabilities	(28,356)	—			(23,682)	—
Deferred compensation plan income (expense)	2,751	(4,235)			2,992	(2,899)
Other income	2,494	648			2,585	974
Non-GAAP Adjusted EBITDA	$(29,521)	$(29,182)	$(339)	1%	$(59,552)	$(56,541)	$(3,011)	5%
Comparison of the Three Months Ended December 31, 2019 to 2018
Operating Expenses
Corporate operating expenses decreased by $19.7 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to the remeasurement of the TRA in the current period partially offset by increased deferred compensation plan expense and increased costs associated with technology services software subscriptions.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased by $0.3 million from during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily related to increases in technology services software subscriptions.
Comparison of the Six Months Ended December 31, 2019 to 2018
Operating Expenses
Corporate operating expenses decreased by $16.5 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to the remeasurement of the TRA in the current period and a decrease in stock-based compensation expense due to anticipated achievement of certain performance targets relative to the prior year. These decreases were partially offset by increased deferred compensation plan expense and increased costs associated with technology services software subscriptions.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased by $3.0 million during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily related to the remeasurement of the TRA and increases in technology services software subscriptions.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases, and computer hardware purchases.
As of December 31, 2019 and June 30, 2019, we had cash and cash equivalents totaling $111.6 million and $141.1 million, respectively. As of December 31, 2019 and June 30, 2019, there were $50.0 million and $25.0 million of outstanding borrowings under the Credit Facility, respectively. During the six months ended December 31, 2019, the Company repaid $100.0 million of borrowings and borrowed an additional $125.0 million under the Credit Facility, which was used to fund the acquisition of Medpricer, share repurchases under our current stock repurchase program, and for other general corporate purposes. On January 31, 2020, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, discretionary cash settlement of Class B common unit exchanges under the Exchange Agreement, and repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility, and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flows for the Six Months Ended December 31, 2019 and 2018
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$217,021	$210,195
Investing activities	(85,777)	(106,535)
Financing activities	(170,757)	(147,396)
Operating activities from discontinued operations	10,028	2,114
Investing activities from discontinued operations	—	(180)
Net decrease in cash and cash equivalents	$(29,485)	$(41,802)
Net cash provided by operating activities increased by $6.8 million for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase was primarily due to higher net administrative fees and product revenues in addition to changes in our working capital primarily driven by increased cash collections on contract assets. These increases were partially offset by increased selling, general and administrative expenses primarily due to increased expenses incurred in the current year attributable to the acquisition of Stanson as well as increased acquisition and disposition related expenses and expenses associated with certain strategic initiatives.
Net cash used in investing activities decreased by $20.9 million for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The decrease was primarily due to a reduction in cash paid for acquisitions in the current year as well as investments in unconsolidated affiliates in the current year and decreased purchases of property and equipment.
Net cash used in financing activities increased by $23.4 million for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase was primarily due to an increase in repurchases of Class A common stock under our stock repurchase program in the current year and a decrease in proceeds from the exercise of stock options under our equity incentive plan. These increases were partially offset by increased net borrowings under our Credit Facility and decreased distributions to limited partners of Premier LP.
Net cash provided by operating activities attributable to discontinued operations increased by $7.9 million for the six months ended December 31, 2019, compared to the six months ended December 31, 2018 primarily due to cash collected on accounts receivable that were outstanding as of June 30, 2019. The increase was partially offset by payments on liabilities that were outstanding as of June 30, 2019.

Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2019 and 2018
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$217,021	$210,195
Purchases of property and equipment	(44,768)	(47,109)
Distributions to limited partners of Premier LP	(26,901)	(30,458)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Non-GAAP Free Cash Flow	$127,927	$114,653
Non-GAAP Free Cash Flow increased by $13.3 million for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to the increase in net cash provided by operating activities in addition to decreased purchases of property and equipment and decreased distributions to limited partners of Premier LP in the current period.
See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At December 31, 2019, we had commitments of $7.6 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information.
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
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At December 31, 2019, the interest rate for one-month Eurodollar Loans was 2.763% and the interest rate for Base Rate Loans was 4.750%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2019, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit

Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2019.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had $50.0 million outstanding borrowings under the Credit Facility at December 31, 2019 with $950.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to the 2019 Annual Report. See also Note 9 - Debt to the accompanying condensed consolidated financial statements.
Member-Owner TRA
Pursuant to the TRAs entered into with each of our member owners, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state, and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc., cash, or a combination of both. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement), and payments under the TRA.
We had TRA liabilities of $339.6 million and $344.1 million at December 31, 2019 and June 30, 2019, respectively. The decrease was primarily due to $17.4 million in TRA payments and $14.3 million attributable to member departures during the six months ended December 31, 2019, partially offset by $50.9 million increases in connection with the quarterly member owner exchanges that occurred during the six months ended December 31, 2019.
Stock Repurchase Program
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. As of December 31, 2019, we had purchased approximately 4.6 million shares of Class A common stock at an average price of $32.25 per share for a total purchase price of $148.6 million. The purchase authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At December 31, 2019, we had $50.0 million outstanding borrowings under our Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR), plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In

the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market using an alternative interest rate. At December 31, 2019, the interest rate for one-month Eurodollar Rate Loans was 2.763% and the interest rate for Base Rate Loans was 4.750%.
We invest our excess cash in a portfolio of individual cash equivalents. We do not currently hold, and have never held, any derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested funds by limiting default, market, and investment risks. We plan to mitigate default risk by investing in low-risk securities.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Medpricer, which was acquired during the six months ended December 31, 2019 and is included in our condensed consolidated financial statements as of December 31, 2019 and for the period from the acquisition date through December 31, 2019. The aggregate assets of Medpricer were not material to the Condensed Consolidated Balance Sheet as of December 31, 2019. The net revenue generated by Medpricer was not material to the Condensed Consolidated Income Statements for the three and six months ended December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We participate in businesses that are subject to substantial litigation from time to time. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to contractual disputes, product liability, tort or personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, including without limitation those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business.
Furthermore, as a public company, we may become subject to stockholder derivative or other similar litigation.
From time to time we have been named as a defendant in class action or other antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products to raise the prices for products and/or limit the plaintiff's choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 16 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended December 31, 2019, there were no material changes to the risk factors disclosed in "Risk Factors" in the 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal 2020 as a continuation of our balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
October 1 through October 31, 2019	3,037,759	$31.26	3,037,759	$169
November 1 through November 30, 2019	454,604	34.95	454,604	154
December 1 through December 31, 2019	56,600	35.52	56,600	152
Total	3,548,963		3,548,963	$152

(1)	Average price paid per share excludes fees and commissions.

(2)
From the stock repurchase program's inception through December 31, 2019, we purchased approximately 4.6 million shares of Class A common stock at an average price of $32.25 per share for a total of $148.6 million.

Item 6. Exhibits

Exhibit No.	Description
3.2
Amended and Restated Bylaws of Premier, Inc., effective as of October 24, 2019 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Premier, Inc., filed on October 25, 2019 - Commission File No. 001-36092)

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
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 4, 2020	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer