Form 10-Q
period 2020-03-31
Premier, Inc.
filed 2020-05-06
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of May 1, 2020, there were 71,574,119 shares of the registrant's Class A common stock, par value $0.01 per share, and 50,213,098 shares of the registrant's Class B common stock, par value $0.000001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
the impact of the continuing financial and operational uncertainty due to the coronavirus ("COVID-19") pandemic, including its impact on the overall economy, our sales, operations and supply chains, our members, workforce and suppliers, and countries, and the interpretation and enforcement of current or future government regulations impacting suppliers' ability to bring drugs and devices to market as well as reimbursement to healthcare providers;

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

•	failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;

•	the number of shares of Class A common stock that will be eligible for sale or exchange in the near future and the dilutive effect of such issuances;

•	our lack of cash dividends on our Class A common stock;

•	the timing and number of shares of Class A common stock re-purchased by the Company, if any, pursuant to our current or any future Class A common stock repurchase program;

•	possible future issuances of common stock, preferred stock, limited partnership units or debt securities and the dilutive effect of such issuances; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2020	June 30, 2019
Assets
Cash and cash equivalents	$241,734	$141,055
Accounts receivable (net of $1,125 and $739 allowance for doubtful accounts, respectively)	139,902	168,115
Contract assets	234,467	205,509
Inventory	48,522	51,032
Prepaid expenses and other current assets	87,746	23,765
Current assets of discontinued operations	—	24,568
Total current assets	752,371	614,044
Property and equipment (net of $431,633 and $359,235 accumulated depreciation, respectively)	203,512	205,108
Intangible assets (net of $233,888 and $197,858 accumulated amortization, respectively)	420,104	270,722
Goodwill	929,615	880,709
Deferred income tax assets	436,047	422,014
Deferred compensation plan assets	42,780	45,466
Investments in unconsolidated affiliates	120,642	99,636
Operating lease right-of-use assets	59,901	—
Other assets	98,097	31,868
Total assets	$3,063,069	$2,569,567

Liabilities, redeemable limited partners' capital and stockholders' equity (deficit)
Accounts payable	$62,304	$54,540
Accrued expenses	67,289	82,476
Revenue share obligations	149,976	137,359
Limited partners' distribution payable	9,314	13,202
Accrued compensation and benefits	56,208	70,799
Deferred revenue	38,042	35,623
Current portion of tax receivable agreements	18,118	17,505
Line of credit and current portion of long-term debt	254,745	27,608
Other liabilities	30,187	7,113
Current liabilities of discontinued operations	—	11,797
Total current liabilities	686,183	458,022
Long-term debt, less current portion	4,828	6,003
Tax receivable agreements, less current portion	276,739	326,607
Deferred compensation plan obligations	42,780	45,466
Deferred tax liabilities	13,140	4,766
Deferred consideration	112,917	—
Operating lease liabilities, less current portion	55,336	—
Other liabilities	71,265	67,683
Total liabilities	1,263,188	908,547

Redeemable limited partners' capital	1,658,419	2,523,270
Stockholders' equity (deficit):

	March 31, 2020	June 30, 2019
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 71,070,617 shares issued and outstanding at March 31, 2020 and 64,357,305 shares issued and 61,938,157 shares outstanding at June 30, 2019	711	644
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 50,715,564 and 64,548,044 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	—	—
Treasury stock, at cost; 0 and 2,419,148 shares at March 31, 2020 and June 30, 2019, respectively	—	(87,220)
Additional paid-in-capital	140,751	—
Accumulated deficit	—	(775,674)
Total stockholders' equity (deficit)	141,462	(862,250)
Total liabilities, redeemable limited partners' capital and stockholders' equity (deficit)	$3,063,069	$2,569,567
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue:
Net administrative fees	$174,049	$164,534	$518,566	$492,229
Other services and support	99,591	95,111	270,929	279,734
Services	273,640	259,645	789,495	771,963
Products	61,183	41,568	167,344	129,441
Net revenue	334,823	301,213	956,839	901,404
Cost of revenue:
Services	49,007	46,545	143,965	133,107
Products	54,121	39,496	150,415	124,024
Cost of revenue	103,128	86,041	294,380	257,131
Gross profit	231,695	215,172	662,459	644,273
Operating expenses:
Selling, general and administrative	115,289	113,336	315,311	320,198
Research and development	628	296	1,808	928
Amortization of purchased intangible assets	13,966	13,572	38,948	39,787
Operating expenses	129,883	127,204	356,067	360,913
Operating income	101,812	87,968	306,392	283,360
Equity in net income of unconsolidated affiliates	4,442	553	11,038	4,687
Interest and investment loss, net	(9,966)	(1,081)	(9,849)	(2,628)
(Loss) gain on FFF put and call rights	(13,906)	(4,109)	8,477	3,458
Other (expense) income	(5,005)	3,671	(1,996)	1,362
Other (expense) income, net	(24,435)	(966)	7,670	6,879
Income before income taxes	77,377	87,002	314,062	290,239
Income tax expense	4,165	11,737	78,336	25,791
Net income from continuing operations	73,212	75,265	235,726	264,448
Income (loss) from discontinued operations, net of tax	5	(1,463)	1,009	(3,862)
Net income	73,217	73,802	236,735	260,586
Net income from continuing operations attributable to noncontrolling interest	(35,055)	(44,135)	(132,189)	(163,230)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(3)	747	(480)	2,098
Net income attributable to non-controlling interest in Premier LP	(35,058)	(43,388)	(132,669)	(161,132)
Adjustment of redeemable limited partners' capital to redemption amount	302,569	235,394	516,725	178,910
Net income attributable to stockholders	$340,728	$265,808	$620,791	$278,364

Weighted average shares outstanding:
Basic	69,451	62,020	65,582	58,346
Diluted	122,470	129,072	124,030	132,249

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Earnings per share attributable to stockholders:
Basic (loss) earnings per share:
Continuing operations	$4.91	$4.30	$9.46	$4.80
Discontinued operations	—	(0.01)	0.01	(0.03)
Basic earnings per share attributable to stockholders	$4.91	$4.29	$9.47	$4.77

Diluted (loss) earnings per share:
Continuing operations	$0.54	$0.49	$1.66	$1.71
Discontinued operations	—	(0.01)	—	(0.03)
Diluted earnings per share attributable to stockholders	$0.54	$0.48	$1.66	$1.68
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$73,217	$73,802	$236,735	$260,586
Less: comprehensive income attributable to non-controlling interest	(35,058)	(43,388)	(132,669)	(161,132)
Comprehensive income attributable to stockholders	$38,159	$30,414	$104,066	$99,454
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2020
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to departures and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	$649	62,455	$—	2,163	$(75,611)	$—	$(39,894)	$(114,856)
Exchange of Class B units for Class A common stock by member owners	6,873	19	(6,873)	—	(5,031)	164,810	59,117	—	223,946
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	1,103	—	1,103
Issuance of Class A common stock under equity incentive plan	146	1	—	—	—	—	4,243	—	4,244
Issuance of Class A common stock under employee stock purchase plan	40	—	—	—	—	—	1,540	—	1,540
Treasury stock	(3,549)	—	—	—	3,549	(112,917)	—	—	(112,917)
Stock-based compensation expense	—	—	—	—	—	—	7,775	—	7,775
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	—	—	92,189	92,189
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,704)	(55,704)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(73,731)	(406,422)	(480,153)
Balance at December 31, 2019	66,189	$669	55,582	$—	681	$(23,718)	$—	$(409,831)	$(432,880)
Exchange of Class B units for Class A common stock by member owners	4,866	41	(4,866)	—	(723)	25,245	143,908	—	169,194
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	58,193	—	58,193
Issuance of Class A common stock under equity incentive plan	58	1	—	—	—	—	308	—	309
Treasury stock	(42)	—	—	—	42	(1,527)	—	—	(1,527)
Stock-based compensation expense	—	—	—	—	—	—	7,568	—	7,568
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(123)	—	(123)
Net income	—	—	—	—	—	—	—	73,217	73,217
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(35,058)	(35,058)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(69,103)	371,672	302,569
Balance at March 31, 2020	71,071	$711	50,716	$—	—	$—	$140,751	$—	$141,462
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
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

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2020	2019
Operating activities
Net income	$236,735	$260,586
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1,009)	3,862
Depreciation and amortization	114,638	103,316
Equity in net income of unconsolidated affiliates	(11,038)	(4,687)
Deferred income taxes	60,394	9,849
Stock-based compensation	19,048	20,354
Remeasurement of tax receivable agreement liabilities	(24,584)	—
Impairment of held to maturity investments	8,500	—
Gain on FFF put and call rights	(8,477)	(3,458)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(95,953)	(30,268)
Contract assets	(28,909)	(28,056)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(23,341)	24,118
Other operating activities	2,078	1,018
Net cash provided by operating activities from continuing operations	248,082	356,634
Net cash provided by operating activities from discontinued operations	9,338	11,502
Net cash provided by operating activities	257,420	368,136
Investing activities
Purchases of property and equipment	(69,326)	(69,906)
Acquisition of businesses, net of cash acquired	(96,346)	(50,854)
Investments in unconsolidated affiliates	(10,165)	—
Proceeds from sale of assets	3,632	—
Other investing activities	251	(11,414)
Net cash used in investing activities from continuing operations	(171,954)	(132,174)
Net cash used in investing activities from discontinued operations	—	(211)
Net cash used in investing activities	(171,954)	(132,385)
Financing activities
Payments made on notes payable	(2,046)	—
Proceeds from credit facility	375,000	50,000
Payments on credit facility	(150,000)	—
Distributions to limited partners of Premier LP	(39,590)	(44,746)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Repurchase of Class A common stock (held as treasury stock)	(150,093)	(248,840)
Other financing activities	(633)	10,936
Net cash provided by (used in) financing activities	15,213	(250,625)
Net increase (decrease) in cash and cash equivalents	100,679	(14,874)
Cash and cash equivalents at beginning of year	141,055	152,386
Cash and cash equivalents at end of period	$241,734	$137,512

	Nine Months Ended March 31,
	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Decrease in redeemable limited partners' capital for adjustment to fair value, with offsetting increase in additional paid-in-capital and accumulated deficit	$516,725	$178,910
Decrease in redeemable limited partners' capital, with offsetting decrease in common stock and additional paid-in capital related to quarterly exchanges by member owners	443,931	619,321
Decrease in redeemable limited partners' capital for limited partners' distribution payable	35,701	42,426
Distributions utilized to reduce subscriptions, notes, interest and accounts receivable from member owners	209	933
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	63,958	128,723
Net (decrease) increase in tax receivable agreement liabilities related to departures and quarterly exchanges by member owners and other adjustments	(7,246)	104,241
Net decrease in notes payable related to departures and quarterly exchanges by member owners and other adjustments	364	—
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	71,568	24,482
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	—	1,293
Contingent consideration related to acquisition of business	26,481	—
Deferred consideration related to acquisition of business	118,320	—
Non-cash additions to property and equipment	5,000	—
Payable to member owners incurred upon repurchase of ownership interest	1,372	1,820
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
Acquisitions and Divestitures
Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC ("PAP") and Prince N Purchaser, LLC ("PNP"), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association ("GNYHA"), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Company's Credit Facility (as defined in Note 9 - Debt). Pursuant to the terms of the asset purchase agreement (as amended, the "Purchase Agreement"), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during the Company’s second fiscal quarter of 2021. In addition to the aggregate amount of $291.5 million, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023.
After the closing of the transaction, PAP and PNP changed their names to Acurity, LLC ("Acurity") and Nexera, LLC ("Nexera"), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of the Company for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. The Company reports the operations of Acurity and Nexera as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.
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
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC completed the sale of prescription files and records and certain other assets used in the Company's specialty pharmacy business to ProCare Pharmacy, L.L.C., an affiliate of CVS Health Corporation, for $22.3 million. The Company also received $7.6 million related to the sale of a portion of its pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of its remaining pharmaceutical inventory. In addition, during the nine months ended March 31, 2020, the Company substantially completed its wind down and exit from the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
The Company met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in the notes to the condensed consolidated financial statements has been retrospectively adjusted to reflect continuing operations for all periods presented.
Company Structure
The Company, through Premier GP, held an approximate 58% and 49% sole general partner interest in Premier LP at March 31, 2020 and June 30, 2019, respectively. In addition to their equity ownership interest in the Company, the member owners held an approximate 42% and 51% limited partner interest in Premier LP at March 31, 2020 and June 30, 2019, respectively. As a result of exchanges under an exchange agreement entered into by the member owners in connection with the completion of the Company's initial public offering on October 1, 2013 (the "Exchange Agreement"), as of July 31, 2019, the Class A common stock and Class B common stock represented approximately 50.2% and 49.8% respectively, of the Company's combined Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represented the majority of the Company's outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, the Company no longer qualified for the "controlled company" exemption under NASDAQ rules and must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. The Company expects to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
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
At March 31, 2020 and June 30, 2019, the member owners owned 42% and 51%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the nine months ended March 31, 2020, the member owners exchanged 13.1 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). During the nine months ended March 31, 2020, 13.1 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, 13.1 million Class B common shares were retired during the same period. For further information, see Note 12 - Earnings Per Share.

At March 31, 2020 and June 30, 2019, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares, owned 58% and 49%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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
The assets and liabilities of Premier LP at March 31, 2020 and June 30, 2019, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Assets
Current	$742,525	$603,390
Noncurrent	1,874,662	1,536,685
Total assets of Premier LP	$2,617,187	$2,140,075

Liabilities
Current	$753,763	$517,616
Noncurrent	290,163	118,032
Total liabilities of Premier LP	$1,043,926	$635,648

Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three and nine months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Premier LP net income	$84,185	$84,883	$290,430	$295,928

Premier LP's cash flows, including cash flows attributable to discontinued operations, for the nine months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$252,566	$391,508
Investing activities	(171,954)	(132,385)
Financing activities	24,790	(251,440)
Net increase in cash and cash equivalents	105,402	7,683
Cash and cash equivalents at beginning of year	131,210	117,741
Cash and cash equivalents at end of period	$236,612	$125,424

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under tax receivable agreements ("TRA"), deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The impact of the coronavirus ("COVID-19") pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company's significant accounting policies as described in the 2019 Annual Report, except as described below.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), ("ASU 2016-12"), which increases transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet, as well as requiring the disclosure of key information about leasing arrangements. The Company adopted ASU 2016-02 on July 1, 2019 on a modified retrospective basis under the optional transition method; therefore, comparative periods are presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Additionally, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) historical lease classification and assessments for expired and existing leases, and (2) historical accounting for initial direct costs for existing leases. The Company elected not to recognize any operating lease right-of-use assets or operating lease liabilities for any lease whose term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise. The Company also elected to account for the non-lease components within its leases as part of the single lease component to which they are related. Refer to "Adoption of ASC Topic 842" for additional information on the impact of the adoption of ASC Topic 842.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. ASU 2016-13, will be effective for the Company for the fiscal year beginning July 1, 2020. The Company has performed an initial analysis on the impact of the adoption of the new standard, and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures; however, we will continue to evaluate through July 1, 2020.
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

	June 30, 2019 As presented	Impact of ASC Topic 842	July 1, 2019 Adjusted
Intangible assets, net (a)	$270,722	$(8,474)	$262,248
Deferred income tax assets	422,014	302	422,316
Operating lease right-of-use assets	—	62,642	62,642
Total assets	$2,569,567	$54,470	$2,624,037

Other current liabilities	$7,113	$7,661	$14,774
Current liabilities of discontinued operations	11,797	1,200	12,997
Operating lease liabilities	—	58,596	58,596
Other long-term liabilities	67,683	(12,088)	55,595
Total liabilities	$908,547	$55,369	$963,916

Accumulated deficit (b)	$(775,674)	$(899)	$(776,573)
Total liabilities and equity	$2,569,567	$54,470	$2,624,037

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

(3) BUSINESS ACQUISITIONS
Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company completed the Acurity and Nexera asset acquisition (the "Acurity and Nexera asset acquisition"). Pursuant to the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Credit Facility. An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid to an affiliate of GNYHA during the Company’s second fiscal quarter of 2021.
The Purchase Agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of March 31, 2020, the fair value of the earn-out liability was $22.7 million (see Note 6 - Fair Value Measurements).
Prior to entering into the Purchase Agreement, Acurity, Inc. agreed to provide one-time rebates to certain of its then members based on their pre-closing purchasing volume. The Company has concluded that these one-time rebates of $93.8 million will be excluded from the purchase price and capitalized as prepaid contract administrative fee share at closing. The prepaid contract administrative fee share will be treated as a reduction in the determination of net administrative fee revenue over the remaining life of the acquired contracts on the Company’s financial statements. As a result, the total fair value of consideration paid as part of the acquisition totaled $202.6 million. The current and noncurrent components of the prepaid contract administrative fee share were recorded to the "Prepaid expenses and other current assets" and "Other assets" line items, respectively, on the Condensed Consolidated Balance Sheets.
At the closing of the transaction, GNYHA Purchasing Alliance, LLC unilaterally terminated its participation in the TRA, and will cease to be a limited partner of Premier LP on November 2, 2020.
The Company has accounted for the Acurity and Nexera asset acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values. Total fair value assigned to the intangible assets was $187.7 million, consisting primarily of acquired member relationships of $166.0 million. The initial purchase price allocation for the Acurity and Nexera asset acquisition is preliminary and subject to changes in the valuation of the assets acquired and liabilities assumed. The acquisition resulted in the recognition of $22.7 million of goodwill (see Note 8 - Goodwill and Intangible Assets) attributable to the anticipated profitability of the acquired assets of Acurity, Inc. and Nexera, Inc. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes. The initial purchase price allocation for the Acurity and Nexera asset acquisition is preliminary and subject to changes in fair value valuation of the assets acquired and the liabilities assumed.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. After closing of the transaction, PAP and PNP changed their names to Acurity and Nexera, respectively, and the Company reports their operations as part of its Supply Chain Services segment.
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary PSCI, acquired all of the outstanding capital stock in Medpricer for an adjusted purchase price of $38.5 million. The acquisition was funded with borrowings under the Credit Facility.
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer's achievement of a revenue target for the calendar year ended December 31, 2020. As of March 31, 2020, the fair value of the earn-out liability was $1.9 million (see Note 6 - Fair Value Measurements).
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
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to March 31, 2020, achievement of certain development milestones on or prior to December 31, 2020 and achievement of a revenue target for the calendar year ended December 31, 2020. As of March 31, 2020, the fair value of the earn-out liability was $10.3 million (see Note 6 - Fair Value Measurements).
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
The Company incurred $0.9 million of severance and retention expenses directly associated with the specialty pharmacy business within discontinued operations during the nine months ended March 31, 2020.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020	June 30, 2019
Assets
Accounts receivable	$—	$21,183
Inventory	—	3,385
Assets of discontinued operations	$—	$24,568

Liabilities
Accounts payable	$—	$2,255
Accrued expenses	—	6,630
Accrued compensation and benefits	—	2,373
Other current liabilities	—	539
Liabilities of discontinued operations	$—	$11,797

The following table summarizes the major components of net income (loss) from discontinued operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$—	$121,662	$—	$344,873
Cost of revenue	—	117,942	—	334,567
Gross profit	—	3,720	—	10,306
Selling, general and administrative expense	—	5,167	—	14,286
Amortization of purchased intangible assets	—	661	—	1,984
Operating expenses	—	5,828	—	16,270
Operating loss from discontinued operations	—	(2,108)	—	(5,964)
Net gain on disposal of assets	24	—	1,399	—
Income (loss) from discontinued operations before income taxes	24	(2,108)	1,399	(5,964)
Income tax expense (benefit)	19	(645)	390	(2,102)
Income (loss) from discontinued operations, net of tax	5	(1,463)	1,009	(3,862)
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(3)	747	(480)	2,098
Net income (loss) from discontinued operations attributable to stockholders	$2	$(716)	$529	$(1,764)

(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended		Nine Months Ended
			March 31,		March 31,
	March 31, 2020	June 30, 2019	2020	2019	2020	2019
FFF	$107,735	$96,905	$4,340	$444	$10,830	$4,430
Other investments	12,907	2,731	102	109	208	257
Total investments	$120,642	$99,636	$4,442	$553	$11,038	$4,687

The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at March 31, 2020 and June 30, 2019. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table provides a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$188,101	$188,101	$—	$—
Deferred compensation plan assets	45,697	45,697	—	—
Total assets	$233,798	$233,798	$—	$—
Earn-out liabilities	$34,887	$—	$—	$34,887
FFF put right	32,971	—	—	32,971
Total liabilities	$67,858	$—	$—	$67,858

The following table provides a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (in thousands):

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

Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($2.9 million and $4.8 million at March 31, 2020 and June 30, 2019, respectively) was included in the "Prepaid expenses and other current assets" line item in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company's equity investment in FFF, the Company entered into a shareholders' agreement on July 26, 2016, which was amended and restated on November 22, 2017. On July 29, 2019, the parties entered into a second amended and restated shareholders' agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder's interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF's majority shareholder must be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the second amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the second amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. As of March 31, 2020, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as the Medpricer and Stanson acquisitions. The earn-out liabilities were classified as Level 3 of the fair value hierarchy. The earn-out liability value for the Acurity and Nexera asset acquisition is based upon the Company’s estimated achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. The earn-out liability values for the Medpricer and Stanson acquisitions were determined based on estimated future earnings and the probability of achieving them. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Three Months Ended March 31, 2020
FFF call right	$—	$—	$—	$—
Total Level 3 assets	$—	$—	$—	$—
Earn-out liability	$13,420	$22,700	$1,233	$34,887
FFF put right	19,065	—	(13,906)	32,971
Total Level 3 liabilities	$32,485	$22,700	$(12,673)	$67,858

Three Months Ended March 31, 2019
FFF call right	$431	$—	$(103)	$328
Total Level 3 assets	$431	$—	$(103)	$328
Earn-out liabilities	$4,548	$—	$(1,695)	$6,243
FFF put right	34,295	—	(4,004)	38,299
Total Level 3 liabilities	$38,843	$—	$(5,699)	$44,542

Nine Months Ended March 31, 2020
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	$204	$—	$(204)	$—
Earn-out liabilities	$6,816	$26,481	$(1,590)	$34,887
FFF put right	41,652	—	8,681	32,971
Total Level 3 liabilities	$48,468	$26,481	$7,091	$67,858

Nine Months Ended March 31, 2019
FFF call right	$610	$—	$(282)	$328
Total Level 3 assets	$610	$—	$(282)	$328
Earn-out liabilities	$—	$4,548	$(1,695)	$6,243
FFF put right	42,041	—	3,742	38,299
Total Level 3 liabilities	$42,041	$4,548	$2,047	$44,542

Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2020, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the Acurity and Nexera asset acquisition as well as the acquisition of Medpricer were determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.3 million and $0.5 million at March 31, 2020 and June 30, 2019, respectively, based on assumed market interest rates of 2.1% and 3.4%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2020 that was included in the opening balance of deferred revenue at June 30, 2019 was $27.9 million, which is a result of satisfying performance obligations within the Performance Services segment.
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
Reduction in net revenue recognized during the three and nine months ended March 31, 2020 from performance obligations that were satisfied or partially satisfied in prior periods was $0.1 million and $1.4 million, respectively. The reduction was driven by $3.8 million and $6.9 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business. This was offset by $3.7 million and $5.5 million, respectively, of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue recognized during the three and nine months ended March 31, 2019 from performance obligations that were satisfied or partially satisfied in prior periods was $3.6 million and $9.6 million, respectively. The net revenue recognized during the three and nine months ended March 31, 2019 was driven primarily by $3.8 million and $5.4 million, respectively, of net administrative fees revenue related to under-forecasted cash receipts received in the current period as well as a reduction of $0.2 million and an increase of $4.2 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $572.7 million. The Company expects to recognize approximately 41% of the remaining performance obligations over the next 12 months and an additional 28% over the following 12 months, with the remainder recognized thereafter.

(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2019	$336,973	$543,736	$880,709
Acquisition of businesses and assets	48,906	—	48,906
March 31, 2020	$385,879	$543,736	$929,615

The initial purchase price allocations for the Company's Acurity and Nexera asset acquisition and the acquisition of Medpricer are preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life as of March 31, 2020	March 31, 2020	June 30, 2019
Member relationships	14.8 years	$386,100	$220,100
Technology	5.6 years	169,217	164,217
Customer relationships	9.0 years	63,230	48,010
Trade names	7.6 years	23,870	16,060
Non-compete agreements	5.3 years	11,315	8,800
Favorable lease commitments	n/a	—	11,393
Other	6.0 years	260	—
Total intangible assets		653,992	468,580
Accumulated amortization		(233,888)	(197,858)
Total intangible assets, net		$420,104	$270,722

Total intangible assets increased due to the Acurity and Nexera asset acquisition and the acquisition of Medpricer (see Note 3 - Business Acquisitions). Intangible asset amortization was $14.0 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively, and $38.9 million and $39.8 million for the nine months ended March 31, 2020 and 2019, respectively.
(9) DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Credit Facility	$250,000	$25,000
Notes payable	9,573	8,611
Total debt	259,573	33,611
Less: current portion	(254,745)	(27,608)
Total long-term debt	$4,828	$6,003

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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At March 31, 2020, the interest rate on outstanding borrowings under the Credit Facility was 1.96%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Premier GP was in compliance with all such covenants at March 31, 2020. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. During the nine months ended March 31, 2020, the Company borrowed $375.0 million and repaid $150.0 million of borrowings under the Credit Facility. The Company had $250.0 million in outstanding borrowings under the Credit Facility at March 31, 2020 with $750.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On April 27, 2020, the Company repaid $150.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
At March 31, 2020 and June 30, 2019, the Company had $9.6 million and $8.6 million in notes payable, respectively, of which $4.8 million and $2.6 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Notes payable do not bear interest and generally have stated maturities of five years from their date of issuance.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 42% ownership of Premier LP through their ownership of Class B common units at March 31, 2020. The member owners hold the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the Amended and Restated Limited Partnership Agreement of Premier LP (as amended, the "LP Agreement"), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the nine months ended March 31, 2020 and 2019, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Condensed Consolidated Statements of Income in the amounts of $516.7 million and $178.9 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control.

The tables below provide a summary of the changes in the redeemable limited partners' capital from June 30, 2019 to March 31, 2020 and June 30, 2018 to March 31, 2019 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
Balance at June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
Balance at September 30, 2019	$(1,135)	$1,806,210	$1,805,075
Distributions applied to receivables from limited partners	70	—	70
Net income attributable to non-controlling interest in Premier LP	—	55,704	55,704
Distributions to limited partners	—	(12,689)	(12,689)
Exchange of Class B common units for Class A common stock by member owners	—	(223,946)	(223,946)
Adjustment of redeemable limited partners' capital to redemption amount	—	480,153	480,153
Balance at December 31, 2019	$(1,065)	$2,105,432	$2,104,367
Distributions applied to receivables from limited partners	71	—	71
Net income attributable to non-controlling interest in Premier LP	—	35,058	35,058
Distributions to limited partners	—	(9,314)	(9,314)
Exchange of Class B common units for Class A common stock by member owners	—	(169,194)	(169,194)
Adjustment of redeemable limited partners' capital to redemption amount	—	(302,569)	(302,569)
Balance at March 31, 2020	$(994)	$1,659,413	$1,658,419

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
Balance at June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	437	—	437
Net income attributable to non-controlling interest in Premier LP	—	55,113	55,113
Distributions to limited partners	—	(14,993)	(14,993)
Exchange of Class B common units for Class A common stock by member owners	—	(30,536)	(30,536)
Adjustment of redeemable limited partners' capital to redemption amount	—	708,193	708,193
Balance at September 30, 2018	$(1,768)	$3,640,392	$3,638,624
Distributions applied to receivables from limited partners	416	—	416
Redemption of limited partners	—	(448)	(448)
Net income attributable to non-controlling interest in Premier LP	—	62,631	62,631
Distributions to limited partners	—	(14,288)	(14,288)
Exchange of Class B common units for Class A common stock by member owners	—	(441,344)	(441,344)
Adjustment of redeemable limited partners' capital to redemption amount	—	(651,709)	(651,709)
Balance at December 31, 2018	$(1,352)	$2,595,234	$2,593,882
Distributions applied to receivables from limited partners	80	—	80
Redemption of limited partners	—	(1,372)	(1,372)
Net income attributable to non-controlling interest in Premier LP	—	43,388	43,388
Distributions to limited partners	—	(13,145)	(13,145)
Exchange of Class B common units for Class A common stock by member owners	—	(147,441)	(147,441)
Adjustment of redeemable limited partners' capital to redemption amount	—	(235,394)	(235,394)
Balance at March 31, 2019	$(1,272)	$2,241,270	$2,239,998

Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are interest bearing notes and are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the nine months ended March 31, 2020.
During the nine months ended March 31, 2020, three limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partners' Class B common units that are not eligible for exchange, in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Condensed Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
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

Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 22, 2019	$13,202
November 27, 2019	$13,699
February 20, 2020	$12,689

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $9.3 million quarterly distribution on or before May 29, 2020. The distribution is reflected in limited partners' distribution payable in the accompanying Condensed Consolidated Balance Sheets at March 31, 2020.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the nine months ended March 31, 2020, the Company recorded total reductions of $443.9 million to redeemable limited partners' capital to reflect the exchange of 13.1 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2019	1,310,771	$50,792
October 31, 2019	6,873,699	223,946
January 31, 2020	4,866,082	169,194
Total	13,050,552	$443,932

(11) STOCKHOLDERS' EQUITY (DEFICIT)
As of March 31, 2020, there were 71,070,617 shares of the Company's Class A common stock, par value $0.01 per share, and 50,715,564 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2019, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of the Company's Class A common stock during fiscal year 2020. As of March 31, 2020, the Company had purchased 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total purchase price of $150.0 million. The repurchase authorization may be suspended, delayed, or discontinued at any time at the discretion of the Company's Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and the Company's management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors. The Company does not currently expect to make additional purchases of its Class A common stock under the repurchase program during the remainder of fiscal year 2020.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator for basic earnings per share:
Net income from continuing operations attributable to stockholders (a)	$340,726	$266,524	$620,262	$280,128
Net income (loss) from discontinued operations attributable to stockholders	2	(716)	529	(1,764)
Net income attributable to stockholders	$340,728	$265,808	$620,791	$278,364

Numerator for diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$340,726	$266,524	$620,262	$280,128
Adjustment of redeemable limited partners' capital to redemption amount	(302,569)	(235,394)	(516,725)	(178,910)
Net income from continuing operations attributable to non-controlling interest in Premier LP	35,055	44,135	132,189	163,230
Net income from continuing operations	73,212	75,265	235,726	264,448
Tax effect on Premier, Inc. net income (b)	(7,067)	(11,762)	(30,007)	(38,503)
Adjusted net income from continuing operations	$66,145	$63,503	$205,719	$225,945

Net income (loss) from discontinued operations attributable to stockholders	$2	$(716)	$529	$(1,764)
Net income (loss) from discontinued operations attributable to non-controlling interest in Premier LP	3	(747)	480	(2,098)
Adjusted net income (loss) from discontinued operations	$5	$(1,463)	$1,009	$(3,862)

Adjusted net income	$66,150	$62,040	$206,728	$222,083

Denominator for earnings per share:
Basic weighted average shares outstanding	69,451	62,020	65,582	58,346
Effect of dilutive securities: (d)
Stock options	232	474	357	630
Restricted stock	216	256	239	304
Performance share awards	197	—	66	—
Class B shares outstanding	52,374	66,322	57,786	72,969
Diluted weighted average shares and assumed conversions	122,470	129,072	124,030	132,249

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Basic earnings per share:
Basic earnings per share from continuing operations	$4.91	$4.30	$9.46	$4.80
Basic earnings (loss) per share from discontinued operations	—	(0.01)	0.01	(0.03)
Basic earnings per share attributable to stockholders	$4.91	$4.29	$9.47	$4.77

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.54	$0.49	$1.66	$1.71
Diluted earnings (loss) per share from discontinued operations	—	(0.01)	—	(0.03)
Diluted earnings per share attributable to stockholders	$0.54	$0.48	$1.66	$1.68

(a)	Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2019	2018
Net income from continuing operations	$73,212	$75,265	$235,726	$264,448
Net income from continuing operations attributable to non-controlling interest in Premier LP	(35,055)	(44,135)	(132,189)	(163,230)
Adjustment of redeemable limited partners' capital to redemption amount	302,569	235,394	516,725	178,910
Net income from continuing operations attributable to stockholders	$340,726	$266,524	$620,262	$280,128

(b)
Represents income tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(c)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2020 and 2019.

(d)
For three and nine months ended March 31, 2020, the effect of 0.8 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Additionally, the effect of less than $0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2019	1,310,771	62,767,860	63,274,182	49.8%/50.2%
October 31, 2019	6,873,699	55,581,646	66,522,023	46%/54%
January 31, 2020	4,866,082	50,715,564	71,066,141	42%/58%
April 30, 2020 (c)	502,466	50,213,098	71,574,119	41%/59%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 11 - Stockholders' Equity (Deficit)) and equity incentive plan (see Note 13 - Stock-Based Compensation).

(c)	As the quarterly exchange occurred on April 30, 2020, the impact of the exchange is not reflected in the condensed consolidated financial statements for the quarter ended March 31, 2020.
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 25% for the three and nine months ended March 31, 2020 and 2019, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Pre-tax stock-based compensation expense (a)	$7,568	$6,666	$19,048	$20,354
Deferred tax benefit	1,915	1,647	4,819	5,027
Total stock-based compensation expense, net of tax	$5,653	$5,019	$14,229	$15,327

(a)
Pre-tax stock based compensation expense attributable to discontinued operations of $0.1 million and $0.3 million, respectively, for the three and nine months ended March 31, 2019 is not included in the above table.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2020, there were 5.9 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2020:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2019	589,550	$37.06	1,439,815	$36.38	2,798,673	$30.22
Granted	350,700	$36.73	738,118	$36.06	—	$—
Vested/exercised	(217,356)	$33.55	(493,759)	$31.58	(221,147)	$30.49
Forfeited	(32,989)	$38.65	(71,444)	$38.82	(18,121)	$32.90
Outstanding at March 31, 2020	689,905	$37.92	1,612,730	$37.59	2,559,405	$30.18

Stock options outstanding and exercisable at March 31, 2020					2,428,055	$30.04

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

Unrecognized stock-based compensation expense at March 31, 2020 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$14,745	1.9 years
Performance share awards	29,777	1.9 years
Stock options	617	0.5 years
Total unrecognized stock-based compensation expense	$45,139	1.9 years

The aggregate intrinsic value of stock options at March 31, 2020 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$7,762
Expected to vest	12
Total outstanding	$7,774

Exercised during the nine months ended March 31, 2020	$1,541

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
On November 8, 2019, the State of North Carolina made significant changes to its income tax law, effective for tax years beginning on or after January 1, 2020. As a result, the Company remeasured its deferred tax assets and liabilities as of the enactment date and recorded an income tax expense of $38.6 million as a discrete item in the Company's income tax provision during the quarter ended December 31, 2019.
On March 27, 2020, in response to COVID-19, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act is an emergency economic stimulus package which contains, among other things, changes to income tax law including a modification to the net operating loss ("NOL") carryback period. The NOL carryback provision will allow the Company to carry back $21.1 million of NOLs to offset taxable income in prior years. As a result of the NOL carryback provision, the Company expects an income tax refund of $7.3 million with a corresponding income tax benefit of $2.9 million for the rate differential between the cash benefit at 35% and the deferred tax valued at 21%.
Income tax expense for the three months ended March 31, 2020 and 2019 was $4.2 million and $11.7 million, respectively, which reflects effective tax rates of 5% and 13%, respectively. Income tax expense for the nine months ended March 31, 2020 and 2019 was $78.3 million and $25.8 million, respectively, which reflects effective tax rates of 25% and 9%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 is primarily driven by the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. The increase in the effective tax rate for the nine months ended March 31, 2020 is largely attributable to the aforementioned remeasurement of deferred tax balances related to the change in North Carolina state income tax law. Excluding the deferred tax remeasurement, the effective tax rate is 13% for the nine months ended March 31, 2020.
The Company's effective tax rates differ from income taxes recorded using a statutory rate largely due to Premier LP income, which is not subject to federal, state or local income taxes.

Net deferred tax assets increased by $5.7 million to $422.9 million at March 31, 2020 from $417.2 million at June 30, 2019. The increase in net deferred tax assets was largely driven by increase of $64.0 million in deferred tax assets related to departures and quarterly exchanges of Class B common units of Premier LP by the member owners during the nine months ended March 31, 2020, partially offset by a decrease of $38.6 million from remeasurement of deferred tax balances related to the change in North Carolina state income tax law and $19.7 million attributable to the deferred tax impact of tax-deductible goodwill and the NOL carryback provision taken as a result of the CARES Act.
The Company's TRA liabilities represent a payable to the limited partners for 85% of the tax savings the Company expects to receive, if any, in U.S. federal, foreign, state and local income and franchise tax that may be realized (or deemed to realize, in the case of payments required to be made upon certain occurrences under such TRAs) in connection with the Section 754 election by Premier LP. Tax savings are generated as a result of the increase in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc. or cash. TRA liabilities decreased by $49.3 million to $294.9 million at March 31, 2020 from $344.1 million at June 30, 2019. The change in TRA liabilities was driven by $86.3 million attributable to member departures, $24.6 million in TRA remeasurements primarily due to the change in North Carolina state income tax law and $17.4 million in TRA payments during the nine months ended March 31, 2020. These decreases were partially offset by an increase of $79.0 million in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2020.
(15) RELATED PARTY TRANSACTIONS
FFF
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income was $4.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $10.8 million and $4.4 million for the nine months ended March 31, 2020 and 2019, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.2 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively, and $5.8 million and $6.1 million for the nine months ended March 31, 2020 and 2019, respectively.
(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three and nine months ended March 31, 2020 was $2.7 million and $8.2 million, respectively. As of March 31, 2020, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 3.9%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2020	June 30, 2019 (a)
2020 (b)	$3,091	$12,130
2021	11,806	11,539
2022	11,735	11,468
2023	12,012	11,533
2024	12,145	11,510
Thereafter	22,348	20,645
Total future minimum lease payments	73,137	78,825
Less: imputed interest	8,114	—
Total operating lease liabilities (c)	$65,023	$—

(a)	Presented in accordance with ASC Topic 840.

(b)	As of March 31, 2020, future minimum lease payments are for the period from April 1, 2020 to June 30, 2020.

(c)	As of March 31, 2020, total operating lease liabilities included $9.7 million within other liabilities, current in the Condensed Consolidated Balance Sheets.

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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue:
Supply Chain Services
Net administrative fees	$174,049	$164,534	$518,566	$492,229
Other services and support	3,396	2,484	8,439	6,520
Services	177,445	167,018	527,005	498,749
Products	61,183	41,568	167,344	129,441
Total Supply Chain Services (a)	238,628	208,586	694,349	628,190
Performance Services (a)	96,195	92,627	262,490	273,214
Net revenue	$334,823	$301,213	$956,839	$901,404

(a)	Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Depreciation and amortization expense (a):
Supply Chain Services	$6,896	$4,616	$16,592	$13,905
Performance Services	30,950	27,977	91,862	81,208
Corporate	1,897	2,776	6,184	8,203
Total depreciation and amortization expense	$39,743	$35,369	$114,638	$103,316

Capital expenditures:
Supply Chain Services	$2,485	$469	$4,571	$1,305
Performance Services	20,840	20,437	57,956	59,267
Corporate	1,233	1,891	6,799	9,334
Total capital expenditures	$24,558	$22,797	$69,326	$69,906

	March 31, 2020	June 30, 2019
Total assets (b):
Supply Chain Services	$1,611,886	$1,111,934
Performance Services	919,874	941,183
Corporate	532,743	516,450
Total assets	$3,064,503	$2,569,567
Eliminations (c)	(1,434)	—
Total assets, net	$3,063,069	$2,569,567

(a)	Includes amortization of purchased intangible assets.

(b)
Total assets in Supply Chain Services includes $24.6 million as of June 30, 2019 for discontinued operations related to the specialty pharmacy business. There are no assets for discontinued operations related to the specialty pharmacy business as of March 31, 2020.

(c)	Includes eliminations of intersegment transactions which occur during the ordinary course of business.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income before income taxes	$77,377	$87,002	$314,062	$290,239
Equity in net income of unconsolidated affiliates (a)	(4,442)	(553)	(11,038)	(4,687)
Interest and investment loss, net	9,966	1,081	9,849	2,628
Gain on FFF put and call rights (b)	13,906	4,109	(8,477)	(3,458)
Other expense (income)	5,005	(3,671)	1,996	(1,362)
Operating income	101,812	87,968	306,392	283,360
Depreciation and amortization	25,777	21,797	75,690	63,529
Amortization of purchased intangible assets	13,966	13,572	38,948	39,787
Stock-based compensation (c)	7,668	6,737	19,358	20,650
Acquisition and disposition related expenses	7,287	3,856	16,263	6,789
Remeasurement of tax receivable agreement liabilities (d)	(902)	—	(24,584)	—
Equity in net income of unconsolidated affiliates (a)	4,442	553	11,038	4,687
Deferred compensation plan (expense) income (e)	(5,476)	3,975	(2,484)	1,076
Other expense, net	1,315	259	3,929	1,309
Non-GAAP Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (f)	$149,212	$134,805	$447,081	$406,139
Performance Services (f)	34,634	33,235	84,977	100,910
Corporate	(27,957)	(29,323)	(87,508)	(85,862)
Non-GAAP Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187

(a)	Refer to Note 5 - Investments for more information.

(b)	Refer to Note 6 - Fair Value Measurements for more information.

(c)
Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended March 31, 2020 and 2019 and $0.3 million during both of the nine months ended March 31, 2020 and 2019.

(d)	The adjustments to TRA liabilities for the three and nine months ended March 31, 2020 is primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities.

(e)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(f)	Includes intersegment revenue which is eliminated in consolidation.
(18) SUBSEQUENT EVENTS
On May 4, 2020, the Company, through its consolidated subsidiary PHSI, entered into a unit purchase agreement (the "Unit Purchase Agreement"), and acquired 97% of the equity of Health Design Plus, LLC (“HDP”). Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to pay an aggregate amount of $24.7 million, subject to certain purchase price adjustments. The amount paid at closing was $23.2 million and was funded with borrowings under the Credit Facility.
After closing, PHSI’s subsidiary, Contigo Health, LLC, was merged into HDP, with HDP as the surviving entity. HDP was then renamed Contigo Health, LLC.  The seller, University Hospitals Holdings, Inc., will retain 3% of the equity in Contigo Health, LLC.
HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program.
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
As of March 31, 2020, we were owned, in part, by 155 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,450 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of March 31, 2020, the outstanding Class A common stock and Class B common stock represented 58% and 42%, respectively, of our combined outstanding Class A and Class B common stock and accordingly, the Class B common stock held by member owners no longer represents the majority of our outstanding common stock. On July 31, 2019, as a result of the Class B common unit exchange process, we no longer qualified for the "controlled company" exemption under NASDAQ rules, and we must comply with all general NASDAQ rules regarding board and committee composition by July 31, 2020. We expect to comply with all NASDAQ rules in a timely manner, including having a majority of independent directors on the Board of Directors by July 31, 2020.
As of March 31, 2020, all of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for more information).
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$334,823	$301,213	$956,839	$901,404
Net income from continuing operations	$73,212	$75,265	$235,726	$264,448
Non-GAAP Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187
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

Segment net revenue for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended
	March 31,		Change		% of Net Revenue
Net revenue:	2020	2019	2020	2019	2020	2019
Supply Chain Services	$238,628	$208,586	$30,042	14%	71%	69%
Performance Services	96,195	92,627	3,568	4%	29%	31%
Net revenue	$334,823	$301,213	$33,610	11%	100%	100%
Segment net revenue for the nine months ended March 31, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended
	March 31,		Change		% of Net Revenue
Net revenue:	2020	2019	2020	2019	2020	2019
Supply Chain Services	$694,349	$628,190	$66,159	11%	73%	70%
Performance Services	262,490	273,214	(10,724)	(4)%	27%	30%
Net revenue	$956,839	$901,404	$55,435	6%	100%	100%
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
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Our software as a service ("SaaS") informatics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and population health management. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services and insurance management services.
Acquisitions and Divestitures
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC ("PAP") and Prince N Purchaser, LLC ("PNP"), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (as defined in Note 9 - Debt) (the "Acurity and Nexera asset acquisition"). An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during our second fiscal quarter of 2021. In addition to the aggregate amount of $291.5 million, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
After closing of the transaction, PAP and PNP changed their names to Acurity, LLC ("Acurity") and Nexera, LLC ("Nexera"), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of ours for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. We report the operations of Acurity and Nexera as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.

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
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus ("COVID-19") and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members, workforce and suppliers, and countries.
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
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO net administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS informatics products subscriptions, license fees, and consulting services and performance improvement collaborative subscriptions. Product revenue consists of direct sourcing product sales, which are included in the Supply Chain Services segment.
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
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"). Other income, net, also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
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
Non-GAAP Adjusted Fully Distributed Net Income is calculated net of taxes based on our fully distributed tax rate for federal and state income tax for us as a whole as if we were one taxable entity with all of our subsidiaries' activities included. The rate used to compute Non-GAAP Adjusted Fully Distributed Net Income was 26% for the three and nine months ended March 31, 2020 and 2019.
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
Net Income Attributable to Non-Controlling Interest
As of March 31, 2020, we owned a 58% controlling general partner interest in Premier LP through our wholly-owned subsidiary, Premier Services, LLC ("Premier GP"). Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was 42% and 51% as of March 31, 2020 and June 30, 2019, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income, Adjusted Fully Distributed Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iv) excluding the effect of non-recurring and non-cash items, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 12 - Earnings Per Share).
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2020 and 2019 and $0.3 million for both the nine months ended March 31, 2020 and 2019 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Condensed Consolidated Statements of Stockholders' Equity (Deficit).
The adjustments to TRA liabilities for the three months ended March 31, 2020 and the nine months ended March 31, 2020 are primarily attributable to increases in the Premier, Inc. effective tax rate related to state tax liabilities (see Note 14 - Income Taxes to the accompanying condensed consolidated financial statements).
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements.

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$174,049	52%	$164,534	55%	$518,566	54%	$492,229	54%
Other services and support	99,591	30%	95,111	32%	270,929	28%	279,734	31%
Services	273,640	82%	259,645	86%	789,495	83%	771,963	86%
Products	61,183	18%	41,568	14%	167,344	17%	129,441	14%
Net revenue	334,823	100%	301,213	100%	956,839	100%	901,404	100%
Cost of revenue:
Services	49,007	15%	46,545	16%	143,965	15%	133,107	14%
Products	54,121	16%	39,496	13%	150,415	16%	124,024	14%
Cost of revenue	103,128	31%	86,041	30%	294,380	31%	257,131	28%
Gross profit	231,695	69%	215,172	70%	662,459	69%	644,273	72%
Operating expenses:
Selling, general and administrative	115,289	34%	113,336	38%	315,311	33%	320,198	36%
Research and development	628	—%	296	—%	1,808	—%	928	—%
Amortization of purchased intangible assets	13,966	4%	13,572	5%	38,948	4%	39,787	4%
Operating expenses	129,883	39%	127,204	42%	356,067	37%	360,913	40%
Operating income	101,812	30%	87,968	29%	306,392	32%	283,360	31%
Other income, net	(24,435)	(7)%	(966)	—%	7,670	1%	6,879	1%
Income before income taxes	77,377	23%	87,002	29%	314,062	33%	290,239	32%
Income tax expense	4,165	1%	11,737	4%	78,336	8%	25,791	3%
Net income from continuing operations	73,212	22%	75,265	25%	235,726	25%	264,448	29%
Income (loss) from discontinued operations, net of tax	5	—%	(1,463)	—%	1,009	—%	(3,862)	(1)%
Net income	73,217	22%	73,802	25%	236,735	25%	260,586	29%
Net income from continuing operations attributable to non-controlling interest in Premier LP	(35,055)	(10)%	(44,135)	(15)%	(132,189)	(14)%	(163,230)	(18)%
Net (income) loss from discontinued operations attributable to non-controlling interest in Premier LP	(3)	—%	747	—%	(480)	—%	2,098	—%
Net income attributable to non-controlling interest in Premier LP	(35,058)	(10)%	(43,388)	(14)%	(132,669)	(14)%	(161,132)	(18)%
Adjustment of redeemable limited partners' capital to redemption amount	302,569	nm	235,394	nm	516,725	nm	178,910	nm
Net income attributable to stockholders	$340,728	nm	$265,808	nm	$620,791	nm	$278,364	nm

Weighted average shares outstanding:
Basic	69,451		62,020		65,582		58,346
Diluted	122,470		129,072		124,030		132,249

Earnings per share attributable to stockholders:
Basic earnings per share

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Continuing operations	$4.91		$4.30		$9.46		$4.80
Discontinued operations	—		(0.01)		0.01		(0.03)
Basic earnings per share attributable to stockholders	$4.91		$4.29		$9.47		$4.77

Diluted earnings per share
Continuing operations	$0.54		$0.49		$1.66		$1.71
Discontinued operations	—		(0.01)		—		(0.03)
Diluted earnings per share attributable to stockholders	$0.54		$0.48		$1.66		$1.68
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$155,889	47%	$138,717	46%	$444,550	46%	$421,187	47%
Non-GAAP Adjusted Fully Distributed Net Income	$88,908	27%	$85,722	28%	$265,668	28%	$262,722	29%
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.73	nm	$0.66	nm	$2.14	nm	$1.99	nm
The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income from continuing operations	$73,212	$75,265	$235,726	$264,448
Interest and investment loss, net	9,966	1,081	9,849	2,628
Income tax expense	4,165	11,737	78,336	25,791
Depreciation and amortization	25,777	21,797	75,690	63,529
Amortization of purchased intangible assets	13,966	13,572	38,948	39,787
EBITDA	127,086	123,452	438,549	396,183
Stock-based compensation	7,668	6,737	19,358	20,650
Acquisition and disposition related expenses	7,287	3,856	16,263	6,789
Remeasurement of tax receivable agreement liabilities	(902)	—	(24,584)	—
Loss (gain) on FFF put and call rights	13,906	4,109	(8,477)	(3,458)
Other expense	844	563	3,441	1,023
Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187

Income before income taxes	$77,377	$87,002	$314,062	$290,239
Equity in net income of unconsolidated affiliates	(4,442)	(553)	(11,038)	(4,687)
Interest and investment loss, net	9,966	1,081	9,849	2,628
Loss (gain) on FFF put and call rights	13,906	4,109	(8,477)	(3,458)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Other expense (income)	5,005	(3,671)	1,996	(1,362)
Operating income	101,812	87,968	306,392	283,360
Depreciation and amortization	25,777	21,797	75,690	63,529
Amortization of purchased intangible assets	13,966	13,572	38,948	39,787
Stock-based compensation	7,668	6,737	19,358	20,650
Acquisition and disposition related expenses	7,287	3,856	16,263	6,789
Remeasurement of tax receivable agreement liabilities	(902)	—	(24,584)	—
Equity in net income of unconsolidated affiliates	4,442	553	11,038	4,687
Deferred compensation plan (expense) income	(5,476)	3,975	(2,484)	1,076
Other expense, net	1,315	259	3,929	1,309
Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Supply Chain Services	$149,212	$134,805	$447,081	$406,139
Performance Services	34,634	33,235	84,977	100,910
Corporate	(27,957)	(29,323)	(87,508)	(85,862)
Adjusted EBITDA	$155,889	$138,717	$444,550	$421,187
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to stockholders	$340,728	$265,808	$620,791	$278,364
Adjustment of redeemable limited partners' capital to redemption amount	(302,569)	(235,394)	(516,725)	(178,910)
Net income attributable to non-controlling interest in Premier LP	35,058	43,388	132,669	161,132
(Income) loss from discontinued operations, net of tax	(5)	1,463	(1,009)	3,862
Income tax expense	4,165	11,737	78,336	25,791
Amortization of purchased intangible assets	13,966	13,572	38,948	39,787
Stock-based compensation	7,668	6,737	19,358	20,650
Acquisition and disposition related expenses	7,287	3,856	16,263	6,789
Remeasurement of tax receivable agreement liabilities	(902)	—	(24,584)	—
Loss (gain) on FFF put and call rights	13,906	4,109	(8,477)	(3,458)
Other expense	844	563	3,441	1,023
Non-GAAP adjusted fully distributed income before income taxes	120,146	115,839	359,011	355,030
Income tax expense on fully distributed income before income taxes (a)	31,238	30,117	93,343	92,308
Non-GAAP Adjusted Fully Distributed Net Income	$88,908	$85,722	$265,668	$262,722

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	69,451	62,020	65,582	58,346
Dilutive securities	645	730	662	934
Class B shares outstanding	52,374	66,322	57,786	72,969
Weighted average fully distributed shares outstanding - diluted	122,470	129,072	124,030	132,249

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Non-GAAP Adjusted Fully Distributed Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Earnings per share attributable to stockholders	$4.91	$4.29	$9.47	$4.77
Adjustment of redeemable limited partners' capital to redemption amount	(4.36)	(3.80)	(7.88)	(3.07)
Net income attributable to non-controlling interest in Premier LP	0.50	0.70	2.02	2.76
(Income) loss from discontinued operations, net of tax	—	0.02	(0.02)	0.07
Income tax expense	0.06	0.19	1.19	0.44
Amortization of purchased intangible assets	0.20	0.22	0.59	0.68
Stock-based compensation	0.11	0.11	0.30	0.35
Acquisition and disposition related expenses	0.10	0.06	0.25	0.12
Remeasurement of tax receivable agreement liabilities	(0.01)	—	(0.37)	—
Loss (gain) on FFF put and call rights	0.20	0.07	(0.13)	(0.06)
Other expense	0.01	0.01	0.05	0.02
Impact of corporation taxes (a)	(0.45)	(0.50)	(1.42)	(1.58)
Impact of dilutive shares (b)	(0.54)	(0.71)	(1.91)	(2.51)
Non-GAAP Adjusted Fully Distributed Earnings Per Share	$0.73	$0.66	$2.14	$1.99

(a)	Reflects income tax expense at an estimated effective income tax rate of 26% of Non-GAAP adjusted fully distributed income before income taxes.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended March 31, 2020 to 2019
Net Revenue
Net revenue increased by $33.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of $19.6 million in product revenue, an increase of $9.5 million in net administrative fees revenue and an increase of $4.5 million in other services and support revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased by $17.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of $14.6 million in cost of product revenue and an increase of $2.5 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Operating Expenses
Operating expenses increased by $2.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of $2.0 million in selling, general and administrative expenses primarily due to an increase in expenses associated with certain strategic initiatives, including the Acurity and Nexera asset acquisition as well as an increase in technology expenses driven by software subscriptions associated with our newly acquired businesses. These increases were partially offset by a decrease in North Carolina franchise taxes. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in "Segment Results" below.
Other Income, Net
Other income, net decreased by $23.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increase in the loss on FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information) and other than temporary impairment charges associated with our held-to-maturity investments.

Income Tax Expense
For the three months ended March 31, 2020 and 2019, we recorded tax expense of $4.2 million and $11.7 million, respectively, which equates to effective tax rates of 5% and 13%, effectively. The decrease in the effective tax rate is primarily attributable to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. Our effective tax rates differ from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state and local income taxes. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax increased by $1.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the substantial completion of the wind down of the specialty pharmacy business in the current period.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $8.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in non-controlling ownership percentage in Premier LP to 42% from 53%, respectively.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $17.2 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.
Consolidated Results - Comparison of the Nine Months Ended March 31, 2020 to 2019
Net Revenue
Net revenue increased by $55.4 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to an increase of $37.9 million in product revenue and an increase of $26.4 million in net administrative fees revenue, partially offset by a decrease of $8.8 million in other services and support revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased by $37.3 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to increase of $26.4 million in cost of product revenue and an increase of $10.9 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.
Operating Expenses
Operating expenses decreased by $4.8 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to a decrease of $4.9 million in selling, general and administrative expenses largely due to a decrease of $24.6 million due to the remeasurement of the TRA liability as a result of the change in North Carolina state income tax law partially offset by an increase in acquisition costs primarily associated with the Acurity and Nexera asset acquisition and the Medpricer acquisition in the nine months ended March 31, 2020. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in "Segment Results" below.
Other Income, Net
Other income, net increased by $0.8 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to an increase in equity in net income of unconsolidated affiliates primarily due to our investment in FFF (see Note 5 - Investments to the accompanying condensed consolidated financial statements for further information) and an increase in the gain on FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information). The increases were partially offset by other than temporary impairment charges associated with our held-to-maturity investments.

Income Tax Expense
For the nine months ended March 31, 2020 and 2019, we recorded tax expense of $78.3 million and $25.8 million, respectively, which equates to effective tax rates of 25% and 9%, respectively. The increase in effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the change in North Carolina state income tax law. Our effective tax rates differ from income taxes recorded at the statutory income tax rate primarily due to partnership income not subject to federal, state, and local income taxes. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax increased by $4.9 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to the substantial completion of the wind down of the specialty pharmacy business in the current period.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $28.4 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to a decrease in non-controlling ownership percentage in Premier LP to 42% from 53%, respectively, as well as a decrease in income of Premier LP.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $23.4 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in "Segment Results" below.

Segment Results
Supply Chain Services
The following table presents our results of operations and Non-GAAP Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Supply Chain Services	2020	2019	Change		2020	2019	Change
Net revenue:
Net administrative fees	$174,049	$164,534	$9,515	6%	$518,566	$492,229	$26,337	5%
Other services and support	3,396	2,484	912	37%	8,439	6,520	1,919	29%
Services	177,445	167,018	10,427	6%	527,005	498,749	28,256	6%
Products	61,183	41,568	19,615	47%	167,344	129,441	37,903	29%
Net revenue	238,628	208,586	30,042	14%	694,349	628,190	66,159	11%
Cost of revenue:
Services	123	21	102	nm	278	144	134	93%
Products	54,121	39,496	14,625	37%	150,415	124,024	26,391	21%
Cost of revenue	54,244	39,517	14,727	37%	150,693	124,168	26,525	21%
Gross profit	184,384	169,069	15,315	9%	543,656	504,022	39,634	8%
Operating expenses:
Selling, general and administrative	45,512	36,066	9,446	26%	119,179	106,315	12,864	12%
Research and development	—	—	—	—%	6	—	6	—%
Amortization of purchased intangible assets	6,125	4,379	1,746	40%	14,318	13,137	1,181	9%
Operating expenses	51,637	40,445	11,192	28%	133,503	119,452	14,051	12%
Operating income	$132,747	$128,624	$4,123	3%	$410,153	$384,570	$25,583	7%
Depreciation and amortization	771	237			2,274	767
Amortization of purchased intangible assets	6,125	4,379			14,318	13,137
Acquisition and disposition related expenses	4,871	1,180			9,204	3,352
Equity in net income of unconsolidated affiliates	4,431	385			10,865	4,307
Other expense	267	—			267	6
Non-GAAP Segment Adjusted EBITDA	$149,212	$134,805	$14,407	11%	$447,081	$406,139	$40,942	10%
Comparison of the Three Months Ended March 31, 2020 to 2019
Net Revenue
Supply Chain Services segment net revenue increased by $30.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Net administrative fees revenue increased by $9.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Growth in net administrative fees revenue was primarily due to continuing contract penetration driven largely by the company’s high-compliance portfolio programs and the addition of new contract categories and suppliers. We expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Product revenue increased by $19.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2019, primarily due to growth in commodity products and aggregated purchasing of certain products.

Cost of Revenue
Supply Chain Services segment cost of revenue increased by $14.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in cost of product revenue due to the growth in direct sourcing sales revenue partially offset by a reduction in cost of sales as a result of initiatives to reduce costs. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Depending on the underlying product sales mix, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $11.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $9.4 million largely driven by expenses associated with certain strategic initiatives, including the Acurity and Nexera asset acquisition and the Medpricer acquisition, as well as an increase of $1.7 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $14.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to growth in net administrative fees and product revenues.
Comparison of the Nine Months Ended March 31, 2020 to 2019
Net Revenue
Supply Chain Services segment net revenue increased by $66.2 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.
Net administrative fees revenue increased by $26.3 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Growth in net administrative fees revenue was primarily due to continuing contract penetration driven largely by the company’s high-compliance portfolio programs and the addition of new contract categories and suppliers. We expect our net administrative fees revenue to continue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests to provide existing and prospective members an increase in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Product revenue increased by $37.9 million during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2019, primarily due to growth in commodity products and aggregated purchasing of certain products.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $26.5 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 primarily due to an increase in cost of product revenue due to growth in direct sourcing sales revenue partially offset by a reduction in cost of sales as a result of initiatives to reduce costs. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Depending on the underlying product sales mix, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $14.1 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $12.9 million largely due to increased acquisition and disposition related expenses and expenses associated with certain strategic initiatives, including the Acurity and Nexera asset acquisition and the Medpricer acquisition, as well as an increase of $1.2 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $40.9 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to growth in net administrative fees and product revenues.

Performance Services
The following table summarizes our results of operations and Non-GAAP Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Performance Services	2020	2019	Change		2020	2019	Change
Net revenue:
Other services and support	$96,195	$92,627	$3,568	4%	$262,490	$273,214	$(10,724)	(4)%
Net revenue	96,195	92,627	3,568	4%	262,490	273,214	(10,724)	(4)%
Cost of revenue:
Services	48,884	46,525	2,359	5%	143,687	132,963	10,724	8%
Cost of revenue	48,884	46,525	2,359	5%	143,687	132,963	10,724	8%
Gross profit	47,311	46,102	1,209	3%	118,803	140,251	(21,448)	(15)%
Operating expenses:
Selling, general and administrative	37,586	34,232	3,354	10%	106,522	96,900	9,622	10%
Research and development	628	296	332	112%	1,797	924	873	94%
Amortization of purchased intangible assets	7,841	9,193	(1,352)	(15)%	24,630	26,649	(2,019)	(8)%
Operating expenses	46,055	43,721	2,334	5%	132,949	124,473	8,476	7%
Operating income (loss)	$1,256	$2,381	$(1,125)	(47)%	$(14,146)	$15,778	$(29,924)	(190)%
Depreciation and amortization	23,109	18,784			67,232	54,559
Amortization of purchased intangible assets	7,841	9,193			24,630	26,649
Acquisition related expenses	2,416	2,676			7,059	3,437
Equity in net income of unconsolidated affiliates	11	167			173	380
Other expense	1	34			29	107
Non-GAAP Segment Adjusted EBITDA	$34,634	$33,235	$1,399	4%	$84,977	$100,910	$(15,933)	(16)%
Comparison of the Three Months Ended March 31, 2020 to 2019
Net Revenue
Other services and support revenue in our Performance Services segment increased by $3.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to growth in technology license contracts as a result of a new enterprise license agreement and increased revenue incurred in the current year attributable to clinical decision support services. These increases were partially offset by the timing of certain consulting services and SaaS informatics contracts and lower revenue associated with our Hospital Improvement Innovation Network contract, which terminated on March 31, 2020. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue increased by $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased amortization of internally-developed software applications and higher salaries and benefits expense incurred in the current year attributable to an increase in expenses in clinical decision support services.
Operating Expenses
Performance Services segment operating expenses increased by $2.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $3.4 million largely driven by an increase in expenses in clinical decision support services. The increase in operating expenses was partially offset by a decrease of $1.4 million in amortization of purchased intangible assets.

Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $1.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the aforementioned increase in revenue partially offset by an increase in expenses incurred in clinical decision support services in the current year.
Comparison of the Nine Months Ended March 31, 2020 to 2019
Net Revenue
Other services and support revenue in our Performance Services segment decreased by $10.7 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The decrease was primarily due to the timing of certain contracts in supply chain and enterprise value and applied sciences and lower revenue associated with our Hospital Improvement Innovation Network contract. These decreases were partially offset by growth in technology license contracts as a result of a new enterprise license agreement and increased revenue incurred in the current year attributable to clinical decision support services. We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue increased by $10.7 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to increased amortization of internally-developed software applications and higher salaries and benefits expense incurred in the current year attributable to an increase in expenses in clinical decision support services.
Operating Expenses
Performance Services segment operating expenses increased by $8.5 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $9.6 million largely due to expenses incurred in the current year attributable to clinical decision support services as well as expenses attributable to ongoing strategic investments. These increases were partially offset by decreased bad debt expense due to a hospital bankruptcy in the prior year. This increase was partially offset by a decrease of $2.0 million in amortization of purchased intangibles.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $15.9 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to the aforementioned decrease in revenue, an increase in expenses incurred in the current year attributable to clinical decision support services as well as expenses attributable to ongoing strategic investments partially offset by decreased bad debt expense.

Corporate
The following table summarizes corporate expenses and Non-GAAP Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Corporate	2020	2019	Change		2020	2019	Change
Operating expenses:
Selling, general and administrative	$32,191	$43,036	$(10,845)	(25)%	$89,610	$116,983	$(27,373)	(23)%
Research and development	—	—	—	nm	5	4	1	nm
Operating expenses	32,191	43,036	(10,845)	(25)%	89,615	116,987	(27,372)	(23)%
Operating loss	$(32,191)	$(43,036)	$10,845	(25)%	$(89,615)	$(116,987)	$27,372	(23)%
Depreciation and amortization	1,897	2,776			6,184	8,203
Stock-based compensation	7,668	6,737			19,358	20,650
Remeasurement of tax receivable agreement liabilities	(902)	—			(24,584)	—
Deferred compensation plan income (expense)	(5,476)	3,974			(2,484)	1,076
Other income	1,047	225			3,633	1,196
Non-GAAP Adjusted EBITDA	$(27,957)	$(29,324)	$1,367	(5)%	$(87,508)	$(85,862)	$(1,646)	2%
Comparison of the Three Months Ended March 31, 2020 to 2019
Operating Expenses
Corporate operating expenses decreased by $10.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in deferred compensation plan expense and a decrease in North Carolina franchise taxes.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA increased by $1.4 million from during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in North Carolina franchise taxes.
Comparison of the Nine Months Ended March 31, 2020 to 2019
Operating Expenses
Corporate operating expenses decreased by $27.4 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to the remeasurement of the TRA in the current period, a decrease in stock-based compensation expense due to anticipated lower achievement of certain performance targets relative to the prior year and a decrease in deferred compensation plan expense.
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA decreased by $1.6 million during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily related to an increase in technology expenses driven by software subscriptions associated with newly acquired businesses.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
As of March 31, 2020 and June 30, 2019, we had cash and cash equivalents totaling $241.7 million and $141.1 million, respectively. As of March 31, 2020 and June 30, 2019, there were $250.0 million and $25.0 million of outstanding borrowings under the Credit Facility, respectively. During the nine months ended March 31, 2020, the Company borrowed $375.0 million and repaid $150.0 million of borrowings under the Credit Facility, which was used to fund the Acurity and Nexera asset acquisition as well as the Medpricer acquisition, share repurchases under our current stock repurchase program, and for other general corporate purposes. On April 27, 2020, the Company repaid $150.0 million of outstanding borrowings under the Credit Facility.
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
Discussion of Cash Flows for the Nine Months Ended March 31, 2020 and 2019
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$248,082	$356,634
Investing activities	(171,954)	(132,174)
Financing activities	15,213	(250,625)
Operating activities from discontinued operations	9,338	11,502
Investing activities from discontinued operations	—	(211)
Net increase (decrease) in cash and cash equivalents	$100,679	$(14,874)
Net cash provided by operating activities decreased by $108.6 million for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The decrease in cash provided by operating activities was primarily due to the prepaid contract administrative fee share of $92.1 million for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement. These payments were excluded from the purchase price of the Acurity and Nexera asset acquisition and capitalized on our Condensed Consolidated Balance Sheets. In addition, the decrease in cash provided by operating activities was due to changes in our working capital primarily driven by prepayments for commodity products, in response to increased demand due to COVID-19, an increase in acquisition and disposition related expenses associated with certain strategic initiatives and lower profitability in our Performance Services segment. These decreases were partially offset by growth in net administrative fees revenue in our Supply Chain Services segment and a decrease in operating expenses primarily due to the remeasurement of the TRA in the current period.
Net cash used in investing activities increased by $39.6 million for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The increase in cash used in investing activities was primarily due to an increase of $45.5 million in cash paid for business acquisitions in the current year compared to cash paid for business acquisitions in the prior year. This increase was partially offset by cash received of $3.6 million from the liquidation of property and equipment in connection with our exit from specialty pharmacy operations during the current year.
Net cash used in financing activities changed by $265.8 million for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The change in net cash used in financing activities was primarily due to an increase of $175.0 million in net borrowings under the Credit Facility and a decrease of $98.7 million in repurchases of Class A common stock under the stock repurchase program in the current year. These changes were partially offset by an increase in payments of the non-interest bearing notes payable to our departed member owners

Net cash provided by operating activities attributable to discontinued operations decreased by $2.2 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019 primarily due to payments on liabilities that were outstanding as of June 30, 2019.
Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2020 and 2019
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash provided by operating activities from continuing operations (a)	$340,228	$356,634
Purchases of property and equipment	(69,326)	(69,906)
Distributions to limited partners of Premier LP	(39,590)	(44,746)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Non-GAAP Free Cash Flow	$213,887	$224,007

(a)
Net cash provided by operating activities from continuing operations excludes the impact of the prepaid contract administrative fee share for one-time rebates to certain Acurity, Inc. members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement, which was excluded from the purchase price of the Acurity and Nexera asset acquisition.

Non-GAAP Free Cash Flow decreased by $10.1 million for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to a decrease of $16.4 million in net cash provided by operating activities from continuing operations, partially offset by a decrease of $5.2 million in distributions to limited partners of Premier LP.
See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable
At March 31, 2020, we had commitments of $9.6 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt to the accompanying condensed consolidated financial statements for more information.
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
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At March 31, 2020, the interest rate for one-month Eurodollar

Loans was 1.993% and the interest rate for Base Rate Loans was 3.250%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2020, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2020.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs, and other general corporate activities. The Company had $250.0 million outstanding borrowings under the Credit Facility at March 31, 2020 with $750.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On April 27, 2020, the Company repaid $150.0 million of outstanding borrowings under the Credit Facility.
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
We had TRA liabilities of $294.9 million and $344.1 million at March 31, 2020 and June 30, 2019, respectively. The change in TRA liabilities was driven by $86.3 million attributable to member departures, $24.6 million in TRA remeasurements primarily due to the change in North Carolina state income tax law and $17.4 million in TRA payments during the nine months ended March 31, 2020. These decreases were partially offset by an increase of $79.0 million in connection with the quarterly member owner exchanges that occurred during the nine months ended March 31, 2020.
Stock Repurchase Program
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. As of March 31, 2020, we had purchased approximately 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total purchase price of $150.0 million. The purchase authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors. We do not currently expect to make additional purchases of our Class A common stock under the repurchase program during the remainder of fiscal year 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At March 31, 2020, we had $250.0 million outstanding borrowings under our Credit Facility. Committed loans may be in the form of Eurodollar Rate Loans or Base Rate Loans (as defined in the Credit Facility) at our option. Eurodollar Loans bear interest at the Eurodollar Rate (defined as the London Interbank Offer Rate, or LIBOR), plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market using an alternative interest rate. At March 31, 2020, the interest rate for one-month Eurodollar Rate Loans was 1.993% and the interest rate for Base Rate Loans was 3.250%.
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
Foreign Currency Risk
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Management's quarterly evaluation of disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Medpricer.com, Inc., and certain assets of each of Acurity, Inc. and Nexera, Inc., as each was acquired during the nine months ended March 31, 2020 and included in our condensed consolidated financial statements as of March 31, 2020 and for the period from the acquisition date through March 31, 2020. These acquisitions accounted for combined total assets and total net revenues of 8% and 1%, respectively, of the condensed consolidated financial statements as of and for the nine months ended March 31, 2020
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as noted below, there were no material changes to the risk factors disclosed in Item 1A. "Risk Factors" in the 2019 Annual Report.
Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing coronavirus ("COVID-19") pandemic or other widespread public health epidemics.
The outbreak of COVID-19 has evolved into a global pandemic. COVID-19 has spread throughout the world, including the United States, Europe and Asia. In addition to those who have been directly affected, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact.
As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•
Changes in the demand for our products and services. We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment, drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities have deferred elective procedures and routine medical visits during the crisis which has created a significant decline in the demand for supplies and services not related to COVID-19. In addition, as a result of our members’ focus on managing COVID-19 and its impacts, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, are not currently operational and we may see a material reduction in product sales to those facilities.

•
Limited access to our member’s facilities impacting our ability to fulfill our contractual requirements. Our member hospitals have reduced or limited hospital access for non-patients, including our field team, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our member’s facilities. While we are able to offer support to members via phone, video conference and internet, a long-term continuation of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance on our existing contracts.

•
Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter in place orders and quarantines have impacted and in the future may impact us and our members or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. As of mid-April 2020, we were tracking over 9,000 products in shortage and related closures of manufacturing facilities. In the food service line, COVID-19 related illnesses have impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business is adversely impacted by restrictions resulting from COVID-19, our supply chain may be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, may adversely impact our operations.

•
Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We have and may continue to receive requests to delay service or payment on performance service contracts. In addition, we may receive requests from our suppliers requesting increases to their contracted prices. To date, we have declined price increase requests not allowed by contract terms and conditions, but there is no assurance such increases will not ultimately be implemented. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us because they are unable to obtain raw materials for manufacturing from India and China. The standard failure to supply language in our contracts contains financial penalties to suppliers if they are unable to supply products, which such suppliers may not be able to pay. In addition, we may not be able to source products from alternative suppliers on commercially reasonable terms, or at all.

•
Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, including our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.

•
Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers.

The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the "Risk Factors" section of our most recent Annual Report on Form 10-K. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal 2020 as a continuation of our balanced capital deployment strategy. Subject to compliance with applicable federal securities laws, repurchases were authorized to be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(2)
January 1 through January 31, 2020	42,516	$35.89	42,516	$150
February 1 through February 29, 2020	—	—	—	150
March 1 through March 31, 2020	—	—	—	150
Total	42,516		42,516	$150

(1)	Average price paid per share excludes fees and commissions.

(2)	From the stock repurchase program's inception through March 31, 2020, we purchased 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total of $150.0 million.
We do not currently expect to make additional purchases of our Class A common stock under the repurchase program during the remainder of fiscal year 2020.

Item 6. Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of February 3, 2020, by and among Prince A Purchaser, LLC, Prince N Purchaser, LLC, Acurity, Inc., Nexera, Inc., and the guarantors named therein, including Premier Healthcare Alliance, L.P. and GNYHA Management Corporation. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 2020 and incorporated herein by reference).

2.1.1
First Amendment to the Asset Purchase Agreement, dated February 26, 2020, by and among Prince A Purchaser, LLC and Prince N Purchaser, LLC, each a Delaware limited liability company, and Acurity Inc. and Nexera, Inc., each a New York corporation (filed as Exhibit 2.1.1 to the Current Report on Form 8-K filed on February 28, 2020 and incorporated herein by reference).

10.1
Premier, Inc. Directors’ Compensation Policy, as amended effective January 23, 2020 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2020 and incorporated herein by reference).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 5, 2020	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer