Form 10-K
period 2020-06-30
Premier, Inc.
filed 2020-08-25
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From _______ To _______
Commission File Number 001-36092
 Premier, Inc.
(Exact name of registrant as specified in its charter)

Delaware		35-2477140
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
13034 Ballantyne Corporate Place		28277
Charlotte,	North Carolina	(Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $2,399.1 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 21, 2020, there were 121,870,327 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding and no shares of the Registrant's Class B common stock, par value $0.000001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be held on or about December 4, 2020 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this annual report for the fiscal year ended June 30, 2020 for Premier, Inc. (this "Annual Report") that are not statements of historical or current facts, such as those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as "believes," "belief," "expects," "estimates," "intends," "anticipates" or "plans" to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	the impact of the continuing financial and operational uncertainty due to the coronavirus ("COVID-19") pandemic or other pandemics;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;

•	the impact on us if members of our group purchasing organization ("GPO") programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;

•	the rate at which the markets for our software-as-a-service ("SaaS") or licensed-based clinical analytics products and services develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees that we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with non-controlling investments in or other joint venture businesses that we do not control, particularly early stage companies;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of "open source" software;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	inventory risk we face for the personal protective equipment ("PPE") products we may have purchased at elevated market prices in the event of a potential material price decline;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	changes in tax laws that materially impact our tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability;

•	our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our existing long-term credit facility at maturity;

•	fluctuation of our quarterly cash flows, revenues and results of operations;

•
changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, collectively referred to as the "ACA";

•	our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration ("FDA") applicable to our software applications that may be considered medical devices;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. ("Premier LP");

•	different interests among our GPO members or between us and our GPO members;

•	the ability of our GPO members to exercise significant influence over us;

•	the terms of agreements between us and our member owners;

•
the impact of payments required under the Unit Exchange and Tax Receivable Acceleration Agreements (the "Unit Exchange Agreements") on our cash overall cash flow and our ability to able to fully realize the expected tax benefits that correspond to our fixed payment obligations associated with the Unit Exchange Agreements;

•	provisions in our certificate of incorporation and bylaws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;

•	the number of shares of Class A common stock that will be eligible for sale in the near future and the dilutive effect of such issuances;

•	the impact on our Class A common stock price in the event that we cease paying dividends at current levels or completely;

•	the timing and number of shares of Class A common stock re-purchased by the Company pursuant to any Class A common stock repurchase program that may exist from time to time;

•	the number of shares of Class A common stock eligible for sale in the near future and the potential effect on our Class A common stock price from such sales; and

•	the risk factors discussed under the heading "Risk Factors" in Item 1A herein.
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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as "Acurity," "ASCEND," "Aperek," "CECity," "Conductiv," "Contigo Health," "Essensa," "Health Design Plus," "Innovatix," "Nexera," "Premier," "PremierConnect," "PremierPro," "ProvideGx," "QUEST," "STOCKD," "SURPASS," "S2S Global," and "TheraDoc," which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Certain Definitions
For periods prior to August 11, 2020, references in the Annual Report to "member owners" are to the participants in our GPO program that were also limited partners of Premier LP that held Class B Common Units of Premier LP and shares of our Class B Common Stock. For periods after August 11, 2020, references in the Annual Report to "member owners" are to the participants in our GPO program that, to our knowledge, hold shares of our Class A Common Stock. For periods on or after August 11, 2020, references in the Annual Report to "GPO member(s)" are to participants in our GPO program, including member owners.

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
Our Company
Premier, Inc. ("Premier", the "Company", "we", or "our"), a publicly held corporation, incorporated in Delaware on May 14, 2013, is a leading healthcare improvement company, uniting an alliance of more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations to transform healthcare, as of June 30, 2020. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members to co-develop long-term innovations that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value based care software-as-a-service ("SaaS") and license-based clinical analytics products, consulting services and performance improvement collaborative programs.
As of June 30, 2020, we were owned, in part, by 155 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,475 owned, leased and managed acute care facilities in addition to other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2020, the outstanding Class A common stock and Class B common stock represented 59% and 41% respectively, of our combined outstanding Class A and Class B common stock. As of June 30, 2020, all of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") entered into by the member owners in connection with the completion of our initial public offering ("IPO") on October 1, 2013 (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information). On August 11, 2020, we executed a corporate restructuring as described below under "Recent Restructuring" and in Note 21 - Subsequent Events to the accompanying audited consolidated financial statements.
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
Our business model and solutions are designed to provide our members with access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our enterprise data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value based care through two business segments: Supply Chain Services and Performance Services. The Supply Chain Services

segment includes our GPO, supply chain co-management and direct sourcing activities. The Performance Services segment includes our clinical analytics, consulting services, collaboratives, direct to employer initiative and insurance management services.
Recent Developments
Recent Restructuring
On August 11, 2020, we entered into the Merger Agreement (the "Merger Agreement"), by and among us, Premier Healthcare Alliance, L.P. ("Premier LP") and BridgeCo, LLC ("BridgeCo"), a wholly owned subsidiary of Premier Services, LLC, the sole general partner of Premier LP, whereby BridgeCo merged with and into Premier LP, with Premier LP being the surviving entity (the "Merger"). The Merger was approved by the general partner of Premier LP and a majority in interest of the Class B common units of Premier LP. The shares of Class B common stock beneficially held by the former limited partners were canceled and pursuant to the Merger Agreement, each of the issued and outstanding Class B common units were canceled and converted into a right to receive one share of Premier's Class A common stock.
Additionally, on August 10, 2020, we exercised our right to terminate the Tax Receivable Agreement ("TRA") entered into as of September 25, 2013 and effective as of October 1, 2013 by and among us and the former limited partners of Premier LP by providing all former limited partners a notice of the termination and the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an "Early Termination Payment") with a determination date of August 10, 2020. The aggregate amount of the Early Termination Payments is approximately $473.5 million. Of that amount, approximately $10.6 million is payable within three business days after the date the Early Termination Payment becomes final, which is expected to be on or about September 15, 2020, to former limited partners that elected not to execute a Unit Exchange and Tax Receivable Acceleration Agreement ("Unit Exchange Agreement"). Pursuant to the Unit Exchange Agreements, the remaining amount payable, approximately $462.9 million in the aggregate, will be paid, without interest, to former limited partners that elected to execute a Unit Exchange Agreement in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025.
COVID-19
During the second half of fiscal 2020, the novel coronavirus ("COVID-19") became a global pandemic that spread throughout the United States and much of the rest of the world. In addition to those who have been directly affected with the disease, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in detail under "Item 1A. Risk Factors" below, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to the following:

•
We have experienced and may continue to experience demand uncertainty from both significant increases in demand for personal protective equipment ("PPE"), drugs and other products related to the treatment of COVID-19 and decreases in demand for non-COVID-19 related products.

•
Our GPO member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities.

•	The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs.

•
We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us.

•
The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us.

•
In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members and suppliers.

2020 Acquisition Activity
Acquisition of Health Design Plus, LLC
On May 4, 2020, we acquired 97% of the equity of Health Design Plus, LLC ("HDP") for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program.
Shortly after closing, HDP was renamed Contigo Health, LLC and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC ("PAP") and Prince N Purchaser, LLC ("PNP"), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association ("GNYHA"), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (as defined in Note 10 - Debt to the accompanying audited consolidated financial statements) (the "Acurity and Nexera asset acquisition"). An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during our first fiscal quarter of 2021. In addition to the aggregate amount of $291.5 million, the asset purchase agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
After closing of the transaction, PAP and PNP changed their names to Acurity, LLC ("Acurity") and Nexera, LLC ("Nexera"), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of ours for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. We report the operations of Acurity and Nexera as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Acquisition of Medpricer
On October 28, 2019, we acquired all of the outstanding capital stock in Medpricer.com, Inc. ("Medpricer") for an adjusted purchase price of $38.5 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. Recently, Medpricer changed its name to Conductiv, Inc. ("Conductiv") and is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services ("CMS"), healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.4% per year for the period 2019-2028, reaching 19.7% of gross domestic product, or GDP, by 2028. According to data from the 2018 American Hospital Association's Annual Survey, published in the 2020 edition of the AHA Hospital Statistics™, there were approximately 5,200 U.S. community hospitals with approximately 792,400 staffed beds in the United States. Of these acute care facilities, approximately 3,500 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2019 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were over 710,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers. Increasingly, these alternate site facilities are being acquired by, integrated into or aligned with acute care facilities, further developing and enhancing integrated delivery networks.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.3 trillion, or approximately 33.0% of total healthcare expenditures, in 2020. Expenses associated with the hospital supply chain, such as supplies and operational and capital expenditures, typically represent a significant portion of a hospital's budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a significant portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service supplies, and information technology, as well as appropriate resource utilization and increased operational efficiency.
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
Healthcare Performance Services Industry
State and federal budget pressures stemming from increased deficit spending and employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and value based care. As a result, the Department of Health and Human Services ("HHS") has embarked on an aggressive effort over the past two administrations to move from fee-for-service to alternative payment models ("APMs"). APMs, such as accountable care organizations ("ACOs"), capitated and bundled payment arrangements, make healthcare providers more accountable for cost and quality goals. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs. Even with the possibility of changes to the ACA, this movement has and will likely continue given the strong bipartisan support for these models. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and population-based healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement and manage value based care risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.
Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2020, our members included more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations. Over 400 individuals, representing approximately 140 of our U.S. hospital members, sit on 28 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, at July 31, 2020, six senior executives from our U.S. hospital member owner systems served on our Board of Directors. Other than Acurity, Inc., formerly an affiliate of GNYHA Purchasing Alliance, LLC ("GNYHA PA") the assets of which we acquired on February 28, 2020, and its member organizations, which accounted for 10% of our net revenue in each of the fiscal years ended June 30, 2019 and 2018, no individual member or member owner systems accounted for more than 5% of our net revenue in such periods. Total GPO purchasing volume by all members participating in our GPO was more than $67 billion and $61 billion for the calendar years 2019 and 2018, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2020	2019	2018	3 Year Average
GPO retention rate (a)	99%	97%	98%	98%
SaaS institutional renewal rate (b)	95%	96%	97%	96%

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

Our Business Segments
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value based care and manage our business through two business segments: Supply Chain Services and Performance Services, as addressed in Note 17 - Segments to the to the accompanying audited consolidated financial statements for further information. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute and alternate sites, supply chain co-management and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® and SURPASS® collaboratives. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our national portfolio of approximately 2,800 contracts with over 1,370 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members' aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our healthcare provider members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
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
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute care and alternate site settings. Our Premier Alternate Site Program, one of the largest in the United States, covers over 70 classes of trade with approximately 200,000 members as of June 30, 2020, and includes the following:
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

Purchased Services Contracts. We acquired Conductiv (f/k/a Medpricer) to optimize healthcare provider savings across purchased services contracts. Through Conductiv, a SaaS provider of technology solutions, we enable hospitals and other organizations to analyze, benchmark and source purchased service contracts independent of any existing GPO affiliation. Combined with our purchased services spend data and our performance improvement technology suite, we are able to be a single source provider for healthcare margin improvement.
Supply Chain Co-Management. We acquired the assets of Nexera to partner with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. Through Nexera, we manage and co-manage the supply chain operations for members to drive down costs through processes, including value analysis, product standardization and strategic resource allocation and improved operational efficiency.
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
Supply Chain Resiliency Program. We recently created a program designed to promote domestic and geographically diverse manufacturing and ensure a robust and resilient supply chain for essential medical products. The program is intended to provide a means to invest in businesses that can supply shortage products, co-fund the development of affordable products that address specific market needs and create strategic sourcing contracts to ensure continuous supply. We believe this program is most successful when we are able partner with our members on these initiatives. We recently formed PRAM Holdings, LLC ("PRAM") in partnership with our members to invest in Prestige Ameritech ("Prestige"), a domestic manufacturer of masks and other PPE, whereby our members obtain a direct source to critical personal protective equipment.
SaaS Informatics Products.   Members of our GPO have access to certain components of our PREMIERCONNECT Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below under "Our Business Segments - Performance Services".
ASCEND® Collaborative. Our ASCEND Collaborative has developed a process to aggregate purchasing data for our members, enabling such members to determine whether to negotiate committed group purchases within the Collaborative. Through our ASCEND Collaborative, members receive group purchasing programs, tiers and prices specifically negotiated for them, as well as benchmarking metrics to assist them in identifying additional supply chain and operations cost savings opportunities and knowledge sharing with other member participants and industry experts. As of June 30, 2020, approximately 1,070 U.S. hospital members, which represent over 126,000 hospital beds, participated in the ASCEND Collaborative. These hospital member participants have identified approximately $541.0 million in additional savings as compared to their U.S. hospital peers not participating in the ASCEND Collaborative since its inception in 2009. For calendar year 2019, these member participants had approximately $19.6 billion in annual supply chain purchasing spend.
SURPASS® Collaborative. Our SURPASS Collaborative builds upon and complements our existing ASCEND Collaborative that drives even greater savings for members; at a correspondingly higher level of commitment. The SURPASS Collaborative brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. The SURPASS Collaborative utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2020, a core group of 13 members representing approximately 46,000 hospital beds participated in our SURPASS Collaborative. These hospital member participants have identified approximately $136.8 million in additional savings via their efforts in more than 100 categories. The SURPASS Collaborative has another 50 potential categories slated for the coming year as well as select initiatives related to utilization and standardization. For calendar year 2019, these member participants had approximately $7.6 billion in annual supply chain purchasing spend.
E-Commerce Platform. Our E-Commerce platform, STOCKDTM, is part of our multi-channel supply chain strategy. Initially focused on our Alternate Site providers, this program will provide a marketplace where providers can purchase from Premier GPO suppliers utilizing a user-friendly e-commerce platform as the foundation for more efficient integrated delivery system ordering platform. A significant portion of STOCKD's growth has been driven by its ability to fulfill PPE needs of the alternate site marketplace. We expect several additional key suppliers to participate in this initiative over time as providers look to a more convenient and less arduous approach to supply chain purchasing.
PROVIDEGXTM Program. The PROVIDEGX program identifies high-quality supply sources for drugs that are on or may be at risk of being added to the national drug shortage list or that are vulnerable to pricing volatility. The PROVIDEGX program is the next step in our ongoing effort to help facilitate the availability of high-quality products, including drugs for which there may be supply challenges.
Performance Services
Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and consulting services. We believe we are one of the largest informatics and consulting services businesses in the United States focused on healthcare providers, professional associations, pharmaceutical companies and device manufacturers. Our SaaS informatics products utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value based care. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our Performance Services segment includes our PREMIERCONNECT® technology offerings, consulting services, collaboratives, direct to employer initiative and insurance management services, as follows:
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
PREMIERCONNECT is designed to deliver specific functionalities to our members to address existing cost and quality imperatives, help them manage a value-based care reimbursement model and support their regulatory reporting framework. We also provide members optimized web-based communities and research capabilities to capture utilization best practices and clinical surveillance improvement. Our service models allow members to consistently use our resources to inform vital decisions. PREMIERCONNECT solutions are organized into six areas: Quality & Regulatory reporting, Clinical Surveillance & Safety, Supply Chain & ERP, Operations, integrated Enterprise Analytics and Clinical Decision Support.
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
Consulting Services:
Our consulting services, provided through Premier Performance Partners, seek to drive change and improvement in cost reduction, quality of care and patient safety, and prepare our members to succeed in a value based care environment. We use an income statement method to address every area affecting the member's bottom line, finding opportunities in both revenue enhancement and expense management. Premier Performance Partners offers expertise and capabilities in the following areas: care coordination and physician engagement, clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items ("PPI"), reform readiness assessment, clinical integration and value based care operations and analytics, purchased services assessment, revenue cycle management and recovery audit contractor ("RAC") readiness, service line improvement, strategic and business planning and supply chain transformation.
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
Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST Collaborative, we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. The QUEST Collaborative builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to U.S. hospitals for high quality in several clinical areas and reported quality data on its website. The QUEST Collaborative currently targets improvements in the following domains: evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate U.S. hospital use and community health. There were approximately 245 participating U.S. hospitals in the QUEST 2020 Collaborative, which sunset on December 31, 2019. In January 2020, we launched the QUEST 5.0 Collaborative which was expanded to include additional focus areas, and which will continue to operate for the next three years. As of June 30, 2020, there were more than 150 U.S. hospitals that have signed up for the QUEST 5.0 Collaborative and that are working together to utilize our SaaS informatics products to develop highly standardized quality, safety and cost metrics. The QUEST Collaborative seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists elsewhere today. We believe that our members who participate in the QUEST Collaborative are better prepared to deal with evolving and uncertain healthcare reform requirements and, by improving in the domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members' Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members. As of June 30, 2020, we had over 120 U.S. hospitals participating in our Bundled Payment Collaborative.
The Population Health Management Collaborative. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation Collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value based care and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2020, we had over 450 U.S. hospitals in 35 states participating in our PHM Collaborative.
Direct to Employer Initiative: We provide full-service, member-focused, value based care third party administrator services with focus on benefit plan administration, value based care and the creation and management of innovative health benefit programs through our Centers of Excellence program.
Hospital Improvement and Innovation Network (formerly Partnership for Patients Collaborative). In September 2016, CMS awarded us a Partnership for Patients ("PfP") Hospital Improvement Innovation Network ("HIIN") contract to continue our prior Hospital Engagement Network efforts. The PfP initiative is a public-private collaborative working to improve the quality, safety and affordability of healthcare. Physicians, nurses, hospitals, employers, patients and their advocates, and the federal and state governments have joined together to form PfP to decrease preventable hospital-acquired conditions and readmissions. Our HIIN serves as a live learning lab for hospitals and utilizes HIIN partners to accelerate improvement efforts throughout multiple healthcare areas. On March 31, 2020, our HIIN contract expired due to the CMS planned discontinuance of the PfP initiative.
Academic Collaborative. The Premier Academic Innovators Collaborative and the corresponding pharmacy and supply chain committees meet to advance and collaborate on academic health system-specific cost-related activities such as contract and pricing tier structures and opportunities to support aggregation that best support the needs of the academic health systems, explore strategies to foster greater clinical integration into the supply chain and value analysis decision-making process in academic health systems, explore opportunities to collaborate on clinically sensitive and new/breakthrough technology categories and establish sourcing strategies for academic health systems. As of June 30, 2020, approximately 60 academic health systems were Premier members, a subset of which participated in the Academic Collaborative in order to benefit the entirety of our academic membership.
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
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through fees received from suppliers based on the total dollar volume of supplies purchased by our members in connection with our GPO programs, supply chain co-management services and through product sales in connection with our direct sourcing activities. Our Performance Services segment has five main sources of revenue: (i) three to five-year subscription agreements to our SaaS informatics products, (ii) annual subscriptions to our performance improvement collaboratives, (iii) professional fees for our consulting services, (iv) third party administrator fees for our direct to employer initiative and (v) licensing revenue.
Supply Chain Services
Pursuant to the terms of GPO participation agreements entered into by the member owners (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for further information), our member owners currently receive revenue share from Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through our GPO supplier contracts.
As of the date of this Annual Report, the majority of our GPO participation agreements with all of our members have terms ranging from five to seven years. Generally, our GPO participation agreements may not be terminated except for cause or in the event of a change of control of the GPO member. The GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier LP of the member's decision not to renew. Our GPO participation agreements generally provide for liquidated damages in the event of a termination not otherwise permitted under the agreement. Due to competitive market conditions, we have experienced, and expect to continue to experience requests, at times, to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
GNYHA was our largest GPO member owner prior to the acquisition of the assets of Acurity, Inc. and Nexera, Inc. on February 28, 2020 at which time we acquired the individual GPO participation agreements of the members of GNHYA. Excluding GNYHA, our top five members comprised approximately 13% of our consolidated net revenues and approximately 12% of our gross administrative fee revenues for the fiscal year ended June 30, 2020. In addition, our largest regional GPO member owner, which represented an aggregate of approximately 3% of our gross administrative fees revenue for the year ended June 30, 2020, remits gross administrative fees collected by such member owner and receives revenue share from Premier LP based upon purchasing by such member owner's owned, leased, managed and affiliated facilities through the member owner's own GPO supplier contracts, in accordance with such member owner's Premier GPO participation agreement.
The terms and conditions of certain GPO participation agreements vary as a result of provisions in arrangements with member owners that conflict with the provisions of our standard GPO participation agreements and which by the express terms of the GPO participation agreements are incorporated by reference and deemed controlling and will continue to remain in effect. Premier LP and certain member owners may from time to time enter into GPO participation agreements with certain terms and conditions that vary from the standard form. Where required, these agreements were approved by the member agreement review committee of our Board of Directors, based upon regulatory constraints, pending merger and acquisition activity or other unusual circumstances affecting those member owners. In addition, some of our GPO participation agreements with member owners have been extended on terms that vary from their original terms.
In addition to our core base of approximately 2,500 acute care healthcare providers, our Premier Alternate Site Programs had approximately 200,000 active members as of June 30, 2020, which represents an increase of approximately 25,000 members, or 14%, over fiscal year 2019. A number of these alternate site members are affiliated, owned, leased, or managed by our member owners and received a revenue share from us based upon our collected gross administrative fees on their members' purchases.
In our group purchasing services activities, we also receive revenue in the form of a service fee for the provision of group purchasing and related services to the Academic Innovators Collaborative.
In our supply chain co-management activities, we earn revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
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
Performance Services
Performance Services revenue consists of SaaS clinical analytics products subscriptions, certain perpetual and term licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, third party administrator fees for our direct to employer initiative and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS informatics subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of the healthcare system. Clinical analytics subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS informatics products can be fully utilized by the member.
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
Third party administrator fees for our direct to employer initiative consist of integrated fees for the processing of self-insured health care plan claims. Administrative fees are invoiced to customers on a monthly basis and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Sales
We conduct sales through our embedded field force, our dedicated national sales team, our Premier Performance Partners consultants, and our Alternate Site team, collectively comprised of approximately 600 employees as of June 30, 2020.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2020, our field force was deployed to seven geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.
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
Through a combination of Governance, Risk and Compliance (GRC) resources, we have significantly improved our capability to (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to ensure that the appropriate risk management standards are met, (iii) better ensure essential business functions remain available during a business disruption, and (iv) monitor and continually develop and update response plans to address potential weaknesses and IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations. We also maintain an operational security function that has a real time 24x7x365 response capability that triages incident management and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see "Item 1A. Risk Factors-We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties."
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
The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Cerner Corporation, Change Healthcare, Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc. and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc.
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
Affordable Care Act (ACA)
The ACA is a sweeping law that has spawned multiple regulatory measures designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law created of an innovation center to test and scale new APMs and ACOs. These programs are creating fundamental changes in the delivery of healthcare. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Ongoing uncertainty regarding implementation of certain aspects of the ACA makes it difficult to predict the impact the ACA or state law proposals may have on our business. The Trump administration and Republican majorities in both houses of Congress have attempted, and may in the future attempt, to repeal, replace, modify or delay implementation of the ACA through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"), which eliminates the individual insurance mandate beginning in 2019.  On January 20, 2017, President Trump issued his first executive order titled "Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal," that directs federal regulators to begin dismantling the ACA through regulatory and policy-making processes and procedures, "to the maximum extent permitted by law." In June 2017, the House of Representatives passed legislation to repeal and replace the ACA, however in July 2017, the Senate rejected legislation to repeal and replace the ACA. The 2018 election resulted in renewed uncertainty with the Democrats taking control of the House of Representatives, while the Senate remained Republican controlled. The Supreme Court has agreed to hear a case challenging the constitutionality of the ACA brought by a group of state Attorneys General during the 2020-2021 term. A decision in the case will not occur until February 2021, at the earliest. Any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business. We believe it is important to note that most of the controversy related to the ACA relates to coverage expansion and not the issues related to quality improvement and cost reduction.
U.S. Food and Drug Administration Regulation
The U.S. Food and Drug Administration ("FDA") extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of medical devices. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:

•	register our company and list our FDA-regulated products with the FDA;

•
obtain pre-market approval establishing the safety and efficacy of our regulated products or clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;

•	obtain an investigational device exemption ("IDE") prior to conducting clinical trials with the regulated products;

•	obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;

•	submit to inspections by the FDA; and

•
comply with various FDA regulations, including the agency's quality system regulation, medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations or post-market studies, corrections and removal reporting regulations, and post-market surveillance regulations.

A new medical device must be cleared or approved by FDA through the premarket approval ("PMA") or 510(k) clearance. For medical devices that require a PMA, clinical studies performed under an IDE will become part of a PMA for a medical device.
Once a medical device product requiring a PMA is identified for development, it enters the feasibility study stage. For significant risk devices, including devices that are substantially important in diagnosing, curing, mitigating or treating disease or in preventing impairment to human health, sponsors must submit an investigational plan to the FDA as part of the IDE. The IDE automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. An IDE sponsor typically must submit results of feasibility studies to FDA to receive approval to proceed with a pivotal study. A pivotal study is generally intended as the primary clinical support for a marketing application.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice ("GCP") regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IDE, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Medical devices typically rely on one or a few pivotal studies. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board ("IRB"). An IRB responsible for the research conducted at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

The FDA, the IRB, or we could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits or a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the device has been associated with unexpected serious harm to patients.
During the development of a new medical device, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IDE and before a PMA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of feasibility studies to plan for their pivotal trial or trials for a medical device.
Appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approving a PMA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with Current Good Manufacturing Practices ("cGMP") requirements and adequate to assure consistent production of the product within required specifications.
Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the Federal Food, Drug, and Cosmetic Act ("FDCA") (21 U.S.C. § 301 et seq.).
Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMP and other laws. Manufacturers may have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.
Medical Devices U.S. Review and Approval Processes
Unless an exemption applies, medical devices commercially distributed in the United States require either premarket notification, or 510(k) clearance, or approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's Quality System Regulation ("QSR") facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials ("General Controls"). Class II devices are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device ("Special Controls"). Manufacturers of most Class II and some Class I devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. The submission of a 510(k) or PMA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.
510(k) Clearance Pathway for Medical Devices
When a 510(k) clearance is required, an applicant is required to submit a 510(k) application demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. Typically, the FDA's response after reviewing a 510(k) application is a request for additional data or clarification. Depending on the complexity of the application and the amount of data required, the process may be lengthened by several months or more. If additional data, including clinical data, are needed to support our claims, the 510(k) application process may be significantly lengthened.
If the FDA issues an order declaring the device to be Not Substantially Equivalent ("NSE"), the device is placed into a Class III or PMA category. At that time, a manufacturer can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The request must be in writing and sent within 30 days from the receipt of the NSE determination. The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation. The de novo process has a 60-day review period. If the FDA classifies the device into Class II, a company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the manufacturer has obtained an approved PMA.
Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer's decision. If the FDA were to disagree with a manufacturer's determination that changes did not require a new 510(k) submission, it could require the manufacturer to cease marketing and distribution or recall the modified device until 510(k) clearance or PMA approval is obtained. If the FDA requires the manufacturer to seek 510(k) clearance or PMA approval for any modifications, the manufacturer may be required to cease marketing or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained.
Premarket Approval (PMA) Pathway for Medical Devices
While we believe that if any functionality in one or more of our current or future software products causes the software to be regulated as a medical device, our software products will be subject to the 510(k) clearance pathway, FDA could evaluate our product under the PMA pathway if it believes the device component raises sufficiently complex or novel scientific issues.
A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process, or is not otherwise exempt from the FDA's premarket clearance and approval requirements. A PMA application must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturer or third-party manufacturers' or suppliers' manufacturing facility or facilities to ensure compliance with the QSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post-market clinical trial.
New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.
Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials generally require an application for an IDE, which is approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating, or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject.
Post-Approval Regulation of Medical Devices
After a product is placed on the market, numerous regulatory requirements continue to apply. In addition to the requirements below, adverse event reporting regulations require that manufacturers report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Additional regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, validation, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared or approved devices;

•	notice or approval of product or manufacturing process modifications or deviations that affect the safety or effectiveness of one of our cleared or approved devices;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the U.S. Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal U.S. Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, manufacturers are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that the manufacturer modify our training or promotional materials or subject it to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusing to grant export approval for our products; or

•	criminal prosecution.
Civil and Criminal Fraud and Abuse Laws
We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and broadly worded, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. These laws and regulations include:
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
Health IT Certification Program
In 2009, Congress included in the American Recovery and Reinvestment Act's a program to incentivize the adoption of health information technology by hospitals and ambulatory providers who participate in the Medicare and Medicaid programs. Congress further modified the incentive program for ambulatory providers under the by the Medicare Access and CHIP Reauthorization Act

of 2015 ("MACRA").Any developer of health information technology seeking to offer a product to assist hospitals or ambulatory health care providers to meet the requirements of these programs must become certified under the applicable certification criteria established by the Office of the National Coordinator for Health Information Technology ("ONC"). There are two types of certification for health information developers seeking to participate in the certification program: 1) certification to all the certification criteria required to meet the definition of a "2015 Edition Base EHR"; or 2) certification as a Health IT Module, meeting specific certification criteria. Meeting the certification criteria as a "2015 Edition Base EHR" allows a developer of health information technology to offer a product that has all the capabilities needed for a hospital or an ambulatory provider to meet the requirements of the health IT incentive programs. A Health IT Module provides a specific set of capabilities. Hospitals or ambulatory providers seeking to avoid potential payment reductions must either implement a 2015 Base EHR using a single product, or multiple Health IT Modules that together have all of the capabilities of a 2015 Base EHR.
We currently have two products that are certified as Health IT Modules. To retain our certification, we must: 1) meet applicable conditions of certification established by ONC; 2) pass testing conducted by an ONC-Authorized Testing Laboratory pursuant to test procedures developed by ONC; and 3) obtain certification from an ONC-Authorized Certification Body. We work closely with our selected ONC-Authorized Testing Laboratory and ONC-Authorized Certification Body to meet the requirements of Health IT Certification Program.
We are unable to predict what changes to the Health IT Certification program might be made in the future or how those changes could affect our business or the associated costs of compliance.
ERISA and Laws Impacting Employer Group Health Plans
Many of the clients we serve sponsor employer group health plans, which are subject to the Employee Retirement Income Security Act of 1974 (ERISA), the Internal Revenue Code, Medicare Secondary Payer statute, HIPAA privacy, and in some cases, state insurance laws. While compliance for these various rules falls on the employer-sponsor of the health plan, in some cases, compliance is delegated to a vendor, such as us. We protect ourselves from liability for these client health plans by virtue of contractual provisions insulting us from exposure and responsibility for the employer-sponsor's legal obligations.
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
Employees
As of June 30, 2020, we employed approximately 2,500 persons, approximately 35% of whom are based in our headquarters in Charlotte, North Carolina, and the remainder are disbursed across the country. None of our employees are working under a collective bargaining arrangement.
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

We also provide information about our company through: Twitter (https://twitter.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), and Instagram (https://instagram.com/premierha).
Except as specifically indicated otherwise, the information available on our website, the SEC's website and the social media outlets identified above, is not and shall not be deemed a part of this Annual Report.

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. Before making an investment in our Class A common stock or other securities we may have outstanding from time to time, you should carefully consider the following risks, as well as the other information contained in this Annual Report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, the value of an investment in our Class A common stock or other securities we may have outstanding from time to time could decline, and you may lose part or all of such investment value. This section does not describe all risks that are or may become applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Some statements in this Annual Report, including certain statements in the following risk factors, constitute forward-looking statements. See the section titled "Cautionary Note Regarding Forward-Looking Statements" for a discussion of such statements and their limitations. More detailed information concerning other risks or uncertainties we face, as well as the risk factors described below, is contained in other sections of this Annual Report.
Risks Related to Our Business
Our financial condition and results of operations for fiscal year 2021 and beyond may be materially and adversely affected by the ongoing coronavirus ("COVID-19") pandemic, reoccurrences of COVID-19 or similar pandemics, or other future widespread public health epidemics.
COVID-19 constitutes a global pandemic that has spread throughout the United States and much of the rest of the world. In addition to those who have been directly affected, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or reoccurrences of COVID-19 or similar pandemics.
As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•
Changes in the demand for our products and services. We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment ("PPE"), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities have deferred elective procedures and routine medical visits during the crisis, which created a significant decline in the demand for supplies and services not related to COVID-19 in the fourth quarter of fiscal 2020 and such lower demand is expected to continue into fiscal 2021. In addition, as a result of our members' focus on managing COVID-19 and its impacts, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

•
Limited access to our members' facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities and the resulting performance on contracts. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.

•
Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines have impacted and, in the future, may impact us and our members or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. In the food service line, COVID-19 related illnesses have impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by restrictions resulting from COVID-19, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members or to us, or significant disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.

•
Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We have and may continue to receive requests to delay service or payment on performance service contracts. In addition, we may receive requests from our suppliers for increases to their contracted prices, and such requests may be implemented in the future. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us because they are unable to obtain raw materials for manufacturing from India and China. The standard failure to supply language in our contracts contains financial penalties to suppliers if they are unable to supply products, which such suppliers may not be able to pay. In addition, we may not be able to source products from alternative suppliers on commercially reasonable terms, or at all.

•
Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, including our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.

•
Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members and suppliers.

The ultimate impact of COVID-19, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this "Risk Factors" section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and beyond 2020.
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under "Item 1 - Business - Competition." The primary competitors for our Supply Chain Services segment are other national and regional GPOs, including in certain cases GPOs owned by healthcare providers, distributors and wholesalers. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically sophisticated entities, and includes information technology providers and consulting and outsourcing firms.
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
We also compete on the basis of price in both of our segments. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members, and increased revenue share obligations to members. In our Supply Chain Services segment, competitive pressure could result in a material increase in revenue share obligations as our current GPO participation agreements approach renewal or as new GPO members join our GPO programs. Material increases in revenue share obligations to existing or new GPO members could adversely impact our business, financial condition and results of operations. In this competitive environment, we cannot be certain that we will be able to retain our current GPO members or expand our member base on historical terms, favorable terms or at all, and the failure to do so may adversely impact our business, financial condition and results of operations. Furthermore, if pricing on our other products and services experiences significant downward pressure, our business will be less profitable, and our results of operations will be adversely affected.
Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare services industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if new competitors were to enter the healthcare space, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition, and results of operations.
Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions, including the economic impact of COVID-19, to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members' organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and non-acute care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or hospital system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate significantly increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.
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
If members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
We have GPO participation agreements with all of our GPO members. Our GPO participation agreements may generally be terminated for cause or in the event of a change of control of the GPO member. In addition, the GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier LP of the member's decision not to renew. There can be no assurance that our GPO members will extend or renew their GPO participation agreements on the same or similar economic terms, or at all, or that the GPO members will not terminate their GPO participation agreements for cause or due to a change of control. Failure of our GPO members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.

Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. Some of our GPO competitors offer higher revenue share arrangements compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control, changes in their strategies or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are reduced by modification or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of both us and Premier LP. As a result of our recent restructuring, our member-owners no longer have an equity interest in Premier LP. Furthermore, the member-owners that received equity as part of the restructuring are free to sell their equity interest in us at any time. Any significant reduction in our member-owners' equity holdings in us could result in reduced alignment between us and such member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.
We derive a significant portion of our revenues from our largest members, some of which are also GPOs that serve our members.
GNYHA was our largest GPO member owner prior to the acquisition of the assets of Acurity, Inc. and Nexera, Inc. on February 28, 2020 at which time we acquired the individual GPO participation agreements of the members of GNYHA. Excluding GNYHA, our top five members comprised approximately 13% of our consolidated net revenues and approximately 12% of our gross administrative fee revenues for the fiscal year ended June 30, 2020. The sudden loss of any significant member or a number of smaller members that are participants in our group purchasing programs or a material change in revenue share or other economic terms we have with such member or members could materially and adversely affect our business, financial condition and results of operations. In addition, certain of our significant members are themselves GPOs with their own respective direct contracting relationships, including relationships with some of our other members. The sudden loss of any of these members may also result in increased competition for our Supply Chain Services segment and could materially and adversely affect our business, financial condition and results of operations.
The markets for our clinical analytics products and services that are SaaS- or licensed-based may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
Our success will depend on the willingness of existing and potential new members to increase their use of our clinical analytics products and services that are SaaS- or licensed-based. Many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services. Furthermore, some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would significantly adversely affect our business, financial condition and results of operations.
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
In addition, government actions could limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers and increase emphasis on financially accountable payment programs such as accountable care organizations, bundled payments and capitated primary care that could have an adverse impact on our members and, in turn, on our business, financial condition and results of operations.

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
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members' requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest significant resources in research and development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that members and potential new members will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity or are not effectively brought to market we may lose existing members and be unable to obtain new members and our results of operations may suffer.
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
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms and acquired assets or businesses may not be successfully integrated into our operations or provide anticipated financial or operational benefits. Any acquisitions we complete will involve risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner, which can be exacerbated by pandemics, such as COVID-19;

•	failure of a selling party to produce all material information during the pre-acquisition due diligence process, or to meet their obligations under post-acquisition agreements;

•	potential liabilities of or claims against an acquired company or its assets, some of which may not become known until after the acquisition;

•	an acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such company into compliance;

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
Furthermore, the outbreak of COVID-19 has significantly reduced, and future pandemics are likely to significantly reduce, the number of target companies willing to evaluate strategic alternatives and start a process for the sale of part or all of their equity or assets. Numerous potential acquisition targets that had previously expressed an interest in commencing strategic discussions with us during our fiscal 2020 fourth quarter have delayed or deferred indefinitely their exploration of strategic alternatives until there is greater certainty in the country with regard to COVID-19 and its impact on the healthcare market.
Our business and growth strategies also include non-controlling investments in other businesses and joint ventures. In the event the companies or joint ventures we invest in do not perform as well as expected, we could experience the loss of some or all of the value of our investment, which loss could adversely impact our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. To the extent we invest in a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment. Occasionally, current and future investments are, and will be, made on a non-controlling basis, in which case we have limited ability to influence the financial or business operations of the companies in which we invest. If our investment loses value, we may be required to write down or write off our investment or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items and not have a material impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock.

We are subject to litigation from time to time, which could have a material adverse effect on our business, financial condition and results of operations.
We participate in businesses and activities that are subject to substantial litigation. We are from time to time involved in litigation, which may include claims relating to contractual disputes, product liability, torts or personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. Additionally, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and other material limitations on our business. Furthermore, as a public company, we may become subject to stockholder derivative or other similar litigation.
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
Our services involve the web-based storage and transmission of members' proprietary information, personal information of employees and protected health information of patients. From time to time we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties and fines for violation of applicable laws or regulations and significant costs for notification to affected individuals, remediation and efforts to prevent future occurrences.
In addition to our cyber and other security measures, we rely upon our members as users of our system for key activities to promote security of the system and the data within it. On occasion, our members have failed to perform these activities. Failure of members to perform these activities may result in claims against us that could expose us to significant expense and harm our reputation. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. In addition, although our development infrastructure is based in the United States, we outsource development work for a portion of our products and services to persons outside the United States, particularly India. We cannot guarantee that the cyber and other security measures and regulatory environment of our foreign partners are as robust as in the United States. Any breach of our security by our members or foreign partners could have a material adverse effect on our business, financial condition and results of operations.
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
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we are subject to cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our systems.
We expend significant capital to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach to mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of personal or patient data and protected health information stored in our information systems and the introduction of computer viruses, worms, malware, ransomware and other malicious software programs to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential members.
While we provide our domestic and foreign employees and contractors training and regular reminders on important measures they can take to prevent breaches, we often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. In recent years, a number of hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
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
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in Cambodia, China, Malaysia, Taiwan, Thailand, Turkey and Vietnam. Operations at these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, an earthquake, hurricane, flood, tsunami or other natural disaster, significant labor strikes or work stoppages, government implementation of export limitations or freezes, political unrest or pandemics, such as COVID-19. Any significant curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
A material portion of the manufacturing for our direct sourcing activities is conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China as well as trade disputes between China and the United States and the potential imposition of bilateral tariffs. In addition, during the COVID-19 pandemic, China imposed export restrictions and new regulatory requirements on PPE and other medical equipment needed by our member hospitals. The imposition of tariffs or export restrictions on products imported by us from China could require us to (i) increase prices to our members or (ii) locate suitable alternative manufacturing capacity or relocate our operations from China to other countries. In the event we are unable to increase our prices or find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources. Additionally, the facilities in Malaysia with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, and rising labor costs as a result of minimum wage laws, scheduling and overtime requirements.

Due to the volatility of global market prices for PPE products resulting from COVID-19, we have inventory risk for the PPE product inventory we purchased at elevated market prices and, if prices decline materially and/or we are unable to sell our PPE inventory at or above our cost, we may experience a material adverse effect on our business, financial condition and results of operations.
As part of our efforts to satisfy PPE demands of our GPO members, we have and will continue to purchase from time to time PPE product inventory in forward buys at then current global market prices, which are typically elevated due to the volatility of global market prices for PPE products resulting from COVID-19. In addition, as we strive to create a healthier global supply chain with more diversification in country of origin, including a focus on supporting PPE and medical product manufacturing in the United States with our domestic sourcing initiative, we may source more of our products from US-based or near shore manufacturers which may come at a higher acquisition cost than sourcing from Asia or other lower cost countries. If market prices decline materially and we are unable to sell the products for more than our PPE inventory cost, we could experience a material adverse effect on our business, financial condition and results of operations. In addition, if our GPO members are unwilling to pay higher prices for products made in the United States, or if they choose to buy lower cost products manufactured in lower cost countries, now or in the future, this may impact our customer growth and results of operations if we have to lower prices to compete or sell our higher-cost inventory.
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
Changes in tax laws could materially impact our effective tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability.
Continued economic and political conditions in the United States could result in changes in U.S. tax laws beyond those enacted in connection with the TCJA on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act ("CARES") on March 27, 2020. The full impact of CARES and the ongoing regulatory interpretations thereunder are not known at this time and may have an adverse impact on our results of operations, cash flows and profitability. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our tax receivable agreement ("TRA"), deferred tax assets, results of operations, cash flows and profitability.
A loss of a major tax dispute could result in a higher tax rate on our earnings, which could result in a material adverse effect on our financial condition and results of operations.
Income tax returns that we file are subject to review and examination. We recognize the benefit of income tax positions we believe are more likely than not to be sustained upon challenge by a tax authority. If any tax authority successfully challenges our positions or if we lose a material tax dispute, our effective tax rate on our earnings could increase substantially and result in a material adverse effect on our financial condition.
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
Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders. The issuance of these securities may cause a material decrease in the trading price of our Class A common stock or the value of your investment in us.

If we cannot refinance or replace our existing credit facility at maturity, it could have a material adverse effect on our ability to fund our ongoing cash requirements. Current or future indebtedness could adversely affect our business and our liquidity position.
We have a five-year $1 billion unsecured revolving credit facility. The credit facility also provides us the ability to incur incremental term loans and request an increase in the revolving commitments under the credit facility, up to an additional aggregate of $350.0 million, subject to the approval of the lenders under the credit facility. As of June 30, 2020, we had $75.0 million outstanding under this credit facility. Our current credit facility matures on November 9, 2023 and any outstanding indebtedness would be payable on or before that date. If we are not able to refinance or replace our existing credit facility at or before maturity or do so on acceptable terms, it would have a material adverse effect on our ability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then-existing or future stock repurchase programs, if any.
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
Our quarterly revenues and results of operations have fluctuated in the past and may continue to fluctuate in the future.
Fluctuations in our quarterly results of operations may be due to a number of factors, some of which are not within our control, including:

•	our ability to offer new and innovative products and services;

•	regulatory changes, including changes in healthcare laws;

•	unforeseen legal expenses, including litigation and settlement costs;

•	the purchasing and budgeting cycles of our members;

•	the lengthy sales cycles for our products and services, which may cause significant delays in generating revenues or an inability to generate revenues;

•	pricing pressures with respect to our future sales;

•	the timing and success of new product and service offerings by us or by our competitors;

•	member decisions regarding renewal or termination of their contracts, especially those involving our larger member relationships;

•	the amount and timing of costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development, adaptation, acquisition, or integration of acquired technologies or businesses;

•	the financial condition of our current and potential new members;

•	general economic and market conditions and economic conditions specific to the healthcare industry; and

•	the impact of COVID-19 and future pandemics on the economy and healthcare industry.
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
Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly, as well as our ability to increase the number of programs and services that we sell to our members and other customers. The life sciences and healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, tariffs, new quality measurement and payment models, data privacy and security, government price controls, modification or elimination of applicable regulatory safe harbors, regulation of third-party administrators or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.
In March 2010, President Obama signed into law the ACA. The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. The ACA set the industry moving in a clear direction on access to health insurance, payment, quality and cost management. The 2016 election of Donald Trump with unified Republican control of government initially caused a significant re-direction of government policy and resulting uncertainty. In January 2017, President Trump signed an executive order waiving various enforcement provisions under the ACA. While efforts to repeal and replace the ACA failed to pass the Senate in 2017, continued regulatory changes impact the direction of the law, which impact both our member healthcare providers and our business. The 2018 election resulted in renewed uncertainty with the Democrats taking control of the House of Representatives, while the Senate remained Republican controlled. Pending the upcoming 2020 Presidential and congressional elections in November 2020, and potentially thereafter, we are likely to experience another wave of uncertainty with regard to the ACA. The Supreme Court has agreed to hear a case challenging the constitutionality of the ACA brought by a group of state Attorneys General during the 2020-2021 term. A decision in the case will not occur until February 2021, at the earliest. This uncertainty as to the law's future, or the possible amendment or replacement of the law in the future, could adversely affect our business. Moreover, the Trump administration continues to advance new reforms related to value-based payment, the physician payment system, 340B, provider and supplier price transparency, drug pricing, tariffs and the structure of healthcare regulation, which are apart from changes to the ACA. Taken together, this environment has created significant uncertainty on the overall outlook for the ACA, directions in state laws that also impact healthcare providers, as well as new regulatory challenges. This environment is creating risks for healthcare providers and our business that could adversely affect our business and financial performance.
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
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or "causing the submission" of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, significant monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after June 19, 2020 are from $11,665 to $23,331 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
ERISA Regulatory Compliance
As a threshold matter, the obligation for compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"), the Internal Revenue Code (the "Code"), the ACA, the Heath Insurance Portability and Accountability Act (together with its amendments related to the Health Information Technology for Economic and Clinical Health Act, "HIPAA"), the Mental Health Parity and Addiction Equity Act, the Newborns' and Mothers' Health Protection Act, the Women's Health and Cancer Rights Act, the Consolidated Omnibus Budget Reconciliation Act, the Genetic Information Nondiscrimination Act, and other similar laws governing self-funded group health plans (collectively "Employee Benefit Laws") generally rests with the our clients to whom we provide third party administrative services (TPA) services). That is, employers/clients that sponsor group health plans generally bear this Employee Benefit Law compliance obligation, rather than entities, like us, that provide TPA services related to the group health plans.  In certain cases, however, TPAs to ERISA plans can become "co-fiduciaries" with their clients and, therefore, can be liable for ERISA compliance in a limited capacity.  We could become a co-fiduciary either by (1) contractually obligating us to be an ERISA fiduciary or (2) by acting as an ERISA fiduciary based on functions performed.  Under ERISA, fiduciary status flows from actions, and TPAs who exercise any discretion over plan administration or exercise any discretion over plan funds are often held to be "functional fiduciaries" with respect to (and limited to) the functions performed that trigger fiduciary status.
We undertake no express liability under ERISA for our clients' ERISA-governed plans in our template contracts. However, deviations from the template contained in final contracts from this standard language could subject us to liability for breaches of fiduciary duty under ERISA (and related claims, such as ERISA prohibited transactions).
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
Our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as "covered entities." Most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members and accordingly, we are a "business associate" of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act of 2009 and Omnibus Rule in March 2013, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and establishment of the HIPAA Breach Notification Rule, which creates a rebuttable presumption that any acquisition, access, use or disclosure of protected health information not permitted under the Privacy Rule requires notice to affected patients/beneficiaries and HHS.
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
In addition to our obligations under HIPAA there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving protected health information, which is not uniformly defined amongst the breach notification laws. Organizations must review each state's definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general in many states, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called "sensitive" health information, such as mental health, genetic testing results, HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
On June 28, 2018, California passed the California Consumer Privacy Act ("CCPA"), which imposes significant changes in data privacy regulation in response to consumer demand for better protection of personal data and privacy.   CCPA imposes consumer protections that are comparable to the European Union's General Data Protection Regulation ("GDPR") and took effect on January 1, 2020.  In the wake of the CCPA's passage, approximately 20 other states have introduced similar privacy legislation.  Similar proposals are also being considered at the federal level.  The CCPA will apply to a wide range of businesses that handle Californians' personal information and is not limited in scope to entities that have physical operations in California.  It applies to for-profit entities "doing business" in the state that either: (i) have a gross annual revenue in excess of $25 million; or (ii) annually buy, receive for commercial purposes, sell or share for commercial purposes personal information of 50,000 or more California consumers, households or devices; or, (iii) derive 50% or more of their annual revenues from selling California consumers' personal information.  CCPA broadens the definition of personal information to include data elements not previously considered under any U.S. law, and we believe that we have taken the steps necessary to comply with new requirements governing the collection, use and sharing of personal information, including updating the disclosures in our privacy notices, establishing processes for responding to consumer rights requests, observing restrictions on data monetization practices, revisiting relationships and, where necessary, revising our agreements with vendors that handle personal information on our behalf.  Violations of the CCPA are subject to enforcement by the California Attorney General's office, which can seek civil penalties of $2,500 for each violation or $7,500 for each intentional violation after notice and a 30-day opportunity to cure have been provided. Enforcement activities under the CCPA by the Attorney General became effective July 1, 2020.
The implementation of GDPR on May 25, 2018, a regulation in European Union ("EU") law on data protection and privacy for all individuals within the EU and the European Economic Area ("EEA"), can affect our obligations on the receipt, storage and use of personally identifiable information (Personal Data) attributed to individuals residing in the EU and EEA. GDPR applies to all enterprises, regardless of location, that are doing business in the EU, or that collect and analyze data tied to EU and EEA residents in connection with goods/services offered to such individuals. Some of our products and solutions are accessible internationally and such services collect Personal Data attributed to EU and EEA individuals when they engage in the use of our products and solutions. GDPR requires stringent technical and security controls surrounding the storage, use and disclosure of Personal Data, including the right to revoke consent to use, maintain, share or identify the individual through their Personal Data. GDPR is a regulation, not a directive; therefore, it does not require national governments to pass any enabling legislation and is directly binding and applicable. Sanctions under GDPR for violations of certain provisions range from a warning in writing to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year for that organization, whichever is greater.
We are unable to predict what changes to HIPAA, the GDPR, the CCPA or other federal or state laws or regulations might be made in the future or how those changes could affect the demand for our products and services, our business or the associated costs of compliance.
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
New requirements related to the interoperability of health information technology promulgated by the Office of the National Coordinator for Health Information Technology and enforced by the HHS Office of Inspector General could increase the costs of operation and expose us to civil government sanctions.
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain actors - developers of certified health information technology, health information networks, health information exchanges and health care providers - from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. The information subject to the information blocking restrictions is limited to electronic individually identifiable health information to the extent that it would be included in a designated record set.
We currently have two products that are certified as certified health information technology. Under the final regulations, we may be subject to new communication restrictions that would largely prevent us from limiting our customer's ability to communicate about the usability, interoperability, security or user experiences relating to our certified health information technology. These new regulations may require us to review and modify current contract terms, or inform customers that offending contract terms we previously entered into are no longer effective. The new regulations may also require us to develop and execute a real world testing plan, which would require us to demonstrate to our certification body that our certified products operate as designed when implemented in the field. Failure to properly implement either of these new requirements could result in our two products losing their status as certified health information technology, which could jeopardize the utility of the products for customers.
We believe that none of our existing products or services affect the access, exchange or use of electronic information that would be considered part of a designated record set. Our products and services could, however, evolve in a manner that requires us to engage with information that would be considered part of a designated record set and therefore make us subject to the information blocking restrictions with respect to that information. On April 24, 2020, the HHS Office of Inspector General published a proposed rule to incorporate its new civil monetary penalty authority for activities that constitute information blocking. When finalized, the HHS Office of Inspector General may impose information blocking penalties against developers of certified health information technology, health information networks or health information exchanges of up to $1 million per violation. The HHS Office of Inspector General proposed that its civil monetary penalty authority for information blocking begin 60 days after it issues a final rule, but in no event before November 2, 2020.
If we become subject to regulation by the Food and Drug Administration because the functionality in one or more of our software applications causes the software to be regulated as a medical device, our financial results may be adversely impacted due to increased operating costs or delayed commercialization of regulated software products.
The Food and Drug Administration ("FDA") has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:

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
Risks Related to Our Structure
Premier, Inc. is a holding company with no material business operations of its own, and it depends on distributions from Premier LP to pay taxes, pay any cash dividends, if declared, and make share repurchases of, our Class A common stock.
Premier, Inc. is a holding company with no material operations of its own, and it currently has no independent ability to generate revenue. Consequently, Premier, Inc.'s ability to obtain operating funds currently depends upon distributions from Premier LP to Premier GP and then from Premier GP to Premier, Inc. In accordance with the LP Agreement, subject to applicable laws and regulations and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions to Premier GP to facilitate the payment of taxes, as may be required. Premier GP distributes any amounts it receives from Premier LP to Premier, Inc., and Premier, Inc. uses such amounts to pay applicable taxes. In addition, pursuant to our GPO participation agreements, Premier LP's aggregate contractual revenue share obligations to GPO members, which reduces the amount of funds available for Premier LP to distribute to Premier, Inc., is generally in the high-40% to low-50% range moving forward.
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.'s liquidity and financial condition could be materially and adversely affected. In addition, our ability to pay future cash dividends, if any, or purchase Class A common shares under any then existing share repurchase program is dependent on Premier LP's ability to make distributions to Premier, Inc. Furthermore, the declaration and payment of future dividends by us, if any, will be at the discretion of our Board of Directors and will depend on, among other things, financial results and cash flows from Premier LP's operations, our strategic plans and such other factors as our Board of Directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.
Different interests among our GPO members or between our GPO members and us, including with respect to related party transactions, could prevent us from achieving our business goals.
As of July 31, 2020, six members of our 15-member Board of Directors were affiliated with our GPO members. Certain of our GPO members could have business interests that may conflict with those of the other member-owners, which may make it difficult for us to pursue strategic initiatives that require consensus among our GPO members. In addition, our relationship with our GPO members could create conflicts of interest among the GPO members, or between the GPO members and us, in a number of areas relating to our ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our GPO members. Except as set forth in the GPO participation agreements, there are not any formal dispute resolution procedures in place to resolve conflicts between us and a GPO member or between or among GPO members. If we are unable to resolve any actual or potential conflicts between us and a GPO member, or if we are forced to resolve one or more conflicts on terms that are less favorable to us, we may experience a material adverse effect on our business operations, financial condition and results of operations.
Our GPO members may be able to exercise significant influence over us.
As of August 11, 2020, six members of our Board of Directors are employees of GPO members. In addition, as of August 11, 2020, our GPO members beneficially own, in the aggregate, approximately 47% of our outstanding shares of Premier, Inc. Class A common stock. Based on their holdings as of August 11, 2020, our GPO members may have significant influence in election of the members of our Board of Directors and other matters requiring action by our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions even if such actions are not favored by our other stockholders. This concentration of ownership may also prevent a change in the composition of our Board of Directors or a change in control of our company that could deprive other stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Payments required under the Unit Exchange and Tax Receivable Acceleration Agreements will reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the expected tax benefits that correspond to our fixed payment obligations associated with the acceleration of our TRA.
We entered into Unit Exchange and Tax Receivable Acceleration Agreements, effective as of July 1, 2020 (the "Unit Exchange Agreements"), with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the TRA upon payment to the member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we are obligated to pay our member-owners approximately $473.5 million in aggregate. Of that amount, approximately $10.6 million is expected to be paid during the first quarter of fiscal 2021 and the remaining amount, approximately $462.9 million, is payable in equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. Due to the payments required under the Unit Exchange Agreements, our overall cash flow and discretionary funds will be reduced, which may limit our ability to execute our business strategies or deploy capital for preferred use. In addition, if we do not have available capital on hand or access to adequate funds to make these required payments, our financial condition would be materially adversely impacted.
The payments required upon termination of the TRA are based upon the present value of all forecasted future payments that would have otherwise been made under the TRA. These payments are fixed obligations of ours and could ultimately exceed the actual tax benefits that we realize. Additionally, if our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders' equity could be negatively affected.
Our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.
Provisions contained in our certificate of incorporation and bylaws and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	divide our Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;

•
authorize our Board of Directors to issue "blank check" preferred stock in order to increase the aggregate number of outstanding shares of capital stock and thereby make a takeover more difficult and expensive;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	do not permit stockholders to take action by written consent;

•	provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chair of our Board or the chief executive officer;

•	require advance notice to be given by stockholders of any stockholder proposals or director nominees;

•	require a super-majority vote of the stockholders to amend our certificate of incorporation; and

•
allow our Board of Directors to make, alter or repeal our bylaws but only allow stockholders to amend our bylaws upon the approval of 66 2/3% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the DGCL which limits, subject to certain exceptions, the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation's outstanding voting securities or certain affiliated persons.
These restrictions could limit stockholder value by impeding the sale of our company and discouraging potential takeover attempts that might otherwise be financially beneficial to our stockholders.

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
The substantial number of shares of Class A common stock that were issued to former member-owners in exchange for their Class B Units of Premier LP as part of the recent restructuring are currently eligible for sale, which could cause the market price for our Class A common stock to decline or make it difficult for us to raise financing through the sale of equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of Class A common stock or the availability of shares of Class A common stock for sale by our former member-owners will have on the market price of our Class A common stock from time to time. At June 30, 2020, we had 71,627,462 shares of our Class A common stock outstanding. On August 11, 2020, we issued an additional 50,143,414 shares of our Class A common stock to our former member-owners in exchange for their Class B Units of Premier LP as part of the recent restructuring and filed a registration statement on Form S-3ASR with the SEC to facilitate the resale of such shares from by our former member-owners. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund our future growth.
There can be no assurance we will pay dividends on our Class A common stock at currently contemplated levels or at all, and failure to pay any such dividends could have a material adverse impact on our stock price and your investment in Premier.
We recently announced the declaration of a quarterly cash dividend on our Class A common stock. Payment of dividends at such anticipated levels will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated capital requirements and cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.
Our future issuance of common stock, preferred stock, limited partnership units or debt securities could have a dilutive effect on our common stockholders and adversely affect the market value of our Class A common stock.
In the future, we could issue a significant number of shares of Class A common stock, which could dilute our existing stockholders significantly and have a material adverse effect on the market price for the shares of our Class A common stock. Furthermore, the future issuance of shares of preferred stock with voting rights may adversely affect the voting power of our common stockholders, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive.

In addition to potential equity issuances described above, we also may issue debt securities that would rank senior to shares of our Class A common stock.
Upon our liquidation, holders of our preferred shares, if any, and debt securities and instruments will receive a distribution of our available assets before holders of shares of our Class A common stock. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional issuances of our Class A common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holders of shares of our existing Class A common stock and such issuances, or the anticipation of such issuances, may reduce the market price of shares of our Class A common stock. Any preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our Class A common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising efforts.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date.
As of June 30, 2020, we also occupy and lease smaller facilities in several locations including: El Segundo, California; Oakland, California; San Diego, California; Walnut Creek, California; Washington, D.C.; New York, New York; Charlotte, North Carolina; Hudson, Ohio; and College Station, Texas. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs. In connection with COVID-19 and related temporary closures, we continue to evaluate our real estate needs.
We generally conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. See Note 16 - Commitments and Contingencies to the accompanying audited consolidated financial statements for more information about our operating leases.
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
From time to time we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products to raise the prices for products and/or limit the plaintiff's choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 16 - Commitments and Contingencies, to the accompanying audited consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "PINC." Our Class B common stock is not publicly traded.
Based on the records of our Class A common stock transfer agent, as of August 21, 2020, there were 121,870,327 shares of our Class A common stock issued and outstanding, held by 160 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock. As of August 21, 2020, we had no shares of Class B common stock outstanding.
Dividend Policy
On August 5, 2020, our Board of Directors declared a cash dividend of $0.19 per share, payable on September 15, 2020 to stockholders of record on September 1, 2020.  We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15, and September 15. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2020 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Equity Compensation Plan Information, incorporated herein by reference.
Purchases of Equity Securities
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020. During fiscal year 2020, we purchased an aggregate of 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total purchase price of $150.0 million under our fiscal year 2020 stock repurchase program. No shares of Class A common stock were repurchased during the three months ended June 30, 2020. In addition, during the year ended June 30, 2020, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2015, in each of:

•	our Class A common stock;

•	the NASDAQ Composite stock index ("NASDAQ Composite Index");

•	a customized peer group of 14 companies selected by us that we believe is better aligned with our company (the "Peer Group"); and

•	a customized peer group of companies previously used by us (the "Prior Peer Group").
We have used the Peer Group, a group selected in good faith and used by our compensation committee of the Board of Directors ("compensation committee") for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and selected the companies in our fiscal year 2020 Peer Group in August 2019. Our compensation committee determined it appropriate to reconfigure our peer group to a more representative group of appropriately sized companies that reflect our diverse and growing business model.  As the companies in our Peer Group change, our compensation committee will continue to review and reconfigure our Peer Group as applicable.

The Peer Group graph line consists of the following 14 companies: Allscripts Healthcare Solutions Inc., AMN Healthcare Services, Inc., ASGN Inc., Cerner Corp, FTI Consulting Inc., Hill-Rom Holdings Inc., HMS Holdings Corp, Huron Consulting Group Inc., Magellan Health Inc., Mednax Inc., NextGen Healthcare, Inc., Omnicell Inc., Owens & Minor Inc. and Patterson Companies Inc. In addition, Navigant Consulting, Inc., was a member of the fiscal year 2020 Peer Group but was excluded from the graph below because it was acquired in October 2019. The Prior Peer Group graph line consisted of the following nine companies: Allscripts Healthcare Solutions Inc., Cerner Corp, HMS Holdings Corp, Huron Consulting Group Inc., Magellan Health Inc., NextGen Healthcare, Inc., Omnicell Inc., Owens & Minor Inc. and Patterson Companies Inc. In addition, Navigant Consulting Inc. and athenahealth, Inc., were each members of the fiscal year 2019 Peer Group but were excluded from the Prior Peer Group graph line below because they were acquired October 2019 and February 2019, respectively.
Compared to the Prior Peer Group, our current Peer Group includes: AMN Healthcare Services Inc., ASGN Inc., FTI Consulting Inc., Hill-Rom Holdings Inc. and Mednax Inc. which our compensation committee believed were similar in size and business operations to us and excludes athenahealth, Inc., which was acquired in February 2019.
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

Value of Investment as of June 30(a):
Company/Index Name	2015	2016	2017	2018	2019	2020
Premier, Inc. Class A Common Stock	$100.00	$85.02	$93.60	$94.59	$101.69	$89.13
NASDAQ Composite Index	$100.00	$98.32	$126.14	$155.91	$168.04	$213.32
Prior Peer Group	$100.00	$89.79	$97.18	$86.21	$100.81	$92.52
Current Peer Group	$100.00	$92.42	$100.38	$96.67	$105.73	$101.22

(a)	Assumes $100 invested on June 30, 2015, including reinvestment of dividends. As noted above, we have not paid any cash dividends during the period covered by the graph.
We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Selected Financial Data
As of June 30, 2020, we, through our wholly owned subsidiary, Premier Services, LLC, a Delaware limited liability company ("Premier GP"), held sole general partner interest of 59% in, and, as a result, consolidated the financial statements of, Premier LP. The limited partners' ownership of Premier LP of 41% at June 30, 2020 is reflected as redeemable limited partners' capital in the Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP in our Consolidated Statements of Income and Comprehensive Income.

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

	Year Ended June 30,
	2020 (1)	2019 (2, 3)	2018 (2)	2017 (2, 4)	2016 (2, 5)
Consolidated Statements of Income and Comprehensive Income Data:
Net revenue	$1,299,592	$1,217,638	$1,184,657	$1,066,238	$958,432
Cost of revenue	432,791	355,630	341,997	308,713	262,338
Gross profit	866,801	862,008	842,660	757,525	696,094
Other operating income (6)	24,584	—	177,174	5,447	4,818
Operating expenses	517,765	493,494	479,475	445,015	432,387
Other income (expense), net (7)	10,067	(375)	(22,826)	213,571	18,934
Net income from continuing operations (2)	291,126	334,677	258,007	449,604	236,558
Income (loss) from discontinued operations, net of tax (2)	1,054	(50,598)	(437)	(127)	(1,397)
Net income	292,180	284,079	257,570	449,477	235,161
Net income attributable to non-controlling interest (8)	(161,816)	(174,959)	(224,269)	(336,052)	(193,547)
Adjustment of redeemable limited partners' capital to redemption amount	468,311	(118,064)	157,581	(37,176)	776,750
Net income (loss) attributable to stockholders	598,675	(8,944)	190,882	76,249	818,364

Per Share Data:
Weighted average shares outstanding:
Basic	67,035	59,188	53,518	49,654	42,368
Diluted	123,614	60,269	137,340	50,374	145,308

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$8.92	$0.27	$3.57	$1.54	$19.33
Discontinued operations	0.01	(0.42)	0.00	—	(0.01)
Basic earnings (loss) per share attributable to stockholders	$8.93	$(0.15)	$3.57	$1.54	$19.32

Diluted earnings (loss) per share
Continuing operations	$2.03	$0.27	$1.37	$1.51	$0.98
Discontinued operations	0.01	(0.42)	(0.01)	—	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$2.04	$(0.15)	$1.36	$1.51	$0.97

	June 30,
Consolidated Balance Sheets Data:	2020	2019	2018	2017	2016
Cash, cash equivalents and marketable securities, current	$99,304	$141,055	$152,386	$156,735	$266,576
Working capital (deficit) (9)	122,288	156,022	(20,264)	(162,775)	136,827
Property and equipment, net	206,728	205,108	205,349	185,133	170,805
Total assets	2,948,515	2,569,567	2,312,216	2,507,836	1,855,383
Deferred revenue (10)	35,446	35,623	39,785	44,443	54,498
Total liabilities	1,088,943	908,547	818,870	1,031,506	669,614
Redeemable limited partners' capital (11)	1,720,309	2,523,270	2,920,410	3,138,583	3,137,230
Class A common stock	716	644	575	519	460
Treasury stock, at cost (12)	—	(87,220)	(150,058)	—	—
Additional paid-in capital	138,547	—	—	—	—
Accumulated deficit	—	(775,674)	(1,277,581)	(1,662,772)	(1,951,878)
Total stockholders' equity (deficit)	139,263	(862,250)	(1,427,064)	(1,662,253)	(1,951,461)

(1)
Amounts include the results of operations of Medpricer.com, Inc. ("Medpricer"), Acurity, LLC and Nexera, LLC and Contigo Health, LLC ("Contigo Health", f/k/a Health Design Plus, LLC, ("HDP")), from October 28, 2019, February 28, 2020 and May 4, 2020, respectively, the dates of acquisition of all of the outstanding common stock in Medpricer, substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. and 97% of the equity of HDP, respectively. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information related to the acquisition completed during the year ended June 30, 2020.

(2)
Results have been retrospectively adjusted to reflect the specialty pharmacy business as a discontinued operation for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the accompanying audited consolidated financial statements for further information.

(3)
Amounts include the results of operations of Stanson Health, Inc. ("Stanson") from November 9, 2018, the date of acquisition of all the outstanding common stock of Stanson. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information related to the acquisition completed during the year ended June 30, 2019.

(4)
Amounts include the results of operations of (i) Acro Pharmaceutical Services LLC and Community Pharmacy Services, LLC (collectively, "Acro Pharmaceuticals") from August 23, 2016, the date of acquisition of all of the membership interests of Acro Pharmaceuticals, retrospectively adjusted to be reflected as a discontinued operation, and (ii) Innovatix, LLC ("Innovatix") and Essensa Ventures, LLC ("Essensa") from December 2, 2016, the date of acquisition of all the membership interests of Innovatix and Essensa. Prior to December 2, 2016, we held 50% of the membership interests in Innovatix, and reported equity in net income of Innovatix within other income (expense), net in the Consolidated Statements of Income and Comprehensive Income.

(5)
Amounts include the results of operations of InFlowHealth, LLC ("InFlow"), CECity.com, Inc. ("CECity") and Healthcare Insights, LLC ("HCI"), from October 1, 2015, August 20, 2015 and July 31, 2015, respectively, the dates of acquisition of all the membership interests of InFlow, all the outstanding shares of CECity, and all the membership interests of HCI, respectively.

(6)
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Consolidated Statements of Income and Comprehensive Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Equity (Deficit).

(7)
Other income (expense), net, consists primarily of a one-time gain of $205.1 million related to the remeasurement of our historical 50% equity method investment in Innovatix to fair value upon acquisition of Innovatix and Essensa on December 2, 2016 which occurred during the year ended June 30, 2017. In addition, other income (expense), net includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"), and prior to the acquisition of Innovatix and Essensa, included our 50% ownership interest in Innovatix. Other income (expense), net, also includes net changes in the fair values of the FFF put and call rights (see Note 6 - Fair Value Measurements to the accompanying audited consolidated financial statements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and realized gains and losses on our marketable securities.

(8)
Net income attributable to non-controlling interest includes net income attributable to non-controlling interest in Premier LP. Net income attributable to non-controlling interest in Premier LP represents the portion of net income attributable to the limited partners of Premier LP, which was 41% at June 30, 2020.

(9)
Working capital represents the excess (deficit) of total current assets less total current liabilities attributable to continuing operations. At June 30, 2018 and 2017, working capital deficit includes the $100.3 million and $228.0 million current portion of long-term debt, respectively, which is recorded within current liabilities.

(10)
Deferred revenue is primarily related to deferred subscription fees and deferred consulting fees in our Performance Services segment and consists of unrecognized revenue related to advanced member invoicing or member payments received prior to fulfillment of our revenue recognition criteria.

(11)
Redeemable limited partners' capital represents the member owners' ownership of Premier LP through their ownership of Class B common units. We are required to repurchase a limited partner's interest in Premier LP upon such limited partner's withdrawal from Premier LP, or such limited partner's failure to comply with the applicable purchase commitments under the historical limited partnership agreement of Premier LP. As of June 30, 2020, redeemable limited partners' capital was classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as the withdrawal was at the option of each limited partner and the conditions of the repurchase were not solely within our control. We record redeemable limited partners' capital at the greater of the book value or redemption amount per the LP Agreement at the reporting date, with the corresponding offset to additional paid-in-capital and accumulated deficit.

(12)
Pursuant to our previously announced fiscal years 2018, 2019 and 2020 stock repurchase programs, we purchased 6.4 million, 6.7 million and 4.6 million shares of Class A common stock, respectively, at an average price of $31.16, $37.38 and $32.28 per share, respectively, for a total purchase price of $200.0 million during fiscal year 2018, $250.0 million during fiscal year 2019 and $150.0 million during fiscal year 2020. We used 1.6 million, 9.0 million and 4.6 million treasury shares to settle the exchange of Class B common units during the years ended June 30, 2018, 2019 and 2020, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report. Unless otherwise indicated, information in Management's Discussion and Analysis of Financial Condition and Results of Operations has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the audited consolidated financial statements included in this Annual Report for further information.
Business Overview
Our Business
Premier, Inc. ("Premier", the "Company", "we", or "our") is a leading healthcare improvement company, uniting an alliance of more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value based care software-as-a-service ("SaaS") and licensed-based clinical analytics products, consulting services and performance improvement collaborative programs.
As of June 30, 2020, we were owned, in part, by 155 U.S. hospitals, health systems and other healthcare organizations, which represented approximately 1,475 owned, leased and managed acute care facilities and other non-acute care organizations, through their ownership of Class B common stock. As of June 30, 2020, the outstanding Class A common stock and Class B common stock represented 59% and 41%, respectively, of our combined outstanding Class A and Class B common stock. As of June 30, 2020, all of our Class B common stock was held beneficially by our member owners and all of our Class A common stock was held by public investors, which may include member owners that have received shares of our Class A common stock in connection with previous quarterly exchanges pursuant to an exchange agreement (the "Exchange Agreement") (see Note 1 - Organization and Basis of Presentation to the accompanying audited consolidated financial statements for more information). On August 11, 2020, we executed a corporate restructuring as described in "Item 1. Business" under "Recent Restructuring" and in Note 21 - Subsequent Events to the accompanying audited consolidated financial statements.
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net revenue	$1,299,592	$1,217,638	$1,184,657
Net income from continuing operations	291,126	334,677	258,007
Non-GAAP Adjusted EBITDA	564,040	561,042	539,520
See "Our Use of Non-GAAP Financial Measures" and "Results of Operations" below for a discussion of our use of Adjusted EBITDA and a reconciliation of net income from continuing operations to Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue was as follows (in thousands):

	Year Ended June 30,			Change				% of Net Revenue
Net revenue:	2020	2019	2018	2020		2019		2020	2019	2018
Supply Chain Services	$952,763	$855,180	$823,978	$97,583	11%	$31,202	4%	73%	70%	70%
Performance Services	346,829	362,458	360,679	(15,629)	(4)%	1,779	—%	27%	30%	30%
Net revenue	$1,299,592	$1,217,638	$1,184,657	$81,954	7%	$32,981	3%	100%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs ("GPO") in the United States, serving acute, non-acute, non-healthcare and alternate sites, supply chain co-management and our direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members, fees from supply chain co-management and through product sales in connection with our direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Our software as a service ("SaaS") based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value based care. The Performance Services segment also includes our technology enabled performance improvement collaboratives, consulting services, direct to employer initiative and insurance management services.
Acquisitions and Divestitures
Acquisition of Health Design Plus, LLC
On May 4, 2020, we, through our consolidated subsidiary Premier Healthcare Solutions, Inc. ("PHSI"), acquired 97% of the equity of Health Design Plus, LLC ("HDP") for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under our Credit Facility (as defined in Note 10 - Debt to the accompanying audited consolidated financial statements). HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program. Shortly after closing, HDP was renamed Contigo Health,

LLC ("Contigo Health") and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC ("PAP") and Prince N Purchaser, LLC ("PNP"), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association ("GNYHA"), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility. Pursuant to the terms of the asset purchase agreement (as amended, the "Purchase Agreement"), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during our first fiscal quarter of 2021. In addition to the aggregate amount of $291.5 million, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
After the closing of the transaction, we changed the names of PAP and PNP to Acurity, LLC ("Acurity") and Nexera, LLC ("Nexera"), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of ours for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. We report the operations of Acurity and Nexera as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Acquisition of Medpricer
On October 28, 2019, we, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), acquired all of the outstanding capital stock in Medpricer.com, Inc. ("Medpricer") for an adjusted purchase price of $38.5 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. Recently, Medpricer changed its name to Conductiv, Inc. ("Conductiv") and is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Acquisition of Stanson
On November 9, 2018, we acquired 100% of the outstanding capital stock in Stanson Health, Inc. ("Stanson") for an adjusted purchase price of $55.4 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow, to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, we completed the sale of prescription files and records and certain other assets used in our specialty pharmacy business for $22.3 million. We also received $7.6 million related to the sale of a portion of our pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of our remaining pharmaceutical inventory. In addition, during the fourth quarter of fiscal year 2019, we had substantially completed the wind down and exit from the specialty pharmacy business. We recognized non-cash impairment charges of $80.4 million during the year ended June 30, 2019 related to goodwill, purchased intangibles and other assets of the specialty pharmacy business that were not sold or did not have an alternative use.
We met the criteria for classifying certain assets and liabilities of the specialty pharmacy business as a discontinued operation as of June 30, 2019. Accordingly, unless otherwise indicated, information in this Annual Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the accompanying audited consolidated financial statements for further information.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act, its repeal, replacement or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact subscriber elections, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value based care, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See "Cautionary Note Regarding Forward-Looking Statements" for more information.
COVID-19 pandemic
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus ("COVID-19") and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members, workforce and suppliers, and countries. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•
Changes in the demand for our products and services. We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment ("PPE"), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities have deferred elective procedures and routine medical visits during the crisis, which created a significant decline in the demand for supplies and services not related to COVID-19 in the fourth quarter of fiscal 2020 and such lower demand is expected to continue into fiscal 2021. In addition, as a result of our members' focus on managing COVID-19 and its impacts, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand will continue, and the effect that they will have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

•
Limited access to our members' facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.

•
Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter in place orders and quarantines have impacted and in the future may impact us and our members or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. In the food service line, COVID-19 related illnesses have impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business is adversely impacted by restrictions resulting from COVID-19, our supply chain may be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members or to us, or significant disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.

•
Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We have and may continue to receive requests to delay service or payment on performance service contracts. In addition, we may receive requests from our suppliers for increases to their contracted prices, and such requests may be implemented in the future. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us because they are unable to obtain raw materials for manufacturing from India and China. The standard failure to supply language in our contracts contains financial penalties to suppliers if they are unable to supply products, which such suppliers may not be able to pay. In addition, we may not be able to source products from alternative suppliers on commercially reasonable terms, or at all.

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

•
Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members and suppliers.

The ultimate impact of COVID-19, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this "Item 1A. Risk Factors" section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and beyond 2020.
Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. These and other significant accounting policies are set forth under Note 2 - Significant Accounting Policies to the accompanying audited consolidated financial statements for nore information.
Business Combinations
We account for acquisitions of a business using the acquisition method. All the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the Consolidated Statements of Income and Comprehensive Income.
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
A goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. We determine the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Our most recent annual impairment testing as of April 1, 2020 consisted of a quantitative assessment and did not result in any goodwill impairment charges. During the fourth quarter of fiscal year 2019, we performed an interim assessment of goodwill and other long-lived assets of the specialty pharmacy business for impairment following the announcement of our commitment to sell certain assets of the specialty pharmacy business and to wind down and exit the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities to the accompanying audited consolidated financial statements for further information.
Leases
We enter into lease contracts in which we are the lessee, substantially all of which are related to office space leased in various buildings used for general corporate purposes. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the transition date. The related lease expense is recognized on a straight-line basis over the lease term.
TRA
We record tax receivable agreement ("TRA") liabilities based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the initial public offering ("IPO"). Absent a TRA Termination Event, tax payments under the TRA will be made to the member owners as we realize tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between us and the member owners. Determining the estimated amount of tax savings we expect to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities in the Consolidated Statements of Income and Comprehensive Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Equity (Deficit).
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
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to our members. Revenue is generated through administrative fees received from suppliers and is included in service revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.
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
Other Services and Support Revenue
Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of SaaS clinical analytics products subscriptions, perpetual and term licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, third-party administrator fees for the direct to employer initiative and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS clinical analytics subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS clinical analytics products can be fully utilized by the member.
We sell perpetual and term licenses that include post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The maintenance fees for the initial period are recognized on a straight-line basis over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
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
Third party administrator fees for our direct to employer initiative consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers on a monthly basis and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
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

Software Development Costs
Costs associated with internally developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software's end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software.
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
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies to the accompanying audited consolidated financial statements, which is incorporated herein by reference.
As further described in Note 2 - Significant Accounting Policies, we adopted ASU No. 2016-02, Leases (Topic 842) ("New Lease Standard") effective July 1, 2019 using the modified retrospective approach. The modified retrospective approach resulted in recognizing the cumulative effect of initially applying the New Lease Standard as an adjustment to the opening balance of equity at July 1, 2019. Therefore, the comparative information is presented in accordance with Accounting Standards Codification Topic 840 ("Previous Lease Standard").
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment in connection with our SaaS and licensed-based clinical analytics products subscriptions, license fees, third party administrator fees and consulting services and performance improvement collaborative subscriptions. Product revenue consists of direct sourcing product sales, which are included in the Supply Chain Services segment.

Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of any revenue share paid to members), supply chain co-management and direct sourcing revenue.
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
Performance Services
Performance Services revenue consists of SaaS clinical analytics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services, third party administrator fees for our direct to employer initiative and insurance services management fees and commissions from group-sponsored insurance programs.
Our Performance Services growth will depend upon the expansion of our SaaS clinical analytics products, performance improvement collaboratives and consulting services to new and existing members, renewal of existing subscriptions to our SaaS and licensed informatics products, and our ability to generate additional applied sciences engagements and expand into new markets.
Cost of Revenue
Cost of revenue consists of cost of service revenue and cost of product revenue.
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and implementation services related to SaaS clinical analytics along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within cost of service revenue include costs related to implementing SaaS informatics tools. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software applications.
Cost of product revenue consists of purchase and shipment costs for direct sourced medical products. Our cost of product revenue is influenced by the manufacturing and transportation costs associated with direct sourced medical products.
Other Operating Income
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income in the Consolidated Statements of Income and Comprehensive Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Equity (Deficit). See "Income Tax Expense" below for additional information.
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
Other Income (Expense), Net
Other income (expense), net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. ("FFF"). Other income (expense), net, also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense
Our income tax expense is attributable to the activities of Premier, Inc., PHSI, PSCI and Premier Marketplace, LLC ("PMLLC"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state laws, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners. Our overall effective tax rate differs from the U.S. statutory tax rate primarily due to the ownership structure as well as other items noted in Note 16 - Income Taxes.
Given our ownership and capital structure, various effective tax rates are calculated for specific tax items. For example, the deferred tax benefit related to stock-based compensation expense (see Note 14 - Stock-Based Compensation) is calculated based on the effective tax rate of PHSI, the legal entity where the majority of stock-based compensation expense is recorded. Our effective tax rate, as discussed in Note 16 - Income Taxes, represents the effective tax rate computed in accordance with GAAP based on total income tax expense (reflected in income tax expense in the Consolidated Statements of Income and Comprehensive Income) of Premier, Inc., PHSI, PSCI and PMLLC divided by consolidated pre-tax income.
Adjusted Fully Distributed Net Income, a Non-GAAP financial measure as defined below in "Our Use of Non-GAAP Financial Measures", is calculated net of taxes based on our fully distributed estimated statutory tax rate for federal and state income tax for us as if we were one consolidated taxable group with all of our subsidiaries' activities included. Prior to the enactment of the TCJA, the tax rate used to compute the Adjusted Fully Distributed Net Income was 39%. Effective January 1, 2018, we used a fully distributed tax rate of 26% to compute the Adjusted Fully Distributed Net Income.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax represents the net income or loss associated with the sale of certain assets and wind down and exit of the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
Net Income Attributable to Non-Controlling Interest
As of June 30, 2020, we owned a 59% controlling general partner interest in Premier LP through Premier GP. Net income attributable to non-controlling interest represents the portion of net income attributable to the limited partners of Premier LP, which was 41% and 51% as of June 30, 2020 and June 30, 2019, respectively (see Note 11 - Redeemable Limited Partners' Capital).
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
We define Adjusted Fully Distributed Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners' capital to redemption amount, (iv) excluding the effect of non-recurring and non-cash items, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on adjusted fully distributed net income before income taxes at our estimated effective income tax rate. We define Adjusted Fully Distributed Earnings per Share as Adjusted Fully Distributed Net Income divided by diluted weighted average shares (see Note 13 - Earnings (Loss) Per Share).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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

Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Fully Distributed Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, loss on disposal of long-lived assets, gain or loss on FFF put and call rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.4 million during each of the years ended June 30, 2020, 2019 and 2018.
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
Changes in estimated TRA liabilities that are the result of a change in tax accounting method, including the impacts of the TCJA, are recorded as a component of other operating income or selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase to additional paid-in capital in the Consolidated Statements of Stockholders' Equity (Deficit).
The adjustment to TRA liabilities for the year ended June 30, 2020 is primarily attributable to increases in the Premier, Inc. effective tax rate related to state tax liabilities (see Note 16 - Income Taxes). The adjustment to TRA liabilities for the year ended June 30, 2018 is primarily attributable to the 14% decrease in the U.S. federal corporate income tax rate, which occurred as a result of the TCJA that was enacted on December 22, 2017.
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements.

Results of Operations for the Years Ended June 30, 2020, 2019 and 2018
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2020		2019		2018
					Previous revenue standard
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$670,593	51%	$662,462	55%	$643,839	54%
Other services and support	359,054	28%	371,019	30%	368,491	31%
Services	1,029,647	79%	1,033,481	85%	1,012,330	85%
Products	269,945	21%	184,157	15%	172,327	15%
Net revenue	1,299,592	100%	1,217,638	100%	1,184,657	100%
Cost of revenue:
Services	188,275	14%	182,375	15%	187,363	16%
Products	244,516	19%	173,255	14%	154,634	13%
Cost of revenue	432,791	33%	355,630	29%	341,997	29%
Gross profit	866,801	67%	862,008	71%	842,660	71%
Other operating income:
Remeasurement of tax receivable agreement liabilities	24,584	2%	—	—%	177,174	15%
Other operating income	24,584	2%	—	—%	177,174	15%
Operating expenses:
Selling, general and administrative	459,859	36%	438,985	37%	425,251	36%
Research and development	2,376	—%	1,224	—%	1,423	—%
Amortization of purchased intangible assets	55,530	4%	53,285	4%	52,801	4%
Operating expenses	517,765	40%	493,494	41%	479,475	40%
Operating income	373,620	29%	368,514	30%	540,359	46%
Other income (expense), net	10,067	1%	(375)	—%	(22,826)	(2)%
Income before income taxes	383,687	30%	368,139	30%	517,533	44%
Income tax expense	92,561	8%	33,462	3%	259,526	22%
Net income from continuing operations	291,126	22%	334,677	27%	258,007	22%
Income (loss) from discontinued operations, net of tax	1,054	—%	(50,598)	(4)%	(437)	—%
Net income	292,180	22%	284,079	23%	257,570	22%
Net income from continuing operations attributable to non-controlling interest	(161,318)	(12)%	(200,907)	(16)%	(224,548)	(19)%
Net (income) loss from discontinued operations attributable to non-controlling interest	(498)	—%	25,948	2%	279	—%
Net income attributable to non-controlling interest in Premier LP	(161,816)	(12)%	(174,959)	(14)%	(224,269)	(19)%
Adjustment of redeemable limited partners' capital to redemption amount	468,311	nm	(118,064)	nm	157,581	nm
Net income (loss) attributable to stockholders	$598,675	nm	$(8,944)	nm	$190,882	nm

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard
Weighted average shares outstanding:
Basic	67,035	59,188	53,518
Diluted	123,614	60,269	137,340

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$8.92	$0.27	$3.57
Discontinued operations	0.01	(0.42)	0.00
Basic earnings (loss) per share attributable to stockholders	$8.93	$(0.15)	$3.57

Diluted earnings (loss) per share
Continuing operations	$2.03	$0.27	$1.37
Discontinued operations	0.01	(0.42)	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$2.04	$(0.15)	$1.36
nm = not meaningful
The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2020		2019		2018
					Previous revenue standard
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$564,040	43%	$561,042	46%	$539,520	46%
Adjusted Fully Distributed Net Income	$337,018	26%	$349,052	29%	$315,411	27%
Adjusted Fully Distributed Earnings Per Share	$2.73	nm	$2.66	nm	$2.30	nm
The following table provides the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard
Net income from continuing operations	$291,126	$334,677	$258,007
Interest and investment loss, net	11,313	2,471	5,300
Income tax expense	92,561	33,462	259,526
Depreciation and amortization	97,297	86,879	70,264
Amortization of purchased intangible assets	55,530	53,285	52,801
EBITDA	547,827	510,774	645,898
Stock-based compensation	21,132	29,396	29,235
Acquisition and disposition related expenses	19,319	13,154	8,335
Remeasurement of tax receivable agreement liabilities	(24,584)	—	(177,174)

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard
(Gain) loss on FFF put and call rights	(4,690)	17	22,036
Other expense, net	5,036	7,701	11,190
Adjusted EBITDA	$564,040	$561,042	$539,520

Income before income taxes	$383,687	$368,139	$517,533
Equity in net income of unconsolidated affiliates	(12,537)	(5,658)	(1,174)
Interest and investment loss, net	11,313	2,471	5,300
(Gain) loss on FFF put and call rights	(4,690)	17	22,036
Other (income) expense	(4,153)	3,545	(3,336)
Operating income	373,620	368,514	540,359
Depreciation and amortization	97,297	86,879	70,264
Amortization of purchased intangible assets	55,530	53,285	52,801
Stock-based compensation	21,132	29,396	29,235
Acquisition and disposition related expenses	19,319	13,154	8,335
Remeasurement of tax receivable agreement liabilities	(24,584)	—	(177,174)
Equity in net income of unconsolidated affiliates	12,537	5,658	1,174
Deferred compensation plan expense	3,904	2,546	3,960
Other expense, net	5,285	1,610	10,566
Adjusted EBITDA	$564,040	$561,042	$539,520

Segment Adjusted EBITDA:
Supply Chain Services	$570,298	$548,029	$531,851
Performance Services	111,282	129,147	123,429
Corporate	(117,540)	(116,134)	(115,760)
Adjusted EBITDA	$564,040	$561,042	$539,520

The following table provides the reconciliation of net income (loss) attributable to stockholders to Adjusted Fully Distributed Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Adjusted Fully Distributed Earnings per Share for the periods presented (in thousands). Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted Fully Distributed Net Income and Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard
Net income (loss) attributable to stockholders	$598,675	$(8,944)	$190,882
Adjustment of redeemable limited partners' capital to redemption amount	(468,311)	118,064	(157,581)
Net income attributable to non-controlling interest in Premier LP	161,816	174,959	224,269
(Income) loss from discontinued operations, net of tax	(1,054)	50,598	437
Income tax expense	92,561	33,462	259,526
Amortization of purchased intangible assets	55,530	53,285	52,801
Stock-based compensation	21,132	29,396	29,235
Acquisition and disposition related expenses	19,319	13,154	8,335
Remeasurement of tax receivable agreement liabilities	(24,584)	—	(177,174)
(Gain) loss on FFF put and call rights	(4,690)	17	22,036
Other expense, net	5,036	7,701	11,190
Adjusted fully distributed income before income taxes	455,430	471,692	463,956
Income tax expense on fully distributed income before income taxes (a)	118,412	122,640	148,545
Adjusted Fully Distributed Net Income	$337,018	$349,052	$315,411

Reconciliation of denominator for earnings (loss) per share attributable to stockholders to Adjusted Fully Distributed Earnings per Share
Weighted average:
Common shares used for basic and diluted earnings (loss) per share	67,035	59,188	53,518
Potentially dilutive shares	644	1,081	822
Conversion of Class B common units	55,935	70,827	83,000
Weighted average fully distributed shares outstanding - diluted	123,614	131,096	137,340

(a)
Reflects income tax expense at our estimated effective income tax rate of 26% of adjusted fully distributed net income before income taxes for the years ended June 30, 2020 and 2019, and 32% of adjusted fully distributed income before income taxes for the year ended June 30, 2018.

The following table provides the reconciliation of earnings (loss) per share attributable to stockholders to Adjusted Fully Distributed Earnings per Share for the periods presented. Refer to "Our Use of Non-GAAP Financial Measures" for further information regarding items excluded in our calculation of Adjusted Fully Distributed Earnings per Share.

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard
Earnings (loss) per share attributable to stockholders	$8.93	$(0.15)	$3.57
Adjustment of redeemable limited partners' capital to redemption amount	(6.99)	1.99	(2.94)
Net income attributable to non-controlling interest in Premier LP	2.41	2.96	4.19
(Income) loss from discontinued operations, net of tax	(0.02)	0.85	0.01
Income tax expense	1.38	0.57	4.85
Amortization of purchased intangible assets	0.83	0.90	0.99
Stock-based compensation	0.32	0.50	0.55
Acquisition and disposition related expenses	0.29	0.22	0.16
Remeasurement of tax receivable agreement liabilities	(0.37)	—	(3.31)
(Gain) loss on FFF put and call rights	(0.07)	—	0.41
Other expense, net	0.08	0.12	0.21
Impact of corporation taxes (a)	(1.77)	(2.07)	(2.78)
Impact of dilutive shares (b)	(2.29)	(3.23)	(3.61)
Adjusted Fully Distributed Earnings Per Share	$2.73	$2.66	$2.30

(a)
Reflects income tax expense at our estimated effective income tax rate of 26% of adjusted fully distributed net income before income taxes for the years ended June 30, 2020 and 2019, and 32% of adjusted fully distributed income before income taxes for the year ended June 30, 2018.

(b)	Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Years Ended June 30, 2020 to 2019 and June 30, 2019 to 2018
Net Revenue
Net revenue increased by $82.0 million, or 7%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase of $85.7 million in product revenue and an increase of $8.1 million in net administrative fees revenue. These increases were partially offset by a decrease of $11.9 million in other services and support revenue.
Net revenue increased by $32.9 million, or 3%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to an increase of $18.7 million in net administrative fees revenue, an increase of $2.5 million in other services and support revenue and an increase of $11.9 million in product revenue.
The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in "Segment Results" below.
Cost of Revenue
Cost of revenue increased by $77.2 million, or 22%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase of $71.2 million in cost of product revenue and an increase of $5.9 million in cost of services revenue.
Cost of revenue increased $13.6 million, or 4%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to an increase of $18.7 million in cost of product revenue partially offset by a decrease of $5.0 million in cost of services revenue.
The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in "Segment Results" below.

Other Operating Income
Other operating income of $24.6 million during the year ended June 30, 2020 is attributable to the remeasurement of the TRA liability as a result of the change in North Carolina state income tax law. Other operating income of $177.2 million during the year ended June 30, 2018 is attributable to the remeasurement of TRA liabilities driven by the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA that was enacted on December 22, 2017.
Operating Expenses
Operating expenses increased by $24.3 million during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase of $20.9 million in selling, general and administrative expenses, an increase of $2.2 million in amortization of intangible assets and an increase of $1.2 million in research and development expenses.
Operating expenses increased by $14.0 million, or 3%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to driven by an increase of $13.7 million in selling, general and administrative expenses.
The variances in the material factors contributing to the changes in consolidated operating expense are discussed further in "Segment Results" below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.9 million, or 5%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. Selling, general and administrative expenses increased by $13.7 million, or 3%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. The variances in the material factors contributing to the changes in consolidated selling, general and administrative expenses are discussed further in "Segment Results" below.
Research and Development
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees for technology professionals, net of capitalized labor, incurred to develop our software-related products and services. Research and development expenses increased by $1.2 million, or 100%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. Research and development remained flat during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Total capitalized labor and research and development expenditures decreased by $1.7 million to $79.0 million for the year ended June 30, 2020. Total capitalized labor and research and development expenditures increased by $4.3 million to $80.7 million for the year ended June 30, 2019. We experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development lifecycles, new product features and functionality, new technologies and upgrades to our service offerings.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased by $2.2 million, or 4%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. Amortization of purchased intangible assets remained flat during the year ended June 30, 2019 compared to the year ended June 30, 2018. The variances in the material factors contributing to the changes in consolidated amortization of purchased intangible assets are discussed further in "Segment Results" below.
Other Income (Expense), Net
Other income (expense), net increased by $10.5 million during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase of $6.8 million in equity in net income from our investments in unconsolidated affiliates and a decrease of $6.2 million in losses on disposals of long-lived assets.
Other (expense) income, net increased by $22.4 million during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to the $22.0 million loss on FFF put and call rights in the prior year and the impairment on investments recorded in the prior year.
Income Tax Expense
Income tax expense increased by $59.1 million, or 176%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase in deferred tax expense related to deferred tax remeasurement as a result of North Carolina state tax law changes.

Income tax expense decreased by $226.0 million, or 87%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. The decrease was largely driven by the tax expenses recorded in fiscal year 2018 associated with the remeasurement of deferred tax balances related to the reduction in the statutory rate from 35% to 21% as a result of the TCJA. See Note 16 - Income Taxes for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $1.1 million for the year ended June 30, 2020 primarily due to the substantial completion of the wind down of the specialty pharmacy business.
Loss from discontinued operations, net of tax was $50.6 million for year ended June 30, 2019 and primarily included the $80.4 million non-cash impairment charge related to an interim assessment of goodwill and other long-lived assets of the specialty pharmacy business that were not sold or did not have an alternative use for impairment. In addition, the loss from discontinued operations, net of tax, increased due to less revenue generated from the specialty pharmacy business during the current year due to the wind down of the business that was initiated on June 7, 2019. These increases were partially offset by the cash proceeds received from the sale. See Note 4 - Discontinued Operations and Exit Activities for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $13.2 million, or 8%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to a decrease in non-controlling ownership interest percentage in Premier LP to 41% from 51%.
Net income attributable to non-controlling interest decreased by $49.3 million, or 22%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to a decrease in non-controlling ownership interest percentage in Premier LP to 51% from 60%, as well as a decrease in Premier LP net income, which was largely driven by the increased loss from discontinued operations, net of tax in the current year.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in "Our Use of Non-GAAP Financial Measures", increased by $3.0 million, or 1%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 driven by an increase of $22.3 million in Supply Chain Services partially offset by decreases of $17.9 million and $1.4 million in Performance Services and Corporate, respectively.
Adjusted EBITDA increased by $21.5 million, or 4%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 driven by increases of $16.2 million and $5.7 million in Supply Chain Services and Performance Services, respectively, partially offset by a decrease of $0.4 million in Corporate.
The variances in the material factors contributing to the changes in consolidated Adjusted EBITDA are discussed further in "Segment Results" below.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,			Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018 (previous revenue standard)
Supply Chain Services			Previous revenue standard
Net revenue:
Net administrative fees	$670,593	$662,462	$643,839	$8,131	1%	$18,623	3%
Other services and support	12,225	8,561	7,812	3,664	43%	749	10%
Services	682,818	671,023	651,651	11,795	2%	19,372	3%
Products	269,945	184,157	172,327	85,788	47%	11,830	7%
Net revenue	952,763	855,180	823,978	97,583	11%	31,202	4%
Cost of revenue:
Services	432	228	4,844	204	89%	(4,616)	(95)%
Products	244,516	173,255	154,634	71,261	41%	18,621	12%
Cost of revenue	244,948	173,483	159,478	71,465	41%	14,005	9%
Gross profit	707,815	681,697	664,500	26,118	4%	17,197	3%
Operating expenses:
Selling, general and administrative	163,727	147,665	148,901	16,062	11%	(1,236)	(1)%
Research and development	27	—	—	27	nm	—	nm
Amortization of intangibles	22,924	17,516	17,469	5,408	31%	47	—%
Operating expenses	186,678	165,181	166,370	21,497	13%	(1,189)	(1)%
Operating income	$521,137	$516,516	$498,130	$4,621	1%	$18,386	4%
Depreciation and amortization	3,044	1,102	570
Amortization of purchased intangible assets	22,924	17,516	17,469
Acquisition & disposition related expenses	10,495	7,946	8,606
Equity in net income of unconsolidated affiliates	12,306	4,943	1,904
Other expense, net	392	6	5,172
Segment Adjusted EBITDA	$570,298	$548,029	$531,851	$22,269	4%	$16,178	3%
Net Revenue
Supply Chain Services segment revenue increased by $97.6 million, or 11%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. Supply Chain Services segment revenue increased by $31.2 million, or 4%, during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Net Administrative Fees Revenue
Net administrative fees revenue increased $8.1 million, or 1%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. Growth in net administrative fees revenue was primarily due to continuing contract penetration driven largely by the company's high-compliance portfolio programs and the addition of new contract categories and suppliers. The growth in net administrative fees was largely offset by the impact of COVID-19 during the three months ended June 30, 2020, which significantly impacted full year growth.
We anticipate lower net administrative fees in fiscal year 2021 due to the amendment and extension of GPO participation agreements and the ongoing impact from COVID-19. However, once the COVID-19 pandemic has subsided and we move into fiscal year 2022, we expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Net administrative fees revenue increased by $18.6 million, or 3%, during the year ended June 30, 2019 compared to the year ended June 30, 2018, due in part to the impact of revenue recognition under the New Revenue Standard. Net administrative fees recognized in the year ended June 30, 2019 under the Previous Revenue Standard increased $10.5 million, or 2%, over the prior year. Growth was primarily due to further contract penetration of existing members and, to a lesser degree, the impact of conversion of new members to our portfolio, partially offset by higher revenue recoveries in the prior year.
Other Services and Support Revenue
Other services and support revenue increased by $3.7 million, or 43%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due supply chain co-management fees as a result of the asset acquisition of Nexera as well as continued growth in our strategic initiatives.
Other services and support revenue increased by $0.7 million, or 10%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. Growth in service fees from our strategic initiatives of $5.4 million was offset by the impact of revenue recognition under the New Revenue Standard related to our partnership with a third party to provide pharmacy benefit management services.
Product Revenue
Product revenue increased by $85.8 million, or 47%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. The increase was primarily driven by the aggregated purchasing of personal protective equipment as a result of COVID-19 and growth in commodity products and aggregated purchasing of certain products.
Product revenue increased by $11.8 million, or 7%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. The increase was primarily driven by growth in commodity products and aggregated purchasing of certain products, partially offset by the $3.1 million impact of revenue recognition under the New Revenue Standard on distributor fees, which were historically recognized on a gross basis under the Previous Revenue Standard but are now recognized on a net basis under the New Revenue Standard.
We expect continued near-term growth of our direct sourcing product revenues due to the impact of COVID-19. Long-term, we expect our direct sourcing product revenues to continue to grow to the extent we are able to increase our product offerings, expand our product sales to existing members and additional members begin to utilize our programs.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $71.5 million, or 41%, during the year ended June 30, 2020 compared to the year ended June 30, 2019, and increased by $14.0 million, or 9%, during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Cost of services revenue remained flat during the year ended June 30, 2020 compared to the year ended June 30, 2019. Cost of services revenue decreased by $4.6 million, or 95%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to the impact of revenue recognition under the New Revenue Standard on the recognition of costs associated with our partnership with a third party to provide pharmacy benefit management services,
Cost of product revenue increased by $71.3 million, or 41%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 and increased by $18.6 million, or 12%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. These increases were both driven by higher costs associated with the aforementioned growth in direct sourcing sales, which during the year ended June 30, 2020 was significantly impacted by COVID-19. We expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Increases in cost of product revenues could reduce our gross profit as a percentage of our net revenues depending on the underlying product sales mix.
Operating Expenses
Operating expenses increased by $21.5 million, or 13%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to an increase of $16.1 million in selling, general and administrative expenses and an increase of $5.4 million in intangible asset amortization.
Operating expenses decreased by $1.2 million, or 1%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to a decrease of $1.2 million in selling, general and administrative expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $16.1 million, or 11%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 driven by increased expenses associated with current year acquisitions and expenses associated with our strategic initiatives. These increases were partially offset by a decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19.
Selling, general and administrative expenses decreased by $1.2 million during the year ended June 30, 2019 compared to the year ended June 30, 2018. Expenses decreased due to the impact of the New Revenue Standard on distributor fees associated with direct sourcing revenue and due to decreased general overhead expenses in the current year. These decreases were offset by increased expenses associated with our strategic initiatives.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets increased by $5.4 million, or 31%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 driven by additional amortization of purchased intangible assets related to acquisitions. Amortization of purchased intangible assets remained flat during the year ended June 30, 2019 compared to the year ended June 30, 2018.
As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment increased by $22.3 million, or 4%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. The increase was driven by growth in net administrative fees revenue, an increase in product revenue driven by aggregated purchasing of certain products as a result of COVID-19 and growth in commodity products, an increase in earnings from our 49% equity investment with FFF and a decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19. These increases were partially offset by an increase in operating expenses as a result of current year acquisitions as well as the significant impact of COVID-19 to the full year growth of net administrative fees revenue during the three months ended June 30, 2020.
Segment Adjusted EBITDA in the Supply Chain Services segment increased by $16.2 million, or 3%, during the year ended June 30, 2019 compared to the year ended June 30, 2018. The increase was primarily a result of growth in net administrative fees revenue and growth in service fees from our academic initiative, partially offset by a decline in gross margin associated with product revenue.

Performance Services
The following table summarizes our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,			Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018 (previous revenue standard)
Performance Services			Previous revenue standard
Net revenue:
Other services and support	$346,829	$362,458	$360,679	$(15,629)	(4)%	$1,779	—%
Services	346,829	362,458	360,679	(15,629)	(4)%	1,779	—%
Net revenue	346,829	362,458	360,679	(15,629)	(4)%	1,779	—%
Cost of revenue:
Services	187,843	182,147	182,519	5,696	3%	(372)	—%
Cost of revenue	187,843	182,147	182.519	5,696	3%	(372)	(204)%
Gross profit	158,986	180,311	178,160	(21,325)	(12)%	2,151	1%
Operating expenses:
Selling, general and administrative	140,416	130,827	114,088	9,589	7%	16,739	15%
Research and development	2,344	1,213	1,418	1,131	93%	(205)	(14)%
Amortization of intangibles	32,606	35,769	35,331	(3,163)	(9)%	438	1%
Operating expenses	175,366	167,809	150,837	7,557	5%	16,972	11%
Operating (loss) income	$(16,380)	$12,502	$27,323	$(28,882)	(231)%	$(14,821)	(54)%
Depreciation and amortization	85,950	74,812	60,476
Amortization of purchased intangible assets	32,606	35,769	35,331
Acquisition & disposition related expenses (income)	8,825	5,208	(271)
Equity in net income (loss) of unconsolidated affiliates	231	715	(730)
Other expense, net	50	141	1,300
Segment Adjusted EBITDA	$111,282	$129,147	$123,429	$(17,865)	(14)%	$5,718	5%
Net Revenue
Other services and support revenue in our Performance Services segment decreased by $15.6 million, or 4%, during the year ended June 30, 2020 compared to the year ended June 30, 2019. The decrease was primarily due to lower demand in consulting services and a decrease in revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract. These decreases were partially offset by growth in technology license contracts as a result of new enterprise license agreements.
Other services and support revenue in our Performance Services segment increased by $1.8 million during the year ended June 30, 2019 compared to the year ended June 30, 2018. The increase was driven by growth in applied sciences and cost management consulting services, as revenue is now recognized proportionally to when services are provided under the New Revenue Standard whereas revenue recognition was deferred in certain circumstances until certain performance conditions were met under the Previous Revenue Standard, as well as revenue from acquisitions, which contributed $3.7 million in growth. These increases were offset by the impact of revenue that was historically recognized on a gross basis under the Previous Revenue Standard but was recognized on a net basis under the New Revenue Standard and a decrease related to the timing of certain contracts ending in the cost management and quality and safety businesses.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Cost of services revenue in our Performance Services segment increased by $5.7 million, or 3%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to increased amortization of internally-developed software applications.

Cost of services revenue in our Performance Services segment decreased by $0.4 million during the year ended June 30, 2019 compared to the year ended June 30, 2018. An increase in amortization of internally developed software applications was offset by a decrease in salaries and benefits in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year and a decrease due to the impact of the New Revenue Standard on the recognition of certain consulting expenses which were historically recognized on a gross basis under the Previous Revenue Standard, but are now recognized on a net basis under the New Revenue Standard.
We expect cost of service revenue to increase to the extent we continue to develop new and enhance existing internally developed software applications, expand our consulting services and performance improvement collaboratives and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses increased by $7.6 million, or 5%, during the year ended June 30, 2020 compared to the year ended June 30, 2019, and increased by $17.0 million, or 11%, during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.6 million, or 7%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 driven by increased expenses associated with acquisitions, partially offset by a decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19.
Selling, general and administrative expenses increased by $16.7 million, or 15%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily driven by increased amortization of internally developed software applications, expenses associated with acquisitions and higher bad debt expense primarily due to a hospital bankruptcy.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets decreased by $3.2 million, or 9%, to $32.6 million during the year ended June 30, 2020 compared to the year ended June 30, 2019, and remained relatively flat during the year ended June 30, 2019 compared to the year ended June 30, 2018.
As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment decreased by $17.9 million, or 14%, during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily as a result of the aforementioned decrease in other services and support revenue and increase in operating expenses as a result of recent acquisitions partially offset by the decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19.
Segment Adjusted EBITDA in the Performance Services segment increased by $5.7 million, or 5%, during the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily as a result of increased other services and support revenue and decreased salaries and benefits expenses in the current year due to lower headcount as a result of staffing efficiencies implemented in the prior year, partially offset by incremental expense resulting from the acquisition in the current year and increased bad debt expense.

Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,			Change
Corporate	2020	2019	2018	2020 vs 2019		2019 vs 2018 (previous revenue standard)
Other operating income:
Remeasurement of tax receivable agreement liabilities	$24,584	$—	$177,174	$24,584	—%	$(177,174)	nm
Other operating income	24,584	—	177,174	24,584	—%	(177,174)	nm
Operating expenses:
Selling, general and administrative	155,716	160,493	162,262	(4,777)	(3)%	(1,769)	(1)%
Research and development	5	11	6	(6)	(55)%	5	83%
Operating expenses	155,721	160,504	162,268	(4,783)	(3)%	(1,764)	(1)%
Operating loss	$(131,137)	$(160,504)	$14,906	$29,367	(18)%	$(175,410)	nm
Depreciation and amortization	8,303	10,965	9,217
Stock-based compensation	21,132	29,396	29,235
Remeasurement of tax receivable agreement liabilities	(24,584)	—	(177,174)
Deferred compensation plan income	3,904	2,546	3,960
Other expense, net	4,842	1,463	4,096
Adjusted EBITDA	$(117,540)	$(116,134)	$(115,760)	$(1,406)	1%	$(374)	—%
Other Operating Income
Other operating income of $24.6 million during the year ended June 30, 2020 is attributable to the remeasurement of the TRA liability as a result of the change in North Carolina state income tax law. Other operating income of $177.2 million for the year ended June 30, 2018 represents the remeasurement of TRA liabilities driven by the 14% decrease in the U.S. federal corporate income tax rate associated with the TCJA that was enacted on December 22, 2017.
Operating Expenses
Corporate operating expenses decreased by $4.8 million, or 3%, during the year ended June 30, 2020 compared to the year ended June 30, 2019, and decreased by $1.8 million, or 1%, during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Selling, general and administrative expenses decreased by $4.8 million, or 3%, during the year ended June 30, 2020 compared to the year ended June 30, 2019, primarily due a decrease in stock-based compensation expense due to lower achievement of certain performance targets relative to the prior year and a decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19. These decreases were partially offset by an increase in technology expenses driven by software subscriptions associated with recent acquisitions.
Selling, general and administrative expenses decreased by $1.8 million, or 1%, during the year ended June 30, 2019 compared to the year ended June 30, 2018, primarily driven by decreased salaries and benefits and travel expenses, partially offset by increased depreciation of purchased software and hardware.
Adjusted EBITDA
Adjusted EBITDA decreased by $1.4 million during the year ended June 30, 2020 compared to the year ended June 30, 2019 driven by an increase in technology expenses driven by software subscriptions associated with recent acquisitions partially offset by a decrease in employee travel and meeting expenses as a result of the elimination of employee travel due to COVID-19.
Adjusted EBITDA remained relatively flat during the year ended June 30, 2019 compared to the year ended June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Our principal source of cash has historically been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and other general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of June 30, 2020 and 2019, we had cash and cash equivalents of $99.3 million and $141.1 million, respectively. As of June 30, 2020 and 2019, there was $75.0 million and $25.0 million, respectively, of outstanding borrowings under the Credit Facility. During the year ended June 30, 2020, we borrowed $400.0 million and repaid $350.0 million of borrowings under the Credit Facility, which was used to fund acquisitions during the current year, share repurchases under the fiscal 2020 stock repurchase program, and for other general corporate activities. On July 31, 2020, we repaid $25.0 million of outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, and repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020. During fiscal year 2020, we purchased an aggregate of 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total purchase price of $150.0 million under our fiscal year 2020 stock repurchase program. On August 5, 2020, our Board of Directors declared a cash dividend of $0.19 per share, payable on September 15, 2020 to stockholders of record on September 1, 2020.
During the second half of fiscal 2020, COVID-19 became a global pandemic that spread throughout the United States and much of the rest of the world. In addition to those who have been directly affected with the disease, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. The full extent to which the COVID-19 pandemic will impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in detail under "Item 1A. Risk Factors" above, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:

•
We have experienced and may continue to experience demand uncertainty from both significant increases in demand for PPE, drugs and other products related to the treatment of COVID-19 and decreases in demand for non-COVID-19 related products.

•
Our GPO member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities.

•	The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs.

•
We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us.

•
The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us.

•
In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members and suppliers.

Discussion of Cash Flows for the years ended June 30, 2020 and 2019
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$339,888	$511,938
Investing activities	(222,322)	(129,274)
Financing activities	(168,953)	(387,200)
Operating and investing activities from discontinued operations	9,636	(6,795)
Net decrease in cash and cash equivalents	$(41,751)	$(11,331)
Net cash provided by operating activities decreased by $172.1 million for the year ended June 30, 2020 compared to the year ended June 30, 2019. The decrease in cash provided by operating activities was driven by the prepaid contract administrative fee share of $93.8 million for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement. These payments were excluded from the purchase price of the Acurity and Nexera asset acquisition. As of June 30, 2020, we had capitalized $87.3 million on our Consolidated Balance Sheets and amortized $6.5 million to net revenue on our Consolidated Statements of Income and Comprehensive Income. In addition, the decrease in cash provided by operating activities was due to a decrease in our working capital primarily driven by the impact of the aggregated purchasing of personal protective equipment as a result of COVID-19, an increase in acquisition and disposition related expenses associated with certain strategic initiatives and lower profitability in our Performance Services segment. These decreases were partially offset by growth in net administrative fees revenue in our Supply Chain Services segment and the remeasurement of the TRA in the current period.
Net cash used in investing activities increased by $93.0 million for the year ended June 30, 2020 compared to the year ended June 30, 2019. The increase in cash used in investing activities was primarily due to an increase of $70.8 million in cash paid for business acquisitions in the current year compared to cash paid for business acquisitions in the prior year. This increase was partially offset by lower proceeds received during the current year of $19.1 million due to the liquidation of property and equipment in connection with our exit from specialty pharmacy operations in June 2019.
Net cash used in financing activities decreased by $218.2 million for the year ended June 30, 2020 compared to year ended June 30, 2019. The decrease in net cash used in financing activities was primarily due to an increase of $125.0 million in net borrowings under the Credit Facility, a decrease of $100.0 million in repurchases of Class A common stock under the current year stock repurchase program and a decrease of $8.9 million in distributions to limited partners of Premier LP. These decreases were partially offset by an increase in payments on the non-interest bearing notes payable to our departed member owners.
Net cash provided by operating activities attributable to discontinued operations increased by $16.2 million for the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to payments on liabilities that were outstanding as of June 30, 2019.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2020 and 2019
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2020	2019
Net cash provided by operating activities from continuing operations (a)	$427,183	$511,938
Purchases of property and equipment	(94,397)	(93,385)
Distributions to limited partners of Premier LP	(48,904)	(57,825)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)
Non-GAAP Free Cash Flow	$266,457	$342,753

(a)
Net cash provided by operating activities from continuing operations excludes the impact of the prepaid administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement and the net change in the aforementioned prepaid administrative fee share capitalized on the Consolidated Balance Sheets as of June 30, 2020.

Non-GAAP Free Cash Flow decreased by $76.3 million for the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to a decrease of $84.8 million in net cash provided by operating activities from continuing operations driven by prepayments for commodity products in response to increased demand due to COVID-19, partially offset by a decrease of $8.9 million in distributions to limited partners of Premier LP.
See "Our Use of Non-GAAP Financial Measures" above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
At June 30, 2020, we had commitments for obligations under notes payable which represented obligations to departed member owners, our noncancelable office space lease agreements and estimated payments due to limited partners under the TRA. Future payments for such commitments as of June 30, 2020 were as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Tax receivable agreement liabilities (a)(b)	$293,670	$13,689	$36,549	$39,066	$204,366
Operating lease obligations (c)	70,414	12,171	23,750	24,322	10,171
Notes payable (d)	9,200	4,560	2,360	2,280	—
Deferred consideration (e)	118,320	34,620	56,513	27,187	—
Total contractual obligations	$491,604	$65,040	$119,172	$92,855	$214,537

(a)	Estimated payments due to limited partners under the TRA are based on 85% of the estimated amount of tax savings we expect to receive, generally over a 15-year period.

(b)
On August 10, 2020, Premier exercised its right to terminate the TRA providing all former limited partners a notice of the termination and the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an "Early Termination Payment") with a determination date of August 10, 2020. The aggregate amount of the Early Termination Payments is approximately $473.5 million. Of that amount, approximately $10.6 million is payable within three business days after the date the Early Termination Payment becomes final, which is expected to be on or about September 15, 2020, to former limited partners that did not elect to execute Unit Exchange Agreements. Pursuant to the Unit Exchange Agreements, the remaining amount payable, approximately $462.9 million in the aggregate, will be paid, without interest, to former limited partners that elected to execute Unit Exchange Agreements in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025.

(c)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space.

(d)
Notes payable are non-interest bearing and represent an aggregate principal amount of $9.2 million owed to departed member owners, generally payable over five years from the respective departure dates.

(e)	Additional consideration to be paid pursuant to the Purchase Agreement for the Acurity and Nexera asset acquisition.
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
At our option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At June 30, 2020, the interest rate for one-month Eurodollar Loans was 1.162% and the interest rate for Base Rate Loans was 3.250%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2020, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP's consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2020.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, cash dividends, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, and other general corporate activities. We had $75.0 million outstanding borrowings under the Credit Facility at June 30, 2020 with $925.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On July 31, 2020, we repaid $25.0 million of outstanding borrowings under the Credit Facility.
Member-Owner TRA
Pursuant to the TRA, we will pay member owners 85% of the tax savings, if any, in U.S. federal, foreign, state and local income and franchise tax that we actually realize (or are deemed to realize, in the case of payments required to be made upon certain occurrences under the TRA) in connection with the Section 754 election. The election results in adjustments to the tax basis of the assets of Premier LP upon member owner exchanges of Class B common units of Premier LP for Class A common stock of Premier, Inc., cash or a combination of both. Tax savings are generated as a result of the increases in tax basis resulting from the initial sale of Class B common units, subsequent exchanges (pursuant to the Exchange Agreement) and payments under the TRA.
We had TRA liabilities of $293.7 million and $344.1 million as of June 30, 2020 and 2019, respectively. The change in TRA liabilities was driven by $90.1 million attributable to member departures, $24.6 million in TRA remeasurements primarily due to the change in North Carolina state income tax law and $17.5 million in TRA payments during the year ended June 30, 2020. These changes were partially offset by an increase of $81.7 million in connection with the quarterly member owner exchanges that occurred during the year ended June 30, 2020.
On August 10, 2020, Premier exercised its right to terminate the TRA by providing all former limited partners a notice of the termination and the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an "Early Termination Payment") with a determination date of August 10, 2020. The aggregate amount of the Early Termination Payments is approximately $473.5 million. Of that amount, approximately $10.6 million is payable within three business days after the date the Early Termination Payment becomes final, which is expected to be on or about September 15, 2020, to former limited partners that did not elect to execute Unit Exchange Agreements. Pursuant to the Unit Exchange Agreements, the remaining amount payable, approximately $462.9 million in the aggregate, will be paid, without interest, to former limited partners that elected to execute Unit Exchange Agreements in 18 equal quarterly installments commencing during the quarter ending March 31, 2021 and ending in the quarter ending June 30, 2025.
Stock Repurchase Program
On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our outstanding Class A common stock during fiscal year 2020 as a continuation of our balanced capital deployment strategy. During fiscal year 2020, we purchased an aggregate of 4.6 million shares of Class A common stock at an average price of $32.28 per share for a total purchase price of $150.0 million under our fiscal year 2020 stock repurchase program. In addition, during the year ended June 30, 2020, no shares of Class B common units were exchanged for cash in connection with quarterly member owner exchanges under the Exchange Agreement.
During fiscal year 2019, we purchased an aggregate of 6.7 million shares of Class A common stock at an average price of $37.38 per share for a total purchase price of $250.0 million under our fiscal year 2019 stock repurchase program.
Cash Dividends
On August 5, 2020, our Board of Directors declared a cash dividend of $0.19 per share, payable on September 15, 2020 to stockholders of record on September 1, 2020.  We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15, and September 15. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2020, we had $75.0 million outstanding borrowings under our Credit Facility. At June 30, 2020, a one-percent increase or decrease in the interest rate charged on outstanding borrowings under the Credit Facility would increase or decrease interest expense over the next 12 months by $0.8 million.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments effective July 1, 2018.
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

Valuation of Goodwill
Description of the Matter
At June 30, 2020, the Company’s goodwill was $942 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on April 1 unless an interim test is required due to the presence of indicators that goodwill may be impaired. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimates are sensitive to significant assumptions such as the amount and timing of future cash flows, perpetual growth rates, and the use of comparable market multiples of various financial measures, which are affected by expected future market or economic conditions, including increased uncertainty as of the measurement date due to the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant inputs and assumptions discussed above used in determining the reporting unit fair values.
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management’s projections. In addition, we involved our valuation specialists to assist in our evaluation of the significant assumptions described above. We evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

Investment in FFF Enterprises
Description of the Matter
As disclosed in Notes 5 and 6 to the consolidated financial statements, and pursuant to the terms of a shareholders’ agreement, the Company owns 49% of the outstanding stock of FFF Enterprises, Inc. (“FFF”). The majority shareholder of FFF holds a put right that provides such shareholder the right to require the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023. In addition, the Company has a call right that provides it the option to purchase the remaining interest in FFF after (i) a Key Man Event (as defined in Note 6) has occurred, or (ii) on January 30, 2021.
Auditing the fair value determination of the put and call rights was challenging because of the use of significant inputs and assumptions, including the forecast of FFF’s EBITDA and enterprise value over the option period, forecasted movements in the overall market, and likelihood of a Key Man Event, in determining the fair values. Changes in these inputs and assumptions could have a significant impact on the fair values of the put and call rights. Also, applying audit procedures to address the estimation uncertainty involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the relevant controls over management’s calculation of fair value. For example, we tested controls over management’s review of the inputs and assumptions discussed above used in determining the fair values of the put and call rights.
To test the estimated fair values of the put and call rights, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth and profitability assumptions to past performance of FFF and other guideline companies within the same industry. We also assessed the Company’s application of the terms of the shareholders’ agreement in its valuation methodology and agreed the terms to the inputs used in the fair value calculations. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Company and significant assumptions discussed above.

Valuation of Intangible Assets and Contingent Consideration
Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, in fiscal 2020 the Company acquired substantially all of the assets and assumed certain liabilities of Acurity, Inc. and Nexera Inc. for consideration of $203 million, including an earn-out opportunity for Acurity, Inc. of up to $30 million based upon the Company’s achievement of a range of member renewals on terms consistent with prevailing market conditions in December 2023. The Company has accounted for the acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values.
Auditing the Company’s accounting for the acquisition was complex due to the estimation uncertainty involved in determining the fair value of intangible assets of $188 million, consisting primarily of acquired member relationships of $166 million, and the fair value of contingent consideration payable to an affiliate of a limited partner in Premier Healthcare Alliance, L.P. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions. Significant assumptions used by management in the valuation of the intangible assets included the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. Significant assumptions used in the valuation of contingent consideration included estimated achievement of a range of member renewals in December 2023. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the valuation of intangible assets and contingent consideration related to the business combination. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets and contingent consideration, including management’s evaluation of underlying assumptions and estimates used to determine these fair values.
To test the estimated fair value of the intangible assets and contingent consideration, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and testing certain significant assumptions used to value the intangible assets and contingent consideration. For example, we compared the significant assumptions to current economic trends, historical results of the acquired businesses and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1991.
Raleigh, North Carolina
August 25, 2020

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Premier, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Medpricer.com, Inc., Acurity, Inc. and Nexera, Inc., and Health Design Plus, LLC, which are included in the 2020 consolidated financial statements of the Company and constituted 13% of total assets as of June 30, 2020 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Medpricer.com, Inc., and certain assets of each of Acurity, Inc. and Nexera, Inc. and Health Design Plus, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2020 consolidated financial statements of the Company and our report dated August 25, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
August 25, 2020

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2020	June 30, 2019
Assets
Cash and cash equivalents	$99,304	$141,055
Accounts receivable (net of $731 and $739 allowance for doubtful accounts, respectively)	135,063	168,115
Contract assets	215,660	205,509
Inventory	70,997	51,032
Prepaid expenses and other current assets	97,338	23,765
Current assets of discontinued operations	—	24,568
Total current assets	618,362	614,044
Property and equipment (net of $452,609 and $359,235 accumulated depreciation, respectively)	206,728	205,108
Intangible assets (net of $245,160 and $197,858 accumulated amortization, respectively)	417,422	270,722
Goodwill	941,965	880,709
Deferred income tax assets	430,025	422,014
Deferred compensation plan assets	49,175	45,466
Investments in unconsolidated affiliates	133,335	99,636
Operating lease right-of-use assets	57,823	—
Other assets	93,680	31,868
Total assets	$2,948,515	$2,569,567

Liabilities, redeemable limited partners' capital and stockholders' equity (deficit)
Accounts payable	$54,841	$54,540
Accrued expenses	53,500	82,476
Revenue share obligations	145,777	137,359
Limited partners' distribution payable	8,012	13,202
Accrued compensation and benefits	73,262	70,799
Deferred revenue	35,446	35,623
Current portion of tax receivable agreements	13,689	17,505
Line of credit and current portion of long-term debt	79,560	27,608
Other liabilities	31,987	7,113
Current liabilities of discontinued operations	—	11,797
Total current liabilities	496,074	458,022
Long-term debt, less current portion	4,640	6,003
Tax receivable agreements, less current portion	279,981	326,607
Deferred compensation plan obligations	49,175	45,466
Deferred tax liabilities	17,508	4,766
Deferred consideration	112,917	—
Operating lease liabilities, less current portion	52,990	—
Other liabilities	75,658	67,683
Total liabilities	1,088,943	908,547

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2020	June 30, 2019
Commitments and contingencies (Note 18)
Redeemable limited partners' capital	1,720,309	2,523,270
Stockholders' equity (deficit):
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 71,627,462 shares issued and outstanding at June 30, 2020 and 64,357,305 shares issued and 61,938,157 shares outstanding at June 30, 2019	716	644
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 50,213,098 and 64,548,044 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	—	—
Treasury stock, at cost; 0 and 2,419,148 shares at June 30, 2020 and June 30, 2019, respectively	—	(87,220)
Additional paid-in-capital	138,547	—
Accumulated deficit	—	(775,674)
Total stockholders' equity (deficit)	139,263	(862,250)
Total liabilities, redeemable limited partners' capital and stockholders' equity (deficit)	$2,948,515	$2,569,567
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2020	2019	2018
Net revenue:
Net administrative fees	$670,593	$662,462	$643,839
Other services and support	359,054	371,019	368,491
Services	1,029,647	1,033,481	1,012,330
Products	269,945	184,157	172,327
Net revenue	1,299,592	1,217,638	1,184,657
Cost of revenue:
Services	188,275	182,375	187,363
Products	244,516	173,255	154,634
Cost of revenue	432,791	355,630	341,997
Gross profit	866,801	862,008	842,660
Other operating income:
Remeasurement of tax receivable agreement liabilities	24,584	—	177,174
Other operating income	24,584	—	177,174
Operating expenses:
Selling, general and administrative	459,859	438,985	425,251
Research and development	2,376	1,224	1,423
Amortization of purchased intangible assets	55,530	53,285	52,801
Operating expenses	517,765	493,494	479,475
Operating income	373,620	368,514	540,359
Equity in net income of unconsolidated affiliates	12,537	5,658	1,174
Interest and investment (loss) income, net	(11,313)	(2,471)	(5,300)
Gain (loss) on FFF put and call rights	4,690	(17)	(22,036)
Other income (expense)	4,153	(3,545)	3,336
Other income (expense), net	10,067	(375)	(22,826)
Income before income taxes	383,687	368,139	517,533
Income tax expense	92,561	33,462	259,526
Net income from continuing operations	291,126	334,677	258,007
Income (loss) from discontinued operations, net of tax	1,054	(50,598)	(437)
Net income	292,180	284,079	257,570
Net income from continuing operations attributable to non-controlling interest	(161,318)	(200,907)	(224,548)
Net (income) loss from discontinued operations attributable to non-controlling interest	(498)	25,948	279
Net income attributable to non-controlling interest in Premier LP	(161,816)	(174,959)	(224,269)
Adjustment of redeemable limited partners' capital to redemption amount	468,311	(118,064)	157,581
Net income (loss) attributable to stockholders	$598,675	$(8,944)	$190,882

Comprehensive income:
Net income	$292,180	$284,079	$257,570
Less: comprehensive income attributable to noncontrolling interest	(161,816)	(174,959)	(224,269)
Comprehensive income attributable to stockholders	$130,364	$109,120	$33,301

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2020	2019	2018
Weighted average shares outstanding:
Basic	67,035	59,188	53,518
Diluted	123,614	60,269	137,340

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$8.92	$0.27	$3.57
Discontinued operations	0.01	(0.42)	0.00
Basic earnings (loss) per share attributable to stockholders	$8.93	$(0.15)	$3.57

Diluted earnings (loss) per share
Continuing operations	$2.03	$0.27	$1.37
Discontinued operations	0.01	(0.42)	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$2.04	$(0.15)	$1.36
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2017	51,943	$519	87,299	$—	—	$—	$—	$(1,662,772)	$(1,662,253)
Exchange of Class B units for Class A common stock by member owners	6,531	49	(6,531)	—	(1,649)	50,071	166,001	—	216,121
Redemption of limited partners	—	—	(432)	—	—	—	—	—	—
Decrease in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	(5,766)	—	(5,766)
Issuance of Class A common stock under equity incentive plan	623	6	—	—	—	—	8,013	—	8,019
Issuance of Class A common stock under employee stock purchase plan	82	1	—	—	—	—	2,618	—	2,619
Treasury stock	(6,418)	—	—	—	6,418	(200,129)	—	—	(200,129)
Stock-based compensation expense	—	—	—	—	—	—	29,408	—	29,408
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(5,965)	—	(5,965)
Net income	—	—	—	—	—	—	—	257,570	257,570
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(224,269)	(224,269)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(194,309)	351,890	157,581
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,277,581)	$(1,427,064)
Balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,277,581)	(1,427,064)
Impact of change in accounting principle	—	—	—	—	—	—	—	121,945	121,945
Adjusted balance at July 1, 2018	52,761	575	80,336	—	4,769	(150,058)	—	(1,155,636)	(1,305,119)
Exchange of Class B units for Class A common stock by member owners	14,764	57	(14,764)	—	(9,039)	312,971	320,753	—	633,781
Redemption of limited partners	—	—	(1,024)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	24,533	—	24,533
Issuance of Class A common stock under equity incentive plan	1,027	11	—	—	—	—	19,418	—	19,429
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	—	—	2,857	—	2,858
Treasury stock	(6,689)	—	—	—	6,689	(250,133)	—	—	(250,133)
Stock-based compensation expense	—	—	—	—	—	—	29,478	—	29,478
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,133)	—	(8,133)
Net income	—	—	—	—	—	—	—	284,079	284,079
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(174,959)	(174,959)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(388,906)	270,842	(118,064)
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	13,552	65	(13,553)	—	(7,065)	237,313	223,215	—	460,593
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	71,568	—	71,568
Issuance of Class A common stock under equity incentive plan	703	7	—	—	—	—	6,654	—	6,661
Issuance of Class A common stock under employee stock purchase plan	80	—	—	—	—	—	2,832	—	2,832
Treasury stock	(4,646)	—	—	—	4,646	(150,093)	—	—	(150,093)
Stock-based compensation expense	—	—	—	—	—	—	20,706	—	20,706
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,530)	—	(8,530)
Net income	—	—	—	—	—	—	—	292,180	292,180
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(161,816)	(161,816)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(177,898)	646,209	468,311
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended June 30,
	2020	2019	2018
Operating activities
Net income	$292,180	$284,079	$257,570
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1,054)	50,598	437
Depreciation and amortization	152,827	140,164	123,065
Equity in net income of unconsolidated affiliates	(12,537)	(5,658)	(1,174)
Deferred income taxes	67,980	11,878	233,282
Stock-based compensation	20,706	29,001	28,844
Remeasurement of tax receivable agreement liabilities	(24,584)	—	(177,174)
Impairment of held to maturity investments	8,500	—	—
(Gain) loss on FFF put and call rights	(4,690)	17	22,036
Other	853	9,443	8,583
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(121,735)	(11,100)	(27,164)
Contract assets	(8,205)	(36,549)	—
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(30,353)	40,065	36,953
Net cash provided by operating activities from continuing operations	339,888	511,938	505,258
Net cash provided by (used in) operating activities from discontinued operations	9,636	(6,599)	2,448
Net cash provided by operating activities	349,524	505,339	507,706
Investing activities
Purchases of property and equipment	(94,397)	(93,385)	(92,425)
Acquisition of businesses, net of cash acquired	(121,640)	(50,854)	—
Proceeds from sale of assets	3,632	22,731	—
Investments in unconsolidated affiliates	(10,165)	—	—
Other	248	(7,766)	—
Net cash used in investing activities from continuing operations	(222,322)	(129,274)	(92,425)
Net cash used in investing activities from discontinued operations	—	(196)	(255)
Net cash used in investing activities	(222,322)	(129,470)	(92,680)
Financing activities
Payments made on notes payable	(2,419)	(676)	(8,002)
Proceeds from credit facility	400,000	50,000	30,000
Distributions to limited partners of Premier LP	(48,904)	(57,825)	(79,255)
Payments on credit facility	(350,000)	(125,000)	(150,000)
Payments to limited partners of Premier LP related to tax receivable agreements	(17,425)	(17,975)	—
Repurchase of Class A common stock (held as treasury stock)	(150,093)	(250,133)	(200,129)
Earn-out liability payment to GNYHA Holdings	—	—	(16,662)
Other	(112)	14,409	4,673
Net cash used in financing activities	(168,953)	(387,200)	(419,375)
Net decrease in cash and cash equivalents	(41,751)	(11,331)	(4,349)
Cash and cash equivalents at beginning of year	141,055	152,386	156,735
Cash and cash equivalents at end of period	$99,304	$141,055	$152,386

PREMIER, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended June 30,
	2020	2019	2018

Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in additional paid-in-capital and accumulated deficit	$(468,311)	$118,064	$(157,581)
Decrease in redeemable limited partners' capital, with offsetting increase in common stock and additional paid-in capital related to quarterly exchanges by member owners	460,593	633,783	216,122
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	62,776	131,519	86,788
Net (decrease) increase in tax receivable agreement liabilities related to departures and quarterly exchanges by member owners and other adjustments	(8,433)	106,986	92,554
Net decrease in notes payable related to departures and quarterly exchanges by member owners and other adjustments	364	—	—
Net increase (decrease) in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	71,568	24,533	(5,766)
Deferred consideration related to acquisition of business	118,320	—	—
Non-cash additions to property and equipment	5,000	—	—
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information presented in the Notes to the Consolidated Financial Statements are as of June 30, 2020 unless otherwise specifically noted. For additional information on the impact of the subsequent events occurring after June 30, 2020, refer to Note 21 - Subsequent Events below, "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. ("Premier" or the "Company") is a publicly held, for-profit Delaware corporation owned by hospitals, health systems and other healthcare organizations (such owners of Premier are referred to herein as "member owners") located in the United States and by public stockholders. The Company is a holding company with no material business operations of its own. The Company's primary asset is its equity interest in its wholly owned subsidiary Premier Services, LLC, a Delaware limited liability company ("Premier GP"). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. ("Premier LP"), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
The Company's business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company's enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help the Company's member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 19 - Segments for further information related to the Company's reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization ("GPO") programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest clinical analytics and consulting services businesses in the United States focused on healthcare providers. The Company's software as a service ("SaaS") and licensed-based clinical analytics products utilize the Company's comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company's direct to employer initiative and insurance management services.
Acquisitions and Divestitures
Acquisition of Health Design Plus, LLC
On May 4, 2020, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. ("PHSI"), acquired 97% of the equity of Health Design Plus, LLC ("HDP") for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement, and funded with borrowings under the Credit Facility (the "HDP acquisition"). Shortly after closing, Contigo Health, LLC ("Contigo Health"), a wholly-owned subsidiary of PHSI, was merged with HDP. HDP was the surviving entity and renamed Contigo Health. The seller, University Hospitals Holdings, Inc., retained 3% of the equity in Contigo Health. HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program.
The Company has accounted for the HDP acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to intangible assets acquired was $13.9 million, primarily comprised of customer relationships and a provider network. The initial purchase price allocation for the HDP acquisition is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. Contigo Health (f/k/a HDP) is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions for further information.

Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC ("PAP") and Prince N Purchaser, LLC ("PNP"), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association ("GNYHA"), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Company's Credit Facility (as defined in Note 9 - Debt). Pursuant to the terms of the asset purchase agreement (as amended, the "Purchase Agreement"), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid during the Company's first fiscal quarter of 2021. In addition to the aggregate amount of $291.5 million, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon the Company's achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023.
After the closing of the transaction, the Company changed the names of PAP and PNP to Acurity, LLC ("Acurity") and Nexera, LLC ("Nexera"), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of the Company for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. The Company reports the operations of Acurity and Nexera as part of its Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary, Premier Supply Chain Improvement, Inc. ("PSCI"), acquired all of the outstanding capital stock in Medpricer.com, Inc. ("Medpricer") for an adjusted purchase price of $38.5 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. Recently, Medpricer changed its name to Conductiv, Inc. ("Conductiv") and is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions for further information.
Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary PHSI, acquired 100% of the outstanding capital stock in Stanson Health, Inc. ("Stanson") through a reverse subsidiary merger transaction for $51.5 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $55.4 million. Stanson is a SaaS-based provider of clinical decision support tools that are integrated directly into the electronic health record workflow to help provide real-time, patient-specific best practices at the point of care. Stanson is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions for further information.
Divestiture of Specialty Pharmacy Business - Discontinued Operations
On June 7, 2019, the Company and its consolidated subsidiaries, NS3 Health, LLC, Commcare Pharmacy - FTL, LLC, and Acro Pharmaceutical Services LLC completed the sale of prescription files and records and certain other assets used in the Company's specialty pharmacy business to ProCare Pharmacy, L.L.C., an affiliate of CVS Health Corporation, for $22.3 million. The Company also received $7.6 million related to the sale of a portion of its pharmaceutical inventory on June 10, 2019, and an additional $3.6 million on July 24, 2019 primarily in connection with the sale of its remaining pharmaceutical inventory. In addition, during the year ended June 30, 2020, the Company substantially completed its wind down and exit from the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
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
Company Structure
The Company, through Premier GP, held a 59% and 49% sole general partner interest in Premier LP at June 30, 2020 and 2019, respectively. In addition to their equity ownership interest in the Company, our member owners held a 41% and 51% limited partner interest in Premier LP at June 30, 2020 and 2019, respectively. On July 31, 2019, as a result of the Class B common unit exchange process, the Company no longer qualified for the "controlled company" exemption under NASDAQ rules, and the Company was required to comply with the general NASDAQ rules regarding board and committee composition within one year. On July 31, 2020, the Company met the NASDAQ corporate governance guidelines, including having a majority of independent directors on the Board of Directors. On August 11, 2020, we executed a corporate restructuring as described in Note 21 - Subsequent Events.
Below is a summary of the principal documents that define and regulate the governance and control relationships among Premier, Premier LP and the member owners during fiscal 2020.
LP Agreement
Pursuant to the Amended and Restated Limited Partnership Agreement, as amended ("LP Agreement"), Premier GP is the general partner of Premier LP and controls the day-to-day business affairs and decision-making of Premier LP without the approval of any other partner, subject to certain limited partner approval rights. As the sole member of Premier GP, Premier is responsible for all operational and administrative decisions of Premier LP. In accordance with the LP Agreement, subject to applicable law or regulation and the terms of Premier LP's financing agreements, Premier GP causes Premier LP to make quarterly distributions out of its estimated taxable net income to Premier GP and to the holders of Class B common units as a class in an aggregate amount equal to Premier LP's total taxable income other than net profit attributable to dispositions not in the ordinary course of business for each such quarter multiplied by the effective combined federal, state and local income tax rate then payable by Premier to facilitate payment by each Premier LP partner of taxes, if required, on its share of taxable income of Premier LP. In addition, in accordance with the LP Agreement, Premier GP may cause Premier LP to make additional distributions to Premier GP and to all limited partners holding Class B common units as a class in proportion to their respective number of units, subject to any applicable restrictions under Premier LP's financing agreements or applicable law. Premier GP will distribute any amounts it receives from Premier LP to Premier, which Premier will use to (i) pay applicable taxes, (ii) meet its obligations under the tax receivable agreement ("TRA") and (iii) meet its obligations to the member owners under the Exchange Agreement (as defined below) if they elect to convert their Class B common units for shares of its Class A common stock and Premier elects to pay some or all of the consideration to such member owners in cash.
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
TRA
Pursuant to the terms of the TRA, for as long as the member owner remains a limited partner, Premier has agreed to pay to the member owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that Premier actually realizes (or is deemed to realize, in the case of payments required to be made upon certain occurrences under the TRA) as a result of the increases in tax basis resulting from the initial sale of Class B common units by the member owners in conjunction with the IPO, as well as subsequent exchanges by such member owners pursuant to the Exchange Agreement, and of certain other tax benefits related to Premier entering into the TRA, including tax benefits attributable to payments under the TRA.
GPO Participation Agreement
Pursuant to the terms of a GPO participation agreement, each member owner will generally receive cash sharebacks, or revenue share, from Premier LP based upon purchasing by such member owner's acute and alternate site providers and other eligible non-healthcare organizations that are owned, leased or managed by, or affiliated with, each such member owner, or owned, leased, managed and affiliated facilities, through Premier's GPO supplier contracts. In general, our GPO participation agreements automatically extend for successive five-year or seven-year periods (corresponding to the length of their initial terms) unless the member owner notifies Premier LP, prior to the fourth anniversary (in the case of five-year agreements), or sixth anniversary (in the case of seven-year agreements), of the then-current term, that such member owner desires to terminate the GPO participation agreement effective upon the expiration of the then-current term.
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
The member owners' interest in Premier LP is reflected as redeemable limited partners' capital in the Company's accompanying Consolidated Balance Sheets, and the limited partners' proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP and within comprehensive income attributable to non-controlling interest in Premier LP in the Company's accompanying Consolidated Statements of Income and Comprehensive Income.
At June 30, 2020 and 2019, the member owners owned 41% and 51%, respectively, of the Company's combined Class A and Class B common stock through their ownership of Class B common stock. During the year ended June 30, 2020, the member owners exchanged 13.6 million Class B common units and associated Class B common shares for an equal number of Class A common shares pursuant to the Exchange Agreement. The Exchange Agreement provides each member owner the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units, as well as any additional Class B common units purchased by such member owner pursuant to certain rights of first refusal, for shares of Class A common stock (on a one-for-one basis subject to customary adjustments for subdivisions or combinations by split, reverse split, distribution, reclassification, recapitalization or otherwise), cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors (the "Audit and Compliance Committee"). During the year ended June 30, 2020, 13.6 million Class B common units were contributed to Premier LP, converted to Class A common units and remain outstanding. Correspondingly, 13.6 million Class B common shares were retired during the same period. For further information, see Note 13 - Earnings (Loss) Per Share.
At June 30, 2020 and 2019, the public investors, which may include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares for an equal number of Class A common shares, owned approximately 59% and 49%, respectively, of the Company's outstanding common stock through their ownership of Class A common stock.
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
The assets and liabilities of Premier LP at June 30, 2020 and 2019, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

	June 30, 2020	June 30, 2019
Assets
Current	$610,990	$603,390
Noncurrent	1,900,137	1,536,685
Total assets of Premier LP	$2,511,127	$2,140,075

Liabilities
Current	$580,430	$517,616
Noncurrent	296,801	118,032
Total liabilities of Premier LP	$877,231	$635,648
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the years ended June 30, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Premier LP net income	$359,978	$322,865	$371,131
Premier LP's cash flows, including cash flows attributable to discontinued operations, for the years ended June 30, 2020, 2019 and 2018 consisted of the following (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$339,894	$533,024	$534,643
Investing activities	(222,322)	(129,469)	(92,680)
Financing activities	(159,948)	(390,086)	(457,673)
Net (decrease) increase in cash and cash equivalents	(42,376)	13,469	(15,710)
Cash and cash equivalents at beginning of year	131,210	117,741	133,451
Cash and cash equivalents at end of year	$88,834	$131,210	$117,741

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, payables under the TRA, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
The Company accounts for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the Consolidated Statements of Income and Comprehensive Income.
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

Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for doubtful accounts. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a member's ability to pay. Provisions for the allowance for doubtful accounts attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could be further adjusted.
Contract Assets
Supply Chain Services contract assets primarily represent estimated customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Performance Services contract assets represent revenue earned for services provided but which the Company is not contractually able to bill as of the end of the respective reporting period.
Inventory
Inventory consisting of finished goods, primarily medical products, are stated at the lower of cost or net realizable values on an average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Income and Comprehensive Income for the respective period. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets' estimated useful lives. See Note 8 - Supplemental Balance Sheet Information.
Costs associated with internally developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Internal use capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software's end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally developed software of $88.3 million and $77.3 million during the years ended June 30, 2020 and 2019, respectively.
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
Intangible Assets
Definite-lived intangible assets consist primarily of member relationships, technology, customer relationships, trade names and non-compete agreements, and are amortized on a straight-line basis over their estimated useful lives. See Note 9 - Goodwill and Intangible Assets.
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
A goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. The Company determines the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
The Company's most recent annual impairment testing as of April 1, 2020 consisted of a quantitative assessment and did not result in any goodwill impairment charges. During the fourth quarter of fiscal year 2019, the Company performed an interim assessment of goodwill and other long-lived assets of its specialty pharmacy business for impairment following the announcement of the Company's commitment to sell certain assets of the specialty pharmacy business and to wind down and exit the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized on a straight-line basis, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company's contract costs are included in other assets in the Consolidated Balance Sheets, while the associated amortization related to sales commissions is included in selling, general and administrative expenses and the associated amortization related to implementation costs is included in cost of revenue in the Consolidated Statements of Income and Comprehensive Income.
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

The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion, totaling $3.4 million and $4.8 million at June 30, 2020 and 2019, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2020 and 2019. The non-current portion of the deferred compensation plan assets, totaling $49.2 million and $45.5 million at June 30, 2020 and 2019, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2020 and 2019. Realized and unrealized gains of $3.9 million, $2.5 million and $4.0 million on plan assets as of the years ended June 30, 2020, 2019 and 2018, respectively, are included in other income (expense), in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense from the change in the corresponding liability of $3.9 million, $2.5 million and $4.0 million, respectively, are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2020, 2019 and 2018, respectively.
Leases
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
TRA
The Company records TRA liabilities based on 85% of the estimated amount of tax savings the Company expects to receive, generally over a 15-year period, in connection with the additional tax benefits created in conjunction with the IPO. Absent a TRA Termination Event, tax payments under the TRA will be made to the member owners as the Company realizes tax benefits attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and any subsequent exchanges of Class B common units into Class A common stock or cash between the Company and the member owners. Determining the estimated amount of tax savings the Company expects to receive requires judgment as deductibility of goodwill amortization expense is not assured and the estimate of tax savings is dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Changes in estimated TRA liabilities that are the result of a change in tax accounting method are recorded in remeasurement of tax receivable agreement liabilities in the Consolidated Statements of Income and Comprehensive Income. Changes in estimated TRA liabilities that are related to new basis changes as a result of the exchange of Class B common units for a like number of shares of Class A common stock or as a result of departed member owners are recorded as an increase or decrease to additional paid-in capital in the Consolidated Statements of Stockholders' Equity (Deficit).
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
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements (licensing fees, subscription fees, professional fees for consulting services, etc.).
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to the Company's members. Revenue is generated through administrative fees received from suppliers and is included in service revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.

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
Other Services and Support Revenue
Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of SaaS clinical analytics products subscriptions, perpetual and term licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, third party administrator fees for the direct to employer initiative and insurance services management fees and commissions from group-sponsored insurance programs.
SaaS clinical analytics subscriptions include the right to use the Company's proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics subscriptions are generally three to five year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company's hosted SaaS clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS clinical analytics products can be fully utilized by the member.
The Company sells perpetual and term licenses that include post-contract customer support in the form of maintenance and support services. Pricing varies by application and size of healthcare system. Fees for the initial period include the license fees, implementation fees and the initial bundled maintenance and support services fees. The maintenance fees for the initial period are recognized on a straight-line basis over the remaining initial period following implementation. Subsequent renewal maintenance and support services fees are recognized on a straight-line basis over the contractually stated renewal periods. Implementation services are provided to the customer prior to the use of the software and do not involve significant customization or modification. Implementation is generally 250 to 300 days following contract execution before the licensed software products can be fully utilized by the member.
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
Third party administrator fees for our direct to employer initiative consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers on a monthly basis and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
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
Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and capitalized implementation services related to SaaS informatics products. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internal use software.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income and were $5.0 million, $4.8 million and $4.0 million for the years ended June 30, 2020, 2019 and 2018, respectively.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ("ASU 2016-13"), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. ASU 2016-13, will be effective for the Company for the fiscal year beginning July 1, 2020. The Company has performed an initial analysis on the impact of the adoption of the new standard, and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.
Adoption of ASC Topic 606
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective July 1, 2018 using the modified retrospective approach. The modified retrospective approach resulted in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at July 1, 2018 for contracts that were not complete at that date. Therefore, comparative information prior to July 1, 2018 has not been adjusted and is reported under the previous revenue standard, Topic 605.
Adoption of ASC Topic 842
The following tables summarize the impacts of adopting ASC Topic 842 on the Consolidated Balance Sheets (in thousands). See Note 18 - Commitments and Contingencies for further information.

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

(3) BUSINESS ACQUISITIONS
Acquisition of Health Design Plus, LLC
On May 4, 2020, the Company, through its consolidated subsidiary PHSI, acquired 97% of the equity of Health Design Plus, LLC ("HDP") for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program.
The Company has accounted for the HDP acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. Total fair value assigned to intangible assets acquired was $13.9 million, primarily comprised of customer relationships and a provider network. The initial purchase price allocation for the Company's acquisition of HDP is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed.
The HDP acquisition resulted in the recognition of $10.5 million of goodwill attributable to the anticipated profitability of HDP. The HDP acquisition was considered an asset purchase for tax purposes and accordingly, the goodwill is expected to be deductible for tax purposes.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. Shortly after closing, HDP was renamed Contigo Health, and is reported as part of the Performance Services segment.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company completed the Acurity and Nexera asset acquisition (the "Acurity and Nexera asset acquisition"). Pursuant to the terms of the Purchase Agreement, the Company agreed to pay an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Credit Facility. An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $5.4 million is expected to be paid to an affiliate of GNYHA during the Company's first fiscal quarter of 2021.
The Purchase Agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company's achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of June 30, 2020, the fair value of the earn-out liability was $22.7 million (see Note 6 - Fair Value Measurements).
Prior to entering into the Purchase Agreement, Acurity, Inc. agreed to provide one-time rebates to certain of its then members based on their pre-closing purchasing volume. The Company has concluded that these one-time rebates of $93.8 million will be excluded from the purchase price and capitalized as prepaid contract administrative fee share at closing. The prepaid contract administrative fee share will be treated as a reduction in the determination of net administrative fee revenue over the remaining life of the acquired contracts on the Company's consolidated financial statements. As a result, the total fair value of consideration paid as part of the acquisition totaled $202.6 million. The current and noncurrent components of the prepaid contract administrative fee share were recorded to the "Prepaid expenses and other current assets" and "Other assets" line items, respectively, on the Consolidated Balance Sheets.
At the closing of the transaction, GNYHA Purchasing Alliance, LLC unilaterally terminated its participation in the TRA, and will cease to be a limited partner of Premier LP on November 2, 2020.
The Company has accounted for the Acurity and Nexera asset acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values. Total fair value assigned to the intangible assets was $187.7 million, consisting primarily of acquired member relationships of $166.0 million. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, "Fair Value Measurement". The income approach was primarily used to value the intangible assets, consisting primarily of member relationships, customer relationships and trade names. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money.

The acquisition resulted in the recognition of $24.5 million of goodwill (see Note 9 - Goodwill and Intangible Assets) attributable to the anticipated profitability of the acquired assets of Acurity, Inc. and Nexera, Inc. The acquisition was considered an asset acquisition for tax purposes, and accordingly, the Company expects the goodwill to be deductible for tax purposes. The initial purchase price allocation for the Acurity and Nexera asset acquisition is preliminary and subject to changes in fair value valuation of the assets acquired and the liabilities assumed.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. After closing of the transaction, the Company changed the names of PAP and PNP to Acurity and Nexera, respectively. The Company reports their operations as part of the Supply Chain Services segment.
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary PSCI, acquired all of the outstanding capital stock in Medpricer for an adjusted purchase price of $38.5 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility.
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer's achievement of a revenue target for the calendar year ended December 31, 2020. As of June 30, 2020, the fair value of the earn-out liability was $1.4 million (see Note 6 - Fair Value Measurements).
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
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company's historic consolidated financial statements. Recently, Medpricer changed its name to Conductiv and is reported as part of the Supply Chain Services segment.
Acquisition of Stanson
On November 9, 2018, the Company, through its consolidated subsidiary PHSI, acquired 100% of the outstanding capital stock in Stanson through a reverse subsidiary merger transaction for $51.5 million in cash. As a result of certain purchase price adjustments provided for in the purchase agreement, the adjusted purchase price was $55.4 million. The transaction was funded with available cash on hand.
The acquisition provides the sellers and certain employees an earn-out opportunity of up to $15.0 million based on Stanson's successful commercial delivery of a SaaS tool on or prior to December 31, 2019 and achievement of certain revenue milestones for the calendar year ended December 31, 2020. As of June 30, 2020, the fair value of the earn-out liability was $9.1 million (see Note 6 - Fair Value Measurements).
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

During the fourth quarter of fiscal year 2019, due to our commitment to sell certain assets of, and wind down and exit, the specialty pharmacy business, the Company performed an interim impairment assessment of goodwill and other long-lived assets of its specialty pharmacy business. As a result, the Company recognized a non-cash impairment charge of $80.4 million during the year ended June 30, 2019, including $63.4 million related to goodwill impairment, which is recorded within discontinued operations. In addition, the Company recognized a $6.3 million loss on disposal of other Corporate long-lived assets that supported the specialty pharmacy business during the year ended June 30, 2019. This charge is included in other expense, net in the Consolidated Statements of Income and Comprehensive Income.
The Company incurred $0.9 million and $3.3 million of severance and retention expenses directly associated with the specialty pharmacy business within discontinued operations during the years ended June 30, 2020 and 2019, respectively.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at June 30, 2019 (in thousands):

June 30, 2019
Assets
Accounts receivable	$21,183
Inventory	3,385
Assets of discontinued operations	24,568

Liabilities
Accounts payable	2,255
Accrued expenses	6,630
Accrued compensation and benefits	2,373
Other current liabilities	539
Liabilities of discontinued operations	$11,797
As of June 30, 2020, there were no assets or liabilities classified as discontinued operations.
The following table summarizes the major components of net loss from discontinued operations for the years ended June 30, 2020, 2019 and 2018 (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net revenue	$—	$428,493	$476,599
Cost of revenue	—	417,524	456,294
Gross profit	—	10,969	20,305
Selling, general and administrative expense	—	23,588	18,388
Amortization of purchased intangible assets	—	2,425	2,646
Operating expenses	—	26,013	21,034
Operating loss from discontinued operations	—	(15,044)	(729)
Net (gain) loss on disposal and impairment of assets	(1,697)	61,219	—
Income (loss) from discontinued operations before income taxes	1,697	(76,263)	(729)
Income tax expense (benefit)	643	(25,665)	(292)
Income (loss) from discontinued operations, net of tax	1,054	(50,598)	(437)
Net income (loss) from discontinued operations attributable to non-controlling interest in Premier LP	(498)	25,948	279
Net income (loss) from discontinued operations attributable to stockholders	$556	$(24,650)	$(158)

(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
	June 30,		Year Ended June 30,
	2020	2019	2020	2019	2018
FFF	$109,204	$96,905	$12,299	$5,102	$6,283
Prestige	11,194	—	—	—	—
Other investments	12,937	2,731	238	556	(5,109)
Total investments	$133,335	$99,636	$12,537	$5,658	$1,174

The Company, through its consolidated subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. ("FFF") through its ownership of stock of FFF at June 30, 2020 and 2019. The Company records the fair value of the FFF put and call rights in the accompanying Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
On May 26, 2020, PSCI along with 16 limited partners of Premier LP acquired a minority interest in Prestige Ameritech, Ltd. ("Prestige"). The Company, through its consolidated subsidiary, PRAM Holdings, LLC, held a 19.9% interest in Prestige through its ownership of limited partnership units at June 30, 2020. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated investments, if any, are considered "significant subsidiaries." In evaluating these investments, there are three tests utilized to determine if any unconsolidated subsidiaries are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (unconsolidated subsidiaries in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of unconsolidated subsidiaries in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.
As of June 30, 2020, the Company had one unconsolidated subsidiary whose assets represented greater than 10% of its total assets.
As of June 30, 2020, 2019 and 2018, the Company had no control investments that exceeded 10% in any of the three tests.

The following tables show summarized unaudited financial information for FFF, which met the 10% asset test for the year ended June 30, 2020 (in thousands):

	June 30,
	2020	2019
Total current assets	$762,608	$353,612
Total non-current assets	95,444	63,508
Total current liabilities	486,210	216,471
Total non-current liabilities	273,599	124,972
Non-controlling equity	48,139	37,082

	Year Ended June 30,
	2020	2019	2018
Revenue	$1,990,282	$1,840,462	$1,715,046
Gross profit	108,733	85,232	84,431
Income from operations	35,624	21,680	26,649
Net income	22,565	11,872	13,345
Net income attributable to non-controlling interest	11,057	5,817	6,539

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Cash equivalents	$13,272	$13,272	$—	$—
Deferred compensation plan assets	52,538	52,538	—	—
Total assets	65,810	65,810	—	—
Earn-out liabilities	33,151	—	—	33,151
FFF put right	36,758	—	—	36,758
Total liabilities	$69,909	$—	$—	$69,909

June 30, 2019
Cash equivalents	$57,607	$57,607	$—	$—
FFF call right	204	—	—	204
Deferred compensation plan assets	50,229	50,229	—	—
Total assets	108,040	107,836	—	204
Earn-out liabilities	6,816	—	—	6,816
FFF put right	41,652	—	—	41,652
Total liabilities	$48,468	$—	$—	$48,468

Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets was included in prepaid expenses and other current assets ($3.4 million and $4.8 million at June 30, 2020 and 2019, respectively) in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company's equity investment in FFF, the Company entered into a shareholders' agreement on July 26, 2016, which was amended and restated on November 22, 2017. On July 29, 2019, the parties entered into a second amended and restated shareholders' agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder's interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF's majority shareholder must be made at a per share price equal to FFF's earnings before interest, taxes, depreciation and amortization ("FFF EBITDA") over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents ("Equity Value per Share"). In addition, under the second amended and restated shareholders' agreement, the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (generally defined in the amended and restated shareholders' agreement as the resignation, termination for cause, death or disability of the majority shareholder) or after January 30, 2021. As of June 30,

2020, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair values of the FFF put and call rights were determined based on the Equity Value per Share calculation using unobservable inputs, which included the estimated FFF put and call rights' expiration dates, the forecast of FFF EBITDA and enterprise value over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. Significant changes to the Equity Value per Share resulting from changes in the unobservable inputs could have a significant impact on the fair values of the FFF put and call rights.
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other income (expense) in the accompanying Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as the Medpricer and Stanson acquisitions. The earn-out liabilities were classified as Level 3 of the fair value hierarchy. The earn-out liability value for the Acurity and Nexera asset acquisition is based upon the Company's estimated achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. The earn-out liability values for the Medpricer and Stanson acquisitions were determined based on estimated future earnings and the probability of achieving them. Changes in the fair values of the earn-out liabilities were recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.
A reconciliation of the Company's FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Year ended June 30, 2020
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	204	—	(204)	—
Earn-out liabilities	6,816	26,481	146	33,151
FFF put right	41,652	—	4,894	36,758
Total Level 3 liabilities	$48,468	$26,481	$5,040	$69,909

Year ended June 30, 2019
FFF call right	$610	$—	$(406)	$204
Total Level 3 assets	610	—	(406)	204
Earn-out liabilities	—	4,548	(2,268)	6,816
FFF put right	42,041	—	389	41,652
Total Level 3 liabilities	$42,041	$4,548	$(1,879)	$48,468

Non-Recurring Fair Value Measurements
During the year ended June 30, 2020, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the acquisitions of HDP and Medpricer as well as the Acurity and Nexera asset acquisition were determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by approximately $0.2 million and $0.5 million at June 30, 2020 and 2019, respectively, based on assumed market interest rates of 1.6% and 3.4%, respectively.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 10 - Debt) approximated carrying value due to the short-term nature of these financial instruments.

(7) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. Contract assets increased by $10.2 million during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to the acceleration of revenue recognition from licensing contracts in Performance Services which represent performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed. Revenue share obligations increased by $8.4 million during the year ended June 30, 2020 compared to the year ended June 30, 2019 primarily due to the underlying revenue share arrangements associated with the Company's GPO participation agreements.
Revenue recognized during the year ended June 30, 2020 that was included in the opening balance of deferred revenue at June 30, 2019 was $29.8 million, which is a result of satisfying performance obligations within the Performance Services segment.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, SaaS subscription fees, maintenance and support fees, and professional fees for consulting services), including certain performance guarantees.
Net revenue recognized during the year ended June 30, 2020 from performance obligations that were satisfied or partially satisfied on or before June 30, 2019 was reduced by $2.3 million. The reduction in net revenue recognized was driven by $8.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business partially offset by $5.9 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue recognized during the year ended June 30, 2019 from performance obligations that were satisfied or partially satisfied on or before June 30, 2018 was $10.2 million. The net revenue recognized was driven by $6.7 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period and $3.5 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $585.8 million. The Company expects to recognize 42% of the remaining performance obligations over the next 12 months and an additional 28% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include costs associated with implementing SaaS informatics tools and sales commissions. At June 30, 2020, the Company had $18.6 million in capitalized contract costs, including $9.9 million related to implementation costs and $8.7 million related to sales commissions. The Company recognized $7.4 million of related amortization expense for the year ended June 30, 2020.
At June 30, 2019, the Company had $16.8 million in capitalized contract costs, including $8.8 million related to implementation costs and $8.0 million related to sales commissions. The Company recognized $6.4 million of related amortization expense for the year ended June 30, 2019.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted primarily of amounts due from hospital and healthcare system members for services and products. Managed services receivable consisted of amounts receivable related to fees for services provided to members to support contract negotiation and administration, claims data, rebate processing and evaluation of pharmacy formulary and utilization. Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2020	2019
Trade accounts receivable	$116,222	$113,599
Managed services receivable	19,057	54,541
Other	515	714
Total accounts receivable	135,794	168,854
Allowance for doubtful accounts	(731)	(739)
Accounts receivable, net	$135,063	$168,115

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2020	2019
Capitalized software	2-5 years	$569,298	$478,356
Computer hardware	3-5 years	63,244	59,301
Furniture and other equipment	5 years	7,913	7,810
Leasehold improvements	Lesser of estimated useful life or term of lease	18,882	18,876
Total property and equipment		659,337	564,343
Accumulated depreciation and amortization		(452,609)	(359,235)
Property and equipment, net		$206,728	$205,108

Depreciation and amortization expense related to property and equipment was $97.3 million, $86.9 million and $70.3 million for the years ended June 30, 2020, 2019 and 2018, respectively. Unamortized capitalized software costs was $159.6 million at both June 30, 2020 and 2019.
During the year ended June 30, 2019, the Company incurred a $6.3 million loss on disposal of long-lived assets associated with assets of the Corporate segment that supported the specialty pharmacy business, which were disposed in connection with the sale of certain assets and wind down and exit from the specialty pharmacy business (see Note 4 - Discontinued Operations and Exit Activities for further information). The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2020 and 2018.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2020	2019
Capitalized contract costs	$18,601	$16,757
Convertible notes receivable	—	9,045
Deferred loan costs, net	2,141	2,783
Prepaid contract administrative fee share, less current portion	67,897	—
Other	5,041	3,283
Total other long-term assets	$93,680	$31,868

Contract costs include capitalized sales commissions and implementation costs. See Note 7 - Contract Balances for further information.
The Company recorded $0.6 million, $0.6 million and $0.5 million in amortization expense on deferred loan costs during the years ended June 30, 2020, 2019 and 2018, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest and investment income, net in the Consolidated Statements of Income and Comprehensive Income.
The Company capitalized the one-time rebates pursuant to the Purchase Agreement with Acurity, Inc. as prepaid contract administrative fee share. See Note 3 - Business Acquisitions for further information.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2020	2019
FFF put right	$36,758	$41,652
Deferred rent	—	12,156
Reserve for uncertain tax positions	16,163	7,419
Earn-out liability, less current portion	22,700	5,634
Other	37	822
Total other long-term liabilities	$75,658	$67,683

Pursuant to an amended and restated shareholders' agreement entered into in connection with the Company's equity investment in FFF (see Note 5 - Investments), the majority shareholder of FFF obtained a put right that provides such shareholder the right to sell all or any portion of its interest in FFF to the Company (see Note 6 - Fair Value Measurements).

(9) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2019	$336,973	$543,736	$880,709
Acquisition of businesses and assets	50,749	10,507	61,256
June 30, 2020	$387,722	$554,243	$941,965

The initial purchase price allocations for the Company's acquisition of HDP, the Acurity and Nexera asset acquisition and the acquisition of Medpricer are preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2020	2019
Member relationships	14.7 years	$386,100	$220,100
Technology	5.6 years	164,117	164,217
Customer relationships	9.6 years	70,830	48,010
Trade names	7.5 years	24,160	16,060
Favorable lease commitments	n/a	—	11,393
Non-compete agreements	5.3 years	11,315	8,800
Other (a)	12.1 years	6,060	—
Total intangible assets		662,582	468,580
Accumulated amortization		(245,160)	(197,858)
Total intangible assets, net		$417,422	$270,722

(a)	Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
Intangible asset amortization totaled $55.5 million, $53.3 million and $52.8 million for the years ended June 30, 2020, 2019 and 2018, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2021	$43,755
2022	39,917
2023	38,602
2024	37,883
2025	34,257
Thereafter	222,008
Total amortization expense	$416,422
The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2020	2019
Supply Chain Services	$364,647	$196,241
Performance Services (a)	52,775	74,481
Total intangible assets, net	$417,422	$270,722

(a)	Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.

(10) DEBT
Long-term debt consisted of the following (in thousands):

	June 30,
	2020	2019
Credit Facility	$75,000	$25,000
Notes payable	9,200	8,611
Total debt	84,200	33,611
Less: current portion	(79,560)	(27,608)
Total long-term debt	$4,640	$6,003

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
At the Company's option, committed loans may be in the form of Eurodollar rate loans ("Eurodollar Loans") or base rate loans ("Base Rate Loans"). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that the LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At June 30, 2020, the interest rate on outstanding borrowings under the Credit Facility was 1.180%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2020, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP is not permitted to allow its consolidated total net leverage ratio (as defined in the Credit Facility) to exceed 3.75 to 1.00 for any period of four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may be increased to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at June 30, 2020.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, discretionary cash settlements of Class B unit exchanges under the Exchange Agreement, repurchases of Class A common stock pursuant to stock repurchase programs and other general corporate activities. During the year ended June 30, 2020, the Company borrowed $400.0 million and repaid $350.0 million of borrowings under the Credit Facility.

The Company had $75.0 million in outstanding borrowings under the Credit Facility at June 30, 2020 with $925.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On July 31, 2020, the Company repaid $25.0 million of outstanding borrowings under the Credit Facility.
During the year ended June 30, 2020, interest expense was $2.8 million and cash paid for interest was $2.8 million.
Notes Payable
At June 30, 2020 and 2019, the Company had $9.2 million and $8.6 million in notes payable, respectively, of which $4.6 million and $2.6 million, respectively, were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. Notes payable do not bear interest and generally have stated maturities of five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2020 are as follows (in thousands):

2021	$4,560
2022	1,416
2023	944
2024	1,546
2025	734
Total principal payments	$9,200

TRA Termination Payments
In connection with the termination of the TRA, the Company entered into certain Unit Exchange and Tax Receivable Acceleration Agreements (the "Unit Exchange Agreements") pursuant to which the Company is obligated to pay approximately $462.9 million in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. See Note 21 - Subsequent Events for further information.
(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
Redeemable limited partners' capital represents the member owners' 41% ownership of Premier LP through their ownership of Class B common units at June 30, 2020. As of June 30, 2020 and 2019, the member owners held the majority of the votes of the Board of Directors and any redemption or transfer or choice of consideration cannot be assumed to be within the control of the Company. Therefore, redeemable limited partners' capital is recorded at the greater of the book value or redemption amount per the LP Agreement (see Note 1 - Organization and Basis of Presentation for more information), and is calculated as the fair value of all Class B common units as if immediately exchangeable into Class A common shares. For the years ended June 30, 2020, 2019 and 2018, the Company recorded adjustments to the fair value of redeemable limited partners' capital as an adjustment of redeemable limited partners' capital to redemption amount in the accompanying Consolidated Statements of Income and Comprehensive Income in the amounts of $468.3 million, $(118.1) million and $157.6 million, respectively.
Redeemable limited partners' capital is classified as temporary equity in the mezzanine section of the accompanying Consolidated Balance Sheets as, pursuant to the LP Agreement, withdrawal is at the option of each member owner and the conditions of the repurchase are not solely within the Company's control. As of July 31, 2020, the limited partner's redemption feature was under the control of the Company and as a result, the fair value of redeemable limited partners' capital at July 31, 2020 will be reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid in capital as a component of permanent equity. See Note 1 - Organization and Basis of Presentation under "Company Structure" and Note 21 - Subsequent Events for further information.

The table below provides a summary of the changes in the redeemable limited partners' capital from June 30, 2017 to June 30, 2020 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2017	$(4,177)	$3,142,760	$3,138,583
Distributions applied to receivables from limited partners	1,972	—	1,972
Redemption of limited partners	—	(942)	(942)
Net income attributable to non-controlling interest in Premier LP	—	224,269	224,269
Distributions to limited partners	—	(69,770)	(69,770)
Exchange of Class B common units for Class A common stock by member owners	—	(216,121)	(216,121)
Adjustment of redeemable limited partners' capital to redemption amount	—	(157,581)	(157,581)
June 30, 2018	(2,205)	2,922,615	2,920,410
Distributions applied to receivables from limited partners	1,001	—	1,001
Redemption of limited partners	—	(1,819)	(1,819)
Net income attributable to non-controlling interest in Premier LP	—	174,959	174,959
Distributions to limited partners	—	(55,562)	(55,562)
Exchange of Class B common units for Class A common stock by member owners	—	(633,783)	(633,783)
Adjustment of redeemable limited partners' capital to redemption amount	—	118,064	118,064
June 30, 2019	(1,204)	2,524,474	2,523,270
Distributions applied to receivables from limited partners	209	—	209
Redemption of limited partners	—	(1,372)	(1,372)
Net income attributable to non-controlling interest in Premier LP	—	161,816	161,816
Non-controlling interest due to acquisition	—	9,004	9,004
Distributions to limited partners	—	(43,714)	(43,714)
Exchange of Class B common units for Class A common stock by member owners	—	(460,593)	(460,593)
Adjustment of redeemable limited partners' capital to redemption amount	—	(468,311)	(468,311)
June 30, 2020	$(995)	$1,721,304	$1,720,309

Receivables from limited partners represent amounts due from limited partners for their required capital in Premier LP. These receivables are interest bearing notes that were issued to new limited partners. These receivables are reflected as a reduction to redeemable limited partners' capital so that amounts due from limited partners for capital are not reflected as redeemable limited partnership capital until paid. No interest bearing notes receivable were executed by limited partners of Premier LP during the years ended June 30, 2020, 2019 and 2018.
During the year ended June 30, 2020, three limited partners withdrew from Premier LP. The limited partnership agreement provides for the redemption of former limited partner's Class B common units that are not eligible for exchange in the form of a five-year, unsecured, non-interest bearing term promissory note, a cash payment equal to the present value of the redemption amount, or other mutually agreed upon terms. Partnership interest obligations to former limited partners are reflected in notes payable in the accompanying Consolidated Balance Sheets. Under the Exchange Agreement, Class B common units that are eligible for exchange by withdrawing limited partners must be exchanged in the subsequent quarter's exchange process.
Premier LP's distribution policy requires cash distributions as long as taxable income is generated and cash is available to distribute on a quarterly basis prior to the 60th day after the end of each calendar quarter. The Company makes quarterly distributions to its limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. These partner distributions are based on the limited partner's ownership in Premier LP and relative participation across Premier service offerings. While these distributions are based on relative participation across Premier service offerings, they are not based directly on revenue generated from an individual partner's participation as the distributions are based on the net income (loss) of the partnership which encompasses the operating expenses of the partnership as well as participation by non-owner members in Premier's service offerings. To the extent Premier LP incurred a net loss, the limited partners would not receive a quarterly distribution. As provided in the LP Agreement, the amount of actual cash distributed may be reduced by the amount of such distributions used by limited partners to offset loans or other amounts payable to the Company.
Quarterly distributions made to limited partners during the current fiscal year are as follows (in thousands):

Date	Distribution (a)
August 22, 2019	$13,202
November 21, 2019	13,699
February 21, 2020	12,689
May 21, 2020	9,314

(a)
Distributions are equal to Premier LP's total taxable income from the preceding fiscal quarter-to-date period for each respective distribution date multiplied by the Company's standalone effective combined federal, state and local income tax rate for each respective distribution date. Premier LP expects to make a $8.0 million quarterly distribution on August 28, 2020. The distribution is reflected in limited partners' distribution payable in the accompanying Consolidated Balance Sheets at June 30, 2020.

Pursuant to the Exchange Agreement (see Note 1 - Organization and Basis of Presentation for more information), each limited partner has the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the year ended June 30, 2020, the Company recorded total reductions of $460.6 million to redeemable limited partners' capital to reflect the exchange of approximately 13.6 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 13 - Earnings (Loss) Per Share for more information). Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2019	1,310,771	$50,792
October 31, 2019	6,873,699	223,946
January 31, 2020	4,866,082	169,194
April 30, 2020	502,466	16,661
Total	13,553,018	$460,593

(12) STOCKHOLDERS' EQUITY (DEFICIT)
As of June 30, 2020, there were 71,627,462 shares of the Company's Class A common stock, par value $0.01 per share, and 50,213,098 shares of the Company's Class B common stock, par value $0.000001 per share, outstanding.
On May 7, 2019, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of the Company's Class A common stock during fiscal year 2020. The Company completed this stock repurchase program during the fiscal year ended June 30, 2020, through which 4.6 million shares of Class A common stock were purchased at an average price of $32.28 per share for a total purchase price of $150.0 million.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard (a)
Numerator for basic earnings (loss) per share:
Net income from continuing operations attributable to stockholders (b)	$598,119	$15,706	$191,040
Net income (loss) from discontinued operations attributable to stockholders	556	(24,650)	(158)
Net income (loss) attributable to stockholders	$598,675	$(8,944)	$190,882

Numerator for diluted earnings (loss) per share:
Net income from continuing operations attributable to stockholders (b)	$598,119	$15,706	$191,040
Adjustment of redeemable limited partners' capital to redemption amount	(468,311)	—	(157,581)
Net income from continuing operations attributable to non-controlling interest	161,318	—	224,548
Net income from continuing operations	291,126	15,706	258,007
Tax effect on Premier, Inc. net income (c)	(40,154)	—	(70,257)
Adjusted net income from continuing operations	$250,972	$15,706	$187,750

Net income (loss) from discontinued operations attributable to stockholders	$556	$(24,650)	$(158)
Net income (loss) from discontinued operations attributable to non-controlling interest in Premier LP	498	—	(279)
Adjusted net income (loss) from discontinued operations	$1,054	$(24,650)	$(437)

Adjusted net income (loss)	$252,026	$(8,944)	$187,313

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard (a)
Denominator for basic earnings (loss) per share:
Weighted average shares (d)	67,035	59,188	53,518

Denominator for diluted earnings (loss) per share:
Weighted average shares (d)	67,035	59,188	53,518
Effect of dilutive securities: (e)
Stock options	329	577	275
Restricted stock	248	297	295
Performance share awards	67	207	252
Class B shares outstanding	55,935	—	83,000
Weighted average shares and assumed conversions	123,614	60,269	137,340

Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$8.92	$0.27	$3.57
Basic earnings (loss) per share from discontinued operations	0.01	(0.42)	0.00
Basic earnings (loss) per share attributable to stockholders	$8.93	$(0.15)	$3.57

Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$2.03	$0.27	$1.37
Diluted earnings (loss) per share from discontinued operations	0.01	(0.42)	(0.01)
Diluted earnings (loss) per share attributable to stockholders	$2.04	$(0.15)	$1.36

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard (a)
Net income from continuing operations	$291,126	$334,677	$258,007
Net income from continuing operations attributable to non-controlling interest	(161,318)	(200,907)	(224,548)
Adjustment of redeemable limited partners' capital to redemption amount	468,311	(118,064)	157,581
Net income from continuing operations attributable to stockholders	$598,119	$15,706	$191,040

(c)
Represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings (loss) per share.

(d)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2020, 2019 and 2018.

(e)
For the year ended June 30, 2020, the effect of 0.8 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2019, the effect of 70.8 million Class B common units exchangeable for Class A common shares and 0.4 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. For the year ended June 30, 2018, the effect of 1.6 million stock options were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

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

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2019	1,310,771	62,767,860	63,274,182	49.8%/50.2%
October 31, 2019	6,873,699	55,581,646	66,552,023	46%/54%
January 31, 2020	4,866,082	50,715,564	71,066,141	42%/58%
April 30, 2020	502,466	50,213,098	71,574,119	41%/59%
July 31, 2020 (c)	69,684	50,143,414	71,724,149	41%/59%

(a)	The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)
The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program (see Note 12 - Stockholders' Equity (Deficit)) and equity incentive plan (see Note 14 - Stock-Based Compensation).

(c)	As the quarterly exchange occurred on July 31, 2020, the impact of the exchange is not reflected in the consolidated financial statements for the year ended June 30, 2020.
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 25% for the year ended June 30, 2020, 26% for the year ended June 30, 2019 and 25% for the year ended June 30, 2018, which represents the expected effective income tax rate at the time of the compensation expense deduction primarily at PHSI, and differs from the Company's current effective income tax rate which includes the impact of partnership income not subject to federal and state income taxes. See Note 16 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Pre-tax stock-based compensation expense (a)	$20,706	$29,001	$28,844
Deferred tax benefit (b)	3,014	6,296	7,124
Total stock-based compensation expense, net of tax	$17,692	$22,705	$21,720

(a)
Pre-tax stock-based compensation expense attributable to discontinued operations is not included in the above table and was $0.5 million and $0.6 million for the years ended June 30, 2019 and June 30, 2018, respectively. For the year ended June 30, 2020, there was no pre-tax stock-based compensation expense attributable to discontinued operations.

(b)
For the year ended June 30, 2020, the deferred tax benefit was reduced by $2.2 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act ("TCJA") of 2017.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the "2013 Equity Incentive Plan") provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2020, there were approximately 6.0 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2020:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2019	589,550	$37.06	1,439,815	$36.38	2,798,673	$30.22
Granted	352,465	$36.71	742,235	$36.39	—	$—
Vested/exercised	(222,592)	$33.63	(493,759)	$31.58	(232,141)	$30.58
Forfeited	(37,885)	$38.57	(81,982)	$38.71	(22,395)	$33.16
Outstanding at June 30, 2020	681,538	$37.91	1,606,309	$37.58	2,544,137	$30.17

Stock options outstanding and exercisable at June 30, 2020					2,415,033	$30.02

Restricted stock units issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either after twelve months of an employee's termination with Premier or immediately upon an employee's termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at June 30, 2020 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$12,113	1.74 years
Performance share awards	24,633	1.69 years
Stock options	245	0.23 years
Total unrecognized stock-based compensation expense	$36,991	1.7 years

The aggregate intrinsic value of stock options at June 30, 2020 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$10,859
Expected to vest	191
Total outstanding	$11,050

Exercised during the year ended June 30, 2020	$1,567

The Company estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, applying the following assumptions, and amortized expense over each option's vesting period using the straight-line attribution approach:

June 30, 2018
Expected life (a)	6 years
Expected dividend (b)	—
Expected volatility (c)	29.4% - 32.3%
Risk-free interest rate (d)	1.9% - 2.9%
Weighted average option grant date fair value	$9.48 - $11.42

(a)
The six-year expected life (estimated period of time outstanding) of stock options granted was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of Premier's employees.

(b)	At grant date, no dividends were expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate.

(c)	The expected volatility rate was based on the observed historical volatilities of comparable companies.

(d)	The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the United States Treasury as of the date of the grant.
(15) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the participant's compensation, not to exceed certain limits. The Company's 401(k) expense related to such matching of employee contributions was $10.1 million, $9.4 million and $9.4 million for the years ended June 30, 2020, 2019 and 2018, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(16) INCOME TAXES
The Company's income tax expense is attributable to the activities of the Company, PHSI, PSCI, and Premier Marketplace, LLC ("PMLLC"), all of which are subchapter C corporations and are subject to U.S. federal and state income taxes. In contrast, under the provisions of federal and state statutes, Premier LP is not subject to federal and state income taxes as the income realized by Premier LP is taxable to its partners.
On November 8, 2019, the State of North Carolina made significant changes to its income tax law, effective for tax years beginning on or after January 1, 2020. As a result, the Company remeasured its deferred tax assets and liabilities as of the enactment date and recorded income tax expense of $38.6 million as a discrete item in the Company's income tax provision during the quarter ended December 31, 2019.
Significant components of the consolidated expense for income taxes are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Current:
Federal	$11,394	$16,832	$22,103
State	12,545	4,752	4,141
Total current expense	23,939	21,584	26,244
Deferred:
Federal	35,768	10,493	232,920
State	32,854	1,385	362
Total deferred expense	68,622	11,878	233,282
Provision for income taxes	$92,561	$33,462	$259,526

The reconciliation between the Company's effective tax rate on income and the statutory tax rates of 21.0%, 21.0% and 28.1% for fiscal years ended 2020, 2019 and 2018, respectively, is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Computed tax expense	$80,814	$77,309	$145,220
Partnership income not subject to tax	(40,154)	(50,333)	(70,257)
State taxes (net of federal benefit)	7,072	9,884	12,919
Remeasurement adjustments and other permanent items	(1,570)	3,300	(53,151)
Benefit on subsidiaries treated separately for income tax purposes	(3,889)	(1,564)	(848)
Change in valuation allowance	12,472	(3,030)	(33,106)
Deferred tax remeasurement	34,447	(1,814)	256,787
Uncertain tax position	7,472	(1,417)	5,047
Other	(4,103)	1,127	(3,085)
Provision for income taxes	$92,561	$33,462	$259,526
Effective income tax rate	24.1%	9.1%	50.1%

The fiscal year 2020 effective tax rate of 24.1% differs from the statutory income tax rate of 21.0% primarily due to the remeasurement of deferred tax assets and liabilities as a result of changes to the State of North Carolina income tax law, partially offset by Premier LP income which is not subject to federal, state and local income taxes.
The fiscal year 2019 effective tax rate of 9.1% differs from the statutory income tax rate of 21.0% due to Premier LP income which is not subject to federal, state and local income taxes.
The fiscal year 2018 effective tax rate of 50.1% differs from the statutory income tax rate of 28.1% largely driven by the remeasurement of deferred tax balances due to the reduction in the statutory rate from 35% to 21% pursuant to the TCJA.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2020 and 2019 are presented below (in thousands):

	June 30,
	2020	2019
Deferred tax asset
Partnership basis differences in Premier LP	$425,365	$417,157
Stock compensation	14,026	18,321
Accrued expenses	22,878	26,682
Net operating losses and credits	89,660	61,437
Other	15,597	12,662
Total deferred tax assets	567,526	536,259
Valuation allowance for deferred tax assets	(61,241)	(48,769)
Net deferred tax assets	506,285	487,490
Deferred tax liability
Purchased intangible assets and depreciation	(64,211)	(52,585)
Accrued expenses	(9,905)	—
Other liabilities	(19,651)	(17,657)
Net deferred tax asset	$412,518	$417,248

At June 30, 2020, the Company had federal and state net operating loss carryforwards of $314.6 million and $293.5 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets are $65.9 million and $13.4 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2019 expire between the years ending June 30, 2020 through June 30, 2038 while the net operating losses generated in fiscal year 2019 and beyond can be carried forward indefinitely, until utilized. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2020, the Company had federal research and development credit carryforwards of $12.4 million. The federal credit carryforwards expire at various times between the years ended June 30, 2020 through June 30, 2039, until utilized. A valuation allowance was established as the Company believes it is more likely than not that all or a portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $61.2 million against its deferred tax assets at June 30, 2020. The valuation allowance increased by $12.4 million from the $48.8 million valuation allowance recorded as of June 30, 2019.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company's uncertain tax position reserves for the years ended June 30, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Beginning of year balance	$8,266	$18,479	$5,043
Increases in prior period tax positions	7,734	66	12,965
Decreases in prior period tax positions	(48)	(11,867)	(179)
Reductions on settlements and lapse in statute of limitations	(2,276)	(27)	(611)
Increases in current period tax positions	1,920	1,615	1,261
End of year balance	$15,596	$8,266	$18,479

If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision and effective tax rate would be impacted by $12.8 million, $6.2 million and $7.4 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2020, 2019 and 2018, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $2.5 million, $1.0 million, and $0.9 million at 2020, 2019 and 2018, respectively.
We are no longer subject to U.S. federal examination for periods ending on and before June 30, 2016. The Company made cash tax payments of $19.8 million and $26.1 million during the years ended June 30, 2020 and 2019, respectively.
(17) RELATED PARTY TRANSACTIONS
The Company's 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income and Comprehensive Income was $12.3 million, $5.1 million and $6.3 million for the years ended June 30, 2020, 2019 and 2018, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company's members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $7.4 million, $8.0 million and $7.6 million during the years ended June 30, 2020, 2019 and 2018, respectively.
(18) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $12.3 million, $11.5 million and $11.0 million for the years ended June 30, 2020, 2019 and 2018, respectively. As of June 30, 2020, the weighted average remaining lease term was 5.7 years and the weighted average discount rate was 4%.

Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2021	$12,171
2022	11,738
2023	12,012
2024	12,145
2025	12,177
Thereafter	10,171
Total future minimum lease payments	70,414
Less: imputed interest	7,567
Total operating lease liabilities (a)	$62,847

(a)	As of June 30, 2020, total operating lease liabilities included $9.9 million within other liabilities, current in the Consolidated Balance Sheets.
The following table presents the future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year prior to adoption of ASC 842 as report in the 2019 Annual Report were as follows (in thousands):

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
(19) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company's GPO, supply chain co-management and direct sourcing activities. The Performance Services segment includes the Company's clinical analytics, collaborative, consulting services, direct to employer initiative and insurance management services businesses.

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard (a)
Net revenue:
Supply Chain Services
Net administrative fees	$670,593	$662,462	$643,839
Other services and support	12,225	8,561	7,812
Services	682,818	671,023	651,651
Products	269,945	184,157	172,327
Total Supply Chain Services (b)	952,763	855,180	823,978
Performance Services (b)	346,829	362,458	360,679
Net revenue	$1,299,592	$1,217,638	$1,184,657

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (b):	2020	2019	2018 (a)
Supply Chain Services	$25,968	$18,618	$18,040
Performance Services	118,556	110,581	95,808
Corporate	8,303	10,965	9,217
Total depreciation and amortization expense	$152,827	$140,164	$123,065

Capital expenditures:
Supply Chain Services	$7,143	$10,154	$1,436
Performance Services	78,231	70,757	80,900
Corporate	9,023	12,474	10,089
Total capital expenditures	$94,397	$93,385	$92,425

	Year Ended June 30,
Total assets (c):	2020	2019
Supply Chain Services	$1,483,751	$1,111,934
Performance Services	930,968	941,183
Corporate	538,248	516,450
Total assets	$2,952,967	$2,569,567
Eliminations (d)	(4,452)	—
Total assets, net	$2,948,515	$2,569,567

(a)	The Company adopted Topic 606 effective July 1, 2018. Comparative results are presented under Topic 605. Refer to Note 2 - Significant Accounting Policies for more information.

(b)	Includes amortization of purchased intangible assets.

(c)
Total assets in Supply Chain Services includes $24.6 million as of June 30, 2019 for discontinued operations related to the specialty pharmacy business. There are no assets of discontinued operations related to the specialty pharmacy business as of June 30, 2020.

(d)	Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Non-GAAP Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles ("Non-GAAP")) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Non-GAAP Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Non-GAAP Adjusted EBITDA as the segment's net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Non-GAAP Adjusted EBITDA. Segment Non-GAAP Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Non-GAAP Adjusted EBITDA and the use of Non-GAAP financial measures, see "Our Use of Non-GAAP Financial Measures" within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to the Unaudited Segment Non-GAAP Adjusted EBITDA is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
			Previous revenue standard (a)
Income before income taxes	$383,687	$368,139	$517,533
Equity in net income of unconsolidated affiliates (a)	(12,537)	(5,658)	(1,174)
Interest and investment loss, net (b)	11,313	2,471	5,300
Gain (loss) on FFF put and call rights (c)	(4,690)	17	22,036
Other (income) expense	(4,153)	3,545	(3,336)
Operating income	373,620	368,514	540,359
Depreciation and amortization	97,297	86,879	70,264
Amortization of purchased intangible assets	55,530	53,285	52,801
Stock-based compensation (d)	21,132	29,396	29,235
Acquisition and disposition related expenses	19,319	13,154	8,335
Remeasurement of tax receivable agreement liabilities (e)	(24,584)	—	(177,174)
Equity in net income of unconsolidated affiliates (a)	12,537	5,658	1,174
Deferred compensation plan income (f)	3,904	2,546	3,960
Other income, net	5,285	1,610	10,566
Non-GAAP Adjusted EBITDA	$564,040	$561,042	$539,520

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (g)	$570,298	$548,029	$531,851
Performance Services (g)	111,282	129,147	123,429
Corporate	(117,540)	(116,134)	(115,760)
Non-GAAP Adjusted EBITDA	$564,040	$561,042	$539,520

(a)	Refer to Note 5 - Investments for further information.

(b)	Represents interest expense, net and investment income.

(c)	Refer to Note 6 - Fair Value Measurements for more information.

(d)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.4 million during each of the years ended June 30, 2020, 2019 and 2018.

(e)
The adjustments to TRA liabilities for the years ended June 30, 2020 and 2018 are primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities and the TCJA, respectively.

(f)	Represents realized and unrealized gains and dividend income on deferred compensation plan assets.

(g)	Includes intersegment revenue which is eliminated in consolidation.

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2020 and 2019 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2020
Net revenue	$302,410	$319,606	$334,823	$342,753
Gross profit	211,399	219,365	231,695	204,342
Net income from continuing operations	70,939	91,575	73,212	55,400
Income from discontinued operations, net of tax	390	614	5	45
Net income	71,329	92,189	73,217	55,445
Net income attributable to non-controlling interest in Premier LP	(41,907)	(55,704)	(35,058)	(29,147)
Adjustment of redeemable limited partners' capital to redemption amount	694,309	(480,153)	302,569	(48,414)
Net income (loss) attributable to stockholders	723,731	(443,668)	340,728	(22,116)

Weighted average shares outstanding:
Basic	62,785	64,552	69,451	71,425
Diluted	126,632	64,552	122,470	71,425

Earnings (loss) per share from continuing operations attributable to stockholders:
Basic	$11.53	$(6.88)	$4.91	$(0.31)
Diluted	$0.49	$(6.88)	$0.54	$(0.31)

Fiscal Year 2019
Net revenue	$292,602	$307,589	$301,213	$316,234
Gross profit	209,463	219,638	215,172	217,735
Net income from continuing operations	83,372	105,811	75,265	70,229
Loss from discontinued operations, net of tax	(1,399)	(1,000)	(1,463)	(46,736)
Net income	81,973	104,811	73,802	23,493
Net income attributable to non-controlling interest in Premier LP	(55,113)	(62,631)	(43,388)	(13,827)
Adjustment of redeemable limited partners' capital to redemption amount	(708,193)	651,709	235,394	(296,974)
Net (loss) income attributable to stockholders	(681,333)	693,889	265,808	(287,308)

Weighted average shares outstanding:
Basic	53,221	59,876	62,020	61,725
Diluted	53,221	133,672	129,072	61,725

(Loss) earnings per share from continuing operations attributable to stockholders:
Basic	$(12.79)	$11.60	$4.30	$(4.28)
Diluted	$(12.79)	$0.70	$0.49	$(4.28)

(21) SUBSEQUENT EVENTS
On July 31, 2020, after the resignation of three directors affiliated with the Company's GPO members, the Board of Directors consist of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company's Chief Executive Officer. Accordingly, the Company is in compliance with the NASDAQ rules regarding board and committee composition, including having a majority of independent directors on the Board of Directors. As a result, as of July 31, 2020, the limited partner's redemption feature was under the control of the Company (not the holders of Class B common units), which under the Exchange Agreement can redeem the Class B common units for cash or Class A Common Stock at their discretion. As a result, approximately $1.8 billion representing the fair value of redeemable limited partners' capital at July 31, 2020 will be reclassified from temporary equity in the mezzanine section of the consolidated balance sheet to additional paid in capital as a component of permanent equity. The Exchange Agreement was terminated in connection with the matters discussed below.
On August 11, 2020, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of August 11, 2020, by and among the Company, Premier LP and BridgeCo, LLC ("BridgeCo"), a wholly-owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, effective August 11, 2020, BridgeCo merged with and into Premier LP, with Premier LP as the surviving entity (the "Merger"). The Merger was approved by Premier GP, the general partner of Premier LP and a majority in interest of the Class B Common Units of Premier LP ("Class B Units"). Pursuant to the Merger Agreement, each of the issued and outstanding Class B Units was canceled and converted automatically into a right to receive one share of the Company's Class A common stock ("Class A Stock"). In conjunction with the Merger, all of the issued and outstanding shares of Class B Common Stock of the Company ("Class B Stock") beneficially held by limited partners of Premier LP (individually a "LP" and collectively, the "LPs") were canceled in accordance with the Company's Certificate of Incorporation. Each LP that did not consent to the Merger is entitled to statutory dissenters' rights under California law, to the extent such rights have been properly perfected.
On August 10, 2020, the Company exercised its right to terminate the TRA entered into as of September 25, 2013 and effective as of October 1, 2013 by and among the Company and the former limited partners by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA (each such amount an "Early Termination Payment") with a determination date of August 10, 2020. The valuation of the Early Termination Payment is based on average of the closing prices of a Class A Share on such exchange over the 20 trading days ending three day prior to August 10, 2020, or the determination date. The aggregate amount of the Early Termination Payments is approximately $473.5 million. Of that amount, approximately $10.6 million is payable within three business days after the date the Early Termination Payment becomes final, which is expected to be on or about September 15, 2020, to LPs that did not elect to execute a Unit Exchange Agreement. Pursuant to the Unit Exchange Agreements, the remaining amount payable, approximately $462.9 million in the aggregate, will be paid, without interest, to LPs that elected to execute a Unit Exchange Agreement in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025.
As a result of the Merger, management will record a deferred tax benefit in the amount of $300.0 million to $350.0 million resulting from the increase in amortizable tax basis goodwill resulting from the step-up from the initial sale of the Class B Stock by the member owners in conjunction with the IPO, to the fair value of the Class A Stock at the final exchange date of August 11, 2020. Management is expected to realize the cash tax savings over a 15-year period.
At the consummation of the Merger, Premier will simplify the Company's tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for tax purposes. This will result in a one-time deferred tax benefit of approximately $100.0 million to $120.0 million, which will result in a negative effective tax rate in fiscal year 2021. Subject to annual limitations, management is expecting to realize tax cash savings of approximately $20.0 million to $35.0 million annually from its ability to realize incremental benefit from its existing deferred tax assets and historical net operating losses as a result of the Merger.

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our internal control over financial reporting was effective.
Management's annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Medpricer.com, Inc., and certain assets of each of Acurity, Inc. and Nexera, Inc. and Health Design Plus, LLC, as each was acquired during the year ended June 30, 2020 and included in our consolidated financial statements as of June 30, 2020 and for the period from the acquisition date through June 30, 2020. These acquisitions accounted for combined total assets and total net revenues of 13% and 2%, respectively, of the consolidated financial statements as of and for the year ended June 30, 2020.
The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Item 1 - Election of Directors," "Corporate Governance and Board Structure," "Delinquent Section 16(a) Reports" and "Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
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
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Executive Compensation" and "Corporate Governance and Board Structure," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Security Ownership of Certain Beneficial Owners and Management" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2018. The following table sets forth certain information as of June 30, 2020 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	4,831,984	$30.17	5,955,851
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,831,984	$30.17	5,955,851

(1)
Assumes restricted stock unit (RSU), performance share (PSA) and stock option awards are paid at target. Actual shares awarded may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 14 - Stock-Based Compensation to our Consolidated Financial Statements.

(2)	This calculation only reflects outstanding stock option awards.

(3)
Reflects, as of June 30, 2020, shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions "Related Person Transactions," and "Corporate Governance and Board Structure," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2020 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption "Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm," and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents as part of this Report:
(a)     (1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets
(iii) Consolidated Statements of Income and Comprehensive Income
(iv) Consolidated Statements of Stockholders' Equity (Deficit)
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

Years Ended June 30, 2020, 2019 and 2018
(in thousands)
	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2020
Allowance for doubtful accounts	$739	669	677	$731
Deferred tax assets valuation allowance	48,769	12,472	—	61,241

Year ended June 30, 2019
Allowance for doubtful accounts	$1,841	2,277	3,379	$739
Deferred tax assets valuation allowance	58,681	(3,030)	6,882	48,769

Year ended June 30, 2018
Allowance for doubtful accounts	$1,812	1,148	1,119	$1,841
Deferred tax assets valuation allowance	91,787	(33,106)	—	58,681

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
2.1
Asset Purchase and Sale Agreement, dated May 6, 2019, by and among Commcare Pharmacy - FTL, LLC, Acro Pharmaceutical Services, LLC, NS3 Health, LLC, Premier, Inc., and ProCare Pharmacy, L.L.C. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 6, 2019)

2.1.1
First Amendment to Asset Purchase and Sale Agreement, dated June 6, 2019, by and among Commcare Pharmacy - FTL, LLC, Acro Pharmaceutical Services, LLC, NS3 Health, LLC, Premier, Inc., and ProCare Pharmacy, L.L.C. (Incorporated by reference to Exhibit 2.1.1 to our Current Report on Form 8-K filed on June 11, 2019)

2.2
Asset Purchase Agreement, dated as of February 3, 2020, by and among Prince A Purchaser, LLC, Prince N Purchaser, LLC, Acurity, Inc., Nexera, Inc., and the guarantors named therein, including Premier Healthcare Alliance, L.P. and GNYHA Management Corporation (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 4, 2020)

2.2.1
First Amendment to the Asset Purchase Agreement, dated February 26, 2020, by and among Prince A Purchaser, LLC, Prince N Purchaser, LLC, Acurity Inc. and Nexera, Inc. (Incorporated by reference to Exhibit 2.1.1 to our Current Report on Form 8-K filed on February 28, 2020)

2.3
Agreement and Plan of Merger, dated as of August 11, 2020, by and among Premier Healthcare Alliance, L.P., BridgeCo, LLC and Premier, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 11, 2020)

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of October 24, 2019 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 25, 2019)
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
4.1.1	Description of Securities*
10.1
Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of September 25, 2013 and effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2013)

10.1.1
First Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of January 27, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2014)

10.1.2
Second Amendment to Amended and Restated Limited Partnership Agreement of Premier Healthcare Alliance, L.P. entered into as of November 6, 2017 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2017)

10.2
Form of Unit Exchange and Tax Receivable Acceleration Agreement, dated as of August 10, 2020 and effective as of July 1, 2020, by and among certain limited partners of Premier Healthcare Alliance, L.P, Premier Healthcare Alliance, L.P, Premier Services, LLC and Premier, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

10.3	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2018)+
10.4
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on August 23, 2019)+

10.5
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2019)+

10.6
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on August 23, 2018)+

10.7
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.8	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 5, 2020 *+

Exhibit No.	Description
10.9
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.10
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.11
Senior Executive Employment Agreement dated as of September 13, 2013 by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.12
Executive Employment Agreement dated as of September 11, 2013, by and between Kelli Price and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1, Amendment No. 2, filed on September 25, 2013)+

10.13
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

10.15
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.16	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2020 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2020)+
10.17
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.18
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.19	Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective August 4, 2020)*+
10.20	Premier Healthcare Solutions, Inc. Amended and Restated Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 *+
10.21
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

21	Subsidiaries of the Company*
23	Consent of Ernst &Young LLP, Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PREMIER, INC.
By:	/s/ SUSAN D. DEVORE
Name:	Susan D. DeVore
Title:	Chief Executive Officer
Date:	August 25, 2020

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

Signature	Capacity	Date

/s/ SUSAN D. DEVORE Susan D. DeVore	Chief Executive Officer and Director (principal executive officer)	August 25, 2020

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)	August 25, 2020

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 25, 2020

/s/ JOHN T. BIGALKE John T. Bigalke	Director	August 25, 2020

/s/ HELEN M. BOUDREAU Helen M. Boudreau	Director	August 25, 2020

/s/ STEPHEN R. D'ARCY Stephen R. D'Arcy	Director	August 25, 2020

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 25, 2020

/s/ PETER S. FINE Peter S. Fine	Director	August 25, 2020

/s/ DAVID H. LANGSTAFF David H. Langstaff	Director	August 25, 2020

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 25, 2020

/s/ MARC D. MILLER Marc D. Miller	Director	August 25, 2020

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 25, 2020

/s/ SCOTT REINER Scott Reiner	Director	August 25, 2020

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 25, 2020

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 25, 2020

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 25, 2020