Form 10-Q
period 2020-09-30
Premier, Inc.
filed 2020-11-03
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(704) 357-0022
(Registrant’s telephone number, including area code)
 __________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	PINC	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of October 29, 2020, there were 122,100,488 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	the impact of the continuing financial and operational uncertainty due to the coronavirus pandemic or other pandemics;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	consolidation in the healthcare industry;

•	potential delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;

•	the impact on us if members of our group purchasing organization (“GPO”) programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;

•	the rate at which the markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services develop;

•	the dependency of our members on payments from third-party payers;

•	our reliance on administrative fees that we receive from GPO suppliers;

•	our ability to maintain third-party provider and strategic alliances or enter into new alliances;

•	our ability to timely offer new and innovative products and services;

•	the portion of revenues we receive from our largest members;

•	risks and expenses related to future acquisition opportunities and integration of acquisitions;

•	financial and operational risks associated with non-controlling investments in other businesses or other joint ventures that we do not control, particularly early-stage companies;

•	potential litigation;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;

•
the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	our use of “open source” software;

•	our dependency on contract manufacturing facilities located in various parts of the world;

•	inventory risk we face in the event of a potential material price decline for the personal protective equipment products we may have purchased at elevated market prices;

•	our ability to attract, hire, integrate and retain key personnel;

•	adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;

•	potential sales and use tax liability in certain jurisdictions;

•	changes in tax laws that materially impact our tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability;

•	our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our existing long-term credit facility at maturity;

•	fluctuation of our quarterly cash flows, revenues and results of operations;

•
changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010;

•	our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;

•	interpretation and enforcement of current or future antitrust laws and regulations;

•	compliance with complex federal and state privacy, security and breach notification laws;

•	compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration applicable to our software applications that may be considered medical devices;

•	our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. (“Premier LP”);

•	different interests among our GPO members or between us and our GPO members;

•	the ability of our GPO members to exercise significant influence over us;

•	the terms of agreements between us and our GPO members;

•
the impact of payments required under the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) on our overall cash flow and our ability to fully realize the expected tax benefits to match such fixed payment obligations under the Unit Exchange Agreements;

•	provisions in our certificate of incorporation and bylaws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;

•	the impact to us or the price of our Class A common stock if we cease paying dividends or reduce dividend payments from current levels;

•	the number of shares of Class A common stock repurchased by us pursuant to any Class A common stock repurchase program and the timing of any such repurchases;

•	the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 restructuring and the potential impact of such sales; and

•
the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).

More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly-captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com/ (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Certain Definitions
For periods prior to August 11, 2020, references in this Quarterly Report to "member owners" are to the participants in our GPO program that were also limited partners of Premier LP that held Class B Common Units of Premier LP and shares of our Class B Common Stock. For periods after August 11, 2020, references in this Quarterly Report to "member owners" are to the participants in our GPO program that, to our knowledge, hold shares of our Class A Common Stock. For periods on or after August 11, 2020, references in this Quarterly Report to "GPO member(s)" are to participants in our GPO program, including member owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2020	June 30, 2020
Assets
Cash and cash equivalents	$120,416	$99,304
Accounts receivable (net of $1,984 and $731 allowance for doubtful accounts, respectively)	131,783	135,063
Contract assets	245,099	215,660
Inventory	143,305	70,997
Prepaid expenses and other current assets	77,450	97,338
Total current assets	718,053	618,362
Property and equipment (net of $469,767 and $452,609 accumulated depreciation, respectively)	214,166	206,728
Intangible assets (net of $258,364 and $245,160 accumulated amortization, respectively)	404,218	417,422
Goodwill	942,870	941,965
Deferred income tax assets	827,676	430,025
Deferred compensation plan assets	50,499	49,175
Investments in unconsolidated affiliates	139,263	133,335
Operating lease right-of-use assets	55,316	57,823
Other assets	89,522	93,680
Total assets	$3,441,583	$2,948,515

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$68,213	$54,841
Accrued expenses	46,560	53,500
Revenue share obligations	170,345	145,777
Limited partners' distribution payable	—	8,012
Accrued compensation and benefits	50,076	73,262
Deferred revenue	33,607	35,446
Current portion of tax receivable agreements	—	13,689
Current portion of notes payable to members	67,837	—
Line of credit and current portion of long-term debt	154,372	79,560
Other liabilities	77,054	31,987
Total current liabilities	668,064	496,074
Long-term debt, less current portion	4,640	4,640
Tax receivable agreements, less current portion	—	279,981
Notes payable to members, less current portion	371,130	—
Deferred compensation plan obligations	50,499	49,175
Deferred tax liabilities	—	17,508
Deferred consideration, less current portion	83,700	112,917
Operating lease liabilities, less current portion	50,545	52,990
Other liabilities	78,424	75,658
Total liabilities	1,307,002	1,088,943
Commitments and contingencies (Note 16)
Redeemable limited partners' capital	—	1,720,309
Stockholders' equity:

	September 30, 2020	June 30, 2020
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 122,080,741 shares issued and outstanding at September 30, 2020 and 71,627,462 shares issued and outstanding at June 30, 2020	1,221	716
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 0 and 50,213,098 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	—	—
Additional paid-in-capital	2,012,047	138,547
Retained earnings	121,313	—
Total stockholders' equity	2,134,581	139,263
Total liabilities, redeemable limited partners' capital and stockholders' equity	$3,441,583	$2,948,515
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Net revenue:
Net administrative fees	$132,645	$172,403
Other services and support	98,827	81,886
Services	231,472	254,289
Products	115,415	48,121
Net revenue	346,887	302,410
Cost of revenue:
Services	38,750	47,536
Products	113,428	43,475
Cost of revenue	152,178	91,011
Gross profit	194,709	211,399
Operating expenses:
Selling, general and administrative	123,954	113,929
Research and development	576	379
Amortization of purchased intangible assets	13,204	13,044
Operating expenses	137,734	127,352
Operating income	56,975	84,047
Equity in net income of unconsolidated affiliates	5,927	3,607
Interest and investment (loss) income, net	(2,119)	476
Loss on FFF put and call rights	(1,919)	(7,839)
Other income	3,683	262
Other income (expense), net	5,572	(3,494)
Income before income taxes	62,547	80,553
Income tax (benefit) expense	(118,138)	9,614
Net income from continuing operations	180,685	70,939
Income from discontinued operations, net of tax	—	390
Net income	180,685	71,329
Net income from continuing operations attributable to non-controlling interest	(11,845)	(41,710)
Net income from discontinued operations attributable to non-controlling interest	—	(197)
Net income attributable to non-controlling interest in Premier LP	(11,845)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	(26,685)	694,309
Net income attributable to stockholders	$142,155	$723,731

Comprehensive income:
Net income	180,685	71,329
Less: comprehensive income attributable to noncontrolling interest	(11,845)	(41,907)
Comprehensive income attributable to stockholders	$168,840	$29,422

Weighted average shares outstanding:
Basic	99,575	62,785
Diluted	100,130	126,632

	Three Months Ended
	September 30,
	2020	2019
Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$1.43	$11.53
Diluted earnings per share attributable to stockholders	$1.42	$0.49
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three Months Ended September 30, 2020 and 2019
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	—	—	180,685	180,685
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	—	—	(502)	—	—
Early Termination Payments to former member owners	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	$1,221	—	$—	—	$—	$2,012,047	$121,313	2,134,581

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B common units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	$649	62,455	$—	2,163	$(75,611)	$—	$(39,894)	(114,856)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2020	2019
Operating activities
Net income	$180,685	$71,329
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(390)
Depreciation and amortization	30,678	37,579
Equity in net income of unconsolidated affiliates	(5,927)	(3,607)
Deferred income taxes	(129,543)	(1,985)
Stock-based compensation	7,229	3,704
Remeasurement of tax receivable agreement liabilities	—	4,674
Loss on FFF put and call rights	1,919	7,839
Other	201	2,562
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(45,469)	6,972
Contract assets	(29,568)	(8,768)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	20,577	(23,830)
Net cash provided by operating activities from continuing operations	30,782	96,079
Net cash provided by operating activities from discontinued operations	—	11,196
Net cash provided by operating activities	30,782	107,275
Investing activities
Purchases of property and equipment	(24,982)	(21,983)
Investments in unconsolidated affiliates	—	(4,665)
Proceeds from sale of assets	—	3,632
Other	29	(5,250)
Net cash used in investing activities	(24,953)	(28,266)
Financing activities
Payments made on notes payable	(188)	(1,513)
Proceeds from credit facility	100,000	—
Payments on credit facility	(25,000)	(25,000)
Distributions to limited partners of Premier LP	(9,949)	(13,202)
Payments to limited partners of Premier LP related to tax receivable agreements	(24,218)	(17,425)
Cash dividends paid	(23,195)	—
Repurchase of Class A common stock (held as treasury stock)	—	(31,123)
Other	(2,167)	(6,557)
Net cash provided by (used in) financing activities	15,283	(94,820)
Net increase (decrease) in cash and cash equivalents	21,112	(15,811)
Cash and cash equivalents at beginning of year	99,304	141,055
Cash and cash equivalents at end of period	$120,416	$125,244
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly-held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly-owned subsidiary Premier Services, LLC, a Delaware limited liability company (“Premier GP”). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. (“Premier LP”), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
The Company’s business model and solutions are designed to provide its members access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company’s enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help the Company’s member organizations succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 17 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest clinical analytics and consulting services businesses in the United States focused on healthcare providers. The Company’s software as a service (“SaaS”) and licensed-based clinical analytics products utilize the Company’s comprehensive data set to provide actionable intelligence to its members, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company’s direct to employer initiative and insurance management services.
Company Structure and Restructuring
The Company, through Premier GP, the sole general partner of Premier LP, and Premier Services II, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and the sole limited partner of Premier LP, held 100% interest in Premier LP at September 30, 2020. At June 30, 2020, the Company held 59% sole general partner interest in Premier LP. In addition to their equity ownership interest in the Company, our member owners held a 0% and 41% limited partner interest in Premier LP at September 30, 2020 and June 30, 2020, respectively. On July 31, 2020, after the resignation of three directors affiliated with the Company’s GPO members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors, as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity.
On August 11, 2020, the Company entered into an Agreement and Plan of Merger dated as of August 11, 2020 (the “Merger Agreement”), by and among the Company, Premier LP and BridgeCo, LLC (“BridgeCo”), a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, effective August 11, 2020, (i) BridgeCo merged with and into Premier LP, with Premier LP being the surviving entity (the “Merger”), and (ii) each of the issued and outstanding Class B common units was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock. In conjunction with the Merger, all of the issued and outstanding shares of Class B common stock of the Company beneficially held by the former limited partners of Premier LP (individually a “LP” and collectively, the “LPs”) were canceled in accordance with the Company’s Certificate of Incorporation. No statutory dissenters’ rights were exercised in connection with the Merger. The exchange agreement (“Exchange Agreement”), which allowed the Company to redeem Class B common units for cash or Class A common stock at its discretion, was terminated in connection with the restructuring activity discussed above.

Furthermore, on August 10, 2020, the Company exercised its right to terminate the Tax Receivable Agreement (“TRA”). See Note 9 - Debt and Notes Payable and Note 14 - Income Taxes for further information.
Basis of Presentation and Consolidation
Basis of Presentation
At September 30, 2020, the Company was wholly-owned by public investors, which include member owners that received shares of Class A Stock in connection with the aforementioned restructuring as well previous exchanges of Class B common units and associated Class B common stock.
At June 30, 2020, the member owners’ interest in Premier LP is reflected as redeemable limited partners’ capital in the Company’s accompanying Condensed Consolidated Balance Sheets, and the limited partners’ proportionate share of income in Premier LP is reflected within net income attributable to non-controlling interest in Premier LP and within comprehensive income attributable to non-controlling interest in Premier LP in the Company’s accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
At June 30, 2020, public investors, which include member owners that have received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares, owned 59% of the Company’s outstanding common stock through their ownership of Class A common stock. The member owners owned 41% of the Company’s combined Class A and Class B common stock through their ownership of Class B common stock.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring adjustments. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2020 Annual Report.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in stockholders' equity	$26,685	$(694,309)
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	(2,437)	(50,792)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	331	7,140
Net increase in deferred tax assets related to final exchange by member owners	284,852	—
Reclassification of redeemable limited partners' capital to additional paid in capital	1,754,607	—
Decrease in additional paid-in capital related to notes payable to members, net of discounts	438,967	—
Increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	37,319	12,272
Increase in additional paid-in capital related to final exchange by member owners	517,526	—
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	—	4,526
Accrued dividend equivalents	186	—

Variable Interest Entities
At September 30, 2020, as a result of the aforementioned restructuring, Premier LP no longer meets the definition of a variable interest entity (“VIE”), as defined in Accounting Standards Codification (“ASC”) Topic 810. The results of operations of Premier LP are included in the consolidated financial statements.
At June 30, 2020, Premier LP was a VIE as the limited partners did not have the ability to exercise a substantive removal right with respect to the general partner. The Company, through Premier GP, had the exclusive power and authority to manage the business and affairs of Premier LP, to make all decisions with respect to driving the economic performance of Premier LP, and had both an obligation to absorb losses and a right to receive benefits. As such, the Company was the primary beneficiary of the VIE and consolidated the operations of Premier LP under the Variable Interest Model.
The assets and liabilities of Premier LP at June 30, 2020, including assets and liabilities of discontinued operations, consisted of the following (in thousands):

June 30, 2020
Assets
Current	$610,990
Noncurrent	1,900,137
Total assets of Premier LP	$2,511,127

Liabilities
Current	$580,430
Noncurrent	296,801
Total liabilities of Premier LP	$877,231

Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three months ended September 30, 2019 was as follows (in thousands):

Three Months Ended September 30, 2019
Premier LP net income	$84,140
Premier LP’s cash flows, including cash flows attributable to discontinued operations, for the three months ended September 30, 2019 consisted of the following (in thousands):

Three Months Ended September 30, 2019
Net cash provided by (used in):
Operating activities	$92,634
Investing activities	(28,266)
Financing activities	(79,150)
Net decrease in cash and cash equivalents	(14,782)
Cash and cash equivalents at beginning of year	131,210
Cash and cash equivalents at end of period	$116,428

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for doubtful accounts, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2020 Annual Report, except as described below.
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for expected credit losses. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member base and age of the receivable balances, both individually and in the aggregate. As receivables are generally due within one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, we will monitor economic conditions on a quarterly basis to determine if any adjustments are deemed necessary. Provisions for the allowance for expected credit losses attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could be further adjusted.
Contract Assets
Supply Chain Services contract assets represents estimated customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Performance Services contract assets represents revenue earned for services provided but which the company is not contractually able to bill as of the end of the respective reporting period. Historically, we have not recognized a provision for contract assets. Under ASC Topic 326, we include Performance Services’ contract assets in our reserving process and assess the risk of loss similar to our methodology of the Company’s receivables, since the contract assets are reclassified to receivables when we become entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. The Company adopted ASU 2016-13 effective July 1, 2020 on a modified retrospective basis which resulted in an adjustment to retained earnings. The implementation of ASU 2016-13 did not have a material effect on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”), which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU 2018-13 effective July 1, 2020 and has updated the financial statements accordingly to reflect the updates in the disclosure requirements (see Note 6 - Fair Value Measurements).
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other-Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, (“ASU 2018-15”), which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. The Company adopted ASU 2018-15 effective July 1, 2020 on a prospective basis. The implementation of ASU 2018-15 did not have a material effect on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ("ASU 2020-04"), which provides optional expedients for contract modification that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Additionally, ASU 2020-04 allows companies to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity at any time between March 12, 2020 and December 21, 2022. The amendments are effective during the period of March 12, 2020 through December 31, 2022. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of Health Design Plus, LLC
On May 4, 2020, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Company’s Credit Facility (as defined below). The initial purchase price allocation is preliminary and subject to changes in the fair value of working capital.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”). The Company agreed to pay an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Credit Facility. An additional $120.0 million will be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $4.7 million was paid to GNYHA during the three months ended September 30, 2020.
In addition, the asset purchase agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of September 30, 2020, the fair value of the earn-out liability was $22.7 million (see Note 6 - Fair Value Measurements).

Prior to entering into the Purchase Agreement, Acurity, Inc. agreed to provide one-time rebates of $93.8 million to certain of its then members based on their pre-closing purchasing volume. The Company concluded that these one-time rebates should be excluded from the purchase price and capitalized as prepaid contract administrative fee share at closing. As a result, the total fair value of consideration paid as part of the acquisition totaled $202.6 million.
The purchase price allocation was finalized during the three months ended September 30, 2020.
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary Premier Supply Chain Improvement, Inc (“PSCI”), acquired all of the outstanding capital stock in Medpricer.com, Inc. (“Medpricer”) for an adjusted purchase price of $38.5 million. The transaction was funded with borrowings under the Credit Facility.
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer’s achievement of a revenue target for the calendar year ended December 31, 2020. As of September 30, 2020, the fair value of the earn-out liability was $0.3 million.
The purchase price allocation was finalized during the three months ended September 30, 2020.
(4) DISCONTINUED OPERATIONS AND EXIT ACTIVITIES
In connection with the sale of certain assets and wind down and exit from the specialty pharmacy business, the Company met the criteria for classifying certain assets and liabilities of its specialty pharmacy business as a discontinued operation as of June 30, 2019. Prior to its classification as a discontinued operation, the specialty pharmacy business was included as part of the Supply Chain Services segment.
As of September 30, 2020, the Company had completed the wind down and exit from the specialty pharmacy business and had no net income or loss from discontinued operations for the three months ended September 30, 2020.
The following table summarizes the major components of net income from discontinued operations (in thousands):

Three Months Ended September 30, 2019
Net revenue	$—
Cost of revenue	—
Gross profit	—
Selling, general and administrative expense	1,936
Operating expenses	1,936
Operating loss from discontinued operations	(1,936)
Net gain on disposal of assets	2,409
Income from discontinued operations before income taxes	473
Income tax expense	83
Income from discontinued operations, net of tax	390
Net income from discontinued operations attributable to non-controlling interest in Premier LP	(197)
Net income from discontinued operations attributable to stockholders	$193

(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended September 30,
	September 30, 2020	June 30, 2020	2020	2019
FFF	$113,778	$109,204	$4,574	$3,605
Prestige	12,246	11,194	1,052	—
Other investments	13,239	12,937	301	2
Total investments	$139,263	$133,335	$5,927	$3,607

The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at September 30, 2020 and June 30, 2020. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through PSCI along with 16 health systems hold a minority interest in Prestige Ameritech Ltd. (“Prestige”). The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige through its ownership of limited partnership units at September 30, 2020. The Company owns approximately 26% of the membership interest of PRAM. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables provide for the periods presented a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2020	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	53,904	53,904	—	—
Total assets	53,979	53,979	—	—
Earn-out liabilities	23,017	—	—	23,017
FFF put right	38,677	—	—	38,677
Total liabilities	$61,694	$—	$—	$61,694

June 30, 2020	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,272	$13,272	$—	$—
Deferred compensation plan assets	52,538	52,538	—	—
Total assets	65,810	65,810	—	—
Earn-out liability	33,151	—	—	33,151
FFF put right	36,758	—	—	36,758
Total liabilities	$69,909	$—	$—	$69,909

Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($3.4 million at September 30, 2020 and June 30, 2020) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company’s equity investment in FFF, the Company entered into a shareholders’ agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF’s majority shareholder must be made at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents (“Equity Value per Share”). In addition, in the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after (i) the date of a Key Man Event or (ii) January 30, 2021. As of September 30, 2020 and June 30, 2020, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair values of the FFF put and call rights were determined using a Monte Carlo simulation in a risk-neutral framework based on the Equity Value per Share calculation using unobservable inputs, which included the estimated FFF put and call rights’ expiration dates, the forecast of FFF’s EBITDA and enterprise value over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. FFF’s enterprise value over the option period was valued utilizing expected annual EBITDA and Revenue growth rates, among other assumptions. The resulting FFF enterprise value was an assumption utilized in the valuation of the put and call rights. Significant increases to weighted average cost of capital, business enterprise value, correlation and credit spread could significantly decrease the liability while a significant increase to asset volatility, EBITDA growth rate and revenue growth rate could significantly increase the liability.
The Company utilized the following assumptions to estimate the fair value of FFF Put and Call Rights:

	September 30, 2020	June 30, 2020
Annual EBITDA Growth Rate	2.5-26.5%	2.5-26.5%
Annual Revenue Growth Rate	1.4-14.4%	1.4-14.4%
Correlation	80.0%	80.0%
Weighted Average Cost of Capital	14.5%	14.5%
Asset Volatility	29.0%	28.0%
Credit Spread	1.4%	1.7%

The significant assumptions using the Monte Carlo simulation approach for valuation of the Put and Call Rights are:

(i)	Annual EBITDA Growth Rate: The forecasted EBITDA growth range over 7 years;

(ii)	Annual Revenue Growth Rate: The forecasted Revenue growth range over 7 years;

(iii)	Correlation: The estimated correlation between future Business Enterprise Value and EBITDA of FFF;

(iv)	Weighted Average Cost of Capital: The expected rate paid to security holders to finance debt and equity;

(v)	Asset volatility: Based on the asset volatility of guideline public companies in the healthcare industry; and

(vi)	Credit Spread: Based on term-matched BBB yield curve.
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as the Stanson Health, Inc. (“Stanson”) and Medpricer acquisitions. The earn-out liabilities associated with the Acurity and Nexera asset acquisition and the Medpricer acquisition were classified as Level 3 of the fair value hierarchy. The earn-out associated with the Stanson acquisition is no longer measured at fair value as of September 30, 2020 given Management’s anticipation of Stanson achieving all of the requirements in order to obtain the full pay out of the earn-out.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the respective acquisition agreement. The Acurity and Nexera earn-out liabilities utilized a credit spread of 1.0% at September 30, 2020 and June 30, 2020. As of September 30, 2020 and June 30, 2020, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at September 30, 2020 and June 30, 2020 is $22.7 million.
Acurity and Nexera Earn-out (a)

Input Assumptions	As of September 30, 2020	As of June 30, 2020
Probability of Transferred Member Renewal Percentage < 50%	5.0%	5.0%
Probability of Transferred Member Renewal Percentage between 50% and 65%	10.0%	10.0%
Probability of Transferred Member Renewal Percentage between 65% and 80%	25.0%	25.0%
Probability of Transferred Member Renewal Percentage > 80%	60.0%	60.0%
Credit Spread	1.0%	1.0%

(a)	The Acurity and Nexera Earn-out was initially valued as of February 28, 2020.
A reconciliation of the Company’s FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (b)	Gain (Loss)	Ending Balance
Three months ended September 30, 2020
Earn-out liabilities	33,151	(9,073)	1,061	23,017
FFF put right	36,758	—	(1,919)	38,677
Total Level 3 liabilities	$69,909	$(9,073)	$(858)	$61,694

Three months ended September 30, 2019
FFF call right	$204	$—	$(152)	$52
Total Level 3 assets	204	—	(152)	52
Earn-out liabilities	6,816	—	(2,574)	9,390
FFF put right	41,652	—	(7,687)	49,339
Total Level 3 liabilities	$48,468	$—	$(10,261)	$58,729

(b)	Purchases (Settlements) include 100% of the Stanson earn-out, which has been earned but not yet paid as of September 30, 2020.
Non-Recurring Fair Value Measurements
During the three months ended September 30, 2020, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, the Company recorded notes payable to members resulting from the deferral of the early termination payments associated with the termination of the TRA as part of the August 2020 restructuring. These notes include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 9 - Debt and Notes Payable).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.2 million at September 30, 2020 and June 30, 2020, based on assumed market interest rates of 1.6% for both periods.

Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2020 that was included in the opening balance of deferred revenue at June 30, 2020 was $9.1 million, which is a result of satisfying performance obligations.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, implementation fees, maintenance and support fees, professional fees for consulting services), including certain performance guarantees.
Reduction in net revenue recognized during the three months ended September 30, 2020 from performance obligations that were satisfied or partially satisfied in prior periods was $2.5 million. The reduction was driven by a $2.7 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period partially offset by $0.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue recognized during the three months ended September 30, 2019 from performance obligations that were satisfied or partially satisfied in prior periods was $1.2 million. The net revenue recognized during the three months ended September 30, 2019 was driven primarily by $3.8 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period as well as a reduction of $2.6 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $547.3 million. The Company expects to recognize approximately 46% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2020	$387,722	$554,243	$941,965
Adjustments to acquisition purchase price	780	125	905
September 30, 2020	$388,502	$554,368	$942,870

The change in goodwill since June 30, 2020 is a result of measurement period adjustments from the Company’s asset acquisition of Acurity and the HDP acquisition. The initial purchase price allocations for the acquisition of HDP are preliminary and subject to changes in fair value of working capital. See Note 3 - Business Acquisitions for more information.

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30, 2020	June 30, 2020
Member relationships	14.7 years	$386,100	$386,100
Technology	5.6 years	164,117	164,117
Customer relationships	9.6 years	70,830	70,830
Trade names	7.5 years	24,160	24,160
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	12.1 years	6,060	6,060
Total intangible assets		662,582	662,582
Accumulated amortization		(258,364)	(245,160)
Total intangible assets, net		$404,218	$417,422

(a) Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
(9) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Credit Facility	$150,000	$75,000
Notes payable to members	438,967	—
Other notes payable	9,012	9,200
Total debt and notes payable	597,979	84,200
Less: current portion	(222,209)	(79,560)
Total long-term debt and notes payable	$375,770	$4,640

Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018 (the “Credit Facility”). The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any. Premier, Inc. is not a guarantor under the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At September 30, 2020, the interest rate on outstanding borrowings under the Credit Facility was 1.155%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Premier GP was in compliance with all such covenants at September 30, 2020. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. During the three months ended September 30, 2020, the Company borrowed $100.0 million and repaid $25.0 million of borrowings under the Credit Facility. The Company had $150.0 million in outstanding borrowings under the Credit Facility at September 30, 2020 with $850.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On October 14, 2020, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Members
On August 10, 2020, the Company exercised its right to terminate the TRA by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”) with a determination date of August 10, 2020 (the “Determination Date”). The valuation of the Early Termination Payment is based on the average of the closing prices of a share of Class A Stock on the stock exchange over the 20 trading days ending three days prior to the Determination Date. Certain LPs elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with the Company’s August 2020 restructuring, which deferred the Early Termination Payments, without interest, over 18 quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. While non-interest bearing, pursuant to GAAP requirements, the notes payable to members were recorded net of imputed interest of 1.8%.
At September 30, 2020, the Company had $439.0 million of notes payable to members, net of discounts on notes payable of $23.1 million, of which $67.8 million was recorded to “Current portion of notes payable to members” in the accompanying Condensed Consolidated Balance Sheets.
Other
At September 30, 2020 and June 30, 2020, the Company had $9.0 million and $9.2 million in other notes payable primarily due to departed member owners, respectively, of which $4.4 million and $4.6 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of five years from their date of issuance.
Future minimum principal payments on total outstanding notes payable as of September 30, 2020 are as follows (in thousands):

2021 (a)	$55,714
2022	104,101
2023	103,629
2024	104,231
2025	103,419
Total principal payments	$471,094

(a)	For the period from October 1, 2020 to June 30, 2021.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
On July 31, 2020, after the resignation of three directors affiliated with the Company’s GPO members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors, as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity.
For the three months ended September 30, 2020 and 2019, the Company recorded adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income in the amounts of $(26.7) million and $694.3 million, respectively.

The tables below provide a summary of the changes in the redeemable limited partners’ capital from June 30, 2020 to September 30, 2020 and June 30, 2019 to September 30, 2019 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2020	$(995)	$1,721,304	$1,720,309
Distributions applied to receivables from limited partners	141	—	141
Net income attributable to non-controlling interest in Premier LP	—	11,845	11,845
Distributions to limited partners	—	(1,936)	(1,936)
Exchange of Class B common units for Class A common stock by member owners	—	(2,437)	(2,437)
Adjustment of redeemable limited partners' capital to redemption amount	—	26,685	26,685
Reclassification to permanent equity	854	(1,755,461)	(1,754,607)
September 30, 2020	$—	$—	$—

	Receivables From Limited Partners	Redeemable Limited Partners’ Capital	Total Redeemable Limited Partners’ Capital
June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
September 30, 2019	$(1,135)	$1,806,210	$1,805,075

Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, each limited partner had the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the three months ended September 30, 2020, the Company recorded total reductions of $2.4 million to redeemable limited partners' capital to reflect the exchange of 0.1 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings Per Share for more information). On August 11, 2020, the Exchange Agreement was terminated in connection with the restructuring as discussed in Note 1 - Organization and Basis of Presentation.
Quarterly exchanges during the three months ended September 30, 2020 were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2020	69,684	$2,437

(11) STOCKHOLDERS' EQUITY
As of September 30, 2020, there were 122,080,741 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.

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
On July 31, 2020, $1.8 billion representing the fair value of redeemable limited partners capital on July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity. Refer to Note 10 - Redeemable Limited Partners' Capital for further discussion.
On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per share on outstanding shares of Class A common stock which was paid on September 15, 2020 to stockholders of record on September 1, 2020. On October 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.19 per share, payable on December 15, 2020 to stockholders of record on December 1, 2020.
On August 11, 2020, pursuant to the Merger Agreement, each of the issued and outstanding Class B common units was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock. In conjunction with the Merger, all of the issued and outstanding shares of Class B common stock of the Company beneficially held by the LPs were canceled in accordance with the Company’s Certificate of Incorporation. On August 11, 2020, the Company issued 50,143,414 shares of Class A common stock pursuant to the Merger.
(12) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners’ capital at the redemption amount, which is due to the exchange benefit obtained by limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings (loss) per share calculation, which is calculated using the treasury stock method, includes the impact of shares that could be issued under the outstanding stock options, non-vested restricted stock units and awards, shares of non-vested performance share awards and the effect of the assumed redemption of Class B common units through the issuance of Class A common shares.
On August 11, 2020, pursuant to the Merger Agreement, each of the issued and outstanding Class B common units (and corresponding shares of the Company’s Class B common stock) was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock, and the Company issued an aggregate of 50,143,414 shares of Class A common stock. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Numerator for basic earnings per share:
Net income from continuing operations attributable to stockholders (a)	$142,155	$723,538
Net income from discontinued operations attributable to stockholders	—	193
Net income attributable to stockholders	$142,155	$723,731

Numerator for diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$142,155	$723,538
Adjustment of redeemable limited partners’ capital to redemption amount	—	(694,309)
Net income from continuing operations attributable to non-controlling interest in Premier LP	—	41,710
Net income from continuing operations	142,155	70,939
Tax effect on Premier, Inc. net income (b)(c)	—	(9,398)

	Three Months Ended September 30,
	2020	2019
Adjusted net income from continuing operations	$142,155	$61,541

Net income from discontinued operations attributable to stockholders	$—	$193
Net income from discontinued operations attributable to non-controlling interest in Premier LP	—	197
Adjusted net income from discontinued operations	$—	$390

Adjusted net income	$142,155	$61,931

Denominator for earnings per share:
Basic weighted average shares outstanding (d)	99,575	62,785
Effect of dilutive securities: (e)
Stock options	253	479
Restricted stock	302	280
Class B shares outstanding	—	63,088
Diluted weighted average shares and assumed conversions	100,130	126,632

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$1.43	$11.53
Diluted earnings per share attributable to stockholders	$1.42	$0.49

(a)	Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net income from continuing operations	$180,685	$70,939
Net income from continuing operations attributable to non-controlling interest in Premier LP	(11,845)	(41,710)
Adjustment of redeemable limited partners’ capital to redemption amount	(26,685)	694,309
Net income from continuing operations attributable to stockholders	$142,155	$723,538

(b)
For the three months ended September 30, 2020, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP was calculated as a component of the income tax provision for the three months ended September 30, 2020.

(c)
For the three months ended September 30, 2019, represents income tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.

(d)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three months ended September 30, 2020 and 2019.

(e)
For the three months ended September 30, 2020, the effect of 0.7 million stock options and restricted stock units and 22.4 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.

(f)
For the three months ended September 30, 2019, the effect of 0.1 million stock options was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Additionally, the effect of 0.8 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.

Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, on a quarterly basis, the Company had the option, as determined by the Audit and Compliance Committee, to settle the exchange of Class B common units of Premier LP by member owners for cash, an equal number of Class A common shares of Premier, Inc. or a combination of cash and shares of Class A common stock. In connection with the exchange of Class B common units by member owners, regardless of the consideration used to settle the exchange, an equal number of shares of Premier's Class B common stock were surrendered by member owners and retired (see Note 10 - Redeemable Limited Partners' Capital). On August 11, 2020, the Exchange Agreement was terminated in connection with the restructuring as discussed in Note 1 - Organization and Basis of Presentation.
The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier's Class A common stock and/or cash in connection with the quarterly exchange pursuant to the terms of the

Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2020	69,684	50,143,414	71,724,149	41%/59%

(a)	The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.

(b)	The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program equity incentive plan (see Note 13 - Stock-Based Compensation).
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the three months ended September 30, 2020 and 2019, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate which includes the impact of the Merger. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Pre-tax stock-based compensation expense	$7,229	$3,704
Deferred tax benefit (a)	1,110	959
Total stock-based compensation expense, net of tax	$6,119	$2,745

(a) For the three months ended September 30, 2020, the deferred tax benefit was reduced by $0.8 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2020, there were 5.3 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2020:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2020	681,538	$37.91	1,606,309	$37.58	2,544,137	$30.17
Granted	451,504	$31.36	375,851	$29.12	—	$—
Vested/exercised	(148,477)	$33.20	(161,544)	$32.77	(27,003)	$30.47
Forfeited	(12,909)	$37.82	(16,301)	$38.31	(23,669)	$35.41
Outstanding at September 30, 2020	971,656	$35.58	1,804,315	$35.61	2,493,465	$30.11

Stock options outstanding and exercisable at September 30, 2020					2,487,960	$30.11

Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either twelve months after an employee’s termination with Premier or immediately upon an employee’s termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at September 30, 2020 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$23,167	2.4 years
Performance share awards	39,321	2.1 years
Stock options	18	0.4 years
Total unrecognized stock-based compensation expense	$62,506	2.2 years

The aggregate intrinsic value of stock options at September 30, 2020 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$7,888
Expected to vest	13
Total outstanding	$7,901

Exercised during the year ended September 30, 2020	120

(14) INCOME TAXES
On August 11, 2020, the Company entered into the Merger Agreement and pursuant to the Merger Agreement, each of the issued and outstanding Class B common units was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock. In conjunction with the Merger, all the issued and outstanding shares of Class B common stock of the Company beneficially held by the LPs were canceled in accordance with the Company’s Certificate of Incorporation.
At the consummation of the Merger, the Company simplified its tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for tax purposes. As a result, the Company recorded a one-time deferred tax benefit of $134.0 million, primarily driven by deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release.
Income tax (benefit) expense for the three months ended September 30, 2020 and 2019 was $(118.1) million and $9.6 million, respectively, which reflects effective tax rates of (189)% and 12%, respectively. The change in the effective tax rate for the three months ended September 30, 2020 is primarily driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Merger. Absent of the one-time deferred tax benefit, the effective tax rate is 24% for the three months ended September 30, 2020.
Net deferred tax assets increased by $415.2 million to $827.7 million at September 30, 2020 from $412.5 million at June 30, 2020. The increase in net deferred tax assets was largely driven by an increase of $285.0 million in deferred tax assets related to the final exchange of all outstanding Class B common units for the Company’s Class A common stock on August 11, 2020 and $134.0 million deferred tax remeasurement and valuation allowance release as a result of the Merger.
On August 10, 2020, the Company exercised its right to terminate the TRA by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA on the Determination Date. The valuation of the Early Termination Payment is based on the average of the closing prices of a share of Class A Stock on the stock exchange over the 20 trading days ending three days prior to the Determination Date. The aggregate amount of the Early Termination Payments was $472.6 million. Of that amount, $10.5 million was paid on September 15, 2020, to LPs that did not elect to execute a Unit Exchange Agreement. The remaining payable, $462.1 million in the aggregate, will be paid, without interest, to certain LPs that elected to execute a Unit Exchange Agreement in connection with the Company’s August 2020 restructuring, in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. As a result of the TRA termination, TRA liabilities of $293.7 million at June 30, 2020 were extinguished and a liability was recorded to “Current portion of notes payable to members” and “Notes payable to members, less current portion” in the accompanying Condensed Consolidated Balance Sheets for amounts payable pursuant to the Unit Exchange Agreements.
(15) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income was $4.6 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.8 million and $2.2 million during the three months ended September 30, 2020 and 2019, respectively.
(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2020 and 2019 was $3.4 million and $2.9 million, respectively. As of September 30, 2020, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2020	June 30, 2020
2021 (a)	$9,010	$12,171
2022	11,738	11,738
2023	12,012	12,012
2024	12,145	12,145
2025	12,177	12,177
Thereafter	10,171	10,171
Total future minimum lease payments	67,253	70,414
Less: imputed interest	6,955	7,567
Total operating lease liabilities (b)	$60,298	$62,847

(a)	As of September 30, 2020, future minimum lease payments are for the period from October 1, 2020 to June 30, 2021.

(b)	As of September 30, 2020, total operating lease liabilities included $9.8 million within other liabilities, current in the Condensed Consolidated Balance Sheets.
Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, specifically, those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company’s business, financial condition and results of operations.
(17) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management and direct sourcing activities. The Performance Services segment includes the Company’s informatics, collaborative, consulting services, direct to employer initiative and insurance management services businesses.

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2020	2019
Net revenue:
Supply Chain Services
Net administrative fees	$132,645	$172,403
Other services and support	5,592	2,560
Services	138,237	174,963
Products	115,415	48,121
Total Supply Chain Services (a)	253,652	223,084
Performance Services (a)	93,235	79,326
Net revenue	$346,887	$302,410

(a)	Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Depreciation and amortization expense (a):
Supply Chain Services	$8,802	$4,825
Performance Services	19,757	30,620
Corporate	2,119	2,134
Total depreciation and amortization expense	$30,678	$37,579

Capital expenditures:
Supply Chain Services	$2,876	$1,477
Performance Services	18,371	18,504
Corporate	3,735	2,002
Total capital expenditures	$24,982	$21,983

	September 30, 2020	June 30, 2020
Total assets:
Supply Chain Services	$1,560,393	$1,483,751
Performance Services	943,357	930,968
Corporate	939,977	538,248
Total assets	3,443,727	2,952,967
Eliminations (b)	(2,144)	(4,452)
Total assets, net	$3,441,583	$2,948,515

(a)	Includes amortization of purchased intangible assets.

(b)	Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue and equity in net income of unconsolidated affiliates less operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Income before income taxes	$62,547	$80,553
Equity in net income of unconsolidated affiliates (a)	(5,927)	(3,607)
Interest and investment loss (income), net	2,119	(476)
Loss on FFF put and call rights (b)	1,919	7,839
Other income	(3,683)	(262)
Operating income	56,975	84,047
Depreciation and amortization	17,474	24,535
Amortization of purchased intangible assets	13,204	13,044
Stock-based compensation (c)	7,375	3,852
Acquisition and disposition related expenses	2,845	6,141
Strategic and financial restructuring expenses	3,942	55
Remeasurement of tax receivable agreement liabilities (d)	—	4,674
Equity in net income of unconsolidated affiliates (a)	5,927	3,607
Deferred compensation plan income (e)	2,907	241
Other expense, net	94	60
Non-GAAP Adjusted EBITDA	$110,743	$140,256

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (f)	$102,649	$149,911
Performance Services (f)	37,116	20,376
Corporate	(29,022)	(30,031)
Non-GAAP Adjusted EBITDA	$110,743	$140,256

(a)	Refer to Note 5 - Investments for more information.

(b)	Refer to Note 6 - Fair Value Measurements for more information.

(c)	Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended September 30, 2020 and 2019.

(d)	The adjustments to TRA liabilities for the three months ended September 30, 2020 is primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities.

(e)	Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.

(f)	Includes intersegment revenue which is eliminated in consolidation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk

Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value based care software-as-a-service (“SaaS”) and licensed-based clinical analytics products, consulting services and performance improvement collaborative programs.
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net revenue	$346,887	$302,410
Net income from continuing operations	$180,685	$70,939
Non-GAAP Adjusted EBITDA	$110,743	$140,256
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
Segment net revenue for the three months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Change		% of Net Revenue
Net revenue:	2020	2019	2020	2019	2020	2019
Supply Chain Services	$253,652	$223,084	$30,568	14%	73%	74%
Performance Services	93,235	79,326	13,909	18%	27%	26%
Net revenue	$346,887	$302,410	$44,477	15%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs (“GPO”) in the United States, serving acute, non-acute, non-healthcare and alternate sites, supply chain co-management and our direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members, fees from supply chain co-management and through product sales in connection with our direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. Our SaaS based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value based care. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, direct to employer initiative and insurance management services.

Acquisitions
Acquisition of Health Design Plus, LLC
On May 4, 2020, we, through our consolidated subsidiary, Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $24.0 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed financial statements). HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program. Shortly after closing, HDP was renamed Contigo Health, LLC (“Contigo Health”) and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC (“PAP”) and Prince N Purchaser, LLC (“PNP”), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association (“GYNHA”), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable) (the “Acurity and Nexera asset acquisition”). Pursuant to the terms of the asset purchase agreement (as amended, the “Purchase Agreement”), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $4.7 million was paid to GNYHA during the three months ended September 30, 2020. In addition, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
After the closing of the transaction, we changed the names of PAP and PNP to Acurity, LLC (“Acurity”) and Nexera, LLC (“Nexera”), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of ours for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a significant focus on supply chain enhancement and transformation. We report the operations of Acurity and Nexera as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Acquisition of Medpricer
On October 28, 2019, we, through our consolidated subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), acquired all of the outstanding capital stock in Medpricer.com, Inc. (“Medpricer”) for an adjusted purchase price of $38.5 million giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Credit Facility. Medpricer is a SaaS-based provider of technology solutions that enable hospitals and other organizations to analyze, benchmark and source purchased services contracts independent of any existing GPO affiliation. During the fourth quarter of fiscal year 2020, Medpricer changed its name to Conductiv, Inc. (“Conductiv”) and is reported as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2020 Annual Report.
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act, its repeal, replacement, or other modification, the enactment of new regulatory and reporting requirements, expansion and contraction of insurance coverage and associated costs that may impact subscriber elections, intense cost pressure, payment reform, provider consolidation, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value based care, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
COVID-19 Pandemic
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members, workforce and suppliers, and countries. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities have deferred elective procedures and routine medical visits during the crisis, which created a significant decline in the demand for supplies and services not related to COVID-19 in the first quarter of fiscal 2021 and such lower demand is expected to continue through some or all of fiscal 2021. In addition, as a result of our members' focus on managing COVID-19 and its impacts, we may experience uncertain demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand will continue, and the effect that they will have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
•Limited access to our members' facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter in place orders and quarantines have impacted and in the future may impact us and our members or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. In the food service line, COVID-19 related illnesses have impacted food processing suppliers and led to plant closures. If the supply chains for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business are adversely impacted by restrictions resulting from COVID-19, our supply chains may be disrupted. In addition, due to the volatility of the price and supply of products, including PPE, there is risk that we may purchase products from suppliers at that we cannot recover in the event of a potential material price decline. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members or to us, or significant disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
•Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We have and may continue to receive requests to delay service or payment on performance service contracts. In addition, we may receive requests from our suppliers for increases to their contracted prices, and such requests may be implemented in the future. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us because they are unable to obtain raw materials for manufacturing from India and China. The standard failure to supply language in our contracts contains financial penalties to suppliers if they are unable to supply products, which such suppliers may not be able to pay. In addition, we may not be able to source products from alternative suppliers on commercially reasonable terms, or at all.
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, including our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members and suppliers.
The ultimate impact of COVID-19, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future similar pandemics may also exacerbate many of the other risks described in Item 1A. “Risk Factors” section of the 2020 Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through some or all of fiscal 2021.
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2020 Annual Report.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and product revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment as discussed below. Product revenue consists of direct sourcing product sales, which are included in the Supply Chain Services segment.
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of revenue share paid to members), supply chain co-management and direct sourcing revenue.
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
Performance Services
Performance Services revenue consists of SaaS clinical analytics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services, third party administrator fees for our direct to employer initiative, insurance services management fees and commissions from endorsed commercial insurance programs.
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
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our 49% ownership in FFF Enterprises, Inc. (“FFF”). Other income (expense), net, also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense
On August 11, 2020, the Company entered into the Merger Agreement by and among the Company, Premier LP and BridgeCo, a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, (i) each of the issued and outstanding Class B common units was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock, and (ii) all of the issued and outstanding shares of Class B common stock of the Company beneficially held by the LPs were canceled in accordance with the Company’s Certificate of Incorporation. As a result of the Merger, Premier simplified the Company’s tax structure whereby the Company and its subsidiaries forming one consolidated filing group for federal income tax purposes. See Note 14 - Income Taxes.
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. Prior to August 11, 2020, Adjusted Net Income was calculated as if we were one consolidated group for tax purposes. The rate used to compute Adjusted Net Income was 24% and 26% for the three months ended September 30, 2020 and 2019, respectively.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax represents the net income or loss associated with the sale of certain assets and wind down and exit of the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.

Net Income Attributable to Non-Controlling Interest
For the three months ended September 30, 2020, we recognized net income attributable to the limited partners of Premier LP through August 11, 2020, the date of the Merger. At September 30, 2020, we, through Premier Services, LLC (“Premier GP), the sole general partner of Premier LP, and Premier Services II, LLC, a Delaware limited liability company, wholly-owned subsidiary of the Company and sole limited partner of Premier LP, held 100% interest in Premier LP. At June 30, 2020, we held 59% sole general partner interest in Premier LP. In addition to their equity ownership interest in the Company, our member owners held a 0% and 41% limited partner interest in Premier LP at September 30, 2020 and June 30, 2020, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
As of September 30, 2020, PSCI, along with 16 member health systems hold a minority interest in Prestige Ameritech Ltd. (“Prestige”). We, through our consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige through our ownership of limited partnership units at September 30, 2020. We own approximately 26% of the membership interest of PRAM and recognized net income attributable to non-controlling interest for the 74% interest held by the 16 member health systems.
As of September 30, 2020, we own 97% of the equity interest in HDP and recognized net income attributable to non-controlling interest for the 3% of equity retained by University Hospitals Holdings, Inc.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income (historically referenced as “Adjusted Fully Distributed Net Income”), Adjusted Earnings per Share (historically referenced as “Adjusted Fully Distributed Earnings per Share”) and Free Cash Flow, which are all Non-GAAP financial measures.
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
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic and financial restructuring expenses, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 12 - Earnings Per Share).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), and non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
Despite the importance of these Non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Credit Facility, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow are not measurements of financial performance under GAAP, may have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP.
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
Some of the limitations of the Adjusted Net Income and Adjusted Earnings per Share measures are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Net Income and Adjusted Earnings per Share are not measures of profitability under GAAP.
We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and to not rely on any single financial measure to evaluate our business. In addition, because the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow measures are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, gain on FFF put and call rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended September 30, 2020 and 2019 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
Acquisition and disposition related expenses
Acquisition related expenses include legal, accounting, and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.

Remeasurement of TRA liabilities
On August 10, 2020, we exercised our right to terminate the TRA entered into as of September 25, 2013 and effective as of October 1, 2013 by and among us and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020.
Prior to termination of the TRA, we recorded TRA liabilities based on 85% of the estimated amount of tax savings we expected to receive, generally over a 15-year period, which were attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and subsequent exchanges by member owners of Class B common units into Class A common stock or cash. Tax payments made under the TRA were made to the member owners as we realized tax benefits. Determining the estimated amount of tax savings we expected to receive required judgment as deductibility of goodwill amortization expense was not assured and the estimate of tax savings was dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements.

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$132,645	38%	$172,403	57%
Other services and support	98,827	28%	81,886	27%
Services	231,472	67%	254,289	84%
Products	115,415	33%	48,121	16%
Net revenue	346,887	100%	302,410	100%
Cost of revenue:
Services	38,750	11%	47,536	16%
Products	113,428	33%	43,475	14%
Cost of revenue	152,178	44%	91,011	30%
Gross profit	194,709	56%	211,399	70%
Operating expenses:
Selling, general and administrative	123,954	36%	113,929	38%
Research and development	576	—%	379	—%
Amortization of purchased intangible assets	13,204	4%	13,044	4%
Operating expenses	137,734	40%	127,352	42%
Operating income	56,975	16%	84,047	28%
Other income (expense), net	5,572	2%	(3,494)	(1)%
Income before income taxes	62,547	18%	80,553	27%
Income tax (benefit) expense	(118,138)	(34)%	9,614	3%
Net income from continuing operations	180,685	52%	70,939	23%
Income from discontinued operations, net of tax	—	—%	390	—%
Net income	180,685	52%	71,329	24%
Net income from continuing operations attributable to non-controlling interest in Premier LP	(11,845)	(3)%	(41,710)	(14)%
Net income from discontinued operations attributable to non-controlling interest in Premier LP	—	—%	(197)	—%
Net income attributable to non-controlling interest in Premier LP	(11,845)	(3)%	(41,907)	(14)%
Adjustment of redeemable limited partners’ capital to redemption amount	(26,685)	nm	694,309	nm
Net income attributable to stockholders	$142,155	nm	$723,731	nm

Weighted average shares outstanding:
Basic	99,575		62,785
Diluted	100,130		126,632

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$1.43		$11.53
Diluted earnings per share attributable to stockholders	$1.42		$0.49
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020		2019
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$110,743	32%	$140,256	46%
Non-GAAP Adjusted Net Income	$70,159	20%	$85,986	28%
Non-GAAP Adjusted Earnings Per Share	$0.57	nm	$0.68	nm
The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019
Net income from continuing operations	$180,685	$70,939
Interest and investment loss (income), net	2,119	(476)
Income tax (benefit) expense	(118,138)	9,614
Depreciation and amortization	17,474	24,535
Amortization of purchased intangible assets	13,204	13,044
EBITDA	95,344	117,656
Stock-based compensation	7,375	3,852
Acquisition and disposition related expenses	2,845	6,141
Remeasurement of tax receivable agreement liabilities	—	4,674
Loss on FFF put and call rights	1,919	7,839
Other expense	3,260	94
Adjusted EBITDA	$110,743	$140,256

Income before income taxes	$62,547	$80,553
Equity in net income of unconsolidated affiliates	(5,927)	(3,607)
Interest and investment loss (income), net	2,119	(476)
Loss on FFF put and call rights	1,919	7,839
Other income	(3,683)	(262)
Operating income	56,975	84,047
Depreciation and amortization	17,474	24,535
Amortization of purchased intangible assets	13,204	13,044
Stock-based compensation	7,375	3,852
Acquisition and disposition related expenses	2,845	6,141
Remeasurement of tax receivable agreement liabilities	—	4,674
Equity in net income of unconsolidated affiliates	5,927	3,607
Deferred compensation plan income	2,907	241
Other expense, net	4,036	115
Adjusted EBITDA	$110,743	$140,256

	Three Months Ended September 30,
	2020	2019
Segment Adjusted EBITDA:
Supply Chain Services	$102,649	$149,911
Performance Services	37,116	20,376
Corporate	(29,022)	(30,031)
Adjusted EBITDA	$110,743	$140,256
The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings per Share.

	Three Months Ended September 30,
	2020	2019
Net income attributable to stockholders	$142,155	$723,731
Adjustment of redeemable limited partners’ capital to redemption amount	26,685	(694,309)
Net income attributable to non-controlling interest in Premier LP	11,845	41,907
Income from discontinued operations, net of tax	—	(390)
Income tax (benefit) expense	(118,138)	9,614
Amortization of purchased intangible assets	13,204	13,044
Stock-based compensation	7,375	3,852
Acquisition and disposition related expenses	2,845	6,141
Remeasurement of tax receivable agreement liabilities	—	4,674
Loss on FFF put and call rights	1,919	7,839
Other expense	4,424	94
Non-GAAP adjusted income before income taxes	92,314	116,197
Income tax expense on adjusted income before income taxes (a)	22,155	30,211
Non-GAAP Adjusted Net Income	$70,159	$85,986

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	99,575	62,785
Dilutive securities	555	759
Class B shares outstanding (b)	—	63,088
Weighted average shares outstanding - diluted	100,130	126,632
Class B shares outstanding (c)	22,369	—
Non-GAAP weighted average shares outstanding - diluted	122,499	126,632

(a)
Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2020 and 26% of non-GAAP adjusted income before income taxes for the three months ended September 30, 2019.

(b)
For the three months ended September 30, 2020, the effect of 22.4 million Class B common units was excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect.

(c)	On a non-GAAP basis, the effect of 22.4 million Class B common units was included in the diluted weighted average shares outstanding for the three months ended September 30, 2020.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended September 30,
	2020	2019
Earnings per share attributable to stockholders	$1.43	$11.53
Adjustment of redeemable limited partners’ capital to redemption amount	0.27	(11.06)
Net income attributable to non-controlling interest in Premier LP	0.12	0.67
(Income) loss from discontinued operations, net of tax	—	(0.01)
Income tax (benefit) expense	(1.19)	0.15
Amortization of purchased intangible assets	0.13	0.21
Stock-based compensation	0.07	0.06
Acquisition and disposition related expenses	0.03	0.10
Remeasurement of tax receivable agreement liabilities	—	0.07
Loss on FFF put and call rights	0.02	0.12
Other expense	0.04	—
Impact of corporation taxes (a)	(0.22)	(0.48)
Impact of dilutive shares (b)	(0.13)	(0.68)
Non-GAAP Adjusted Earnings Per Share	$0.57	$0.68

(a)
Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2020 and 26% of non-GAAP adjusted income before income taxes for the three months ended September 30, 2019.

(b)	Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended September 30, 2020 to 2019
Net Revenue
Net revenue increased by $44.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase of $67.3 million in product revenue, an increase of $16.9 million in other services and support revenue and partially offset by a decrease of $39.8 million in net administrative fees revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in “Segment Results” below.
Cost of Revenue
Cost of revenue increased by $61.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase of $69.9 million in cost of product revenue, partially offset by a decrease of $8.7 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in “Segment Results” below.
Operating Expenses
Operating expenses increased by $10.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase of $10.1 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in “Segment Results” below.
Other Income, Net
Other income, net increased by $9.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a lower loss on the FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).

Income Tax (Benefit) Expense
For the three months ended September 30, 2020, we recorded a tax benefit of $118.1 million compared to tax expense of $9.6 million recorded during the three months ended September 30, 2019. The tax benefit and expense recorded during the three months ended September 30, 2020 and 2019 results in effective tax rates of (189)% and 12%, respectively. The change in the effective tax rate is primarily attributable to the one-time deferred tax benefit associated with remeasurement of the deferred tax asset and valuation allowance release as a result of the Merger. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $30.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the Merger, whereby net income attributable to non-controlling interest was not recorded after the Merger date of August 11, 2020. As of September 30, 2020, we owned a 99.999% controlling general partner interest and a 0.001% limited partnership interest in Premier GP. At June 30, 2020, the portion of net income attributable to the limited partners of Premier LP was 41%.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM Holdings, LLC and HDP, which was 74% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $29.6 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in “Segment Results” below.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Supply Chain Services	2020	2019	Change
Net revenue:
Net administrative fees	$132,645	$172,403	$(39,758)	(23)%
Other services and support	5,592	2,560	3,032	118%
Services	138,237	174,963	(36,726)	(21)%
Products	115,415	48,121	67,294	140%
Net revenue	253,652	223,084	30,568	14%
Cost of revenue:
Services	734	407	327	nm
Products	113,428	43,475	69,953	161%
Cost of revenue	114,162	43,882	70,280	160%
Gross profit	139,490	179,202	(39,712)	(22)%
Operating expenses:		—
Selling, general and administrative	44,424	36,067	8,357	23%
Research and development	18	—	18	—%
Amortization of purchased intangible assets	8,000	4,097	3,903	95%
Operating expenses	52,442	40,164	12,278	31%
Operating income	87,048	139,038	(51,990)	(37)%
Depreciation and amortization	802	728
Amortization of purchased intangible assets	8,000	4,097
Acquisition and disposition related expenses	884	2,475
Equity in net income of unconsolidated affiliates	5,891	3,573
Other expense	24	—
Segment Adjusted EBITDA	$102,649	$149,911	$(47,262)	(32)%
Comparison of the Three Months Ended September 30, 2020 to 2019
Net Revenue
Supply Chain Services segment net revenue increased by $30.6 million, or 14%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in product revenue of $67.3 million primarily due to the aggregated purchasing of personal protective equipment as a result of COVID-19 and growth in commodity products and aggregated purchasing of certain products as well an increase of $3.0 million in other services and support revenue primarily due to supply chain co-management fees as a result of the asset acquisition of Nexera.
These increases were partially offset by a decrease in net administrative fees of $39.8 million primarily as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19 and amortization of the prepaid contract administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement. These decreases in net administrative fees were partially offset by continuing contract penetration and the addition of new categories and suppliers.
We anticipate lower net administrative fees in fiscal year 2021 due to amendments to GPO Participation Agreements and the ongoing impact from COVID-19. However, once the COVID-19 pandemic has subsided and we move into fiscal year 2022, we expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.

Cost of Revenue
Supply Chain Services segment cost of revenue increased by $70.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher costs for products that we incurred as a result of COVID-19. As a result of the COVID-19 pandemic, we expect higher costs in fiscal year 2021 due to increased demand in personal protective equipment. However, once the COVID-19 pandemic has subsided, we expect our cost of product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members. Depending on the underlying product sales mix, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $12.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $8.4 million driven by an increase in expenses associated with our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition partially offset by a decrease in employee travel and meeting expenses due to COVID-19. In addition, operating expenses increased by $3.9 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $47.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the aforementioned decrease in net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Performance Services	2020	2019	Change
Net revenue:
Other services and support	$93,235	$79,326	$13,909	18%
Net revenue	93,235	79,326	13,909	18%
Cost of revenue:
Services	38,016	47,129	(9,113)	(19)%
Cost of revenue	38,016	47,129	(9,113)	(19)%
Gross profit	55,219	32,197	23,022	72%
Operating expenses:
Selling, general and administrative	34,159	36,844	(2,685)	(7)%
Research and development	558	374	184	49%
Amortization of purchased intangible assets	5,204	8,947	(3,743)	(42)%
Operating expenses	39,921	46,165	(6,244)	(14)%
Operating income (loss)	15,298	(13,968)	29,266	(210)%
Depreciation and amortization	14,553	21,673
Amortization of purchased intangible assets	5,204	8,947
Acquisition related expenses	1,961	3,666
Equity in net income of unconsolidated affiliates	36	34
Other expense	64	24
Segment Adjusted EBITDA	$37,116	$20,376	$16,740	82%

Comparison of the Three Months Ended September 30, 2020 to 2019
Net Revenue
Other services and support revenue in our Performance Services segment increased by $13.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by growth across the technology businesses, including new enterprise license agreements, as well as incremental revenue associated with our fiscal year 2020 acquisition of HDP. These increases were partially offset by the timing of certain consulting services and lower revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased by $9.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in amortization of internally-developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
Operating Expenses
Performance Services segment operating expenses decreased by $6.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease in selling, general and administrative expenses of $2.7 million driven by a decrease in employee travel and meeting expenses due to COVID-19 and a decrease in amortization of internally-developed software applications partially offset by an increase in expenses associated with the HDP acquisition. In addition, operating expenses decreased due to a decrease of $3.7 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $16.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the aforementioned increase in revenue and decrease in selling, general and administrative expenses.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
Corporate	2020	2019	Change
Operating expenses:
Selling, general and administrative	$45,371	$41,018	$4,353	11%
Research and development	—	5	(5)	nm
Operating expenses	45,371	41,023	4,348	11%
Operating loss	(45,371)	(41,023)	(4,348)	11%
Depreciation and amortization	2,119	2,134
Stock-based compensation	7,375	3,852
Remeasurement of tax receivable agreement liabilities	—	4,674
Deferred compensation plan income	2,907	241
Other income	3,948	91
Adjusted EBITDA	$(29,022)	$(30,031)	$1,009	(3)%

Comparison of the Three Months Ended September 30, 2020 to 2019
Operating Expenses
Corporate operating expenses increased by $4.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to costs incurred in connection with our August 2020 restructuring and an increase in deferred compensation plan expense partially offset by a decrease in employee travel and meeting expenses due to COVID-19.
Adjusted EBITDA
Adjusted EBITDA was relatively flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases, and computer hardware purchases.
As of September 30, 2020 and June 30, 2020, we had cash and cash equivalents of $120.4 million and $99.3 million, respectively. As of September 30, 2020 and June 30, 2020, there were $150.0 million and $75.0 million, respectively, of outstanding borrowings under the Credit Facility. During the three months ended September 30, 2020, we borrowed $100.0 million and repaid $25.0 million of borrowings under the Credit Facility, which was used for other general corporate purposes. On October 14, 2020, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
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
During the second half of fiscal 2020, COVID-19 became a global pandemic that spread throughout the United States and much of the rest of the world. The full extent to which the COVID-19 pandemic will impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in Item 1A. “Risk Factors” in our 2020 Annual Report, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:

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

Discussion of Cash Flows for the Three Months Ended September 30, 2020 and 2019
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$30,782	$96,079
Investing activities	(24,953)	(28,266)
Financing activities	15,283	(94,820)
Operating activities from discontinued operations	—	11,196
Net increase (decrease) in cash and cash equivalents	$21,112	$(15,811)
Net cash provided by operating activities decreased by $65.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in cash provided by operating activities was primarily due to lower profitability of our Supply Chain Services segment from lower net administrative fees revenue as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, and lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19. In addition, the decrease in operating activities was due to changes in our net working capital primarily driven by the impact of the aggregated purchasing of PPE as a result of COVID-19.
Net cash used in investing activities decreased by $3.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net cash used in investing activities decreased primarily due to no investments in unconsolidated affiliates in the current year. This decrease was partially offset by an increase in purchases of property and equipment and no proceeds received during the current year from the liquidation of property and equipment in connection with our exit from specialty pharmacy operations in June 2019.
Net cash provided by financing activities of $15.3 million for the three months ended September 30, 2020 differed by $110.1 million from cash used in financing activities of $94.8 million for the three months ended September 30, 2019. The change net cash provided by financing activities was primarily due to an increase of $100.0 million in net borrowings under the Credit Facility, a decrease of $31.1 million resulting from prior year repurchases of Class A common stock under the fiscal year 2020 stock repurchase program and cash dividends of $23.2 million paid to stockholders of record on September 1, 2020.
Net cash provided by operating activities attributable to discontinued operations decreased by $11.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 primarily due to payments on liabilities that were outstanding as of September 30, 2019.

Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2020 and 2019
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net cash provided by operating activities from continuing operations	$30,782	$96,079
Purchases of property and equipment	(24,982)	(21,983)
Distributions to limited partners of Premier LP (a)	(9,949)	(13,202)
Payments to limited partners of Premier LP related to tax receivable agreements (a)	(24,218)	(17,425)
Non-GAAP Free Cash Flow	$(28,367)	$43,469
(a) Limited partners refers to member owners prior to the August 2020 restructuring.
Non-GAAP Free Cash Flow decreased by $71.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower net administrative fees revenue as a result of amendments to GPO Participation Agreements and lower utilization of GPO contracts as a result of COVID-19 and an increase in TRA payments including $10.5 million that was paid to limited partners who did not elect to execute a Unit Exchange Agreement.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Members
At September 30, 2020, we had commitments of $439.0 million, net of imputed interest of $23.1 million for obligations under notes payable which represents the aggregate early termination payments due to former member owners in connection with the early termination of the TRA. Notes payable to former member owners will be paid, without interest, in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At September 30, 2020, we had commitments of $9.0 million for obligations under notes payable which represented obligations to departed member owners. Notes payable to departed member owners generally have stated maturities of five years from the date of issuance and are non-interest bearing. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
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
At our option, committed loans may be in the form of Eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable

Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At September 30, 2020, the interest rate for one-month Eurodollar Loans was 1.148% and the interest rate for Base Rate Loans was 3.250%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At September 30, 2020, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP’s consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at September 30, 2020.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, cash dividends, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, and other general corporate activities. We had $150.0 million outstanding borrowings under the Credit Facility at September 30, 2020 with $850.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. On October 14, 2020, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.21 to the 2020 Annual Report. See also Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
On August 5, 2020, our Board of Directors declared a cash dividend of $0.19 per share, which was paid on September 15, 2020 to stockholders of record on September 1, 2020. On October 22, 2020, our Board of Directors declared a cash dividend of $0.19 per share, payable on December 15, 2020 to stockholders of record on December 1, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2020, we had $150.0 million outstanding borrowings under our Credit Facility. At September 30, 2020, a one-percent change in the weighted average interest rate charged on outstanding borrowings under the Credit Facility would result in a net change in interest expense over the next twelve months by $1.5 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time we have been named as a defendant in class action or other antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products to raise the prices for products and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 16 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended September 30, 2020, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2020, in connection with the Merger, as discussed in Note 1 - Organization and Basis of Presentation, we issued 50,143,414 shares of Class A common stock. Pursuant to the Merger, each of the issued and outstanding Class B common units was canceled and converted automatically into a right to receive one share of our Class A common stock. In conjunction with the Merger, all of the issued and outstanding shares of our Class B common stock beneficially held by the then limited partners of Premier LP were canceled in accordance with our Certificate of Incorporation. No additional consideration was paid in connection with the Merger. The shares of Class A common stock were issued in reliance on the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 5. Other Information
On October 22, 2020, our Board of Directors declared a cash dividend of $0.19 per share, payable on December 15, 2020 to stockholders of record on December 1, 2020. Declaration of any future cash dividends will be at the discretion of our Board of Directors after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.

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

PREMIER, INC.

Date:	November 2, 2020	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer