Form 10-Q
period 2020-12-31
Premier, Inc.
filed 2021-02-02
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of January 28, 2021, there were 122,238,737 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the impact of the continuing financial and operational uncertainty due to the coronavirus pandemic or other pandemics;
•competition which could limit our ability to maintain or expand market share within our industry;
•consolidation in the healthcare industry;
•potential delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;
•the impact on us if members of our group purchasing organization (“GPO”) programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;
•the rate at which the markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services develop;
•the dependency of our members on payments from third-party payers;
•our reliance on administrative fees that we receive from GPO suppliers;
•our ability to maintain third-party provider and strategic alliances or enter into new alliances;
•our ability to timely offer new and innovative products and services;
•the portion of revenues we receive from our largest members;
•risks and expenses related to future acquisition opportunities and integration of acquisitions;
•financial and operational risks associated with non-controlling investments in other businesses or other joint ventures that we do not control, particularly early-stage companies;
•potential litigation;
•our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;
•the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;
•our ability to use, disclose, de-identify or license data and to integrate third-party technologies;
•our use of “open source” software;
•our dependency on contract manufacturing facilities located in various parts of the world;
•inventory risk we face in the event of a potential material price decline for the personal protective equipment products we may have purchased at elevated market prices;
•our ability to attract, hire, integrate and retain key personnel;

•adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;
•potential sales and use tax liability in certain jurisdictions;
•changes in tax laws that materially impact our tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability;
•our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our existing long-term credit facility at maturity;
•fluctuation of our quarterly cash flows, revenues and results of operations;
•changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010;
•our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;
•interpretation and enforcement of current or future antitrust laws and regulations;
•compliance with complex federal and state privacy, security and breach notification laws;
•compliance with current or future laws, rules or regulations adopted by the Food & Drug Administration applicable to our software applications that may be considered medical devices;
•our holding company structure and dependence on distributions from Premier Healthcare Alliance, L.P. (“Premier LP”);
•different interests among our members or between us and our members;
•the ability of our members to exercise significant influence over us;
•the terms of agreements between us and our members;
•the impact of payments required under the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) on our overall cash flow and our ability to fully realize the expected tax benefits to match such fixed payment obligations under the Unit Exchange Agreements;
•provisions in our certificate of incorporation and bylaws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;
•failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;
•the impact to us or the price of our Class A common stock if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of Class A common stock repurchased by us pursuant to any Class A common stock repurchase program and the timing of any such repurchases;
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com/ (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Certain Definitions
For periods prior to August 11, 2020, references in this Quarterly Report to “member owners” are to the participants in our GPO program that were also limited partners of Premier LP that held Class B Common Units of Premier LP and shares of our Class B Common Stock. For periods on or after August 11, 2020, references in this Quarterly Report to “members” are to healthcare provider participants that participate in our GPO program or utilize any of our programs or services, some of which were formerly referred to as member owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2020	June 30, 2020
Assets
Cash and cash equivalents	$109,013	$99,304
Accounts receivable (net of $1,843 and $731 allowance for doubtful accounts, respectively)	166,438	135,063
Contract assets	239,139	215,660
Inventory	178,346	70,997
Prepaid expenses and other current assets	93,402	97,338
Total current assets	786,338	618,362
Property and equipment (net of $486,689 and $452,609 accumulated depreciation, respectively)	220,569	206,728
Intangible assets (net of $268,623 and $245,160 accumulated amortization, respectively)	395,581	417,422
Goodwill	942,263	941,965
Deferred income tax assets	825,668	430,025
Deferred compensation plan assets	55,035	49,175
Investments in unconsolidated affiliates	148,245	133,335
Operating lease right-of-use assets	52,890	57,823
Other assets	84,210	93,680
Total assets	$3,510,799	$2,948,515

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$94,523	$54,841
Accrued expenses	53,176	53,500
Revenue share obligations	203,763	145,777
Limited partners' distribution payable	—	8,012
Accrued compensation and benefits	59,120	73,262
Deferred revenue	32,491	35,446
Current portion of tax receivable agreements	—	13,689
Current portion of notes payable to members	95,069	—
Line of credit and current portion of long-term debt	105,798	79,560
Other liabilities	60,932	31,987
Total current liabilities	704,872	496,074
Long-term debt, less current portion	5,749	4,640
Tax receivable agreements, less current portion	—	279,981
Notes payable to members, less current portion	347,201	—
Deferred compensation plan obligations	55,035	49,175
Deferred tax liabilities	—	17,508
Deferred consideration, less current portion	83,700	112,917
Operating lease liabilities, less current portion	48,151	52,990
Other liabilities	93,675	75,658
Total liabilities	1,338,383	1,088,943
Commitments and contingencies (Note 16)
Redeemable limited partners' capital	—	1,720,309

	December 31, 2020	June 30, 2020
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 122,228,635 shares issued and outstanding at December 31, 2020 and 71,627,462 shares issued and outstanding at June 30, 2020	1,222	716
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 0 and 50,213,098 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	—	—
Additional paid-in-capital	2,029,604	138,547
Retained earnings	141,590	—
Total stockholders' equity	2,172,416	139,263
Total liabilities, redeemable limited partners' capital and stockholders' equity	$3,510,799	$2,948,515
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenue:
Net administrative fees	$145,339	$172,114	$277,984	$344,517
Other services and support	97,818	89,452	196,645	171,338
Services	243,157	261,566	474,629	515,855
Products	179,670	58,040	295,085	106,161
Net revenue	422,827	319,606	769,714	622,016
Cost of revenue:
Services	40,122	47,422	78,872	94,958
Products	171,722	52,819	285,150	96,294
Cost of revenue	211,844	100,241	364,022	191,252
Gross profit	210,983	219,365	405,692	430,764
Operating expenses:
Selling, general and administrative	129,997	86,093	253,951	200,022
Research and development	722	801	1,298	1,180
Amortization of purchased intangible assets	10,260	11,938	23,464	24,982
Operating expenses	140,979	98,832	278,713	226,184
Operating income	70,004	120,533	126,979	204,580
Equity in net income of unconsolidated affiliates	4,572	2,989	10,499	6,596
Interest and investment (loss) income, net	(3,398)	(359)	(5,517)	117
(Loss) gain on FFF put and call rights	(14,507)	30,222	(16,426)	22,383
Other income	4,890	2,747	8,573	3,009
Other (expense) income, net	(8,443)	35,599	(2,871)	32,105
Income before income taxes	61,561	156,132	124,108	236,685
Income tax expense (benefit)	16,657	64,557	(101,481)	74,171
Net income from continuing operations	44,904	91,575	225,589	162,514
Income from discontinued operations, net of tax	—	614	—	1,004
Net income	44,904	92,189	225,589	163,518
Net income from continuing operations attributable to non-controlling interest	(935)	(55,424)	(12,780)	(97,134)
Net income from discontinued operations attributable to non-controlling interest	—	(280)	—	(477)
Net income attributable to non-controlling interest	(935)	(55,704)	(12,780)	(97,611)
Adjustment of redeemable limited partners' capital to redemption amount	—	(480,153)	(26,685)	214,156
Net income attributable to stockholders	$43,969	$(443,668)	$186,124	$280,063

Comprehensive income:
Net income	44,904	92,189	225,589	163,518
Less: comprehensive income attributable to non-controlling interest	(935)	(55,704)	(12,780)	(97,611)
Comprehensive income attributable to stockholders	$43,969	$36,485	$212,809	$65,907

Weighted average shares outstanding:
Basic	122,127	64,552	110,851	63,668
Diluted	122,919	64,552	111,573	124,831

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.36	$(6.87)	$1.68	$4.40
Diluted earnings per share attributable to stockholders	$0.36	$(6.87)	$1.67	$1.13
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Six Months Ended December 31, 2020 and 2019
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	—	—	180,685	180,685
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	—	—	(502)	—	—
Early Termination Payments to members	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	1,221	—	—	—	—	2,012,047	121,313	2,134,581
Issuance of Class A common stock under equity incentive plan	102	1	—	—	—	—	1,770	—	1,771
Issuance of Class A common stock under employee stock purchase plan	45	—	—	—	—	—	1,597	—	1,597
Stock-based compensation expense	—	—	—	—	—	—	7,316	—	7,316
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(28)	—	(28)
Net income	—	—	—	—	—	—	—	44,904	44,904
Net income attributable to non-controlling interest	—	—	—	—	—	—	935	(935)	—
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,374)	(23,374)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	(318)	—
Capital Contributions	—	—	—	—	—	—	1,959	—	1,959
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	3,690
Balance at December 31, 2020	122,228	$1,222	—	$—	—	$—	$2,029,604	$141,590	$2,172,416

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B common units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	649	62,455	—	2,163	(75,611)	—	(39,894)	(114,856)
Exchange of Class B units for Class A common stock by member owners	6,873	19	(6,873)	—	(5,031)	164,810	59,117	—	223,946
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	1,103	—	1,103
Issuance of Class A common stock under equity incentive plan	146	1	—	—	—	—	4,243	—	4,244
Issuance of Class A common stock under employee stock purchase plan	40	—	—	—	—	—	1,540	—	1,540
Treasury stock	(3,549)	—	—	—	3,549	(112,917)	—	—	(112,917)
Stock-based compensation expense	—	—	—	—	—	—	7,775	—	7,775
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	—	—	92,189	92,189
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,704)	(55,704)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(73,731)	(406,422)	(480,153)
Balance at December 31, 2019	66,189	$669	55,582	$—	681	$(23,718)	$—	$(409,831)	$(432,880)
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2020	2019
Operating activities
Net income	$225,589	$163,518
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,004)
Depreciation and amortization	60,031	74,895
Equity in net income of unconsolidated affiliates	(10,499)	(6,596)
Deferred income taxes	(127,535)	53,368
Stock-based compensation	14,545	11,479
Remeasurement of tax receivable agreement liabilities	—	(23,682)
Loss (gain) on FFF put and call rights	16,426	(22,383)
Other	323	2,971
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(127,764)	(5,752)
Contract assets	(23,541)	(9,346)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	88,602	(20,447)
Net cash provided by operating activities from continuing operations	116,177	217,021
Net cash provided by operating activities from discontinued operations	—	10,028
Net cash provided by operating activities	116,177	227,049
Investing activities
Purchases of property and equipment	(44,864)	(44,768)
Acquisition of businesses, net of cash acquired	(791)	(34,727)
Investments in unconsolidated affiliates	—	(10,165)
Proceeds from sale of assets	—	3,632
Other	(1,228)	251
Net cash used in investing activities	(46,883)	(85,777)
Financing activities
Payments made on notes payable	(3,684)	(2,045)
Proceeds from credit facility	125,000	125,000
Payments on credit facility	(100,000)	(100,000)
Distributions to limited partners of Premier LP	(9,949)	(26,901)
Payments to limited partners of Premier LP related to tax receivable agreements	(24,218)	(17,425)
Cash dividends paid	(46,396)	—
Repurchase of Class A common stock (held as treasury stock)	—	(148,566)
Other	(338)	(820)
Net cash used in financing activities	(59,585)	(170,757)
Net increase (decrease) in cash and cash equivalents	9,709	(29,485)
Cash and cash equivalents at beginning of year	99,304	141,055
Cash and cash equivalents at end of period	$109,013	$111,570
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Services, LLC, a Delaware limited liability company (“Premier GP”). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. (“Premier LP”), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry.
The Company’s business model and solutions are designed to provide its members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company’s enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help the Company’s member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 17 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest clinical analytics and consulting services businesses in the United States focused on healthcare providers. The Company is also expanding its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company’s software as a service (“SaaS”) and licensed-based clinical analytics products utilize the Company’s comprehensive data set to provide actionable intelligence to its members and other customers, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company’s direct to employer initiative and insurance management services.
Company Structure and Restructuring
The Company, through Premier GP and Premier Services II, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company and the sole limited partner of Premier LP, held 100% interest in Premier LP at December 31, 2020. At June 30, 2020, the Company held a 59% sole general partner interest in Premier LP. At December 31, 2020 and June 30, 2020, members held a 0% and 41% limited partner interest in Premier LP, respectively. On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors, as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity.
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
At December 31, 2020, the Company was wholly owned by public investors, which included member owners that received shares of Class A Stock in connection with the aforementioned restructuring as well as previous exchanges of Class B common units and associated Class B common stock.
At June 30, 2020, the member owners’ interest in Premier LP was reflected as redeemable limited partners’ capital in the Company’s accompanying Condensed Consolidated Balance Sheets, and the limited partners’ proportionate share of income in Premier LP was reflected within net income attributable to non-controlling interest and within comprehensive income attributable to non-controlling interest in the Company’s accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
At June 30, 2020, public investors, which included member owners that received shares of Class A common stock in connection with previous exchanges of their Class B common units and associated Class B common shares, owned 59% of the Company’s outstanding common stock through their ownership of Class A common stock. The member owners owned 41% of the Company’s combined Class A and Class B common stock through their ownership of Class B common stock.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the six months ended December 31, 2020 and 2019 (in thousands):

	Six Months Ended December 31,
	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in stockholders' equity	$26,685	$(214,156)
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	(2,437)	(274,738)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	331	49,631
Net increase in deferred tax assets related to final exchange by member owners	284,852	—
Reclassification of redeemable limited partners' capital to additional paid in capital	1,754,607	—
Decrease in additional paid-in capital related to notes payable to members, net of discounts	438,967	—
Increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	37,319	13,375
Increase in additional paid-in capital related to final exchange by member owners	517,526	—
Accrued dividend equivalents	363	—
Variable Interest Entities
At December 31, 2020, as a result of the aforementioned restructuring, Premier LP no longer meets the definition of a variable interest entity (“VIE”), as defined in Accounting Standards Codification (“ASC”) Topic 810. The results of operations of Premier LP are included in the condensed consolidated financial statements.
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
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three and six months ended December 31, 2019 was as follows (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Premier LP net income	$122,105	$206,245

Premier LP’s cash flows, including cash flows attributable to discontinued operations, for the six months ended December 31, 2019 consisted of the following (in thousands):

Six Months Ended December 31, 2019
Net cash provided by (used in):
Operating activities	$220,864
Investing activities	(85,777)
Financing activities	(160,872)
Net decrease in cash and cash equivalents	(25,785)
Cash and cash equivalents at beginning of year	131,210
Cash and cash equivalents at end of period	$105,425
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
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company's receivables. Receivables consist primarily of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for expected credit losses. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member and other customer base and age of the receivable balances, both individually and in the aggregate. As receivables are generally due within one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, we will monitor economic conditions on a quarterly basis to determine if any adjustments are deemed necessary. Provisions for the allowance for expected credit losses attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could be further adjusted.
Contract Assets
Supply Chain Services contract assets represents estimated member and other customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Performance Services contract assets represents revenue earned for services provided but which the company is not contractually able to bill as of the end of the respective reporting period. Historically, we have not recognized a provision for contract assets. Under ASC Topic 326, we include Performance Services’ contract assets in our reserving process and assess the risk of loss similar to our methodology of the Company’s receivables, since the contract assets are reclassified to receivables when we become entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. The Company adopted ASU 2016-13 effective July 1, 2020 on a modified retrospective basis which resulted in a reduction to retained earnings of $1.2 million.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”), which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU 2018-13 effective July 1, 2020 and has updated the financial statements accordingly to reflect the updates in the disclosure requirements (see Note 6 - Fair Value Measurements). The implementation of ASU 2018-13 did not have a material effect on the Company’s condensed consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), which provides optional expedients for contract modification that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Additionally, ASU 2020-04 allows companies to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity at any time between March 12, 2020 and December 21, 2022. The amendments are effective during the period of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of Health Design Plus, LLC
On May 4, 2020, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $23.8 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Company’s Credit Facility (as defined below).
The purchase price allocation was finalized during the three months ended December 31, 2020.
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
In addition, the asset purchase agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of December 31, 2020, the fair value of the earn-out liability was $22.7 million (see Note 6 - Fair Value Measurements).
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

Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), acquired all of the outstanding capital stock in Medpricer.com, Inc. (“Medpricer”) for an adjusted purchase price of $38.5 million. The transaction was funded with borrowings under the Credit Facility.
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer’s achievement of a revenue target for the calendar year ended December 31, 2020. As of December 31, 2020, the value of the earn-out liability was $4.7 million.
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
As of June 30, 2020, the Company had completed the wind down and exit from the specialty pharmacy business and had no net income or loss from discontinued operations for the three and six months ended December 31, 2020.
The following table summarizes the major components of net income from discontinued operations (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Selling, general and administrative expense	(79)	1,857
Operating expenses	(79)	1,857
Operating gain (loss) from discontinued operations	79	(1,857)
Net gain on disposal of assets	822	3,231
Income from discontinued operations before income taxes	901	1,374
Income tax expense	287	370
Income from discontinued operations, net of tax	614	1,004
Net income from discontinued operations attributable to non-controlling interest in Premier LP	(280)	(477)
Net income from discontinued operations attributable to stockholders	$334	$527
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended		Six Months Ended
			December 31,		December 31,
	December 31, 2020	June 30, 2020	2020	2019	2020	2019
FFF	$116,785	$109,204	$3,007	$2,885	$7,581	$6,490
Prestige	13,840	11,194	1,594	—	2,646	—
Other investments	17,620	12,937	(29)	104	272	106
Total investments	$148,245	$133,335	$4,572	$2,989	$10,499	$6,596
The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at December 31, 2020 and June 30, 2020. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

The Company, through PSCI along with 16 health systems hold a minority interest in Prestige Ameritech Ltd. (“Prestige”). The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige through its ownership of limited partnership units at December 31, 2020. The Company owns approximately 26% of the membership interest of PRAM. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables provide for the periods presented a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2020	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	59,228	59,228	—	—
Total assets	59,303	59,303	—	—
Earn-out liabilities	22,700	—	—	22,700
FFF put right	53,184	—	—	53,184
Total liabilities	$75,884	$—	$—	$75,884

June 30, 2020	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,272	$13,272	$—	$—
Deferred compensation plan assets	52,538	52,538	—	—
Total assets	65,810	65,810	—	—
Earn-out liability	33,151	—	—	33,151
FFF put right	36,758	—	—	36,758
Total liabilities	$69,909	$—	$—	$69,909
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($4.2 million and $3.4 million at December 31, 2020 and June 30, 2020, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company’s equity investment in FFF, the Company entered into a shareholders’ agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF’s majority shareholder must be made at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents (“Equity Value per Share”). In addition, in the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after (i) the date of a Key Man Event or (ii) January 30, 2021. As of December 31, 2020 and June 30, 2020, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
The Company utilized the following assumptions to estimate the fair value of FFF Put and Call Rights:

	December 31, 2020	June 30, 2020
Annual EBITDA growth rate	2.5-10.8%	2.5-26.5%
Annual revenue growth rate	2.5-6.3%	1.4-14.4%
Correlation	80.0%	80.0%
Weighted average cost of capital	14.0%	14.5%
Asset volatility	30.0%	28.0%
Credit spread	1.0%	1.7%
The significant assumptions using the Monte Carlo simulation approach for valuation of the Put and Call Rights are:
(i)Annual EBITDA Growth Rate: The forecasted EBITDA growth range over six years;
(ii)Annual Revenue Growth Rate: The forecasted Revenue growth range over six years;
(iii)Correlation: The estimated correlation between future Business Enterprise Value and EBITDA of FFF;
(iv)Weighted Average Cost of Capital: The expected rate paid to security holders to finance debt and equity;
(v)Asset volatility: Based on the asset volatility of guideline public companies in the healthcare industry; and
(vi)Credit Spread: Based on term-matched BBB yield curve.
The Company recorded the FFF put and call rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the FFF put and call rights were recorded within other (expense) income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as the Stanson Health, Inc. (“Stanson”) and Medpricer acquisitions. The earn-out liability associated with the Acurity and Nexera asset acquisition was classified as Level 3 of the fair value hierarchy. The earn-out liability associated with the Medpricer acquisition is no longer measured at fair value as of December 31, 2020, given the Company’s anticipation of Medpricer achieving a portion of the earn-out. The full earn-out associated with the Stanson acquisition was paid to former employees and shareholders as of December 31, 2020.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the respective acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.0% at December 31, 2020 and June 30, 2020. As of December 31, 2020 and June 30, 2020, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at December 31, 2020 and June 30, 2020 was $22.7 million.

Acurity and Nexera Earn-out (a)

Input assumptions	As of December 31, 2020	As of June 30, 2020
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.0%	1.0%
(a)    The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)	Gain (Loss) (b)	Ending Balance
Three Months Ended December 31, 2020
Earn-out liabilities	23,017	(4,660)	(4,343)	22,700
FFF put right	38,677	—	(14,507)	53,184
Total Level 3 liabilities	$61,694	$(4,660)	$(18,850)	$75,884

Three Months Ended December 31, 2019
FFF call right	$52	$—	$(52)	$—
Total Level 3 assets	52	—	(52)	—
Earn-out liabilities	9,390	3,781	(249)	13,420
FFF put right	49,339	—	30,274	19,065
Total Level 3 liabilities	$58,729	$3,781	$30,025	$32,485

Six Months Ended December 31, 2020
Earn-out liabilities	33,151	(13,733)	(3,282)	22,700
FFF put right	36,758	—	(16,426)	53,184
Total Level 3 liabilities	$69,909	$(13,733)	$(19,708)	$75,884

Six Months Ended December 31, 2019
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	204	—	(204)	—
Earn-out liabilities	6,816	3,781	(2,823)	13,420
FFF put right	41,652	—	22,587	19,065
Total Level 3 liabilities	$48,468	$3,781	$19,764	$32,485
(a) Purchases (Settlements) for the three months ended December 31, 2020 includes the Medpricer earnout, which has been earned in part but not yet paid as of December 31, 2020. Purchases (Settlements) for the six months ended December 31, 2020 includes the Medpricer earnout, which has been earned in part but not yet paid as of December 31, 2020 and the Stanson earnout, which was paid in full as of December 31, 2020.
(b) A gain on level 3 asset balances will increase the asset ending balance whereby a gain on level 3 liability balances will decrease the liability ending balance. A loss on level 3 asset balances will decrease the asset ending balance whereby a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the six months ended December 31, 2020, the Company recorded notes payable to members resulting from the deferral of the early termination payments associated with the termination of the TRA as part of the August 2020 restructuring. These notes include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 9 - Debt and Notes Payable).

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.2 million at December 31, 2020 and June 30, 2020, based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2020 that was included in the opening balance of deferred revenue at June 30, 2020 was $14.8 million, which is a result of satisfying performance obligations.
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
Net revenue recognized during the three months ended December 31, 2020 from performance obligations that were satisfied or partially satisfied in prior periods was $3.1 million. The net revenue recognized was driven by a $4.9 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $1.8 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
The reduction to net revenue recognized during the six months ended December 31, 2020 from performance obligations that were satisfied or partially satisfied in prior periods was $3.2 million. The reduction was driven by a $2.5 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period and a reduction of $0.7 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $600.0 million. The Company expects to recognize approximately 44% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2020	$387,722	$554,243	$941,965
Adjustments to acquisition purchase price	780	(482)	298
December 31, 2020	$388,502	$553,761	$942,263

The change in goodwill since June 30, 2020 is a result of measurement period adjustments from the Acurity and Nexera asset acquisition and the HDP acquisition. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2020	June 30, 2020
Member relationships	14.7 years	$386,100	$386,100
Technology	5.6 years	164,117	164,117
Customer relationships	9.6 years	70,830	70,830
Trade names	7.5 years	24,160	24,160
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	10.2 years	7,682	6,060
Total intangible assets		664,204	662,582
Accumulated amortization		(268,623)	(245,160)
Total intangible assets, net		$395,581	$417,422
(a) Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
(9) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Credit Facility	$100,000	$75,000
Notes payable to members	442,270	—
Other notes payable	11,547	9,200
Total debt and notes payable	553,817	84,200
Less: current portion	(200,867)	(79,560)
Total long-term debt and notes payable	$352,950	$4,640
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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At December 31, 2020, the interest rate on outstanding borrowings under the Credit Facility was 1.150%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Premier GP was in compliance with all such covenants at December 31, 2020. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. During the six months ended December 31, 2020, the Company borrowed $125.0 million and repaid $100.0 million of borrowings under the Credit Facility. The Company had $100.0 million in outstanding borrowings under the Credit Facility at December 31, 2020 with $899.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
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
At December 31, 2020, the Company had $442.3 million of notes payable to members, net of discounts on notes payable of $19.8 million, of which $95.1 million was recorded to current portion of notes payable to members in the accompanying Condensed Consolidated Balance Sheets.
Other
At December 31, 2020 and June 30, 2020, the Company had $11.5 million and $9.2 million in other notes payable, respectively, of which $5.8 million and $4.6 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
Future minimum principal payments on total outstanding notes payable as of December 31, 2020 are as follows (in thousands):

2021 (a)	$57,140
2022	105,211
2023	103,629
2024	104,231
2025	103,419
Total principal payments	$473,630
(a)     For the period from January 1, 2021 to June 30, 2021.
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors, as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity.
For the six months ended December 31, 2020 and 2019, the Company recorded adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income in the amounts of $(26.7) million and $214.2 million, respectively. With respect to the six months ended December 31, 2020, no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded subsequent to July 31, 2020 in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Refer to “Company Structure and Restructuring” in Note 1 - Organization and Basis of Presentation.

The tables below provide a summary of the changes in redeemable limited partners’ capital from June 30, 2020 to September 30, 2020 and June 30, 2019 to December 31, 2019 (in thousands). There were no changes in redeemable limited partner’s capital from September 30, 2020 to December 31, 2020.

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2020	$(995)	$1,721,304	$1,720,309
Distributions applied to receivables from limited partners	141	—	141
Net income attributable to non-controlling interest in Premier LP	—	11,845	11,845
Distributions to limited partners	—	(1,936)	(1,936)
Exchange of Class B common units for Class A common stock by member owners	—	(2,437)	(2,437)
Adjustment of redeemable limited partners' capital to redemption amount	—	26,685	26,685
Reclassification to permanent equity	854	(1,755,461)	(1,754,607)
September 30, 2020	$—	$—	$—

	Receivables From Limited Partners	Redeemable Limited Partners’ Capital	Total Redeemable Limited Partners’ Capital
June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
September 30, 2019	(1,135)	1,806,210	1,805,075
Distributions applied to receivables from limited partners	70	—	70
Net income attributable to non-controlling interest in Premier LP	—	55,704	55,704
Distributions to limited partners	—	(12,689)	(12,689)
Exchange of Class B common units for Class A common stock by member owners	—	(223,946)	(223,946)
Adjustment of redeemable limited partners' capital to redemption amount	—	480,153	480,153
December 31, 2019	$(1,065)	$2,105,432	$2,104,367
Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, each limited partner had the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the six months ended December 31, 2020, the Company recorded total reductions of $2.4 million to redeemable limited partners' capital prior to the August 2020 restructuring to reflect the exchange of 0.1 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings Per Share for more information). On August 11, 2020, the Exchange Agreement was terminated in connection with the restructuring as discussed in Note 1 - Organization and Basis of Presentation.

Quarterly exchanges during the six months ended December 31, 2020 were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2020	69,684	$2,437
As a result of the August 2020 restructuring, there were no quarterly exchanges subsequent to the July 31, 2020 exchange.
(11) STOCKHOLDERS' EQUITY
As of December 31, 2020, there were 122,228,635 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.
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
On September 15, 2020 and December 15, 2020, the Company paid a cash dividend of $0.19 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2020 and December 1, 2020, respectively. On January 21, 2021, the Board of Directors declared a cash dividend of $0.19 per share, payable on March 15, 2021 to stockholders of record on March 1, 2021.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator for basic earnings per share:
Net income from continuing operations attributable to stockholders (a)	$43,969	$(444,002)	$186,124	$279,536
Net income from discontinued operations attributable to stockholders	—	334	—	527
Net income attributable to stockholders	$43,969	$(443,668)	$186,124	$280,063

Numerator for diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$43,969	$(444,002)	$186,124	$279,536
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	(214,156)
Net income from continuing operations attributable to non-controlling interest in Premier LP	—	—	—	97,134
Net income from continuing operations	43,969	(444,002)	186,124	162,514
Tax effect on Premier, Inc. net income (b)(c)	—	—	—	(22,941)
Adjusted net income from continuing operations	$43,969	$(444,002)	$186,124	$139,573

Net income from discontinued operations attributable to stockholders	$—	$334	$—	$527
Net income from discontinued operations attributable to non-controlling interest in Premier LP	—	—	—	477
Adjusted net income from discontinued operations	$—	$334	$—	$1,004

Adjusted net income	$43,969	$(443,668)	$186,124	$140,577

Denominator for earnings per share:
Basic weighted average shares outstanding (d)	122,127	64,552	110,851	63,668
Effect of dilutive securities: (e)
Stock options	321	—	287	420
Restricted stock	333	—	318	250
Performance share awards	138	—	117	—
Class B shares outstanding	—	—	—	60,493
Diluted weighted average shares and assumed conversions	122,919	64,552	111,573	124,831

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.36	$(6.87)	$1.68	$4.40
Diluted earnings per share attributable to stockholders	$0.36	$(6.87)	$1.67	$1.13
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income from continuing operations	$44,904	$91,575	$225,589	$162,514
Net income from continuing operations attributable to non-controlling interest	(935)	(55,424)	(12,780)	(97,134)
Adjustment of redeemable limited partners’ capital to redemption amount	—	(480,153)	(26,685)	214,156
Net income from continuing operations attributable to stockholders	$43,969	$(444,002)	$186,124	$279,536

(b)For the three and six months ended December 31, 2020, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP was calculated as a component of the income tax provision for the three and six months ended December 31, 2020.
(c)For the three and six months ended December 31, 2019, represents income tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP for the purpose of diluted (loss) earnings per share.
(d)Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and six months ended December 31, 2020 and 2019.
(e)For the three months ended December 31, 2020, the effect of 0.4 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
For the six months ended December 31, 2020, the effect of 1.1 million stock options and restricted stock units and 11.2 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
For the three and six months ended December 31, 2020, the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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
(a)The number of Class B common shares retired or outstanding is equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.
(b)The number of Class A common shares outstanding after exchange also includes activity related to the Company's share repurchase program equity incentive plan (see Note 13 - Stock-Based Compensation).
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the three months ended December 31, 2020 and 25% for the three months ended December 31, 2019, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate which includes the impact of the Merger. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Pre-tax stock-based compensation expense	$7,316	$7,775	$14,545	$11,479
Deferred tax benefit (a)	1,011	1,959	2,120	2,893
Total stock-based compensation expense, net of tax	$6,305	$5,816	$12,425	$8,586
(a) For the three and six months ended December 31, 2020, the deferred tax benefit was reduced by $0.9 million and 1.7 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2020, there were 5.3 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2020:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2020	681,538	$37.91	1,606,309	$37.58	2,544,137	$30.17
Granted	511,609	$31.84	685,238	$29.17	—	$—
Vested/exercised	(196,178)	$34.36	(161,544)	$32.77	(84,427)	$31.48
Forfeited	(45,864)	$36.67	(381,177)	$33.65	(28,869)	$35.09
Outstanding at December 31, 2020	951,105	$35.43	1,748,826	$35.57	2,430,841	$30.06

Stock options outstanding and exercisable at December 31, 2020					2,428,417	$30.06
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
Unrecognized stock-based compensation expense at December 31, 2020 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$21,413	2.1 years
Performance share awards	32,709	1.9 years
Stock options	4	0.2 years
Total unrecognized stock-based compensation expense	$54,126	2.0 years
The aggregate intrinsic value of stock options at December 31, 2020 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$12,484
Expected to vest	7
Total outstanding	$12,491

Exercised during the year ended December 31, 2020	302

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
At the consummation of the Merger, the Company simplified its tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for tax purposes. As a result, the Company recorded a one-time deferred tax benefit of $132.0 million, primarily driven by deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release.
Income tax expense for the three months ended December 31, 2020 and 2019 was $16.7 million and $64.6 million, respectively, which reflects effective tax rates of 27% and 41%, respectively. The change in the effective tax rate for the three months ended December 31, 2020 is primarily attributable to the remeasurement of deferred tax balances related to the change in state income tax law in November 2019. Income tax (benefit) expense for the six months ended December 31, 2020 and 2019 was $(101.5) million and $74.2 million, respectively, which reflects effective tax rates of (82)% and 31%, respectively. The change in the effective tax rate for the six months ended December 31, 2020 is primarily driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Merger. Absent of the one-time deferred tax benefit, the effective tax rate is 24% for the six months ended December 31, 2020.
Net deferred tax assets increased by $413.2 million to $825.7 million at December 31, 2020 from $412.5 million at June 30, 2020. The increase in net deferred tax assets was largely driven by an increase of $285.0 million in deferred tax assets related to the final exchange of all outstanding Class B common units for the Company’s Class A common stock on August 11, 2020 and $132.0 million deferred tax remeasurement and valuation allowance release as a result of the Merger.
On August 10, 2020, the Company exercised its right to terminate the TRA by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA on the Determination Date. The valuation of the Early Termination Payment is based on the average of the closing prices of a share of Class A Stock on the stock exchange over the 20 trading days ending three days prior to the Determination Date. The aggregate amount of the Early Termination Payments was $472.6 million. Of that amount, $10.5 million was paid on September 15, 2020, to LPs that did not elect to execute a Unit Exchange Agreement. The remaining payable, $462.1 million in the aggregate, will be paid, without interest, to certain LPs that elected to execute a Unit Exchange Agreement in connection with the Company’s August 2020 restructuring, in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. As a result of the TRA termination, TRA liabilities of $293.7 million at June 30, 2020 were extinguished and a liability was recorded to current portion of notes payable to members and notes payable to members, less current portion in the accompanying Condensed Consolidated Balance Sheets for amounts payable pursuant to the Unit Exchange Agreements.
(15) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income was $3.0 million and $2.9 million for the three months ended December 31, 2020 and 2019, respectively, and $7.6 million and $6.5 million for the six months ended December 31, 2020 and 2019, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.7 million and $2.4 million during the three months ended December 31, 2020 and 2019, respectively, and $3.5 million and $4.6 million for the six months ended December 31, 2020 and 2019.
(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended December 31, 2020 and 2019 was $2.7 million and $2.6 million, respectively. Operating lease expense for the six months ended December 31, 2020 and 2019 was $5.6 million and $5.5 million, respectively. As of December 31, 2020, the weighted average remaining lease term was 5.3 years and the weighted average discount rate was 4%.

Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2020	June 30, 2020
2021 (a)	$5,960	$12,171
2022	11,738	11,738
2023	12,012	12,012
2024	12,145	12,145
2025	12,177	12,177
Thereafter	10,171	10,171
Total future minimum lease payments	64,203	70,414
Less: imputed interest	6,375	7,567
Total operating lease liabilities (b)	$57,828	$62,847
(a)As of December 31, 2020, future minimum lease payments are for the period from January 1, 2021 to June 30, 2021.
(b)As of December 31, 2020, total operating lease liabilities included $9.7 million within other liabilities, current in the Condensed Consolidated Balance Sheets.
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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue:
Supply Chain Services
Net administrative fees	$145,339	$172,114	$277,984	$344,517
Other services and support	4,086	2,482	9,677	5,043
Services	149,425	174,596	287,661	349,560
Products	179,670	58,040	295,085	106,161
Total Supply Chain Services (a)	329,095	232,636	582,746	455,721
Performance Services (a)	93,732	86,970	186,968	166,295
Net revenue	$422,827	$319,606	$769,714	$622,016
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Depreciation and amortization expense (a):
Supply Chain Services	$9,417	$4,869	$18,219	$9,694
Performance Services	17,810	30,293	37,567	60,913
Corporate	2,126	2,154	4,245	4,288
Total depreciation and amortization expense	$29,353	$37,316	$60,031	$74,895

Capital expenditures:
Supply Chain Services	$2,699	$609	$5,575	$2,086
Performance Services	16,912	18,612	35,283	37,116
Corporate	271	3,564	4,006	5,566
Total capital expenditures	$19,882	$22,785	$44,864	$44,768

	December 31, 2020	June 30, 2020
Total assets:
Supply Chain Services	$1,612,334	$1,483,751
Performance Services	948,760	930,968
Corporate	949,709	538,248
Total assets	3,510,803	2,952,967
Eliminations (b)	(4)	(4,452)
Total assets, net	$3,510,799	$2,948,515
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income before income taxes	$61,561	$156,132	$124,108	$236,685
Equity in net income of unconsolidated affiliates (a)	(4,572)	(2,989)	(10,499)	(6,596)
Interest and investment loss (income), net	3,398	359	5,517	(117)
Loss on FFF put and call rights (b)	14,507	(30,222)	16,426	(22,383)
Other income	(4,890)	(2,747)	(8,573)	(3,009)
Operating income	70,004	120,533	126,979	204,580
Depreciation and amortization	19,093	25,378	36,567	49,913
Amortization of purchased intangible assets	10,260	11,938	23,464	24,982
Stock-based compensation (c)	7,415	7,838	14,790	11,690
Acquisition and disposition related expenses	7,918	2,835	10,763	8,976
Remeasurement of tax receivable agreement liabilities (d)	—	(28,356)	—	(23,682)
Equity in net income of unconsolidated affiliates (a)	4,572	2,989	10,499	6,596
Deferred compensation plan income (e)	4,803	2,751	7,710	2,992
Other expense, net	753	2,499	4,789	2,614
Non-GAAP Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (f)	$118,939	$147,959	$221,590	$297,870
Performance Services (f)	36,609	29,967	73,724	50,343
Corporate	(30,730)	(29,521)	(59,753)	(59,552)
Non-GAAP Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661
(a)Refer to Note 5 - Investments for more information.
(b)Refer to Note 6 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended December 31, 2020 and 2019 and $0.2 million during both of the six months ended December 31, 2020 and 2019.
(d)The adjustments to TRA liabilities for the three and six months ended December 31, 2020 is primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities.
(e)Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(f)Includes intersegment revenue which is eliminated in consolidation.

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
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) and licensed-based clinical analytics products, consulting services and performance improvement collaborative programs.
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue	$422,827	$319,606	$769,714	$622,016
Net income from continuing operations	$44,904	$91,575	$225,589	$162,514
Non-GAAP Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income from continuing operations to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended December 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2020	2019	2020	2019	2020	2019
Supply Chain Services	$329,095	$232,636	$96,459	41%	78%	73%
Performance Services	93,732	86,970	6,762	8%	22%	27%
Net revenue	$422,827	$319,606	$103,221	32%	100%	100%

Segment net revenue for the six months ended December 31, 2020 and 2019 was as follows (in thousands):

	Six Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2020	2019	2020	2019	2020	2019
Supply Chain Services	$582,746	$455,721	$127,025	28%	76%	73%
Performance Services	186,968	166,295	20,673	12%	24%	27%
Net revenue	$769,714	$622,016	$147,698	24%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs (“GPO”) in the United States, serving acute, non-acute, non-healthcare and alternate sites, supply chain co-management and our direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and other customers, fees from supply chain co-management and through product sales in connection with our direct sourcing activities.
Our Performance Services segment includes one of the largest informatics and consulting services businesses in the United States focused on healthcare providers. We are also expanding our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. Our SaaS-based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members and other customers, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value based care. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, direct to employer initiative and insurance management services.
Acquisitions
Acquisition of Health Design Plus, LLC
On May 4, 2020, we, through our consolidated subsidiary, Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $23.8 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed financial statements). HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program. Shortly after closing, HDP was renamed Contigo Health, LLC (“Contigo Health”) and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC (“PAP”) and Prince N Purchaser, LLC (“PNP”), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly owned subsidiaries of Greater New York Hospital Association (“GYNHA”), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable) (the “Acurity and Nexera asset acquisition”). Pursuant to the terms of the asset purchase agreement (as amended, the “Purchase Agreement”), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $4.7 million was paid to GNYHA during the three months ended December 31, 2020. In addition, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act (“ACA”) and the potential for the ACA to be struck down as unconstitutional by the U.S. Supreme Court or significantly altered by Congress. Actions related to the ACA could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
COVID-19 Pandemic
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities have deferred elective procedures and routine medical visits during the crisis, which created a significant decline in the demand for supplies and services not related to COVID-19 through the second quarter of fiscal 2021 and such lower demand is expected to continue through some or all of fiscal 2021. In addition, as a result of our members' and other customers focus on managing COVID-19 and its impacts, we may experience uncertain demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand will continue, and the effect that they will have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
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

•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members and other customers. Staffing or personnel shortages due to shelter in place orders and quarantines have impacted and in the future may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. In the food service line, COVID-19 related illnesses have impacted food processing suppliers and led to plant closures. If the supply chains for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business are adversely impacted by restrictions resulting from COVID-19, our supply chains may be disrupted. In addition, due to the volatility of the price and supply of products, including PPE, there is risk that we may purchase products from suppliers at that we cannot recover in the event of a potential material price decline. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or significant disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us, our members and other customers and suppliers.
The ultimate impact of COVID-19, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future similar pandemics may also exacerbate many of the other risks described in Item 1A. “Risk Factors” section of the 2020 Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through some or all of fiscal 2021 and beyond.
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
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, as well as the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members and other customers that purchase products through our direct sourcing activities and the impact of competitive pricing.
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
Our Performance Services growth will depend upon the expansion of our SaaS clinical analytics products, performance improvement collaboratives and consulting services to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed informatics products, and our ability to generate additional applied sciences engagements and expand into new markets.
Cost of Revenue
Cost of revenue consists of cost of service revenue and cost of product revenue.
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers and implementation services related to SaaS clinical analytics along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within cost of service revenue include costs related to implementing SaaS informatics tools. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software applications.
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
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. Prior to August 11, 2020, Adjusted Net Income was calculated as if we were one consolidated group for tax purposes. The rate used to compute Adjusted Net Income was 24% for the three and six months ended December 31, 2020 and 26% for the three and six months ended December 31, 2019.
Net Income Attributable to Non-Controlling Interest
For the six months ended December 31, 2020, we recognized net income attributable to the limited partners of Premier LP through August 11, 2020, the date of the Merger. At December 31, 2020, we, through Premier Services, LLC (“Premier GP), the sole general partner of Premier LP, and Premier Services II, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company and sole limited partner of Premier LP, held 100% interest in Premier LP. At June 30, 2020, we held 59% sole general partner interest in Premier LP. In addition to their equity ownership interest in the Company, our members held a 0% and 41% limited partner interest in Premier LP at December 31, 2020 and June 30, 2020, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
As of December 31, 2020, PSCI, along with 16 member health systems hold a minority interest in Prestige Ameritech Ltd. (“Prestige”). Through our consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), we hold an approximate 20% interest in Prestige through PRAM’s ownership of limited partnership units at December 31, 2020. We own approximately 26% of the membership interest of PRAM and recognized net income attributable to non-controlling interest for the 74% interest held by the 16 member health systems.
As of December 31, 2020, PSCI, along with 34 member health systems hold a minority interest in DePre, LLC (“DePre”). Through our consolidated subsidiary, DePre Holdings, LLC (“DPH”), we hold an approximate 49% interest in DePre through DPH’s ownership of membership interests at December 31, 2020. We own approximately 21% of the membership interest of DPH and recognized net income attributable to non-controlling interest for the 79% interest held by the 34 member health systems.
As of December 31, 2020, we own 97% of the equity interest in HDP and recognized net income attributable to non-controlling interest for the 3% of equity retained by University Hospitals Holdings, Inc.
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2020 and 2019 and $0.2 million for both the six months ended December 31, 2020 and 2019 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$145,339	34%	$172,114	54%	$277,984	36%	$344,517	55%
Other services and support	97,818	23%	89,452	28%	196,645	26%	171,338	28%
Services	243,157	58%	261,566	82%	474,629	62%	515,855	83%
Products	179,670	42%	58,040	18%	295,085	38%	106,161	17%
Net revenue	422,827	100%	319,606	100%	769,714	100%	622,016	100%
Cost of revenue:
Services	40,122	9%	47,422	14%	78,872	10%	94,958	15%
Products	171,722	41%	52,819	17%	285,150	37%	96,294	15%
Cost of revenue	211,844	50%	100,241	31%	364,022	47%	191,252	30%
Gross profit	210,983	50%	219,365	69%	405,692	53%	430,764	70%
Operating expenses:
Selling, general and administrative	129,997	31%	86,093	27%	253,951	33%	200,022	32%
Research and development	722	—%	801	—%	1,298	—%	1,180	—%
Amortization of purchased intangible assets	10,260	2%	11,938	4%	23,464	3%	24,982	4%
Operating expenses	140,979	33%	98,832	31%	278,713	36%	226,184	36%
Operating income	70,004	17%	120,533	38%	126,979	16%	204,580	33%
Other (expense) income, net	(8,443)	(2)%	35,599	11%	(2,871)	—%	32,105	5%
Income before income taxes	61,561	15%	156,132	49%	124,108	16%	236,685	38%
Income tax expense (benefit)	16,657	4%	64,557	20%	(101,481)	(13)%	74,171	12%
Net income from continuing operations	44,904	11%	91,575	29%	225,589	29%	162,514	26%
Income from discontinued operations, net of tax	—	—%	614	—%	—	—%	1,004	1%
Net income	44,904	11%	92,189	29%	225,589	29%	163,518	26%
Net income from continuing operations attributable to non-controlling interest	(935)	—%	(55,424)	(17)%	(12,780)	(2)%	(97,134)	(16)%
Net income from discontinued operations attributable to non-controlling interest	—	—%	(280)	—%	—	—%	(477)	—%
Net income attributable to non-controlling interest	(935)	—%	(55,704)	(17)%	(12,780)	(2)%	(97,611)	(16)%
Adjustment of redeemable limited partners’ capital to redemption amount	—	nm	(480,153)	nm	(26,685)	nm	214,156	nm
Net income attributable to stockholders	$43,969	nm	$(443,668)	nm	$186,124	nm	$280,063	nm

Weighted average shares outstanding:
Basic	122,127		64,552		110,851		63,668
Diluted	122,919		64,552		111,573		124,831

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.36		$(6.87)		$1.68		$4.40
Diluted earnings per share attributable to stockholders	$0.36		$(6.87)		$1.67		$1.13
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$124,818	30%	$148,405	46%	$235,561	31%	$288,661	46%
Non-GAAP Adjusted Net Income	$79,394	19%	$90,774	28%	$149,553	19%	$176,760	28%
Non-GAAP Adjusted Earnings Per Share	$0.65	nm	$0.74	nm	$1.22	nm	$1.42	nm
The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income from continuing operations	$44,904	$91,575	$225,589	$162,514
Interest and investment loss (income), net	3,398	359	5,517	(117)
Income tax expense (benefit)	16,657	64,557	(101,481)	74,171
Depreciation and amortization	19,093	25,378	36,567	49,913
Amortization of purchased intangible assets	10,260	11,938	23,464	24,982
EBITDA	94,312	193,807	189,656	311,463
Stock-based compensation	7,415	7,838	14,790	11,690
Acquisition and disposition related expenses	7,918	2,835	10,763	8,976
Remeasurement of tax receivable agreement liabilities	—	(28,356)	—	(23,682)
Loss (gain) on FFF put and call rights	14,507	(30,222)	16,426	(22,383)
Other expense, net	666	2,503	3,926	2,597
Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661

Income before income taxes	$61,561	$156,132	$124,108	$236,685
Equity in net income of unconsolidated affiliates	(4,572)	(2,989)	(10,499)	(6,596)
Interest and investment loss (income), net	3,398	359	5,517	(117)
Loss (gain) on FFF put and call rights	14,507	(30,222)	16,426	(22,383)
Other income	(4,890)	(2,747)	(8,573)	(3,009)
Operating income	70,004	120,533	126,979	204,580
Depreciation and amortization	19,093	25,378	36,567	49,913
Amortization of purchased intangible assets	10,260	11,938	23,464	24,982
Stock-based compensation	7,415	7,838	14,790	11,690
Acquisition and disposition related expenses	7,918	2,835	10,763	8,976
Remeasurement of tax receivable agreement liabilities	—	(28,356)	—	(23,682)
Equity in net income of unconsolidated affiliates	4,572	2,989	10,499	6,596
Deferred compensation plan income	4,803	2,751	7,710	2,992
Other expense	753	2,499	4,789	2,614
Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Supply Chain Services	$118,939	$147,959	$221,590	$297,870
Performance Services	36,609	29,967	73,724	50,343
Corporate	(30,730)	(29,521)	(59,753)	(59,552)
Adjusted EBITDA	$124,818	$148,405	$235,561	$288,661
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income attributable to stockholders	$43,969	$(443,668)	$186,124	$280,063
Adjustment of redeemable limited partners’ capital to redemption amount	—	480,153	26,685	(214,156)
Net income attributable to non-controlling interest	935	55,704	12,780	97,611
Income from discontinued operations, net of tax	—	(614)	—	(1,004)
Income tax expense (benefit)	16,657	64,557	(101,481)	74,171
Amortization of purchased intangible assets	10,260	11,938	23,464	24,982
Stock-based compensation	7,415	7,838	14,790	11,690
Acquisition and disposition related expenses	7,918	2,835	10,763	8,976
Remeasurement of tax receivable agreement liabilities	—	(28,356)	—	(23,682)
Loss (gain) on FFF put and call rights	14,507	(30,222)	16,426	(22,383)
Other expense, net	2,805	2,503	7,229	2,597
Non-GAAP adjusted income before income taxes	104,466	122,668	196,780	238,865
Income tax expense on adjusted income before income taxes (a)	25,072	31,894	47,227	62,105
Non-GAAP Adjusted Net Income	$79,394	$90,774	$149,553	$176,760

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	122,127	64,552	110,851	63,668
Dilutive securities (b)	792	—	722	670
Class B shares outstanding (b)	—	—	—	60,493
Weighted average shares outstanding - diluted	122,919	64,552	111,573	124,831
Dilutive securities (c)	—	579	—	—
Class B shares outstanding (c)	—	57,898	11,185	—
Non-GAAP weighted average shares outstanding - diluted	122,919	123,029	122,758	124,831
(a)Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2020 and 26% of non-GAAP adjusted income before income taxes for the three and six months ended December 31, 2019.
(b)For the three months ended December 31, 2019, the effect of 0.6 million and 57.9 million dilutive securities and Class B common units, respectively, were excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect.
(c)On a non-GAAP basis, the effect of 0.6 million and 57.9 million dilutive securities and Class B common units was included in the diluted weighted average shares outstanding for the three months ended December 31, 2019.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Earnings per share attributable to stockholders	$0.36	$(6.87)	$1.68	$4.40
Adjustment of redeemable limited partners’ capital to redemption amount	—	7.44	0.24	(3.36)
Net income attributable to non-controlling interest	0.01	0.86	0.12	1.53
Income from discontinued operations, net of tax	—	(0.01)	—	(0.02)
Income tax expense (benefit)	0.14	1.00	(0.92)	1.16
Amortization of purchased intangible assets	0.08	0.18	0.21	0.39
Stock-based compensation	0.06	0.12	0.13	0.18
Acquisition and disposition related expenses	0.06	0.04	0.10	0.14
Remeasurement of tax receivable agreement liabilities	—	(0.44)	—	(0.37)
Loss (gain) on FFF put and call rights	0.12	(0.47)	0.15	(0.35)
Other expense, net	0.02	0.04	0.07	0.04
Impact of corporation taxes (a)	(0.20)	(0.49)	(0.43)	(0.98)
Impact of dilutive shares (b)	—	(0.66)	(0.13)	(1.34)
Non-GAAP Adjusted Earnings Per Share	$0.65	$0.74	$1.22	$1.42
(a)Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2020 and 26% of non-GAAP adjusted income before income taxes for the three and six months ended December 31, 2019.
(b)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended December 31, 2020 to 2019
Net Revenue
Net revenue increased by $103.2 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to an increase of $121.7 million in product revenue, an increase of $8.3 million in other services and support revenue, partially offset by a decrease of $26.8 million in net administrative fees revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in “Segment Results” below.
Cost of Revenue
Cost of revenue increased by $111.6 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to an increase of $118.9 million in cost of product revenue, partially offset by a decrease of $7.3 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in “Segment Results” below.
Operating Expenses
Operating expenses increased by $42.2 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to an increase of $43.9 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in “Segment Results” below.
Other Income, Net
Other income, net decreased by $44.0 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to the loss on the FFF put and call rights in the current period compared to the gain on the FFF put and call rights in the prior year period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).

Income Tax Expense
For the three months ended December 31, 2020, we recorded tax expense of $16.7 million compared to tax expense of $64.6 million recorded during the three months ended December 31, 2019. The tax expense recorded during the three months ended December 31, 2020 and 2019 results in effective tax rates of 27% and 41%, respectively. The change in the effective tax rate is primarily attributable to the remeasurement of deferred tax balances related to the change in state income tax law in November 2019. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $54.8 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to the Merger, whereby net income attributable to non-controlling interest in Premier LP was not recorded after the Merger date of August 11, 2020. As of December 31, 2020, we owned a 99.999% controlling general partner interest and a 0.001% limited partnership interest in Premier GP. At June 30, 2020, the portion of net income attributable to the limited partners of Premier LP was 41%.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM, DPH and HDP, which was 74%, 79% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $23.6 million during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in “Segment Results” below.
Consolidated Results - Comparison of the Six Months Ended December 31, 2020 to 2019
Net Revenue
Net revenue increased by $147.7 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to an increase of $188.9 million in product revenue, an increase of $25.3 million in other services and support revenue, partially offset by a decrease of $66.5 million in net administrative fees revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in “Segment Results” below.
Cost of Revenue
Cost of revenue increased by $172.7 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to an increase of $188.9 million in cost of product revenue, partially offset by a decrease of $16.1 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in “Segment Results” below.
Operating Expenses
Operating expenses increased by $52.5 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to an increase of $54.0 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in “Segment Results” below.
Other Income, Net
Other income, net decreased by $35.0 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to the loss on the FFF put and call rights in the current period compared to the gain on the FFF put and call rights in the prior year period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax (Benefit) Expense
For the six months ended December 31, 2020, we recorded a tax benefit of $101.5 million compared to tax expense of $74.2 million recorded during the six months ended December 31, 2019. The tax benefit and expense recorded during the six months ended December 31, 2020 and 2019 results in effective tax rates of (82)% and 31%, respectively. The change in the effective tax rate is primarily attributable to the one-time deferred tax benefit associated with remeasurement of the deferred tax asset and valuation allowance release as a result of the Merger. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $84.8 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to the Merger, whereby net income attributable to non-controlling interest was not recorded after the Merger date of August 11, 2020.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM, DPH and HDP, which was 74%, 79% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $53.1 million during the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in “Segment Results” below.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Supply Chain Services	2020	2019	Change		2020	2019	Change
Net revenue:
Net administrative fees	$145,339	$172,114	$(26,775)	(16)%	$277,984	$344,517	$(66,533)	(19)%
Other services and support	4,086	2,482	1,604	65%	9,677	5,043	4,634	92%
Services	149,425	174,596	(25,171)	(14)%	287,661	349,560	(61,899)	(18)%
Products	179,670	58,040	121,630	210%	295,085	106,161	188,924	178%
Net revenue	329,095	232,636	96,459	41%	582,746	455,721	127,025	28%
Cost of revenue:
Services	774	(252)	1,026	nm	1,508	154	1,354	879%
Products	171,722	52,819	118,903	225%	285,150	96,294	188,856	196%
Cost of revenue	172,496	52,567	119,929	228%	286,658	96,448	190,210	197%
Gross profit	156,599	180,069	(23,470)	(13)%	296,088	359,273	(63,185)	(18)%
Operating expenses:
Selling, general and administrative	50,372	37,599	12,773	34%	94,796	73,665	21,131	29%
Research and development	109	6	103	—%	127	6	121	—%
Amortization of purchased intangible assets	8,055	4,096	3,959	97%	16,054	8,193	7,861	96%
Operating expenses	58,536	41,701	16,835	40%	110,977	81,864	29,113	36%
Operating income	98,063	138,368	(40,305)	(29)%	$185,111	$277,409	$(92,298)	(33)%
Depreciation and amortization	1,362	773			2,165	1,501
Amortization of purchased intangible assets	8,055	4,096			16,054	8,193
Acquisition and disposition related expenses	6,747	1,859			7,632	4,334
Equity in net income of unconsolidated affiliates	4,697	2,863			10,588	6,433
Other expense	16	—			40	—
Segment Adjusted EBITDA	$118,939	$147,959	$(29,020)	(20)%	$221,590	$297,870	$(76,280)	(26)%
Comparison of the Three Months Ended December 31, 2020 to 2019
Net Revenue
Supply Chain Services segment net revenue increased by $96.5 million, or 41%, during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 largely driven by an increase in product revenue of $121.6 million due primarily to the aggregated purchasing of personal protective equipment (“PPE”) as a result of COVID-19, growth in commodity products and aggregated purchasing of certain products. Supply Chain Services segment net revenue also increased by $1.6 million due to increased supply chain co-management fees as a result of the asset acquisition of Nexera.
There has been a significant increase in demand for PPE and other supplies directly related to treating and preventing the spread of COVID-19 that has contributed significantly to the increase in product revenue. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and accordingly, we anticipate product revenue growth rates to correspondingly decrease.
These increases were partially offset by a decrease in net administrative fees of $26.8 million as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19 and amortization of the prepaid contract administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement. These decreases in net administrative fees were partially offset by growth from continuing member contract penetration, the addition of new categories and suppliers and the addition of new members to our contract portfolio.
We anticipate lower net administrative fees in fiscal year 2021 due to amendments to GPO Participation Agreements and the ongoing impact from COVID-19. However, once the COVID-19 pandemic has subsided and we move into fiscal year 2022, we expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts and new members convert to our contract portfolio. Due to competitive market trends, we have experienced, and may experience requests, at times, to provide existing and prospective members and other customers increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $119.9 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to the aforementioned increase in product revenue as well as higher costs for products that we incurred as a result of COVID-19. As a result of the COVID-19 pandemic, we expect higher costs in fiscal year 2021 due to increased demand in personal protective equipment. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and accordingly, we anticipate our product costs to correspondingly decrease. However, once the COVID-19 pandemic has subsided, we expect our cost of non-COVID related product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members and other customers. Depending on the underlying product sales mix in the future, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $16.8 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $12.8 million driven by an increase in expenses associated with our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition partially offset by a decrease in employee travel and meeting expenses due to COVID-19. In addition, operating expenses increased by $4.0 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $29.0 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to the aforementioned decrease in net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition.
Comparison of the Six Months Ended December 31, 2020 to 2019
Net Revenue
Supply Chain Services segment net revenue increased by $127.0 million, or 28%, during the six months ended December 31, 2020 compared to the six months ended December 31, 2019 largely driven by an increase in product revenue of $188.9 million due primarily to the aggregated purchasing of PPE as a result of COVID-19 and growth in commodity products and aggregated purchasing of certain products. Supply Chain Services segment revenue also increased by $4.6 million due increased due to supply chain co-management fees as a result of the asset acquisition of Nexera.

There has been a significant increase in demand for PPE and other supplies directly related to treating and preventing the spread of COVID-19 that has contributed significantly to the increase in product revenue. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and accordingly, we anticipate product revenue growth rates to correspondingly decrease.
These increases were partially offset by a decrease in net administrative fees of $66.5 million primarily as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19 and amortization of the prepaid contract administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement. These decreases in net administrative fees were partially offset by continuing contract penetration and the addition of new categories and suppliers.
We anticipate lower net administrative fees in fiscal year 2021 due to amendments to GPO Participation Agreements and the ongoing impact from COVID-19. However, once the COVID-19 pandemic has subsided and we move into fiscal year 2022, we expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts and new members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members and other customers increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $190.2 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily due to the aforementioned increase in product revenue as well as higher costs for products that we incurred as a result of COVID-19. As a result of the COVID-19 pandemic, we expect higher costs in fiscal year 2021 due to increased demand in PPE. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and accordingly, we anticipate our product costs to correspondingly decrease. However, once the COVID-19 pandemic has subsided, we expect our cost of non-COVID related product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members and other customers. Depending on the underlying product sales mix in the future, increases in product revenues could reduce our gross profit as a percentage of our net revenues.
Operating Expenses
Supply Chain Services segment operating expenses increased by $29.1 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The increase was primarily due to an increase in selling, general and administrative expenses of $21.1 million driven by an increase in expenses associated with our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition partially offset by a decrease in employee travel and meeting expenses due to COVID-19. In addition, operating expenses increased by $7.9 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $76.3 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to the aforementioned decrease in net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Performance Services	2020	2019	Change		2020	2019	Change
Net revenue:
Other services and support	$93,732	$86,970	$6,762	8%	$186,968	$166,295	$20,673	12%
Net revenue	93,732	86,970	6,762	8%	186,968	166,295	20,673	12%
Cost of revenue:
Services	39,348	47,674	(8,326)	(17)%	77,364	94,804	(17,440)	(18)%
Cost of revenue	39,348	47,674	(8,326)	(17)%	77,364	94,804	(17,440)	(18)%
Gross profit	54,384	39,296	15,088	38%	109,604	71,491	38,113	53%
Operating expenses:
Selling, general and administrative	33,813	32,092	1,721	5%	67,972	68,937	(965)	(1)%
Research and development	613	795	(182)	(23)%	1,171	1,169	2	—%
Amortization of purchased intangible assets	2,205	7,842	(5,637)	(72)%	7,410	16,789	(9,379)	(56)%
Operating expenses	36,631	40,729	(4,098)	(10)%	76,553	86,895	(10,342)	(12)%
Operating income (loss)	17,753	(1,433)	19,186	(1,339)%	$33,051	$(15,404)	$48,455	(315)%
Depreciation and amortization	15,604	22,451			30,157	44,124
Amortization of purchased intangible assets	2,205	7,842			7,410	16,789
Acquisition related expenses	1,171	976			3,131	4,642
Equity in net income of unconsolidated affiliates	(125)	126			(89)	163
Other expense	—	5			64	29
Segment Adjusted EBITDA	$36,609	$29,967	$6,642	22%	$73,724	$50,343	$23,381	46%
Comparison of the Three Months Ended December 31, 2020 to 2019
Net Revenue
Other services and support revenue in our Performance Services segment increased by $6.8 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was primarily driven by growth across the technology businesses, including new enterprise license agreements, higher revenue due to the timing of certain consulting services and incremental revenue associated with our acquisition of HDP. These increases were partially offset by lower revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members and other customers begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased by $8.3 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to a decrease in amortization of internally developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
Operating Expenses
Performance Services segment operating expenses decreased by $4.1 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to $5.6 million of lower amortization of purchased intangible assets during the current period, partially offset by increased selling, general and administrative expenses of $1.7 million. The increase in selling, general and administrative expenses was driven by expenses associated with our acquisition of HDP partially offset by a decrease in amortization of internally developed software applications as well as a decrease in employee travel and meeting expenses as a result of COVID-19.

Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $6.6 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to the aforementioned increase in revenue and lower employee travel and meeting expenses due to COVID-19 offset by an increase in selling, general and administrative expenses associated with the HDP acquisition.
Comparison of the Six Months Ended December 31, 2020 to 2019
Net Revenue
Other services and support revenue in our Performance Services segment increased by $20.7 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The increase was primarily driven by growth across the technology businesses, including new enterprise license agreements and licensed-based clinical analytics products, as well as incremental revenue associated with our fiscal year 2020 acquisition of HDP. These increases were partially offset by lower demand in consulting services as a result of COVID-19 and lower revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members and other customers begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased by $17.4 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to a decrease in amortization of internally developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network contract in March 2020.
Operating Expenses
Performance Services segment operating expenses decreased by $10.3 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease was primarily due to a reduction in amortization of purchased intangible assets of $9.4 million and a decrease in selling, general and administrative expenses of $1.0 million driven by a decrease in employee travel and meeting expenses due to COVID-19 and a decrease in amortization of internally developed software applications partially offset by an increase in expenses associated with the HDP acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $23.4 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily due to the aforementioned increase in revenue and decrease in selling, general and administrative expenses.

Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Corporate	2020	2019	Change		2020	2019	Change
Operating expenses:
Selling, general and administrative	$45,812	$16,402	$29,410	179%	$91,183	$57,420	$33,763	59%
Research and development	—	—	—	nm	—	5	(5)	nm
Operating expenses	45,812	16,402	29,410	179%	91,183	57,425	33,758	59%
Operating loss	(45,812)	(16,402)	(29,410)	179%	$(91,183)	$(57,425)	$(33,758)	59%
Depreciation and amortization	2,127	2,154			4,245	4,288
Stock-based compensation	7,415	7,838			14,790	11,690
Remeasurement of tax receivable agreement liabilities	—	(28,356)			—	(23,682)
Deferred compensation plan income	4,803	2,751			7,710	2,992
Other income	737	2,494			4,685	2,585
Adjusted EBITDA	$(30,730)	$(29,521)	$(1,209)	4%	$(59,753)	$(59,552)	$(201)	—%
Comparison of the Three Months Ended December 31, 2020 to 2019
Operating Expenses
Corporate operating expenses increased by $29.4 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to the prior period remeasurement of the TRA liability as a result of the change in North Carolina state income tax law and an increase in deferred compensation plan. These increases to operating expenses were partially offset by a decrease in employee travel and meeting expenses due to COVID-19.
Adjusted EBITDA
Adjusted EBITDA decreased by $1.2 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to costs associated with personnel additions associated with recent acquisitions offset by a decrease in employee travel and meeting expenses due to COVID-19.
Comparison of the Six Months Ended December 31, 2020 to 2019
Operating Expenses
Corporate operating expenses increased by $33.8 million during the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to the prior period net remeasurement of the TRA as a result of the change in North Carolina state income tax law, costs incurred in connection with our August 2020 restructuring and an increase in deferred compensation plan expense. These increases to operating expenses were partially offset by a decrease in employee travel and meeting expenses due to COVID-19.
Adjusted EBITDA
Adjusted EBITDA was relatively flat for the six months ended December 31, 2020 compared to the six months ended December 31, 2019.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases, and computer hardware purchases.

As of December 31, 2020 and June 30, 2020, we had cash and cash equivalents of $109.0 million and $99.3 million, respectively. As of December 31, 2020 and June 30, 2020, there were $100.0 million and $75.0 million, respectively, of outstanding borrowings under the Credit Facility. During the six months ended December 31, 2020, we borrowed $125.0 million and repaid $100.0 million of borrowings under the Credit Facility, which was used for other general corporate purposes.
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
During the second half of fiscal 2020, COVID-19 became a global pandemic that spread throughout the United States and much of the rest of the world. The full extent to which the COVID-19 pandemic will impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in Item 1A. “Risk Factors” in our 2020 Annual Report, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:
•We have experienced and may continue to experience demand uncertainty from both significant increases in demand for PPE, drugs and other products related to the treatment of COVID-19 and decreases in demand for non-COVID-19 related products.
•Our GPO member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees' ability to travel to our members' facilities.
•The global supply chain has been significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs.
•We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us.
•The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us.
•In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us, our members, other customers and suppliers.
Discussion of Cash Flows for the Six Months Ended December 31, 2020 and 2019
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$116,177	$217,021
Investing activities	(46,883)	(85,777)
Financing activities	(59,585)	(170,757)
Operating activities from discontinued operations	—	10,028
Net increase (decrease) in cash and cash equivalents	$9,709	$(29,485)
Net cash provided by operating activities decreased by $100.8 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease in cash provided by operating activities was primarily due to lower profitability of our Supply Chain Services segment from lower net administrative fees revenue as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, and lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19. In addition, the decrease in operating activities was due to changes in our net working capital, including the timing of cash collections, primarily driven by the impact of the aggregated purchasing of PPE as a result of COVID-19.
Net cash used in investing activities decreased by $38.9 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily due to a $33.9 million reduction in cash paid for business acquisitions and a reduction of $10.2 million to investments in unconsolidated affiliates as a result of no investments in unconsolidated affiliates in the current year. These decreases were offset by cash proceeds of $3.6 million received in the prior year from the liquidation of property and equipment in connection with our exit from specialty pharmacy operations in June 2019.
Net cash used in financing activities decreased by $111.2 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease in net cash used in financing activities was driven by a decrease of $148.6 million for prior year repurchases of Class A common stock under the fiscal year 2020 stock repurchase program and a $17.0 million reduction in distributions to limited partners of Premier LP as a result of the August 2020 restructuring. These decreases were offset by cash dividends payments of $46.4 million.
Net cash provided by operating activities attributable to discontinued operations decreased by $10.0 million for the six months ended December 31, 2020, compared to the six months ended December 31, 2019 primarily due to payments on liabilities that were outstanding as of December 31, 2019.
Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2020 and 2019
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Net cash provided by operating activities from continuing operations	$116,177	$217,021
Purchases of property and equipment	(44,864)	(44,768)
Distributions to limited partners of Premier LP (a)	(9,949)	(26,901)
Payments to limited partners of Premier LP related to tax receivable agreements (a)	(24,218)	(17,425)
Non-GAAP Free Cash Flow	$37,146	$127,927
(a) Limited partners refers to member owners prior to the August 2020 restructuring.
Non-GAAP Free Cash Flow decreased by $90.8 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease in Non-GAAP Free Cash Flow was primarily due to the aforementioned decrease in net cash provided by operating activities which was driven by lower net administrative fees revenue as a result of amendments to GPO Participation Agreements and lower utilization of GPO contracts as a result of COVID-19 as well as changes in our net working capital, including the timing of cash collections, primarily driven by the impact of the aggregated purchasing of PPE as a result of COVID-19. In addition, the decrease in Non-GAAP Free Cash Flow was due to higher TRA payments including $10.5 million that was paid to limited partners who did not elect to execute a Unit Exchange Agreement.
The decrease in Non-GAAP Free Cash Flow was offset by lower distributions to limited partners as a result of the August 2020 restructuring.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Members
At December 31, 2020, we had commitments of $442.3 million, net of imputed interest of $19.8 million for obligations under notes payable which represents the aggregate early termination payments due to members in connection with the early termination of the TRA. Notes payable to members will be paid, without interest, in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At December 31, 2020, we had commitments of $11.5 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
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
At our option, committed loans may be in the form of Eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At December 31, 2020, the interest rate for one-month Eurodollar Loans was 1.148% and the interest rate for Base Rate Loans was 3.250%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2020, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP’s consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at December 31, 2020.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, cash dividends, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, and other general corporate activities. We had $100.0 million outstanding borrowings under the Credit Facility at December 31, 2020 with $899.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.

The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.21 to the 2020 Annual Report. See also Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
On September 15, 2020 and December 15, 2020, the Company paid a cash dividend of $0.19 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2020 and December 1, 2020, respectively. On January 21, 2021, the Board of Directors declared a cash dividend of $0.19 per share, payable on March 15, 2021 to stockholders of record on March 1, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At December 31, 2020, we had $100.0 million outstanding borrowings under our Credit Facility. At December 31, 2020, a one-percent change in the weighted average interest rate charged on outstanding borrowings under the Credit Facility would result in a net change in interest expense over the next twelve months by $1.0 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended December 31, 2020, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2020 Annual Report.
Item 5. Other Information
On January 21, 2021, our Board of Directors declared a cash dividend of $0.19 per share, payable on March 15, 2021 to stockholders of record on March 1, 2021. Declaration of any future cash dividends will be at the discretion of our Board of Directors after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of October 24, 2019 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 25, 2019)
10.1	Executive Employment and Restrictive Covenant Agreement effective as of January 1, 2021 by and between Lindsay Powers and Premier Healthcare Solutions, Inc. *+
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 2, 2021	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer