Form 10-Q
period 2021-03-31
Premier, Inc.
filed 2021-05-04
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of April 29, 2021, there were 122,269,491 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2021	June 30, 2020
Assets
Cash and cash equivalents	$132,584	$99,304
Accounts receivable (net of $2,137 and $731 allowance for doubtful accounts, respectively)	188,519	135,063
Contract assets	259,331	215,660
Inventory	225,231	70,997
Prepaid expenses and other current assets	83,527	97,338
Total current assets	889,192	618,362
Property and equipment (net of $503,189 and $452,609 accumulated depreciation, respectively)	223,689	206,728
Intangible assets (net of $279,023 and $245,160 accumulated amortization, respectively)	407,531	417,422
Goodwill	999,777	941,965
Deferred income tax assets	821,439	430,025
Deferred compensation plan assets	55,952	49,175
Investments in unconsolidated affiliates	153,747	133,335
Operating lease right-of-use assets	50,556	57,823
Other assets	80,082	93,680
Total assets	$3,681,965	$2,948,515

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$100,348	$54,841
Accrued expenses	64,255	53,500
Revenue share obligations	216,054	145,777
Limited partners' distribution payable	—	8,012
Accrued compensation and benefits	80,234	73,262
Deferred revenue	35,933	35,446
Current portion of tax receivable agreements	—	13,689
Current portion of notes payable to members	95,483	—
Line of credit and current portion of long-term debt	203,964	79,560
Other liabilities	56,574	31,987
Total current liabilities	852,845	496,074
Long-term debt, less current portion	5,333	4,640
Tax receivable agreements, less current portion	—	279,981
Notes payable to members, less current portion	323,156	—
Deferred compensation plan obligations	55,952	49,175
Deferred tax liabilities	—	17,508
Deferred consideration, less current portion	83,700	112,917
Operating lease liabilities, less current portion	45,654	52,990
Other liabilities	100,758	75,658
Total liabilities	1,467,398	1,088,943
Commitments and contingencies (Note 16)
Redeemable limited partners' capital	—	1,720,309

	March 31, 2021	June 30, 2020
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 122,268,758 shares issued and outstanding at March 31, 2021 and 71,627,462 shares issued and outstanding at June 30, 2020	1,223	716
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 0 and 50,213,098 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	—	—
Additional paid-in-capital	2,046,836	138,547
Retained earnings	166,508	—
Total stockholders' equity	2,214,567	139,263
Total liabilities, redeemable limited partners' capital and stockholders' equity	$3,681,965	$2,948,515
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenue:
Net administrative fees	$146,553	$174,049	$424,537	$518,566
Other services and support	107,375	99,591	304,020	270,929
Services	253,928	273,640	728,557	789,495
Products	215,995	61,183	511,080	167,344
Net revenue	469,923	334,823	1,239,637	956,839
Cost of revenue:
Services	46,980	49,007	125,852	143,965
Products	211,136	54,121	496,286	150,415
Cost of revenue	258,116	103,128	622,138	294,380
Gross profit	211,807	231,695	617,499	662,459
Operating expenses:
Selling, general and administrative	134,502	115,289	388,453	315,311
Research and development	715	628	2,013	1,808
Amortization of purchased intangible assets	10,400	13,966	33,864	38,948
Operating expenses	145,617	129,883	424,330	356,067
Operating income	66,190	101,812	193,169	306,392
Equity in net income of unconsolidated affiliates	5,524	4,442	16,023	11,038
Interest and investment loss, net	(3,225)	(9,966)	(8,742)	(9,849)
(Loss) gain on FFF put and call rights	(5,195)	(13,906)	(21,621)	8,477
Other income (expense), net	1,594	(5,005)	10,167	(1,996)
Other (expense) income, net	(1,302)	(24,435)	(4,173)	7,670
Income before income taxes	64,888	77,377	188,996	314,062
Income tax expense (benefit)	13,444	4,165	(88,037)	78,336
Net income from continuing operations	51,444	73,212	277,033	235,726
Income from discontinued operations, net of tax	—	5	—	1,009
Net income	51,444	73,217	277,033	236,735
Net income from continuing operations attributable to non-controlling interest	(3,123)	(35,055)	(15,903)	(132,189)
Net income from discontinued operations attributable to non-controlling interest	—	(3)	—	(480)
Net income attributable to non-controlling interest	(3,123)	(35,058)	(15,903)	(132,669)
Adjustment of redeemable limited partners' capital to redemption amount	—	302,569	(26,685)	516,725
Net income attributable to stockholders	$48,321	$340,728	$234,445	$620,791

Comprehensive income:
Net income	51,444	73,217	277,033	236,735
Less: comprehensive income attributable to non-controlling interest	(3,123)	(35,058)	(15,903)	(132,669)
Comprehensive income attributable to stockholders	$48,321	$38,159	$261,130	$104,066

Weighted average shares outstanding:
Basic	122,254	69,451	114,596	65,582
Diluted	123,116	122,470	115,365	124,030

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.40	$4.91	$2.05	$9.47
Diluted earnings per share attributable to stockholders	$0.39	$0.54	$2.03	$1.66
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	—	—	180,685	180,685
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	—	—	(502)	—	—
Early Termination Payments to members	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	1,221	—	—	—	—	2,012,047	121,313	2,134,581
Issuance of Class A common stock under equity incentive plan	102	1	—	—	—	—	1,770	—	1,771
Issuance of Class A common stock under employee stock purchase plan	45	—	—	—	—	—	1,597	—	1,597
Stock-based compensation expense	—	—	—	—	—	—	7,316	—	7,316
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(28)	—	(28)
Net income	—	—	—	—	—	—	—	44,904	44,904
Net income attributable to non-controlling interest	—	—	—	—	—	—	935	(935)	—
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,374)	(23,374)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	(318)	—
Capital Contributions	—	—	—	—	—	—	1,959	—	1,959
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	3,690
Balance at December 31, 2020	122,228	1,222	—	—	—	—	2,029,604	141,590	2,172,416
Issuance of Class A common stock under equity incentive plan	40	1	—	—	—	—	1,101	—	1,102
Stock-based compensation expense	—	—	—	—	—	—	13,056	—	13,056
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	—	—	51,444	51,444
Net income attributable to non-controlling interest	—	—	—	—	—	—	3,123	(3,123)	—
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,403)	(23,403)
Balance at March 31, 2021	122,268	$1,223	—	$—	—	$—	$2,046,836	$166,508	$2,214,567

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B common units for Class A common stock by member owners	1,311	—	(1,311)	—	(1,311)	47,258	3,534	—	50,792
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	12,272	—	12,272
Issuance of Class A common stock under equity incentive plan	485	5	—	—	—	—	1,749	—	1,754
Treasury stock	(1,055)	—	—	—	1,055	(35,649)	—	—	(35,649)
Stock-based compensation expense	—	—	—	—	—	—	3,704	—	3,704
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,311)	—	(8,311)
Net income	—	—	—	—	—	—	—	71,329	71,329
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(41,907)	(41,907)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(12,948)	707,257	694,309
Balance at September 30, 2019	62,679	649	62,455	—	2,163	(75,611)	—	(39,894)	(114,856)
Exchange of Class B units for Class A common stock by member owners	6,873	19	(6,873)	—	(5,031)	164,810	59,117	—	223,946
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	1,103	—	1,103
Issuance of Class A common stock under equity incentive plan	146	1	—	—	—	—	4,243	—	4,244
Issuance of Class A common stock under employee stock purchase plan	40	—	—	—	—	—	1,540	—	1,540
Treasury stock	(3,549)	—	—	—	3,549	(112,917)	—	—	(112,917)
Stock-based compensation expense	—	—	—	—	—	—	7,775	—	7,775
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	—	—	92,189	92,189
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(55,704)	(55,704)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(73,731)	(406,422)	(480,153)
Balance at December 31, 2019	66,189	669	55,582	—	681	(23,718)	—	(409,831)	(432,880)
Exchange of Class B units for Class A common stock by member owners	4,866	41	(4,866)	—	(723)	25,245	143,908	—	169,194
Increase in additional paid-in capital related to departure and quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	58,193	—	58,193
Issuance of Class A common stock under equity incentive plan	58	1	—	—	—	—	308	—	309
Treasury stock	(42)	—	—	—	42	(1,527)	—	—	(1,527)
Stock-based compensation expense	—	—	—	—	—	—	7,568	—	7,568
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(123)	—	(123)
Net income	—	—	—	—	—	—	—	73,217	73,217
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(35,058)	(35,058)
Adjustment of redeemable limited partner's capital to redemption amount	—	—	—	—	—	—	(69,103)	371,672	302,569
Balance at March 31, 2020	71,071	$711	50,716	$—	—	$—	$140,751	$—	$141,462
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2021	2020
Operating activities
Net income	$277,033	$236,735
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,009)
Depreciation and amortization	89,768	114,638
Equity in net income of unconsolidated affiliates	(16,023)	(11,038)
Deferred income taxes	(123,307)	60,394
Stock-based compensation	27,601	19,048
Remeasurement of tax receivable agreement liabilities	—	(24,584)
Impairment of held to maturity investments	—	8,500
Loss (gain) on FFF put and call rights	21,621	(8,477)
Other	537	2,078
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(181,263)	(95,953)
Contract assets	(43,733)	(28,909)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	140,131	(23,341)
Net cash provided by operating activities from continuing operations	192,365	248,082
Net cash provided by operating activities from discontinued operations	—	9,338
Net cash provided by operating activities	192,365	257,420
Investing activities
Purchases of property and equipment	(66,911)	(69,326)
Acquisition of businesses, net of cash acquired	(81,152)	(96,346)
Investments in unconsolidated affiliates	—	(10,165)
Other	(1,228)	3,883
Net cash used in investing activities	(149,291)	(171,954)
Financing activities
Payments made on notes payable	(31,692)	(2,046)
Proceeds from credit facility	225,000	375,000
Payments on credit facility	(100,000)	(150,000)
Distributions to limited partners of Premier LP	(9,949)	(39,590)
Payments to limited partners of Premier LP related to tax receivable agreements	(24,218)	(17,425)
Cash dividends paid	(69,647)	—
Repurchase of Class A common stock (held as treasury stock)	—	(150,093)
Other	712	(633)
Net cash (used in) provided by financing activities	(9,794)	15,213
Net increase in cash and cash equivalents	33,280	100,679
Cash and cash equivalents at beginning of year	99,304	141,055
Cash and cash equivalents at end of period	$132,584	$241,734
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Services, LLC, a Delaware limited liability company (“Premier GP”). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. (“Premier LP”), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. The Company also provides services to non-healthcare businesses.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 17 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest clinical and cost analytics and consulting services businesses in the United States focused on healthcare providers. The Company is also expanding its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company’s software as a service (“SaaS”) and licensed-based clinical analytics products utilize the Company’s comprehensive data set to provide actionable intelligence to its members and other customers, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company’s direct-to-employer initiative and insurance management services.
Acquisitions and Divestitures
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company, through a newly formed consolidated subsidiary, Premier IDS, LLC (“Premier IDS”), acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.4 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined below).
IDS offers digitization technologies that convert paper and portable document format (“PDF”) invoices to an electronic format to automate, streamline and simplify accounts payable processes in healthcare. IDS’ solutions include those for electronic invoicing and tracking, as well as digital payments. IDS will be integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment. See Note 3 - Business Acquisitions for further information.
Company Structure and Restructuring
The Company, through Premier GP and Premier Services II, LLC, a Delaware limited liability company that is a wholly owned subsidiary of the Company and the sole limited partner of Premier LP, held a 100% interest in Premier LP at March 31, 2021. At June 30, 2020, the Company held a 59% sole general partner interest in Premier LP. At March 31, 2021 and June 30, 2020, members held a 0% and 41% limited partner interest in Premier LP, respectively. On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of

Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity.
On August 11, 2020, the Company entered into an Agreement and Plan of Merger dated as of August 11, 2020 (the “Merger Agreement”), by and among the Company, Premier LP and BridgeCo, LLC (“BridgeCo”), a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, effective August 11, 2020, (i) BridgeCo merged with and into Premier LP, with Premier LP being the surviving entity (the “Merger”), and (ii) each of the issued and outstanding Class B common units of Premier LP was canceled and converted automatically into a right to receive one share of the Company’s Class A common stock. In conjunction with the Merger, all of the issued and outstanding shares of Class B common stock of the Company beneficially held by the former limited partners of Premier LP (individually a “LP” and collectively, the “LPs”) were canceled in accordance with the Company’s Certificate of Incorporation. The exchange agreement (“Exchange Agreement”), which allowed the Company to settle Class B common units submitted for exchange by LPs for cash, Class A common stock or a combination thereof at its discretion, was terminated in connection with the restructuring activity discussed above.
Furthermore, on August 10, 2020, the Company exercised its right to terminate the Tax Receivable Agreement (“TRA”). See Note 9 - Debt and Notes Payable and Note 14 - Income Taxes for further information.
Basis of Presentation and Consolidation
Basis of Presentation
At March 31, 2021, the Company was wholly owned by public investors, which included member owners that received shares of Class A common stock in connection with the aforementioned restructuring as well as previous exchanges of Class B common units and associated Class B common stock.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine Months Ended March 31,
	2021	2020
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in stockholders' equity	$26,685	$(516,725)
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	(2,437)	(443,931)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	331	63,958
Net increase in deferred tax assets related to final exchange by member owners	284,852	—
Reclassification of redeemable limited partners' capital to additional paid in capital	1,754,607	—
Decrease in additional paid-in capital related to notes payable to members, net of discounts	438,967	—
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	37,319	71,568
Increase in additional paid-in capital related to final exchange by member owners	517,526	—
Accrued dividend equivalents	513	—
Variable Interest Entities
At March 31, 2021, as a result of the aforementioned restructuring, Premier LP no longer meets the definition of a variable interest entity (“VIE”), as defined in Accounting Standards Codification (“ASC”) Topic 810. The results of operations of Premier LP are included in the condensed consolidated financial statements.
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
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the three and nine months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Premier LP net income	$84,185	$290,430

Premier LP’s cash flows, including cash flows attributable to discontinued operations, for the nine months ended March 31, 2020 consisted of the following (in thousands):

Nine Months Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$252,566
Investing activities	(171,954)
Financing activities	24,790
Net increase in cash and cash equivalents	105,402
Cash and cash equivalents at beginning of year	131,210
Cash and cash equivalents at end of period	$236,612
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
(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company, through Premier IDS, acquired substantially all the assets and assumed certain liabilities of IDS for an adjusted purchase price of $80.4 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (the “IDS Acquisition”).
The Company has accounted for the IDS Acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS Acquisition resulted in the recognition of $57.5 million of goodwill (see Note 8 - Goodwill and Intangible Assets) attributable to the anticipated profitability of IDS. The IDS Acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The initial purchase price allocation for the IDS Acquisition is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired. IDS will be integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment.
Acquisition of Health Design Plus, LLC
On May 4, 2020, the Company, through its consolidated subsidiary Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $23.8 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under the Company’s Credit Facility.
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
In addition, the asset purchase agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of March 31, 2021, the fair value of the earn-out liability was $24.0 million (see Note 6 - Fair Value Measurements).

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
The acquisition provides the sellers an earn-out opportunity of up to $5.0 million based on Medpricer’s achievement of a revenue target for the calendar year ended December 31, 2020. As of March 31, 2021, the value of the earn-out liability was $4.8 million.
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
As of June 30, 2020, the Company had completed the wind down and exit from the specialty pharmacy business and had no net income or loss from discontinued operations for the three and nine months ended March 31, 2021.
The following table summarizes the major components of net income from discontinued operations (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating gain from discontinued operations	$—	$—
Net gain on disposal of assets	24	1,399
Income from discontinued operations before income taxes	24	1,399
Income tax expense	19	390
Income from discontinued operations, net of tax	5	1,009
Net income from discontinued operations attributable to non-controlling interest in Premier LP	(3)	(480)
Net income from discontinued operations attributable to stockholders	$2	$529
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended		Nine Months Ended
			March 31,		March 31,
	March 31, 2021	June 30, 2020	2021	2020	2021	2020
FFF	$117,591	$109,204	$806	$4,340	$8,387	$10,830
Prestige	18,276	11,194	4,436	—	7,082	—
Other investments	17,880	12,937	282	102	554	208
Total investments	$153,747	$133,335	$5,524	$4,442	$16,023	$11,038

The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at March 31, 2021 and June 30, 2020. The Company records the fair value of the FFF put and call rights in the accompanying Condensed Consolidated Balance Sheets (see Note 6 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at March 31, 2021. The Company owns approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables provide for the periods presented a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2021	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	61,107	61,107	—	—
Total assets	61,182	61,182	—	—
Earn-out liabilities	23,954	—	—	23,954
FFF put right	58,379	—	—	58,379
Total liabilities	$82,333	$—	$—	$82,333

June 30, 2020	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,272	$13,272	$—	$—
Deferred compensation plan assets	52,538	52,538	—	—
Total assets	65,810	65,810	—	—
Earn-out liability	33,151	—	—	33,151
FFF put right	36,758	—	—	36,758
Total liabilities	$69,909	$—	$—	$69,909
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.2 million and $3.4 million at March 31, 2021 and June 30, 2020, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company’s equity investment in FFF, the Company entered into a shareholders’ agreement that provides, among other things, that the majority shareholder of FFF holds a put right that requires the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023. Any required purchase by the Company upon exercise of the put right by FFF’s majority shareholder must be made at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents (“Equity Value per Share”). In addition, in the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of

180 calendar days after (i) the date of a Key Man Event or (ii) January 30, 2021. As of March 31, 2021 and June 30, 2020, the call right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
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
The Company utilized the following assumptions to estimate the fair value of FFF Put and Call Rights:

	March 31, 2021	June 30, 2020
Annual EBITDA growth rate	2.5-10.8%	2.5-26.5%
Annual revenue growth rate	2.5-6.3%	1.4-14.4%
Correlation	80.0%	80.0%
Weighted average cost of capital	14.0%	14.5%
Asset volatility	30.0%	28.0%
Credit spread	0.9%	1.7%
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
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition and the Stanson Health, Inc. (“Stanson”) and Medpricer acquisitions. The earn-out liability associated with the Acurity and Nexera asset acquisition was classified as Level 3 of the fair value hierarchy. The earn-out liability associated with the Medpricer acquisition is no longer measured at fair value as of March 31, 2021, given Medpricer’s achievement of a portion of the earn-out. The full earn-out associated with the Stanson acquisition was paid to former employees and shareholders as of December 31, 2020.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the respective acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.0% at March 31, 2021 and June 30, 2020. As of March 31, 2021 and June 30, 2020, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at March 31, 2021 and June 30, 2020 was $24.0 million and $22.7 million, respectively.

Acurity and Nexera Earn-out (a)

Input assumptions	As of March 31, 2021	As of June 30, 2020
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.0%	1.0%
(a)    The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s FFF put and call rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)	Gain (Loss) (b)	Ending Balance
Three Months Ended March 31, 2021
Earn-out liabilities	$22,700	—	(1,254)	23,954
FFF put right	53,184	—	(5,195)	58,379
Total Level 3 liabilities	$75,884	$—	$(6,449)	$82,333

Three Months Ended March 31, 2020
Earn-out liabilities	$13,420	$22,700	$1,233	$34,887
FFF put right	19,065	—	(13,906)	32,971
Total Level 3 liabilities	$32,485	$22,700	$(12,673)	$67,858

Nine Months Ended March 31, 2021
Earn-out liabilities	$33,151	$(13,733)	$(4,536)	$23,954
FFF put right	36,758	—	(21,621)	58,379
Total Level 3 liabilities	$69,909	$(13,733)	$(26,157)	$82,333

Nine Months Ended March 31, 2020
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	204	—	(204)	—
Earn-out liabilities	6,816	26,481	(1,590)	34,887
FFF put right	41,652	—	8,681	32,971
Total Level 3 liabilities	$48,468	$26,481	$7,091	$67,858
(a)    Purchases (Settlements) for the nine months ended March 31, 2021 includes the Medpricer earnout, which has been earned in part but not yet paid as of March 31, 2021 and the Stanson earnout, which was paid in full as of December 31, 2020.
(b)    A gain on level 3 asset balances will increase the asset ending balance whereby a gain on level 3 liability balances will decrease the liability ending balance. A loss on level 3 asset balances will decrease the asset ending balance whereby a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2021, the Company recorded notes payable to members resulting from the deferral of the early termination payments associated with the termination of the TRA as part of the August 2020 restructuring. These notes include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 9 - Debt and Notes Payable).
During the nine months ended March 31, 2021, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the IDS Acquisition was determined using the income approach (see Note 3 - Business Acquisitions).

Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.2 million at March 31, 2021 and June 30, 2020, based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2021 that was included in the opening balance of deferred revenue at June 30, 2020 was $16.5 million, which is a result of satisfying performance obligations.
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
Net revenue recognized during the three months ended March 31, 2021 from performance obligations that were satisfied or partially satisfied in prior periods was $8.5 million. The net revenue recognized was driven by a $11.4 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $2.9 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
The reduction to net revenue recognized during the nine months ended March 31, 2021 from performance obligations that were satisfied or partially satisfied in prior periods was $3.9 million. The reduction was driven by a $0.9 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period and a reduction of $3.0 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $589.5 million. The Company expects to recognize approximately 45% of the remaining performance obligations over the next 12 months and an additional 26% over the following 12 months, with the remainder recognized thereafter.

(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2020	$387,722	$554,243	$941,965
Acquisition of businesses and assets	—	57,514	57,514
Adjustments to acquisition purchase price	780	(482)	298
March 31, 2021	$388,502	$611,275	$999,777
The initial purchase price allocation for the IDS Acquisition is preliminary and subject to changes in fair value of working capital and valuation of the assets acquired and the liabilities assumed.
Adjustments to acquisition purchase price since June 30, 2020 are a result of measurement period adjustments from the Acurity and Nexera asset acquisition and the HDP acquisition. See Note 3 - Business Acquisitions for more information.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2021	June 30, 2020
Member relationships	14.7 years	$386,100	$386,100
Technology	6.1 years	186,017	164,117
Customer relationships	9.6 years	70,830	70,830
Trade names	7.4 years	24,610	24,160
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	10.2 years	7,682	6,060
Total intangible assets		686,554	662,582
Accumulated amortization		(279,023)	(245,160)
Total intangible assets, net		$407,531	$417,422
(a) Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
Total intangible assets increased due to the IDS Acquisition (see Note 3 - Business Acquisitions). Intangible asset amortization was $10.4 million and $14.0 million for the three months ended March 31, 2021 and 2020, respectively, and $33.9 million and $38.9 million for the nine months ended March 31, 2021 and 2020, respectively.
(9) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Credit Facility	$200,000	$75,000
Notes payable to members	418,639	—
Other notes payable	9,297	9,200
Total debt and notes payable	627,936	84,200
Less: current portion	(299,447)	(79,560)
Total long-term debt and notes payable	$328,489	$4,640
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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At March 31, 2021, the interest rate on outstanding borrowings under the Credit Facility was 1.115%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Premier GP was in compliance with all such covenants at March 31, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. During the nine months ended March 31, 2021, the Company borrowed $225.0 million and repaid $100.0 million of borrowings under the Credit Facility. The Company had $200.0 million in outstanding borrowings under the Credit Facility at March 31, 2021 with $799.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In April 2021, the Company repaid $75.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Members
On August 10, 2020, the Company exercised its right to terminate the TRA by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”) with a determination date of August 10, 2020 (the “Determination Date”). The valuation of the Early Termination Payment is based on the average of the closing prices of a share of Class A common stock on the stock exchange over the 20 trading days ending three days prior to the Determination Date. The aggregate amount of the Early Termination Payments was $472.6 million. Of that amount, $10.5 million was paid on September 15, 2020, to LPs that did not elect to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with the Company’s August 2020 restructuring. The remaining amount payable, $462.1 million in the aggregate, will be paid, without interest, to certain LPs that elected to execute a Unit Exchange Agreement, which deferred the Early Termination Payments over 18 quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. While non-interest bearing, pursuant to GAAP requirements, the notes payable to members were recorded net of imputed interest of 1.8%. During the quarter ended March 31, 2021, the Company paid the first quarterly installment of $25.7 million.
At March 31, 2021, the Company had $418.6 million of notes payable to members, net of discounts on notes payable of $17.8 million, of which $95.5 million was recorded to current portion of notes payable to members in the accompanying Condensed Consolidated Balance Sheets.
Other
At March 31, 2021 and June 30, 2020, the Company had $9.3 million and $9.2 million in other notes payable, respectively, of which $4.0 million and $4.6 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.

Future minimum principal payments on total outstanding notes payable as of March 31, 2021 are as follows (in thousands):

2021 (a)	$29,218
2022	105,211
2023	103,629
2024	104,231
2025	103,419
Total principal payments	$445,708
(a)     For the period from April 1, 2021 to June 30, 2021.
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
For the nine months ended March 31, 2021 and 2020, the Company recorded adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income in the amounts of $(26.7) million and $516.7 million, respectively. With respect to the nine months ended March 31, 2021, no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded subsequent to July 31, 2020 in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Refer to “Company Structure and Restructuring” in Note 1 - Organization and Basis of Presentation.
The tables below provide a summary of the changes in redeemable limited partners’ capital from June 30, 2020 to September 30, 2020 and June 30, 2019 to March 31, 2020 (in thousands). There were no changes in redeemable limited partner’s capital from September 30, 2020 to March 31, 2021.

	Receivables From Limited Partners	Redeemable Limited Partners' Capital	Total Redeemable Limited Partners' Capital
June 30, 2020	$(995)	$1,721,304	$1,720,309
Distributions applied to receivables from limited partners	141	—	141
Net income attributable to non-controlling interest in Premier LP	—	11,845	11,845
Distributions to limited partners	—	(1,936)	(1,936)
Exchange of Class B common units for Class A common stock by member owners	—	(2,437)	(2,437)
Adjustment of redeemable limited partners' capital to redemption amount	—	26,685	26,685
Reclassification to permanent equity	854	(1,755,461)	(1,754,607)
September 30, 2020	$—	$—	$—

	Receivables From Limited Partners	Redeemable Limited Partners’ Capital	Total Redeemable Limited Partners’ Capital
June 30, 2019	$(1,204)	$2,524,474	$2,523,270
Distributions applied to receivables from limited partners	69	—	69
Redemption of limited partners	—	(1,371)	(1,371)
Net income attributable to non-controlling interest in Premier LP	—	41,907	41,907
Distributions to limited partners	—	(13,699)	(13,699)
Exchange of Class B common units for Class A common stock by member owners	—	(50,792)	(50,792)
Adjustment of redeemable limited partners' capital to redemption amount	—	(694,309)	(694,309)
September 30, 2019	(1,135)	1,806,210	1,805,075
Distributions applied to receivables from limited partners	70	—	70
Net income attributable to non-controlling interest in Premier LP	—	55,704	55,704
Distributions to limited partners	—	(12,689)	(12,689)
Exchange of Class B common units for Class A common stock by member owners	—	(223,946)	(223,946)
Adjustment of redeemable limited partners' capital to redemption amount	—	480,153	480,153
December 31, 2019	(1,065)	2,105,432	2,104,367
Distributions applied to receivables from limited partners	71	—	71
Net income attributable to non-controlling interest in Premier LP	—	35,058	35,058
Distributions to limited partners	—	(9,314)	(9,314)
Exchange of Class B common units for Class A common stock by member owners	—	(169,194)	(169,194)
Adjustment of redeemable limited partners' capital to redemption amount	—	(302,569)	(302,569)
March 31, 2020	$(994)	$1,659,413	$1,658,419
Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, each limited partner had the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company's independent Audit and Compliance Committee of the Board of Directors. During the nine months ended March 31, 2021, the Company recorded total reductions of $2.4 million to redeemable limited partners' capital prior to the August 2020 restructuring to reflect the exchange of 0.1 million Class B common units and surrender and retirement of a corresponding number of shares of Class B common stock by member owners for a like number of shares of the Company's Class A common stock (see Note 12 - Earnings Per Share for more information). On August 11, 2020, the Exchange Agreement was terminated in connection with the restructuring as discussed in Note 1 - Organization and Basis of Presentation.
Quarterly exchanges during the nine months ended March 31, 2021 were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners' Capital
July 31, 2020	69,684	$2,437
As a result of the August 2020 restructuring, there were no quarterly exchanges subsequent to the July 31, 2020 exchange.
(11) STOCKHOLDERS' EQUITY
As of March 31, 2021, there were 122,268,758 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.
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
On September 15, 2020, December 15, 2020, and March 15, 2021, the Company paid a cash dividend of $0.19 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2020, December 1, 2020, and March 1, 2021, respectively. On April 23, 2021, the Board of Directors declared a cash dividend of $0.19 per share, payable on June 15, 2021 to stockholders of record on June 1, 2021.
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator for basic earnings per share:
Net income from continuing operations attributable to stockholders (a)	$48,321	$340,726	$234,445	$620,262
Net income from discontinued operations attributable to stockholders	—	2	—	529
Net income attributable to stockholders	$48,321	$340,728	$234,445	$620,791

Numerator for diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$48,321	$340,726	$234,445	$620,262
Adjustment of redeemable limited partners’ capital to redemption amount	—	(302,569)	—	(516,725)
Net income from continuing operations attributable to non-controlling interest in Premier LP	—	35,055	—	132,189
Net income from continuing operations	48,321	73,212	234,445	235,726
Tax effect on Premier, Inc. net income (b)(c)	—	(7,067)	—	(30,007)
Adjusted net income from continuing operations	$48,321	$66,145	$234,445	$205,719

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net income from discontinued operations attributable to stockholders	$—	$2	$—	$529
Net income from discontinued operations attributable to non-controlling interest in Premier LP	—	3	—	480
Adjusted net income from discontinued operations	$—	$5	$—	$1,009

Adjusted net income	$48,321	$66,150	$234,445	$206,728

Denominator for earnings per share:
Basic weighted average shares outstanding (d)	122,254	69,451	114,596	65,582
Effect of dilutive securities: (e)
Stock options	325	232	300	357
Restricted stock	373	216	336	239
Performance share awards	164	197	133	66
Class B shares outstanding	—	52,374	—	57,786
Diluted weighted average shares and assumed conversions	123,116	122,470	115,365	124,030

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.40	$4.91	$2.05	$9.47
Diluted earnings per share attributable to stockholders	$0.39	$0.54	$2.03	$1.66
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income from continuing operations	$51,444	$73,212	$277,033	$235,726
Net income from continuing operations attributable to non-controlling interest	(3,123)	(35,055)	(15,903)	(132,189)
Adjustment of redeemable limited partners’ capital to redemption amount	—	302,569	(26,685)	516,725
Net income from continuing operations attributable to stockholders	$48,321	$340,726	$234,445	$620,262
(b)For the three months ended March 31, 2021, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in PRAM and DePre Holdings, LLC (“DPH”) was calculated as a component of the income tax provision for the three months ended March 31, 2021.
(c)For the nine months ended March 31, 2021, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP, PRAM and DPH was calculated as a component of the income tax provision for the nine months ended March 31, 2021.
(d)For the three and nine months ended March 31, 2020, represents income tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier, LP for the purpose of diluted earnings per share.
(e)Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the three and nine months ended March 31, 2021 and 2020.
(f)For the three months ended March 31, 2021, the effect of 0.4 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
For the nine months ended March 31, 2021, the effect of 1.5 million stock options and restricted stock units and 7.5 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
For the three and nine months ended March 31, 2021, the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three and nine months ended March 31, 2020, the effect of 0.8 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Additionally, the effect of less than 0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the three months ended March 31, 2021 and 25% for the three months ended March 31, 2020, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate which includes the impact of the Merger. See Note 14 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Pre-tax stock-based compensation expense	$13,056	$7,568	$27,601	$19,048
Deferred tax benefit (a)	2,521	1,915	4,641	4,819
Total stock-based compensation expense, net of tax	$10,535	$5,653	$22,960	$14,229
(a) For the three and nine months ended March 31, 2021, the deferred tax benefit was reduced by $0.9 million and 2.5 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2021, there were 5.3 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2021:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2020	681,538	$37.91	1,606,309	$37.58	2,544,137	$30.17
Granted	571,761	$31.94	695,233	$29.20	—	$—
Vested/exercised	(200,384)	$34.40	(161,544)	$32.77	(124,390)	$30.96
Forfeited	(57,813)	$36.26	(401,425)	$33.71	(33,184)	$35.13
Outstanding at March 31, 2021	995,102	$35.28	1,738,573	$35.57	2,386,563	$30.05

Stock options outstanding and exercisable at March 31, 2021					2,386,563	$30.05
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
Unrecognized stock-based compensation expense at March 31, 2021 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$19,926	2.0 years
Performance share awards	27,191	1.8 years
Total unrecognized stock-based compensation expense	$47,117	1.9 years
The aggregate intrinsic value of stock options at March 31, 2021 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$9,757
Expected to vest	—
Total outstanding	$9,757

Exercised during the year ended March 31, 2021	527
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
At the consummation of the Merger, the Company simplified its tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for tax purposes. As a result, the Company recorded a one-time deferred tax benefit of $131.4 million, primarily driven by deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release.

Income tax expense for the three months ended March 31, 2021 and 2020 was $13.4 million and $4.2 million, respectively, which reflects effective tax rates of 21% and 5%, respectively. The effective tax rate for the three months ended March 31, 2021 increased compared to the prior year period as a result of the prior year impact of the income tax benefit associated with the NOL carryback provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the associated release of the valuation allowance in March 2020. Income tax (benefit) expense for the nine months ended March 31, 2021 and 2020 was $(88.0) million and $78.3 million, respectively, which reflects effective tax rates of (47)% and 25%, respectively. The change in the effective tax rate for the nine months ended March 31, 2021 is primarily driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Merger. Excluding the one-time deferred tax benefit, the effective tax rate would have been 23% for the nine months ended March 31, 2021.
Net deferred tax assets increased by $408.9 million to $821.4 million at March 31, 2021 from $412.5 million at June 30, 2020. The increase in net deferred tax assets was largely driven by an increase of $285.0 million in deferred tax assets related to the final exchange of all outstanding Class B common units for the Company’s Class A common stock on August 11, 2020 and $131.4 million deferred tax remeasurement and valuation allowance release as a result of the Merger.
On August 10, 2020, the Company exercised its right to terminate the TRA by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA on the Determination Date (see Note 9 - Debt and Notes Payable for further information). As a result of the TRA termination, TRA liabilities of $293.7 million at June 30, 2020 were extinguished and a liability was recorded to current portion of notes payable to members and notes payable to members, less current portion in the accompanying Condensed Consolidated Balance Sheets for amounts payable pursuant to the Unit Exchange Agreements.
(15) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income was $0.8 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively, and $8.4 million and $10.8 million for the nine months ended March 31, 2021 and 2020, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.1 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively, and $4.6 million and $5.8 million for the nine months ended March 31, 2021 and 2020.
(16) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended March 31, 2021 and 2020 was $2.6 million and $2.7 million, respectively. Operating lease expense for the nine months ended March 31, 2021 and 2020 were both $8.2 million. As of March 31, 2021, the weighted average remaining lease term was 5.0 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2021	June 30, 2020
2021 (a)	$2,995	$12,171
2022	11,738	11,738
2023	12,012	12,012
2024	12,145	12,145
2025	12,177	12,177
Thereafter	10,171	10,171
Total future minimum lease payments	61,238	70,414
Less: imputed interest	5,820	7,567
Total operating lease liabilities (b)	$55,418	$62,847
(a)As of March 31, 2021, future minimum lease payments are for the period from April 1, 2021 to June 30, 2021.
(b)As of March 31, 2021, total operating lease liabilities included $9.8 million within other liabilities, current in the Condensed Consolidated Balance Sheets.

Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. Furthermore, as a public company, the Company may become subject to stockholder derivative or other similar litigation. If current or future government regulations, specifically, those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company’s business, financial condition and results of operations.
(17) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management and direct sourcing activities. The Performance Services segment includes the Company’s informatics, collaborative, consulting services, direct-to-employer initiative and insurance management services businesses.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue:
Supply Chain Services
Net administrative fees	$146,553	$174,049	$424,537	$518,566
Other services and support	8,630	3,396	18,307	8,439
Services	155,183	177,445	442,844	527,005
Products	215,995	61,183	511,080	167,344
Total Supply Chain Services (a)	371,178	238,628	953,924	694,349
Performance Services (a)	98,745	96,195	285,713	262,490
Net revenue	$469,923	$334,823	$1,239,637	$956,839
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Depreciation and amortization expense (a):
Supply Chain Services	$9,389	$6,896	$27,608	$16,592
Performance Services	18,196	30,950	55,763	91,862
Corporate	2,152	1,897	6,397	6,184
Total depreciation and amortization expense	$29,737	$39,743	$89,768	$114,638

Capital expenditures:
Supply Chain Services	$2,486	$2,485	$8,061	$4,571
Performance Services	18,835	20,840	54,118	57,956
Corporate	726	1,233	4,732	6,799
Total capital expenditures	$22,047	$24,558	$66,911	$69,326

	March 31, 2021	June 30, 2020
Total assets:
Supply Chain Services	$1,698,254	$1,483,751
Performance Services	1,043,065	930,968
Corporate	940,706	538,248
Total assets	3,682,025	2,952,967
Eliminations (b)	(60)	(4,452)
Total assets, net	$3,681,965	$2,948,515
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

A reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Income before income taxes	$64,888	$77,377	$188,996	$314,062
Equity in net income of unconsolidated affiliates (a)	(5,524)	(4,442)	(16,023)	(11,038)
Interest and investment loss, net	3,225	9,966	8,742	9,849
Loss (gain) on FFF put and call rights (b)	5,195	13,906	21,621	(8,477)
Other (income) expense	(1,594)	5,005	(10,167)	1,996
Operating income	66,190	101,812	193,169	306,392
Depreciation and amortization	19,337	25,777	55,904	75,690
Amortization of purchased intangible assets	10,400	13,966	33,864	38,948
Stock-based compensation (c)	13,180	7,668	27,970	19,358
Acquisition and disposition related expenses	4,126	7,287	14,889	16,263
Remeasurement of tax receivable agreement liabilities (d)	—	(902)	—	(24,584)
Equity in net income of unconsolidated affiliates (a)	5,524	4,442	16,023	11,038
Deferred compensation plan income (expense) (e)	1,521	(5,476)	9,231	(2,484)
Other expense, net	929	1,315	5,718	3,929
Non-GAAP Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (f)	$117,949	$149,212	$339,538	$447,081
Performance Services (f)	35,950	34,634	109,675	84,977
Corporate	(32,692)	(27,957)	(92,445)	(87,508)
Non-GAAP Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550
(a)Refer to Note 5 - Investments for more information.
(b)Refer to Note 6 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million during both of the three months ended March 31, 2021 and 2020. Also includes $0.4 million and $0.3 million during the nine months ended March 31, 2021 and 2020, respectively.
(d)The adjustments to TRA liabilities for the three and nine months ended March 31, 2020 is primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities.
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
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of more than 4,100 U.S. hospitals and health systems and approximately 200,000 other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) and licensed-based clinical analytics products, consulting services and performance improvement collaborative programs. We also provide services to non-healthcare businesses.
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$469,923	$334,823	$1,239,637	$956,839
Net income from continuing operations	$51,444	$73,212	$277,033	$235,726
Non-GAAP Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550
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
Segment net revenue for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,		Change		% of Net Revenue
Net revenue:	2021	2020	2021	2020	2021	2020
Supply Chain Services	$371,178	$238,628	$132,550	56%	79%	71%
Performance Services	98,745	96,195	2,550	3%	21%	29%
Net revenue	$469,923	$334,823	$135,100	40%	100%	100%

Segment net revenue for the nine months ended March 31, 2021 and 2020 was as follows (in thousands):

	Nine Months Ended March 31,		Change		% of Net Revenue
Net revenue:	2021	2020	2021	2020	2021	2020
Supply Chain Services	$953,924	$694,349	$259,575	37%	77%	73%
Performance Services	285,713	262,490	23,223	9%	23%	27%
Net revenue	$1,239,637	$956,839	$282,798	30%	100%	100%
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
Our Performance Services segment includes one of the largest clinical and cost analytics and consulting services businesses in the United States focused on healthcare providers. We are also expanding our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. Our SaaS-based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members and other customers, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value based care. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, direct to employer initiative and insurance management services.
CEO Transition
In February 2021, we announced that Susan D. DeVore is retiring on June 30, 2021 and will step down as our chief executive officer and from the Board of Directors effective May 1, 2021, and that our president, Michael J. Alkire, will become our chief executive officer and a member of the Board of Directors effective May 1, 2021. Ms. DeVore is expected to provide consulting services for a period of twenty-four (24) months after her separation.
Acquisitions
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we, through a newly formed consolidated subsidiary, Premier IDS, LLC, acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.4 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed financial statements).
IDS offers digitization technologies that convert paper and portable document format (“PDF”) invoices to an electronic format to automate, streamline, and simplify accounts payable processes in healthcare. IDS’ solutions include those for electronic invoicing and tracking, as well as digital payments. IDS will be integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Acquisition of Health Design Plus, LLC
On May 4, 2020, we, through our consolidated subsidiary, Premier Healthcare Solutions, Inc. (“PHSI”), acquired 97% of the equity of Health Design Plus, LLC (“HDP”) for an adjusted purchase price of $23.8 million, giving effect to certain purchase price adjustments provided for in the purchase agreement. The transaction was funded with borrowings under our Credit Facility. HDP is a third-party administrator and arranges care for employees through its Centers of Excellence program. Shortly after closing, HDP was renamed Contigo Health, LLC (“Contigo Health”) and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC (“PAP”) and Prince N Purchaser, LLC (“PNP”), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly owned subsidiaries of Greater New York Hospital Association (“GYNHA”), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (the “Acurity and Nexera asset acquisition”). Pursuant to the terms of the asset purchase agreement (as amended, the “Purchase Agreement”), an additional

$120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. An additional $4.7 million was paid to GNYHA during the three months ended March 31, 2021. In addition, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
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
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, both in the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2020 Annual Report.
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the uncertainty regarding the status of the Affordable Care Act (“ACA”) and the potential for the ACA to be struck down as unconstitutional by the U.S. Supreme Court or significantly altered by Congress. Actions related to the ACA could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care, however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
COVID-19 Pandemic
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We have experienced and may continue to experience uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities continue to defer some elective procedures and routine medical visits during the crisis, which created a decline in the demand for supplies and services not related to COVID-19 through the third quarter of fiscal 2021 and such lower demand is expected to continue through fiscal 2021. In addition, as a result of our members' and other customers’ focus on managing COVID-19 and its impacts, we may experience uncertain demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members' non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand will continue, and the effect that they will have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
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
Operating Expenses
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, business disposition related expenses, indirect costs such as insurance, professional fees and other general overhead expenses, and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”) and Prestige Ameritech Ltd. (“Prestige”). Other (expense) income, net, also includes the change in fair value of our FFF put and call rights (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense
On August 11, 2020, we entered into the Merger Agreement by and among us, Premier Healthcare Alliance, LP (“Premier LP”) and BridgeCo, a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, (i) each of the issued and outstanding Class B common units of Premier LP was canceled and converted automatically into a right to receive one share of our Class A common stock, and (ii) all of the issued and outstanding shares of our Class B common stock beneficially held by the limited partners of Premier LP were canceled in accordance with our Certificate of Incorporation. As a result of the Merger, we simplified our tax structure whereby we and our subsidiaries formed one consolidated filing group for federal income tax purposes. See Note 14 - Income Taxes.
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. Prior to August 11, 2020, Adjusted Net Income was calculated as if we were one consolidated group for tax purposes. The rate used to compute Adjusted Net Income was 22% for the three and nine months ended March 31, 2021 and 26% for the three and nine months ended March 31, 2020.
Net Income Attributable to Non-Controlling Interest
For the nine months ended March 31, 2021, we recognized net income attributable to the limited partners of Premier LP through August 11, 2020, the date of the Merger. At March 31, 2021, we, through Premier Services, LLC (“Premier GP), the sole general partner of Premier LP, and Premier Services II, LLC, a Delaware limited liability company, wholly owned subsidiary of us and sole limited partner of Premier LP, held 100% interest in Premier LP. At June 30, 2020, we held 59% sole general partner interest in Premier LP. In addition to their equity ownership interest in us, our members held a 0% and 41% limited partner interest in Premier LP at March 31, 2021 and June 30, 2020, respectively (see Note 10 - Redeemable Limited Partners' Capital to the accompanying condensed consolidated financial statements).
Through our consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), we hold an approximate 20% interest in Prestige through PRAM’s ownership of Prestige limited partnership units at March 31, 2021. We own approximately 26% of the membership interest of PRAM, with the remainder held by 16 member health systems, and recognized net income attributable to non-controlling interest for the 74% interest held by the 16 member health systems.
Through our consolidated subsidiary, DePre Holdings, LLC (“DPH”), we hold an approximate 49% interest in DePre, LLC (“DePre”) through DPH’s ownership of DePre membership interests at March 31, 2021. We own approximately 21% of the membership interest of DPH, with the remainder held by 34 member health systems, and recognized net income attributable to non-controlling interest for the 79% interest held by the 34 member health systems.

As of March 31, 2021, we own 97% of the equity interest in HDP and recognized net income attributable to non-controlling interest for the 3% of equity retained by University Hospitals Holdings, Inc.
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
We define Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and Tax Receivable Agreement (“TRA”) payments to limited partners and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2021 and 2020 and $0.4 million and $0.3 million for the nine months ended March 31, 2021 and 2020, respectively (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$146,553	31%	$174,049	52%	$424,537	34%	$518,566	54%
Other services and support	107,375	23%	99,591	30%	304,020	25%	270,929	29%
Services	253,928	54%	273,640	82%	728,557	59%	789,495	83%
Products	215,995	46%	61,183	18%	511,080	41%	167,344	17%
Net revenue	469,923	100%	334,823	100%	1,239,637	100%	956,839	100%
Cost of revenue:
Services	46,980	10%	49,007	15%	125,852	10%	143,965	15%
Products	211,136	45%	54,121	16%	496,286	40%	150,415	16%
Cost of revenue	258,116	55%	103,128	31%	622,138	50%	294,380	31%
Gross profit	211,807	45%	231,695	69%	617,499	50%	662,459	69%
Operating expenses:
Selling, general and administrative	134,502	29%	115,289	34%	388,453	31%	315,311	33%
Research and development	715	—%	628	—%	2,013	—%	1,808	—%
Amortization of purchased intangible assets	10,400	2%	13,966	4%	33,864	3%	38,948	4%
Operating expenses	145,617	31%	129,883	38%	424,330	34%	356,067	37%
Operating income	66,190	14%	101,812	30%	193,169	16%	306,392	32%
Other (expense) income, net	(1,302)	—%	(24,435)	(7)%	(4,173)	—%	7,670	1%
Income before income taxes	64,888	14%	77,377	23%	188,996	15%	314,062	33%
Income tax expense (benefit)	13,444	3%	4,165	1%	(88,037)	(7)%	78,336	8%
Net income from continuing operations	51,444	11%	73,212	22%	277,033	22%	235,726	25%
Income from discontinued operations, net of tax	—	—%	5	—%	—	—%	1,009	—%
Net income	51,444	11%	73,217	22%	277,033	22%	236,735	25%
Net income from continuing operations attributable to non-controlling interest	(3,123)	(1)%	(35,055)	(10)%	(15,903)	(1)%	(132,189)	(14)%
Net income from discontinued operations attributable to non-controlling interest	—	—%	(3)	—%	—	—%	(480)	—%
Net income attributable to non-controlling interest	(3,123)	(1)%	(35,058)	(10)%	(15,903)	(1)%	(132,669)	(14)%
Adjustment of redeemable limited partners’ capital to redemption amount	—	nm	302,569	nm	(26,685)	nm	516,725	nm
Net income attributable to stockholders	$48,321	nm	$340,728	nm	$234,445	nm	$620,791	nm

Weighted average shares outstanding:
Basic	122,254		69,451		114,596		65,582
Diluted	123,116		122,470		115,365		124,030

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.40		$4.91		$2.05		$9.47
Diluted earnings per share attributable to stockholders	$0.39		$0.54		$2.03		$1.66
nm = Not meaningful

The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$121,207	26%	$155,889	47%	$356,768	29%	$444,550	46%
Non-GAAP Adjusted Net Income	$78,535	17%	$88,908	27%	$232,023	19%	$265,668	28%
Non-GAAP Adjusted Earnings Per Share	$0.64	nm	$0.73	nm	$1.89	nm	$2.14	nm
The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income from continuing operations	$51,444	$73,212	$277,033	$235,726
Interest and investment loss, net	3,225	9,966	8,742	9,849
Income tax expense (benefit)	13,444	4,165	(88,037)	78,336
Depreciation and amortization	19,337	25,777	55,904	75,690
Amortization of purchased intangible assets	10,400	13,966	33,864	38,948
EBITDA	97,850	127,086	287,506	438,549
Stock-based compensation	13,180	7,668	27,970	19,358
Acquisition and disposition related expenses	4,126	7,287	14,889	16,263
Remeasurement of tax receivable agreement liabilities	—	(902)	—	(24,584)
Loss (gain) on FFF put and call rights	5,195	13,906	21,621	(8,477)
Other expense, net	856	844	4,782	3,441
Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550

Income before income taxes	$64,888	$77,377	$188,996	$314,062
Equity in net income of unconsolidated affiliates	(5,524)	(4,442)	(16,023)	(11,038)
Interest and investment loss, net	3,225	9,966	8,742	9,849
Loss (gain) on FFF put and call rights	5,195	13,906	21,621	(8,477)
Other (income) expense	(1,594)	5,005	(10,167)	1,996
Operating income	66,190	101,812	193,169	306,392
Depreciation and amortization	19,337	25,777	55,904	75,690
Amortization of purchased intangible assets	10,400	13,966	33,864	38,948
Stock-based compensation	13,180	7,668	27,970	19,358
Acquisition and disposition related expenses	4,126	7,287	14,889	16,263
Remeasurement of tax receivable agreement liabilities	—	(902)	—	(24,584)
Equity in net income of unconsolidated affiliates	5,524	4,442	16,023	11,038
Deferred compensation plan income (expense)	1,521	(5,476)	9,231	(2,484)
Other expense, net	929	1,315	5,718	3,929
Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Supply Chain Services	$117,949	$149,212	$339,538	$447,081
Performance Services	35,950	34,634	109,675	84,977
Corporate	(32,692)	(27,957)	(92,445)	(87,508)
Adjusted EBITDA	$121,207	$155,889	$356,768	$444,550
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to stockholders	$48,321	$340,728	$234,445	$620,791
Adjustment of redeemable limited partners’ capital to redemption amount	—	(302,569)	26,685	(516,725)
Net income attributable to non-controlling interest	3,123	35,058	15,903	132,669
Income from discontinued operations, net of tax	—	(5)	—	(1,009)
Income tax expense (benefit)	13,444	4,165	(88,037)	78,336
Amortization of purchased intangible assets	10,400	13,966	33,864	38,948
Stock-based compensation	13,180	7,668	27,970	19,358
Acquisition and disposition related expenses	4,126	7,287	14,889	16,263
Remeasurement of tax receivable agreement liabilities	—	(902)	—	(24,584)
Loss (gain) on FFF put and call rights	5,195	13,906	21,621	(8,477)
Other expense, net	2,897	844	10,126	3,441
Non-GAAP adjusted income before income taxes	100,686	120,146	297,466	359,011
Income tax expense on adjusted income before income taxes (a)	22,151	31,238	65,443	93,343
Non-GAAP Adjusted Net Income	$78,535	$88,908	$232,023	$265,668

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	122,254	69,451	114,596	65,582
Dilutive securities	862	645	769	662
Class B shares outstanding (b)	—	52,374	—	57,786
Weighted average shares outstanding - diluted	123,116	122,470	115,365	124,030
Dilutive securities	—	—	—	—
Class B shares outstanding (b)	—	—	7,511	—
Non-GAAP weighted average shares outstanding - diluted	123,116	122,470	122,876	124,030
(a)Reflects income tax expense at an estimated effective income tax rate of 22% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2021 and 26% of non-GAAP adjusted income before income taxes for the three and nine months ended March 31, 2020.
(b)For the nine months ended March 31, 2021, the effect of 7.5 million Class B commons were excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect. On a non-GAAP basis, the effect of 7.5 million Class B common units was included in the non-GAAP diluted weighted average shares outstanding.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Earnings per share attributable to stockholders	$0.40	$4.91	$2.05	$9.47
Adjustment of redeemable limited partners’ capital to redemption amount	—	(4.36)	0.23	(7.88)
Net income attributable to non-controlling interest	0.03	0.50	0.14	2.02
Income from discontinued operations, net of tax	—	—	—	(0.02)
Income tax expense (benefit)	0.11	0.06	(0.77)	1.19
Amortization of purchased intangible assets	0.09	0.20	0.30	0.59
Stock-based compensation	0.11	0.11	0.24	0.30
Acquisition and disposition related expenses	0.03	0.10	0.13	0.25
Remeasurement of tax receivable agreement liabilities	—	(0.01)	—	(0.37)
Loss (gain) on FFF put and call rights	0.04	0.20	0.19	(0.13)
Other expense, net	0.02	0.01	0.09	0.05
Impact of corporation taxes (a)	(0.19)	(0.45)	(0.57)	(1.42)
Impact of dilutive shares (b)	—	(0.54)	(0.14)	(1.91)
Non-GAAP Adjusted Earnings Per Share	$0.64	$0.73	$1.89	$2.14
(a)Reflects income tax expense at an estimated effective income tax rate of 22% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2021 and 26% of non-GAAP adjusted income before income taxes for the three and nine months ended March 31, 2020.
(b)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended March 31, 2021 to 2020
Net Revenue
Net revenue increased by $135.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase of $154.8 million in product revenue and an increase of $7.8 million in other services and support revenue, partially offset by a decrease of $27.5 million in net administrative fees revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in “Segment Results” below.
Cost of Revenue
Cost of revenue increased by $155.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase of $157.0 million in cost of product revenue, partially offset by a decrease of $2.0 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in “Segment Results” below.
Operating Expenses
Operating expenses increased by $15.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase of $19.2 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in “Segment Results” below.
Other Income, Net
Other income, net increased by $23.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in the loss on the FFF put and call rights in the current period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information) and the other than temporary impairment charges associated with held-to-maturity investments in the prior year period.
Income Tax Expense
For the three months ended March 31, 2021, we recorded tax expense of $13.4 million compared to tax expense of $4.2 million recorded during the three months ended March 31, 2020. The tax expense recorded during the three months ended March 31,

2021 and 2020 results in effective tax rates of 21% and 5%, respectively. The increase in the effective tax rate is largely driven by the prior year impact of the income tax benefit associated with the NOL carryback provisions under the CARES Act and the associated release of the valuation allowance in March 2020. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $32.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the Merger, whereby net income attributable to non-controlling interest in Premier LP was not recorded after the Merger date of August 11, 2020. As of March 31, 2021, we owned a 99.999% controlling general partner interest and a 0.001% limited partnership interest in Premier GP. At June 30, 2020, the portion of net income attributable to the limited partners of Premier LP was 41%.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM, DPH and HDP, which was 74%, 79% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $34.7 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in “Segment Results” below.
Consolidated Results - Comparison of the Nine Months Ended March 31, 2021 to 2020
Net Revenue
Net revenue increased by $282.8 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to an increase of $343.7 million in product revenue and an increase of $33.1 million in other services and support revenue, partially offset by a decrease of $94.0 million in net administrative fees revenue. The variances in the material factors contributing to the changes in consolidated net revenue are discussed further in “Segment Results” below.
Cost of Revenue
Cost of revenue increased by $327.8 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to an increase of $345.9 million in cost of product revenue, partially offset by a decrease of $18.1 million in cost of services revenue. The variances in the material factors contributing to the changes in consolidated cost of revenue are discussed further in “Segment Results” below.
Operating Expenses
Operating expenses increased by $68.3 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to an increase of $73.1 million in selling, general and administrative expenses. The variances in the material factors contributing to the changes in consolidated operating expenses are discussed further in “Segment Results” below.
Other Income, Net
Other income, net decreased by $11.8 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to the loss on the FFF put and call rights in the current period compared to the gain on the FFF put and call rights in the prior year period (see Note 6 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information) partially offset by an increase in deferred compensation plan income and the other than temporary impairment charges associated with held-to-maturity investments in the prior year period.
Income Tax (Benefit) Expense
For the nine months ended March 31, 2021, we recorded a tax benefit of $88.0 million compared to tax expense of $78.3 million recorded during the nine months ended March 31, 2020. The tax benefit and expense recorded during the nine months ended March 31, 2021 and 2020 results in effective tax rates of (47)% and 25%, respectively. The change in the effective tax rate is primarily attributable to the one-time deferred tax benefit associated with remeasurement of the deferred tax asset and valuation allowance release as a result of the Merger. See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for more information.

Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $116.8 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to the Merger, whereby net income attributable to non-controlling interest was not recorded after the Merger date of August 11, 2020.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM, DPH and HDP, which was 74%, 79% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure, decreased by $87.8 million during the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The variances in the material factors contributing to the changes in consolidated Non-GAAP Adjusted EBITDA are discussed further in “Segment Results” below.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Supply Chain Services	2021	2020	Change		2021	2020	Change
Net revenue:
Net administrative fees	$146,553	$174,049	$(27,496)	(16)%	$424,537	$518,566	$(94,029)	(18)%
Other services and support	8,630	3,396	5,234	154%	18,307	8,439	9,868	117%
Services	155,183	177,445	(22,262)	(13)%	442,844	527,005	(84,161)	(16)%
Products	215,995	61,183	154,812	253%	511,080	167,344	343,736	205%
Net revenue	371,178	238,628	132,550	56%	953,924	694,349	259,575	37%
Cost of revenue:
Services	1,120	123	997	nm	2,627	278	2,349	845%
Products	211,136	54,121	157,015	290%	496,286	150,415	345,871	230%
Cost of revenue	212,256	54,244	158,012	291%	498,913	150,693	348,220	231%
Gross profit	158,922	184,384	(25,462)	(14)%	455,011	543,656	(88,645)	(16)%
Operating expenses:
Selling, general and administrative	49,714	45,512	4,202	9%	144,511	119,179	25,332	21%
Research and development	72	—	72	—%	199	6	193	—%
Amortization of purchased intangible assets	8,151	6,125	2,026	33%	24,205	14,318	9,887	69%
Operating expenses	57,937	51,637	6,300	12%	168,915	133,503	35,412	27%
Operating income	100,985	132,747	(31,762)	(24)%	$286,096	$410,153	$(124,057)	(30)%
Depreciation and amortization	1,238	771			3,403	2,274
Amortization of purchased intangible assets	8,151	6,125			24,205	14,318
Acquisition and disposition related expenses	2,053	4,871			9,684	9,204
Equity in net income of unconsolidated affiliates	5,319	4,431			15,907	10,865
Other expense	203	267			243	267
Segment Adjusted EBITDA	$117,949	$149,212	$(31,263)	(21)%	$339,538	$447,081	$(107,543)	(24)%
Comparison of the Three Months Ended March 31, 2021 to 2020
Net Revenue
Supply Chain Services segment net revenue increased by $132.6 million, or 56%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 largely due to an increase in product revenue of $154.8 million that was primarily driven by growth in commodity products and aggregated purchasing of certain products as well as the aggregated purchasing of PPE and other high demand supplies as a result of the COVID-19 pandemic. The increase in Supply Chain

Services segment net revenue is also due to a $5.2 million increased supply chain co-management fees as a result of the asset acquisition of Nexera.
These increases were partially offset by a decrease in net administrative fees of $27.5 million as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19 and amortization of the prepaid contract administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement (“Acurity prepaid contract administrative fee share”). These decreases in net administrative fees were partially offset by growth from further penetration of member purchased services, the addition of new categories and suppliers and the addition of new members to our contract portfolio.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $158.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in cost of revenue, driven by the aforementioned increase in product revenue, was greater than the increase in product revenue of $154.8 million primarily due to product costs in excess of the selling price that we incurred as a result of COVID-19.
Operating Expenses
Supply Chain Services segment operating expenses increased by $6.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in selling, general and administrative expenses of $4.2 million driven by an increase in expenses associated with our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition partially offset by a decrease in employee travel and meeting expenses due to COVID-19. In addition, operating expenses increased by $2.0 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $31.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the aforementioned decrease in net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisitions.
Comparison of the Nine Months Ended March 31, 2021 to 2020
Net Revenue
Supply Chain Services segment net revenue increased by $259.6 million, or 37%, during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 largely driven by an increase in product revenue of $343.7 million due primarily to the aggregated purchasing of PPE as a result of COVID-19 and growth in commodity products and aggregated purchasing of certain products. Supply Chain Services segment revenue also increased by $9.9 million due to supply chain co-management fees as a result of the asset acquisition of Nexera.
There has been a significant increase in demand for PPE and other supplies directly related to treating and preventing the spread of COVID-19, as well as replenishing and maintaining certain inventory levels, that has contributed significantly to the increase in product revenue. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and, accordingly, we anticipate product revenue growth rates to correspondingly decrease.
These increases were partially offset by a decrease in net administrative fees of $94.0 million primarily as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of COVID-19 and amortization of the Acurity prepaid contract administrative fee share. These decreases in net administrative fees were partially offset by further penetration of member purchased services and the addition of new categories and suppliers.
We anticipate lower net administrative fees for the remainder of fiscal year 2021 due to amendments to GPO Participation Agreements and the ongoing impact from COVID-19. However, once the COVID-19 pandemic subsides and we move into fiscal year 2022, we expect our net administrative fees revenue to grow to the extent our existing members increase the utilization of our contracts and new members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members and other customers increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $348.2 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 primarily due to the aforementioned increase in product revenue as well as higher costs for products that we incurred as a result of COVID-19. As a result of the COVID-19 pandemic, we expect higher costs in fiscal year 2021 due to increased demand in PPE. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and, accordingly, we anticipate our product costs to correspondingly decrease. However, once the COVID-19 pandemic subsides, we expect our cost of non-COVID-19-related product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members and other customers. Depending on the underlying product sales mix in the future, increases in product revenues could reduce our gross profit as a percentage of our net revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased by $35.4 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase was primarily due to an increase in selling, general and administrative expenses of $25.3 million driven by an increase in expenses associated with our fiscal year 2020 acquisition of Medpricer and the Acurity and Nexera asset acquisition partially offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic. In addition, operating expenses increased by $9.9 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $107.5 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to the aforementioned decrease in net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisitions.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Performance Services	2021	2020	Change		2021	2020	Change
Net revenue:
Other services and support	$98,745	$96,195	$2,550	3%	$285,713	$262,490	$23,223	9%
Net revenue	98,745	96,195	2,550	3%	285,713	262,490	23,223	9%
Cost of revenue:
Services	45,860	48,884	(3,024)	(6)%	123,225	143,687	(20,462)	(14)%
Cost of revenue	45,860	48,884	(3,024)	(6)%	123,225	143,687	(20,462)	(14)%
Gross profit	52,885	47,311	5,574	12%	162,488	118,803	43,685	37%
Operating expenses:
Selling, general and administrative	34,517	37,586	(3,069)	(8)%	102,488	106,522	(4,034)	(4)%
Research and development	643	628	15	2%	1,814	1,797	17	1%
Amortization of purchased intangible assets	2,249	7,841	(5,592)	(71)%	9,659	24,630	(14,971)	(61)%
Operating expenses	37,409	46,055	(8,646)	(19)%	113,961	132,949	(18,988)	(14)%
Operating income (loss)	15,476	1,256	14,220	nm	$48,527	$(14,146)	$62,673	nm
Depreciation and amortization	15,947	23,109			46,104	67,232
Amortization of purchased intangible assets	2,249	7,841			9,659	24,630
Acquisition related expenses	2,073	2,416			5,205	7,059
Equity in net income of unconsolidated affiliates	205	11			116	173
Other expense	—	1			64	29
Segment Adjusted EBITDA	$35,950	$34,634	$1,316	4%	$109,675	$84,977	$24,698	29%

Comparison of the Three Months Ended March 31, 2021 to 2020
Net Revenue
Net revenue in our Performance Services segment increased by $2.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by incremental revenue associated with our acquisition of HDP in May 2020, growth in life sciences business and growth in the cost management and consulting services. This increase was partially offset by a reduction in the technology businesses due to lower revenue associated with enterprise analytics license agreements executed during the current period as compared to the prior year period and lower revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network (“HIIN”) contract in March 2020.
Cost of Revenue
Performance Services segment cost of revenue decreased by $3.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in amortization of internally developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the HIIN contract in March 2020. These decreases were partially offset by incremental expenses associated with the HDP acquisition.
Operating Expenses
Performance Services segment operating expenses decreased by $8.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to $5.6 million of lower amortization of purchased intangible assets during the current period and decreased selling, general and administrative expenses of $3.1 million. The decrease in selling, general and administrative expenses was driven by a decrease in amortization of internally developed software applications and a decrease in employee travel and meeting expenses as a result of the COVID-19 pandemic.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $1.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the aforementioned increase in revenue and lower employee travel and meeting expenses due to the COVID-19 pandemic offset by incremental expenses associated with the HDP acquisition.
Comparison of the Nine Months Ended March 31, 2021 to 2020
Net Revenue
Other services and support revenue in our Performance Services segment increased by $23.2 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase was primarily driven by growth across the technology businesses, including new enterprise analytics license agreements, as well as incremental revenue associated with our fiscal year 2020 acquisition of HDP. These increases were partially offset by lower demand in consulting services as a result of the COVID-19 pandemic and lower revenue as a result of the planned reduction and subsequent discontinuance of the HIIN contract in March 2020.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and as additional members and other customers, employer, payor and life sciences markets, begin to utilize our integrated platform of products and services.
Cost of Revenue
Performance Services segment cost of revenue decreased by $20.5 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to a decrease in amortization of internally developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the HIIN contract in March 2020. These decreases were partially offset by incremental expenses associated with the HDP acquisition.
Operating Expenses
Performance Services segment operating expenses decreased by $19.0 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The decrease was primarily due to a reduction in amortization of purchased intangible assets of $15.0 million and a decrease in selling, general and administrative expenses of $4.0 million driven by a decrease in employee travel and meeting expenses due to COVID-19 and a decrease in amortization of internally developed software applications partially offset by an increase in expenses associated with the HDP acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $24.7 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 primarily due to the aforementioned increase in revenue and decrease in selling, general and administrative expenses offset by incremental expenses associated with the HDP acquisition.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Corporate	2021	2020	Change		2021	2020	Change
Operating expenses:
Selling, general and administrative	$50,271	$32,191	$18,080	56%	$141,454	$89,610	$51,844	58%
Research and development	—	—	—	nm	—	5	(5)	nm
Operating expenses	50,271	32,191	18,080	56%	141,454	89,615	51,839	58%
Operating loss	(50,271)	(32,191)	(18,080)	56%	(141,454)	(89,615)	(51,839)	58%
Depreciation and amortization	2,152	1,897			6,397	6,184
Stock-based compensation	13,180	7,668			27,970	19,358
Remeasurement of tax receivable agreement liabilities	—	(902)			—	(24,584)
Deferred compensation plan income	1,521	(5,476)			9,231	(2,484)
Other income	726	1,047			5,411	3,633
Adjusted EBITDA	$(32,692)	$(27,957)	$(4,735)	17%	$(92,445)	$(87,508)	$(4,937)	6%
Comparison of the Three Months Ended March 31, 2021 to 2020
Operating Expenses
Corporate operating expenses increased by $18.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in deferred compensation plan expense due to market changes and incremental personnel costs related to the fiscal year 2020 acquisitions. These increases to operating expenses were partially offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA decreased by $4.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to incremental personnel costs related to the fiscal year 2020 acquisitions offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic.
Comparison of the Nine Months Ended March 31, 2021 to 2020
Operating Expenses
Corporate operating expenses increased by $51.8 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to the prior period net remeasurement of the TRA as a result of the change in North Carolina state income tax law, costs incurred in connection with our August 2020 restructuring, incremental personnel costs related to the fiscal year 2020 acquisitions and an increase in deferred compensation plan expense due to market changes. These increases to operating expenses were partially offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA decreased by $4.9 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to incremental personnel costs related to the fiscal year 2020 acquisitions offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
As of March 31, 2021 and June 30, 2020, we had cash and cash equivalents of $132.6 million and $99.3 million, respectively. As of March 31, 2021 and June 30, 2020, there were $200.0 million and $75.0 million, respectively, of outstanding borrowings under the Credit Facility. During the nine months ended March 31, 2021, we borrowed $225.0 million and repaid $100.0 million of borrowings under the Credit Facility, which was used for other general corporate purposes. In April 2021, we repaid $75.0 million of outstanding borrowings under the Credit Facility.
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
During the second half of fiscal 2020, COVID-19 became a global pandemic that spread throughout the United States and much of the rest of the world. The full extent to which the COVID-19 pandemic will impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in Item 1A. “Risk Factors” in our 2020 Annual Report, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:
•We have experienced and may continue to experience demand uncertainty from both significant increases in demand for PPE, drugs and other products related to the treatment of COVID-19 and decreases in demand for non-COVID-19-related products.
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
•In response to the COVID-19 pandemic, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us, our members, other customers and suppliers.

Discussion of Cash Flows for the Nine Months Ended March 31, 2021 and 2020
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$192,365	$248,082
Investing activities	(149,291)	(171,954)
Financing activities	(9,794)	15,213
Operating activities from discontinued operations	—	9,338
Net increase in cash and cash equivalents	$33,280	$100,679
Net cash provided by operating activities decreased by $55.7 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The decrease in net cash provided by operating activities was primarily due to lower profitability of our Supply Chain Services segment from lower net administrative fees revenue as a result of amendments to GPO Participation Agreements, effective as of July 1, 2020, lower utilization of GPO contracts and the related decline in the demand for supplies and services as a result of the COVID-19 pandemic and amortization of the Acurity prepaid contract administrative fee share. In addition, net cash provided by operating activities was impacted by changes in our net working capital, including higher levels of inventory, primarily driven by the impact of the aggregated purchasing of PPE as a result of the COVID-19 pandemic.
Net cash used in investing activities decreased by $22.7 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The decrease in net cash used in investing activities is primarily due to a $15.2 million reduction in cash paid for business acquisitions and a reduction of $10.2 million in investments in unconsolidated affiliates as a result of no investments in unconsolidated affiliates in the current year. These decreases were offset by cash proceeds of $3.6 million received in the prior year from the liquidation of property and equipment in connection with our exit from specialty pharmacy operations in June 2019.
Net cash used in financing activities changed by $25.0 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The change in net cash used in financing activities was driven by a $100.0 million decrease in net borrowings under the Credit Facility, cash dividends payments of $69.6 million and a $25.7 million payment on the outstanding notes payable to members (see Note 9 - Debt and Notes Payable). These were offset by a decrease of $150.1 million for prior year repurchases of Class A common stock under the fiscal year 2020 stock repurchase program and a $29.6 million reduction in distributions to limited partners of Premier LP as a result of the elimination of distributions in connection with the August 2020 restructuring.
Net cash provided by operating activities attributable to discontinued operations decreased by $9.3 million for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020 primarily due to payments on liabilities that were outstanding as of March 31, 2020.
Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2021 and 2020
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners and purchases of property and equipment. Free cash flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Net cash provided by operating activities from continuing operations (a)	$192,365	$340,228
Purchases of property and equipment	(66,911)	(69,326)
Distributions to limited partners of Premier LP (b)	(9,949)	(39,590)
Payments to limited partners of Premier LP related to tax receivable agreements (b)	(24,218)	(17,425)
Non-GAAP Free Cash Flow	$91,287	$213,887
(a) Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2020 excludes the impact of the Acurity prepaid contract administrative fee share, as defined above.
(b) Limited partners refers to member owners prior to the August 2020 restructuring.
Non-GAAP Free Cash Flow decreased by $122.6 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The decrease in Non-GAAP Free Cash Flow was primarily due to the aforementioned decrease in net cash provided by operating activities which was driven by lower net administrative fees revenue as a result of amendments to GPO Participation Agreements and lower utilization of GPO contracts as a result of COVID-19 as well as changes in our net working capital, including higher levels of inventory, primarily driven by the impact of the aggregated purchasing of PPE as a result of the COVID-19 pandemic. The net cash provided by operating activities for continuing operations for the nine months ended March 31, 2020 also includes the impact of the Acurity prepaid contract administrative fee share.
In addition, the change in Non-GAAP Free Cash Flow was due to higher TRA payments during the nine months ended March 31, 2021 which include the $10.5 million that was paid to limited partners of Premier LP who did not elect to execute a Unit Exchange and Tax Receivable Acceleration Agreement in connection with the August 2020 restructuring offset by the elimination of distributions to limited partners of Premier LP in connection with the August 2020 restructuring.
These decreases in Non-GAAP Free Cash Flow were offset by lower distributions to limited partners of Premier LP as a result of the August 2020 restructuring.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Members
At March 31, 2021, we had commitments of $418.6 million, net of imputed interest of $17.8 million for obligations under notes payable which represents the aggregate early termination payments due to members in connection with the early termination of the TRA. Notes payable to members will be paid, without interest, in 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At March 31, 2021, we had commitments of $9.3 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
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

At our option, committed loans may be in the form of Eurodollar rate loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”). Eurodollar Loans bear interest at the Eurodollar rate (defined as the London Interbank Offered Rate, or LIBOR, plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility))). Base Rate Loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.50%, the one-month LIBOR plus 1.0% and 0.0%) plus the Applicable Rate. The Applicable Rate ranges from 1.000% to 1.500% for Eurodollar Loans and 0.000% to 0.500% for Base Rate Loans. In the event that LIBOR is no longer available, the Credit Facility states that interest will be calculated based upon rates offered to leading banks for comparable loans by leading banks in the London interbank market. At March 31, 2021, the interest rate for one-month Eurodollar Loans was 1.148% and the interest rate for Base Rate Loans was 3.250%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2021, the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Under the terms of the Credit Facility, Premier GP’s consolidated total net leverage ratio (as defined in the Credit Facility) may not exceed 3.75 to 1.00 for four consecutive quarters, provided that, in connection with any acquisition for which the aggregate consideration exceeds $250.0 million, the maximum consolidated total net leverage ratio may increase to 4.25 to 1.00 for the four consecutive fiscal quarters beginning with the quarter in which such acquisition is completed. In addition, Premier GP must maintain a minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.50 to 1.00 at the end of every fiscal quarter. Premier GP was in compliance with all such covenants at March 31, 2021.
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
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, cash dividends, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, and other general corporate activities. We had $200.0 million outstanding borrowings under the Credit Facility at March 31, 2021 with $799.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In April 2021, we repaid $75.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.21 to the 2020 Annual Report. See also Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
On September 15, 2020, December 15, 2020, and March 15, 2021, we paid a cash dividend of $0.19 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2020, December 1, 2020, and March 1, 2021 respectively. On April 23, 2021, our Board of Directors declared a cash dividend of $0.19 per share, payable on June 15, 2021 to stockholders of record on June 1, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At March 31, 2021, we had $200.0 million outstanding borrowings under our Credit Facility. At March 31, 2021, a one-percent change in the weighted average interest rate charged on outstanding borrowings under the Credit Facility would result in a net change in interest expense over the next twelve months by $2.0 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended March 31, 2021, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2020 Annual Report.
Item 5. Other Information
On April 23, 2021, our Board of Directors declared a cash dividend of $0.19 per share, payable on June 15, 2021 to stockholders of record on June 1, 2021. Declaration of any future cash dividends will be at the discretion of our Board of Directors after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.

Item 6. Exhibits

Exhibit No.	Description
10.1
First Amendment to Senior Executive Employment Agreement effective February 1, 2021, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 2, 2021). +

10.2
Senior Executive Employment Agreement, effective May 1, 2021, by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 2, 2021). +

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 4, 2021	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer