Form 10-K
period 2021-06-30
Premier, Inc.
filed 2021-08-17
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2021
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

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $4,184.1 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 12, 2021, there were 122,780,223 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be held on or about December 3, 2021 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this annual report for the fiscal year ended June 30, 2021 for Premier, Inc. (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•inventory risk we face in the event of a potential material price decline for the personal protective equipment or other products we may have purchased at elevated market prices or fixed prices;

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
•compliance with current or future laws, rules or regulations relating to information blocking provisions of the 21st Century Cures Act issued by the Office of the National Coordinator for Health Information Technology (the “ONC Rules”) that may cause our certified Health Information Technology products to be regulated by the ONC Rules;
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
•the impact on the price of our Class A common stock if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of Class A common stock repurchased by us pursuant to any then existing Class A common stock repurchase program and the timing of any such repurchases;
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” in Item 1A herein.
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Annual Report and our other periodic and current filings made from time to time with the Securities and Exchange Commission (“SEC”), which are available on our website at http://investors.premierinc.com/. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Acurity,” “ASCEND,” “Conductiv,” “Contigo Health,” “Essensa,” “Health Design Plus,” “Innovatix,” “InterSecttaTM,” “PINC AI,” “Premier,” “PremierConnect,” “PremierPro,” “ProvideGx,” “QUEST,” “RemitraTM,” “STOCKD,” “SURPASS,” “S2S Global” and “TheraDoc” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Certain Definitions
For periods prior to August 11, 2020, references in the Annual Report to “member owners” are to the participants in our GPO program that were also limited partners of Premier LP that held Class B common units of Premier LP and shares of our Class B common stock. For periods on or after August 11, 2020, references in the Annual Report to “members” are to health systems and other customers that participate in our GPO program, or utilize any of our programs or services, some of which were formerly referred to as member owners.

PART I
Item 1. Business
The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report.
Our Company
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”), a publicly held, for-profit corporation, incorporated in Delaware on May 14, 2013, is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. With integrated data and analytics, collaboratives, supply chain services, consulting and other services, Premier enables healthcare providers to deliver better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members and other customers to co-develop long-term innovative solutions that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software as a service (“SaaS”) and license-based clinical analytics products, enterprise analytics licenses, consulting services and performance improvement collaborative programs. We also provide services to other businesses, including food service, schools and universities.
As a healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with hospitals, health systems, physicians and other healthcare providers. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical de-identified proprietary data and encourages member participation in the development and introduction of new products and services. Our interaction with our members provides us additional insights into the latest challenges confronting the healthcare industry and innovative best practices that we can share broadly across the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise and customer engagement required to accelerate innovation, provide differentiated solutions and facilitate growth.
We seek to address challenges facing healthcare providers through our comprehensive suite of solutions that we believe:
•improve the efficiency and effectiveness of the healthcare supply chain;
•deliver improvement in cost, quality and safety;
•innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations;
•utilize data and analytics to drive increased connectivity, and clinical, financial and operational improvement; and
•through employers, payors and life sciences, expand the capabilities within these markets to improve healthcare.
Our business model and solutions are designed to provide our members and other customers with access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our enterprise data warehouse provided by our members, mitigate the risk of innovation and disseminate best practices that will help our member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value-based care through two business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our group purchasing organization (“GPO”) program, supply chain co-management and direct sourcing activities. The Performance Services segment includes our clinical and cost analytics, enterprise analytic licenses, consulting services, technology-enabled performance improvement collaboratives, insurance management services, Contigo Health’s direct to employer business and Remitra’s electronic invoicing and payables platform.

Fiscal 2021 Developments
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying audited consolidated financial statements).
IDS offers digitization technologies that convert paper and portable document format (“PDF”) invoices to an electronic format to automate, streamline and simplify accounts payable processes in healthcare. IDS’ solutions include those for electronic invoicing and tracking, as well as digital payments. IDS is being integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
Restructuring
On August 11, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Premier Healthcare Alliance, L.P. (“Premier LP”) and BridgeCo, LLC (“BridgeCo”), a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, effective August 11, 2020, (i) BridgeCo merged with and into Premier LP, with Premier LP being the surviving entity (the “Merger”), and (ii) each of the issued and outstanding Class B common units of Premier LP was canceled and converted automatically into a right to receive one share of Premier’s Class A common stock. In conjunction with the Merger, all of the issued and outstanding shares of Class B common stock beneficially held by the former limited partners of Premier LP ((individually a “LP” and collectively, the “LPs”) were canceled in accordance with the Company’s Certificate of Incorporation. The exchange agreement (“Exchange Agreement”), which allowed us to settle Class B common units submitted for exchange by LPs for cash, Class A common stock or a combination thereof at our discretion, was terminated in connection with the restructuring activity discussed above.
Additionally, on August 10, 2020, we exercised our right to terminate the Tax Receivable Agreement (“TRA”) by and among us and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”) with a determination date of August 10, 2020 (the “Determination Date”). The aggregate amount of the Early Termination Payments was $472.6 million. Of that amount, $10.5 million was paid on September 15, 2020, to LPs that elected not to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”). The remaining amount payable, $410.7 million in the aggregate, will be paid, without interest, to certain LPs that elected to execute a Unit Exchange Agreement, which deferred the Early Termination Payments over 18 equal quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. See Note 10 - Debt and Notes Payable and Note 16 - Income Taxes to the accompanying audited consolidated financial statements for further information.
COVID-19
During the second half of fiscal 2020, the novel coronavirus (“COVID-19”) became a global pandemic that spread throughout the United States and much of the rest of the world. In addition to those who have been directly affected with the disease, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of an effective vaccine, or recurrences of COVID-19 or similar pandemics. As discussed in detail under “Item 1A. Risk Factors” below, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face material risks including, but not limited to the following:
•We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and decreases in demand for supplies and services not related to COVID-19.
•Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members’ facilities.
•The global supply chain has been materially disrupted due to stay at home orders, border closings, rapidly escalating shipping costs and port delays.

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
Industry Overview
According to data from the Centers for Medicare & Medicaid Services (“CMS”), healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.4% per year for the period 2019-2028, reaching 19.7% of gross domestic product, or GDP, by 2028. According to data from the 2019 American Hospital Association’s Annual Survey, published in the 2021 edition of the AHA Hospital Statistics™, there were more than 5,100 U.S. community hospitals with approximately 788,000 staffed beds in the United States. Of these acute care facilities, approximately 3,500 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2019 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were over 815,000 alternate site facilities and providers across the continuum of care in the United States. These alternate site facilities include primary/ambulatory care and post-acute care providers.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.4 trillion, or approximately 33.0% of total healthcare expenditures, in calendar year 2021. Expenses associated with the hospital supply chain, such as supplies as well as operational and capital expenditures, typically represent a material portion of a hospital’s budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a material portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service supplies, and information technology, as well as appropriate resource utilization and increased operational efficiency.
From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating manufacturers, distributors, GPOs, pharmacy benefit managers, and retail, long-term care and integrated pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out material inefficiencies and cost.
Healthcare Performance Services Industry
State and federal budget pressures stemming from increased deficit spending and employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and value-based care. As a result, the Department of Health and Human Services (“HHS”) has embarked on an aggressive effort over the past two administrations to move from fee-for-service to alternative payment models (“APMs”). APMs, such as accountable care organizations (“ACOs”), capitated and bundled payment arrangements, make healthcare providers more accountable for cost and quality goals. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs. Even with the possibility of changes to the ACA, this movement has and will likely continue given the strong bipartisan support for these models. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and population-based healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement and manage value-based care risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process improvement, labor productivity, non-labor cost management, clinical integration and change management.
Our Membership
Our current membership base includes many of the country's most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2021, our members included more than 4,400 U.S. hospitals and health systems and approximately 225,000 other providers and organizations. Over 400 individuals, representing over 130 of our U.S. hospital members, sit on 26 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, at June 30, 2021, six senior executives from our U.S. hospital member systems served on our Board of Directors providing valuable and unique insights into the challenges faced by hospitals and hospital systems and the innovations necessary to address these challenges. No individual member or member systems accounted for more than 5% of our net revenue for the fiscal years ended June 30, 2021 and 2020. Total GPO purchasing volume by all members participating in our GPO was more than $69 billion and $67 billion for the calendar years 2020 and 2019, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2021	2020	2019	3 Year Average
GPO retention rate (a)(b)	94%	99%	97%	97%
SaaS institutional renewal rate (c)	96%	95%	96%	96%
_________________________________
(a)The GPO retention rate is calculated based upon the aggregate purchasing volume among all members participating in our GPO for such fiscal year less the annualized GPO purchasing volume for departed members for such fiscal year, divided by the aggregate purchasing volume among all members participating in our GPO for such fiscal year.
(b)Fiscal 2021 GPO retention rate decreased primarily as a result of amendments to GPO participation agreements, effective July 1, 2020, and the August 2020 restructuring.
(c)The SaaS institutional renewal rate is calculated based upon the total number of members that have SaaS revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS revenue in the same period of the prior year.
Our Business Segments
We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and value-based care and manage our business through two business segments: Supply Chain Services and Performance Services, as addressed in Note 19 - Segments to the to the accompanying audited consolidated financial statements for further information. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPOs in the United States serving acute, non-acute, non-healthcare and alternate sites, supply chain co-management and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® and SURPASS® performance groups. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our national portfolio of approximately 3,100 contracts with over 1,350 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and document shredding services). We use our members’ aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

Our contract portfolio is designed to offer our members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members’ specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts with suppliers on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by the particular member with assistance from our field force. Since there are no specific fulfillment requirements needed in our single and multi-source contracts in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a health system.
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute and non-acute care, non-healthcare and alternate site settings. In addition to our core base of approximately 4,400 acute care healthcare providers, our Premier Alternate Site Program, one of the largest in the United States which covers over 80 classes of trade, had approximately 225,000 active members as of June 30, 2021, which represents an increase of approximately 25,000 members, or 13%, over fiscal year 2020. A number of these alternate site members in our Premier Alternate Site Program are affiliated, owned, leased, or managed by our members and received a revenue share from us based upon our collected gross administrative fees on their members’ purchases.
Our Premier Alternate Site Program includes the following:
Premier Alternate Site - Non-Acute.    Key classes of trade include long-term care dispensing pharmacies and senior living facilities, home IV infusion providers, home health and surgery centers. Premier Alternate Site - Non-Acute GPO members have access to most of our GPO supplier contracts, including, but not limited to, pharmaceuticals, medical and surgical supplies, facilities, food and nutritional products and other purchased services.
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
Purchased Services Contracts. As a SaaS provider of technology solutions, we enable hospitals and other organizations to analyze, benchmark and source purchased service contracts independent of any existing GPO affiliation. Combined with our purchased services spend data and our performance improvement technology suite, we are able to be a single source provider for healthcare margin improvement.
Supply Chain Co-Management. We manage and co-manage the supply chain operations for members to drive down costs through processes, including value analysis, product standardization and strategic resource allocation and improved operational efficiency.
Direct Sourcing.    Our direct sourcing business, SVS, LLC d/b/a S2S Global (“S2S Global”), helps our members and other customers access a diverse product portfolio and helps provide transparency to manufacturing costs and competitive pricing. Through our consolidated subsidiary, S2S Global, we facilitate the development of product specifications with our members and other customers, source or contract manufacture the products to member specifications and sell products directly to our members, other customers or distributors. By engaging with our members and other customers at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefit our members and other customers by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities to our members primarily under the PREMIERPRO® brand.

Supply Chain Resiliency Program. We created a program designed to promote domestic and geographically diverse manufacturing and ensure a robust and resilient supply chain for essential medical products. The program is intended to provide a means to invest in businesses that can supply shortage products, co-fund the development of affordable products that address specific market needs and create strategic sourcing contracts to ensure continuous supply. We believe this program is most successful when we are able partner with our members on these initiatives.
In 2020, we formed PRAM Holdings, LLC (“PRAM”) in partnership with our members to invest in Prestige Ameritech Ltd. (“Prestige”), a domestic manufacturer of masks and other PPE, whereby our members obtain a direct source to critical PPE. In 2021, we formed DePre Holdings, LLC (“DPH”) in partnership with our members to invest in DePre, LLC (“DePre”), a joint venture between DPH and DeRoyal Industries Inc., a global medical manufacturer, whereby our members obtain a direct source dedicated to the domestic production of isolation gowns.
SaaS Informatics Products.   Members of our GPO have access to certain components of our PREMIERCONNECT Supply Chain offering and its associated applications and the ability to purchase additional elements that are discussed in more detail below under “Our Business Segments - Performance Services Fiscal 2021”.
ASCEND® Performance Group. Our ASCEND Performance Group has developed a process to aggregate purchasing data for our members, enabling such members to benefit from committed group purchases within the Performance Group. Through our ASCEND Performance Group, members receive group purchasing programs, tiers and prices specifically negotiated for them and knowledge sharing with other member participants. As of June 30, 2021, approximately 1,100 U.S. hospital members, which represent over 114,000 hospital beds, participated in the ASCEND Performance Group. These hospital member participants have identified approximately $696.4 million in additional savings as compared to their U.S. hospital peers not participating in the ASCEND Performance Group since its inception in 2009. For calendar year 2020, these member participants had approximately $20.4 billion in annual supply chain purchasing spend.
SURPASS® Performance Group. Our SURPASS Performance Group builds upon and complements our existing ASCEND Performance Group that drives even greater savings for members; at a correspondingly higher level of commitment. The SURPASS Performance Group brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. The SURPASS Performance Group utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2021, a core group of 19 members representing approximately 47,500 hospital beds participated in our SURPASS Performance Group. These hospital member participants have identified approximately $186.2 million in additional savings via their efforts in more than 150 categories. The SURPASS Performance Group has another 30 potential categories slated for the coming year as well as select initiatives related to utilization and standardization. For calendar year 2020, these member participants had approximately $10.0 billion in annual supply chain purchasing spend.
E-Commerce Platform. Our E-Commerce platform, STOCKDTM, is part of our multi-channel supply chain strategy. Initially focused on our Alternate Site providers, this program provides a public marketplace where providers and other customers can purchase from Premier GPO suppliers utilizing a user-friendly e-commerce platform as the foundation for more efficient integrated delivery system ordering platform. STOCKD’s growth has been driven by its ability to fulfill PPE needs of the alternate site marketplace. We expect several additional key suppliers to participate in this initiative over time as providers look to a more convenient and less arduous approach to supply chain purchasing.
PROVIDEGXTM Program. The PROVIDEGX program identifies high-quality supply sources for drugs that are on or may be at risk of being added to the national drug shortage list or that are vulnerable to pricing volatility. The PROVIDEGX program is the next step in our ongoing effort to help facilitate the availability of high-quality products, including drugs for which there may be supply challenges.
Performance Services
Our offerings in the performance services sector of the healthcare industry are primarily information technology analytics and workflow automation and consulting services. We are a leading provider of data and analytics technology and services to healthcare organizations and believe we are one of the largest clinical and cost analytics and consulting services businesses in the United States focused on healthcare providers, professional associations, pharmaceutical companies and device manufacturers. We are also expanding our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. Our SaaS-based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members and other customers, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value-based care. This segment also includes our technology-enabled performance improvement collaboratives, through which we convene members, design programs and facilitate, foster and advance the exchange of clinical, financial and operational data among our members to measure patient outcomes and determine best practices that drive clinical, financial and operational improvements. Our Performance Services segment includes our PREMIERCONNECT® technology offerings, Premier Applied Sciences®, consulting services, collaboratives, insurance management services, the Contigo Health® – direct to employer business and the RemitraTM – electronic invoicing and payables platform as follows:
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
PREMIERCONNECT Supply Chain & ERP. The PREMIERCONNECT Supply Chain & ERP domain enables health systems and providers to lower supply chain costs through leading supply chain management analytics, evidence-based purchasing, and innovative enterprise resource planning (“ERP”) workflow that drives efficiency and effectiveness throughout the entire procurement life cycle. This healthcare-only ERP solution also extends into accounts payable, general ledger and financial reporting.
PREMIERCONNECT Operations. The PREMIERCONNECT Operations domain enables health systems and providers to optimize labor management with integrated financial reporting and budgeting across the continuum of care. These applications integrate benchmarking and productivity data from acute, outpatient and ambulatory settings.
PREMIERCONNECT Enterprise Analytics. The PREMIERCONNECT Enterprise Analytics domain enables health systems and providers to leverage integrated analytics across all of Premier’s subject matter expertise. This solution includes integrating a member’s custom data into a hosted and integrated data warehouse and analytics platform. This solution provides data acquisition, management and governance capabilities for health systems and extends this capability to research, life sciences and value-based care programs.
PREMIERCONNECT Clinical Decision Support. The PREMIERCONNECT Clinical Decision Support domain enables integrated electronic health record workflow to help provide real-time, patient-specific best practices at the point of care.
Premier Applied Sciences®
Through Premier Applied Sciences, we use de-identified and aggregated data generated from what we believe to be the nation’s leading comprehensive database, representing over 20 years of data from more than 1,000 hospitals spanning multiple therapeutic areas. A research team including clinicians, epidemiologists, health economists, health services researchers, statisticians and other subject matter experts leverage the dataset to deliver real world evidence, in partnership with life science innovators. Studies, test methods, strategies and tools created can promote the adoption and integration of evidence-based practices to help improve outcomes and the quality and effectiveness of care.

Consulting Services:
Our consulting services seek to drive change and margin improvement, quality of care and patient safety, and prepare our members to succeed in a value-based care environment. We use an income statement method to address every area affecting the member’s bottom line, finding opportunities in both revenue enhancement and expense management. Our advisory services business leverages our technology platform to deliver margin improvement services at scale for our provider membership. Our consulting services offer expertise and performance improvement capabilities in the following areas: care coordination and physician engagement, clinical, financial and operational performance, facilities and capital asset management, organizational transformation, physician preference items (“PPI”), reform readiness assessment, clinical integration and value based care operations and analytics, purchased services assessment, revenue cycle management and recovery audit contractor (“RAC”) readiness, service line improvement, strategic and business planning and supply chain transformation.
We provide a data-driven approach and expertise to deliver targeted results in reducing costs, increasing margin and improving quality. Using various specialists and consultants, we provide wrap-around services for our major SaaS-based clinical analytics products and our GPO to enhance the member value from these programs. For example, our clinical performance partners provide U.S. hospitals with access to performance improvement and operational specialists. Using our informatics tools and applications, these clinical performance consultants mine data for improvement opportunities and then lead or assist with improvement projects in such areas as resource and operational assessments, process improvement, performance improvement monitoring, strategic planning and knowledge transfer for organizational change. U.S. hospitals contract for clinical, financial and/or operational performance partner support for a given number of days per month, with contracts typically lasting from less than a year to five years in duration.
Performance Improvement Collaboratives:
QUEST® Collaborative. Through our QUEST Collaborative, we work with our members to identify improvement opportunities and best practices and engage them to participate in performance improvement exercises using identified best practices, to collaborate to define performance goals and to use healthy competition to drive performance improvement. The QUEST Collaborative builds on the past success of our partnership with CMS in the Premier Hospital Quality Incentive Demonstration, a value-based purchase program through which CMS awarded bonus payments to U.S. hospitals for high quality in several clinical areas and reported quality data on its website. The QUEST Collaborative currently targets improvements in the following domains: evidence-based care, cost and efficiency of care, patient and family engagement, safety, mortality and appropriate U.S. hospital use and community health. In January 2020, we launched the QUEST 5.0 Collaborative which was expanded to include additional focus areas, and which will continue to operate for the next three years. As of June 30, 2021, there were more than 150 U.S. hospitals that have signed up for the QUEST 5.0 Collaborative and that are working together to utilize our SaaS-based clinical analytics products to develop highly standardized quality, safety and cost metrics. The QUEST Collaborative seeks to develop next-generation quality, safety and cost metrics with a consistency and standardization we do not believe exists elsewhere today. We believe that our members who participate in the QUEST Collaborative are better prepared to deal with evolving and uncertain healthcare reform requirements and, by improving in the domains referenced above, can earn Medicare incentives, avoid Medicare penalties and better manage reimbursement cuts.
Bundled Payment Collaborative. Our Bundled Payment Collaborative assists our members in their participation in the CMS Bundled Payments for Care Improvement Initiative, an initiative by which organizations enter into payment arrangements that include financial and performance accountability for episodes of care. Our Bundled Payment Collaborative offers ongoing analysis of our members’ Medicare Part A and Medicare Part B data, dashboards for managing bundled payment programs and gainsharing, in addition to providing knowledge, expertise, and best practices from experts and members. As of June 30, 2021, we had over 100 U.S. hospitals participating in our Bundled Payment Collaborative.
The Population Health Management Collaborative. Our Population Health Management Collaborative, or PHM Collaborative (the successor to our PACTTM-Partnership for Care Transformation Collaborative), is focused on helping members develop and implement effective models of care and payment for connected groups of providers who take responsibility for improving the health status, efficiency and experience of care (quality and satisfaction) for a defined population (i.e., accountable care organizations) and how to align this care redesign with new value-based payment arrangements. Our PHM Collaborative provides members with the opportunity to share value-based care and payment developmental strategies, programs, and other best practices. The PHM Collaborative provides valuable assistance and access to over 30 PHM subject matter experts to members in developing the tools necessary to manage the health of a population and to exchange knowledge with each other and with industry and government experts. As of June 30, 2021, we had 460 U.S. hospitals in 28 states participating in our PHM Collaborative.

Insurance Management Services: We provide insurance programs and services to assist U.S. hospital and healthcare system members with liability and benefits insurance services, along with risk management services. We design insurance programs and services for our members to improve their quality, patient safety and financial performance while lowering costs. We provide management services for American Excess Insurance Exchange, Risk Retention Group, a reciprocal risk retention group that provides excess hospital, professional, umbrella and general liability insurance to certain U.S. hospital and healthcare system members. We also negotiate the purchase of other insurance products from commercial insurance carriers on behalf of our members.
Contigo Health® – Direct to Employer Business: We provide full-service, member-focused, value-based care third party administrator services with focus on benefit plan administration, value-based care and the creation and management of innovative health benefit programs through our Centers of Excellence program.
RemitraTM – Electronic Invoicing and Payables Platform: With a core focus on the U.S. healthcare market, we provide health systems and suppliers cost management solutions with our cloud-based procure-to-pay technology designed to support greater efficiencies in the procurement process through automated purchasing and payment solutions.
Performance Services Realignment for Fiscal 2022
Our Performance Services segment seeks to optimize provider performance and accelerate industry innovation for better, smarter healthcare. Beginning in fiscal 2022, we are realigning our portfolio of offerings within our Performance Services segment to better align with our strategy for the segment going forward. We are rebranding a portion of the segment to better reflect our current product offerings and strategy to expand and incorporate artificial intelligence (“AI”) across our portfolio of solutions. This platform further enables connectivity and scale between providers, the life sciences industry and payors, including large employers, to help lower the cost and improve the quality of care. We believe we house one of the largest clinical, operational and financial datasets in the United States which enables actionable insight and real-world evidence needed to accelerate healthcare improvements. We currently incorporate AI into prior authorization between payors and providers and clinical intelligence through the decision support process which helps key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery. Using our data and scale, we seek to expand our AI capabilities, grow our overall portfolio of solutions and provide our members and customers with the technologically advanced products so they can provide better, smarter healthcare.
In connection with our realigned portfolio, our Performance Services segment will consist of three sub-brands: PINC AITM, RemitraTM and Contigo Health®. Each will serve different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. The following chart sets forth the realignment to our brand portfolio from fiscal 2021 to fiscal 2022.

Performance Services Segment Solutions
Fiscal 2022	Fiscal 2021
PINC AI	PREMIERCONNECT and associated capabilities
PINC AI	Premier Applied Sciences
PINC AI	Consulting Services
PINC AI	Performance Improvement Collaboratives
PINC AI	Insurance Management Services
Contigo Health	Contigo Health – Direct to Employer Business
Remitra	Remitra – Electronic Invoicing and Payables Platform
PINC AI:
With a broad provider network, advanced analytics, and the incorporation and desired expansion of AI-powered technology backed by our large dataset, we believe PINC AI has the ability to accelerate ingenuity in healthcare.
PINC AI helps optimize provider performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design and workflow solutions to hardwire sustainable change.
Clinical intelligence solutions help drive greater clinical effectiveness and efficiency across the care continuum by:
•Surfacing analytics and peer benchmarking on hard-to-find, high-value quality improvement areas, helping providers improve care delivery;

•Delivering real-time clinical surveillance to help providers drive faster, more informed decisions around patient safety, including ongoing infection prevention (like COVID-19), antimicrobial stewardship, and reduction of hospital acquired conditions;
•Using AI-enabled clinical decision support integrated into the provider workflow (EHR) to support evidence-based decisions by providers at the point of care;
•Operating the QUEST Collaborative, which works to develop quality, safety and cost metrics with a consistency and standardization. We believe participation in the QUEST Collaborative better prepares providers to deal with evolving and uncertain healthcare reform requirements and differentiate on care delivery in their markets; and
•Providing life sciences services through Premier Applied Science® for the development of research, real-world evidence and clinical trials innovation for medical device, diagnostic and pharmaceutical companies.
Margin improvement solutions help lower total costs and improve provider operating margins by:
•Surfacing analytics and peer benchmarking on hard-to-find, supply savings and workforce management opportunities that lower costs without impacting quality;
•Optimizing workforce management with integrated financial reporting and budgeting across the continuum of care;
•Providing savings through an enterprise resource planning solution built specifically for healthcare;
•Deploying consulting services to deliver clinically integrated, margin improvement transformation throughout a health system; and
•Providing insurance programs and services to assist U.S. hospital and healthcare system members with liability and benefits insurance services, along with risk management services to improve their quality, patient safety and financial performance while lowering costs.
Value-based care solutions help health systems implement effective models of care to succeed in new, value-based payment arrangements by:
•Surfacing analytics and peer benchmarking to help identify hard-to-find, population-based improvement opportunities necessary to take financial risk and succeed in value-based care;
•Optimizing and managing the Physician enterprise to rationalize medical group investment via revenue enhancement, cost reduction strategies and implementation of sustainable evidence-based practices; and
•Participating in the Population Health Management, Bundled Payment and Physician Enterprise Collaboratives, for the opportunity to share value-based care and payment developmental strategies, programs and best practices.
The data yielded through the PINC AI offerings is de-identified and aggregated in what we believe to be the nation’s leading comprehensive database, representing over 20 years of data from more than 1,000 hospitals spanning multiple therapeutic areas. A research team including clinicians, epidemiologists, health economists, health services researchers, statisticians and other subject matter experts leverage the dataset to deliver real world evidence, in partnership with Life Science innovators. Studies, test methods, strategies and tools created can promote the adoption and integration of evidence-based practices to help improve outcomes and the quality and effectiveness of care.
Contigo Health:
Contigo Health creates new ways for clinicians, health systems and employers to work together supporting a common goal for all stakeholders: to help increase access to high-quality care, enhance employee engagement, control costs and get employees back to work and life faster. Contigo Health delivers comprehensive services for optimizing employee health benefits, including:
•The Contigo Health Employer Centers of Excellence Network, which through partnerships with some of the nation’s top clinicians, helps to provide care through access to the highest quality outcomes for a bundled cost;
•The Contigo Health Sync Health Plan Administration which empowers self-funded employers with a flexible approach to employee benefits to help improve access to quality care, achieve cost savings and improve member satisfaction; and

•The Contigo Health Network, which is expected to provide health systems with the ability to sell and participate in employer-focused products.
Remitra:
We provide health systems and suppliers cost management solutions with our cloud-based procure-to-pay technology designed to support greater efficiencies in the procurement process through automated purchasing and payment solutions. Remitra’s supplier and provider networks are powered by a cloud-based procure to pay platform that uses optical character recognition (“OCR”) to automate invoicing and payables. Remitra seeks to streamline financial processes, reduce errors and fraud, unlock cost and labor efficiencies and become a leading electronic invoicing and payables platform for all of healthcare, agnostic of ERP, GPO or treasury partner.
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and other customers in connection with our GPO programs, fees from supply chain co-management and through product sales in connection with our direct sourcing activities. Our Performance Services segment has six main sources of revenue: (i) three- to five-year subscription agreements to our SaaS-based clinical analytics products, (ii) enterprise analytics licensing revenue, (iii) annual subscriptions to our performance improvement collaboratives, (iv) professional fees for our consulting services, (v) third party administrator fees for our Contigo Health – direct to employer business and (vi) fees from our Remitra – electronic invoicing and payables platform.
Supply Chain Services
Our GPO generates revenue through administrative fees received from contracted suppliers for a percentage of the purchase price of goods and services sold to members under negotiated supplier contracts. Pursuant to the terms of GPO participation agreements entered into by the members, our members currently receive revenue share primarily from Premier LP based upon purchasing by such member’s owned, leased, managed and affiliated facilities through our GPO supplier contracts.
The majority of our current GPO participation agreements with all of our members have terms that commenced in July 2020 and primarily range from five to seven years. Generally, our GPO participation agreements may not be terminated except for cause or in the event of a change of control of the GPO member. The GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier LP of the member’s decision not to renew. Our GPO participation agreements generally provide for liquidated damages in the event of a termination not otherwise permitted under the agreement. Due to competitive market conditions, we have experienced, and expect to continue to experience requests, at times, to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
In our supply chain co-management activities, we earn revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
In our direct sourcing activities, we earn revenue from product sales, including sales from aggregated purchases of certain products, as well as, in some cases, service or licensing fees. Products are sold to our members and other customers through direct shipment and distributor and wholesale channels. Products are also sold to regional medical-surgical distributors and other non-healthcare industries (i.e., foodservice). We have contracts with our members and other customers that buy products through our direct shipment option, which usually do not provide a guaranteed purchase or volume commitment requirement.
Performance Services
Performance Services revenue primarily consists of SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, third party administrator fees for Contigo Health – direct to employer business and customer fees for Remitra – electronic invoicing and payables platform.
SaaS-based clinical analytics products subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of the healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the license and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Revenue from performance improvement collaboratives and other service subscriptions that support our offerings in cost management, quality and safety and value-based care is recognized over the service period as the services are provided, which is generally one year.
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied. Fees are based either on the savings that are delivered or a fixed fee.
Third party administrator fees for the Contigo Health – direct to employer business consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Revenue from the Remitra – electronic invoicing and payables platform primarily consists of fees from customers who are participating in services such as electronic invoicing and tracking. Fees are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Revenue Concentration
Our customers consist of members and other healthcare businesses and non-healthcare businesses such as food service, schools and universities. Our top five customers generated revenue of approximately 28% and 14% of our consolidated net revenues for the years ended June 30, 2021 and 2020, respectively. Revenue generated from our largest customer, a non-healthcare customer in the Supply Chain Services segment, was approximately 15% of our consolidated net revenues for the fiscal year ended June 30, 2021. The significant increase in revenue concentration and revenue generated from our largest customer is due to the greater than normal purchases of products by such customer primarily as of result of the COVID-19 pandemic.
Other than the aforementioned customer, no customer accounted for more than 5% of our net revenue during the years ended June 30, 2021 and 2020.
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
Research and Development
Our research and development (“R&D”) expenditures primarily consist of our strategic investment in internally developed software to develop new and enhance existing SaaS-based clinical analytics products offerings and new product development in the areas of cost management, quality and safety and value-based care. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.

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
Through a combination of Governance, Risk and Compliance (GRC) resources, we (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to ensure that the appropriate risk management standards are met, (iii) ensure essential business functions remain available during a business disruption, and (iv) monitor and continually develop and update response plans to address potential weaknesses and IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations. We also maintain an operational security function that has a real time 24x7x365 response capability that triages incident management and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see “Item 1A. Risk Factors-We could suffer a loss of revenue and increased costs, exposure to material liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.”
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
The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors in this segment include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Cerner Corporation, Change Healthcare, Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc. and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc. The primary competitors for our Contigo Health business include AmeriBen, Meritan Health, UMR, WebTPA and Benefit and Risk Management Services for our third party administrative services product, and Carrum Health, Bridge Health, Edison Healthcare, AccessHope and MSK Direct for our Centers of Excellence product.
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
Affordable Care Act (ACA)
The ACA is a sweeping law that has spawned multiple regulatory measures designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law created of an innovation center to test and scale new APMs and ACOs. These programs are creating fundamental changes in the delivery of healthcare. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Ongoing uncertainty regarding implementation of certain aspects of the ACA makes it difficult to predict the impact the ACA or state law proposals may have on our business. While certain aspects of the ACA remain subject to uncertainty in implementation, in a shift from the ACA’s treatment under the previous administration, which sought to repeal the ACA and eliminate many of its key provision by any means possible, the Biden administration has promoted and expressed support for the ACA. Moreover, in June 2021, the U.S. Supreme Court dismissed the lack of standing a challenge to the ACA brought by the Trump administration and a group of state Attorneys General thereby leaving the ACA intact. The current administration has identified that it will seek to undo certain of the restrictions placed on the ACA under the previous administration, which may result in further changes to and re-broadening of formerly limited provisions. Any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business. We believe it is important to note that most of the controversy related to the ACA relates to coverage expansion and not the issues related to quality improvement and cost reduction.
U.S. Food and Drug Administration Regulation
The U.S. Food and Drug Administration (“FDA”) extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of medical devices. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:
•register our company and list our FDA-regulated products with the FDA;
•obtain pre-market approval establishing the safety and efficacy of our regulated products or clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;
•obtain an investigational device exemption (“IDE”) prior to conducting clinical trials with the regulated products;
•obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;
•submit to inspections by the FDA; and
•comply with various FDA regulations, including the agency’s quality system regulation, medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations or post-market studies, corrections and removal reporting regulations, and post-market surveillance regulations.
A new medical device must be cleared or approved by FDA through the premarket approval (“PMA”) or 510(k) clearance. For medical devices that require a PMA, clinical studies performed under an IDE will become part of a PMA for a medical device.
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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice (“GCP”) regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IDE, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Medical devices typically rely on one or a few pivotal studies. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (“IRB”). An IRB responsible for the research conducted at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.
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
Appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approving a PMA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with Current Good Manufacturing Practices (“GMP”) requirements and adequate to assure consistent production of the product within required specifications.
Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) (21 U.S.C. § 301 et seq.).
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
Medical Devices U.S. Review and Approval Processes
Unless an exemption applies, medical devices commercially distributed in the United States require either premarket notification, or 510(k) clearance, or approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (“General Controls”). Class II devices are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (“Special Controls”). Manufacturers of most Class II and some Class I devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. The submission of a 510(k) or PMA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

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
If the FDA issues an order declaring the device to be Not Substantially Equivalent (“NSE”), the device is placed into a Class III or PMA category. At that time, a manufacturer can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The request must be in writing and sent within 30 days from the receipt of the NSE determination. The request should include a description of the device, labeling for the device, reasons for the recommended classification and information to support the recommendation. The de novo process has a 60-day review period. If the FDA classifies the device into Class II, a company will then receive an approval order to market the device. This device type can then be used as a predicate device for future 510(k) submissions. However, if the FDA subsequently determines that the device will remain in the Class III category, the device cannot be marketed until the manufacturer has obtained an approved PMA.
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

Post-Approval Regulation of Medical Devices
After a product is placed on the market, numerous regulatory requirements continue to apply. In addition to the requirements below, adverse event reporting regulations require that manufacturers report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Additional regulatory requirements include:
•product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, validation, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label use or indication;
•clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared or approved devices;
•notice or approval of product or manufacturing process modifications or deviations that affect the safety or effectiveness of one of our cleared or approved devices;
•post-approval restrictions or conditions, including post-approval study commitments;
•post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;
•the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•regulations pertaining to voluntary recalls; and
•notices of corrections or removals.
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the U.S. Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal U.S. Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, manufacturers are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that the manufacturer modify our training or promotional materials or subject it to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in material fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
Failure by us or by our third-party manufacturers and suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusing to grant export approval for our products; or
•criminal prosecution.
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
False Claims Act. Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid or other governmental healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. A claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
Our self-funded health benefit plan and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members, we are a “business associate” of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into “business associate agreements” with our covered entity members. Such agreements must, among other things, provide adequate written assurances:
(i)as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,
(ii)that we will implement reasonable and appropriate administrative, organizational, physical and technical safeguards to protect such information from impermissible use or disclosure,
(iii)that we will enter into similar agreements with our agents and subcontractors that have access to the information,
(iv)that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information, and
(v)that we will assist the covered entity with certain of its duties under HIPAA.
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
Other Federal and State Laws. In addition to our obligations under HIPAA there are other federal laws that impose specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. Most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements, and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, or Human Immunodeficiency Virus, or HIV, status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
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
Health IT Certification Program
In 2009, Congress included in the American Recovery and Reinvestment Act a program to incentivize the adoption of health information technology by hospitals and ambulatory providers who participate in the Medicare and Medicaid programs. Congress further modified the incentive program for ambulatory providers under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Any developer of health information technology seeking to offer a product to assist hospitals or ambulatory health care providers to meet the requirements of these programs must obtain certification under the applicable certification criteria established by the Office of the National Coordinator for Health Information Technology (“ONC”). There are two types of certification for health information developers seeking to participate in the certification program: 1) certification to all the certification criteria required to meet the definition of a “2015 Edition Base EHR”; or 2) certification as a Health IT Module, meeting specific certification criteria. Meeting the certification criteria as a “2015 Edition Base EHR” allows a developer of health information technology to offer a product that has all the capabilities needed for a hospital or an ambulatory provider to meet the requirements of the health IT incentive programs. A Health IT Module provides a specific set of capabilities. Hospitals or ambulatory providers seeking to avoid potential payment reductions must either implement a 2015 Base EHR using a single product, or multiple Health IT Modules that together have all of the capabilities of a 2015 Base EHR.
We currently have two products that are certified as Health IT Modules. To retain our certification, we must: 1) meet applicable conditions of certification and maintenance of certification requirements established by ONC; 2) pass testing conducted by an ONC-Authorized Testing Laboratory pursuant to test procedures developed by ONC; and 3) obtain certification from an ONC-Authorized Certification Body. ONC’s conditions of certification and maintenance of certification requirements include communication restrictions that largely prevent us from limiting our customer's ability to communicate about the usability, interoperability, security or user experiences relating to our Health IT Modules. These regulations require us to review and modify current contract terms, or inform customers that offending contract terms we previously entered into are no longer effective. We are also required to develop and execute a real world testing plan, which would require us to demonstrate to our ONC-Authorized Certification Body that our Health IT Modules operate as designed when implemented in the field. Failure to properly implement these requirements could result in our two products losing their status as Health IT Modules, which could jeopardize the utility of the products for customers. We work closely with our selected ONC-Authorized Testing Laboratory and ONC-Authorized Certification Body to meet these and other requirements of Health IT Certification Program. We are unable to predict what changes to the certification program might be made in the future or how those changes could affect our business or the associated costs of compliance.

ERISA and Laws Impacting Employer Group Health Plans
Many of the clients we serve sponsor employer group health plans, which are subject to the Employee Retirement Income Security Act of 1974 (ERISA), the Internal Revenue Code, Medicare Secondary Payer statute, HIPAA privacy, and in some cases, state insurance laws. While compliance for these various rules falls on the employer-sponsor of the health plan, in some cases, compliance is delegated to a vendor, such as us. We protect ourselves from liability for these client health plans by virtue of contractual provisions insulating us from exposure and responsibility for the employer-sponsor's legal obligations.

Governmental Audits
Because we act as a GPO for healthcare providers that participate in governmental programs, our group purchasing services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and Medicaid standards and requirements. We will continue to respond to these government reviews and audits but cannot predict what the outcome of any future audits may be or whether the results of any audits could materially or negatively impact our business, our financial condition or results of operations.
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
Human Capital Management
Our employees are our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization, while sustaining an environment of anti-discrimination that ensures equal access to opportunities. To succeed in an ever-changing and competitive labor market, we have developed human capital management strategies, objectives and measures that drive recruitment and retention, support business performance, advance innovation, foster employee development and support our Mission — to improve the health of our communities, our Vision — to lead the transformation to high quality, cost effective healthcare, and our Values — integrity, passion for performance, innovation and a focus on people.
Our Mission, Vision and Values, together with our human capital strategies, objectives and measures, form a framework advanced through the following programs and initiatives:

Support Employees’ Financial, Health, and Social Well-Being
•Competitive, reasonable, and equitable compensation programs designed to align pay and performance and attract and retain employees who are passionate about our mission and exemplify our values.
•Annual and long-term incentives designed to drive business and individual achievement.
•Comprehensive, competitive, and innovate health and welfare and retirement benefits to support our employees’ physical and financial health.
•Employee Stock Purchase Plan and equity compensation to provide financial value, align employees’ interests with those of our shareholders and drive talent retention.
•Comprehensive well-being programs to support all aspects of employee well-being, including physical, emotional, financial and social health.
•Flexible time and time off programs.
•Social Responsibility Programs including paid Annual Volunteer Afternoon, volunteering hours and matching gifts to give back to the communities in which we serve.
Ensure Employee Health and Safety
•In response to the COVID-19 pandemic and related mitigation measures, implemented changes to protect our employees and members and to support health and safety.
•Substantially all employees have effectively worked remotely since March 2020 with increased access to enabling technology enhancing employee experience and connectedness in a virtual environment.
•Expanded employee well-being programs to support mental and physical health during an unprecedented time.
•Adopted changes to our benefit programs to allow for easier access to retirement funds as well as the ability to make more flexible changes to dependent care accounts.
Recognize Employees’ Performance and Contributions
•Premier Individual and Team Values Awards to recognize employees who best exemplify Premier’s core values.
•Susan D. DeVore President’s Award to recognize the significant career accomplishments of select employees.
•Shirley T. Wang Wellness Warrior Award to recognize employees’ commitment to and passion for well-being.
•Values in Action online portal to encourage employees in real time to publicly recognize and reward their peers for performance, innovation, focus on people and integrity.

Promote a Diverse, Equitable and Inclusive Workplace
•Council on Diversity, Equity, Inclusion and Belonging.
•Network of executive-sponsored, employee-led Employee Resource Groups (ERGs) designed to build community and foster belonging and advancement of business strategy and employee experience through sharing of diverse thought and perspective. Groups include W.O.M.E.N, Military Veterans, Black Professionals, LGBTQ+, Asian Employees, Latin, Asian Indian Professionals, Disabled Employees and Generations and their Allies groups. We also have a Field Services Advisory Council ERG comprised of employees dedicated to supporting our members.
•Regular and ongoing review of compensation equity.
•Mentoring and networking programs.
•Recruiting outreach to drive diverse representation within our communities.
•Continuous listening strategies including semi-annual People First employee engagement survey to seek feedback on a variety of topics to continuously improve our human resources programs, practices and employee experience.
Create Opportunities to Grow and Develop
•Comprehensive technology-enabled learning and development programs to foster connections, leadership competency and team and individual development.
•Leadership and Management development programs.
•Performance Management program including a formal, quarterly employee performance feedback cadence to drive high performance and reward excellence.
•Enterprise talent planning and career pathing.
•Tuition reimbursement program to support continuing education.
Company Recognition
•World’s Most Ethical Company by the Ethisphere Institute for the 14th consecutive year.
•2020 Golden Peacock Award for Global Excellence in Corporate Governance.
•Healthiest Employers of Charlotte by Charlotte Business Journal.
•2020 Healthiest 100 Workplaces in America (14th place).
•2020 Cigna Well-Being Award.
•LinkedIn’s 2021 Top Companies in Charlotte.

Employees
As of June 30, 2021, we employed approximately 2,600 people, all in the United States. We also engage contractors and consultants. Additionally, we regularly track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data and the engagement of our employees. None of our employees are working under a collective bargaining arrangement.
We conduct sales through our embedded field force, our dedicated national sales team, our Premier consultants, and our Alternate Site team, collectively comprised of approximately 600 employees as of June 30, 2021.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2021, our field force was deployed to five geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their alternate site membership.
Our national sales team provides national sales coverage for establishing initial member relationships and works with our field force to increase sales to existing members. Our regional sales teams are aligned with the five regions in our field force model.
Our Premier consulting team identifies and targets consulting engagements and wrap-around services for our major SaaS-based clinical analytics products and our GPO to enhance the member value from these programs.
Our Alternate Site team provides service to these classes of trade and serve a dual role of both enhancing contract penetration (selling current members additional contracts) as well as bringing on new providers to the program.
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
Except as specifically indicated otherwise, the information available on our website, the SEC’s website and the social media outlets identified above, is not and shall not be deemed a part of this Annual Report.

Item 1A. Risk Factors
Our business, operations, and financial position are subject to various risks. Before making an investment in our Class A common stock or other securities we may have outstanding from time to time, you should carefully consider the following risks, as well as the other information contained in this Annual Report. Any of the risks described below could materially harm our business, financial condition, results of operations and prospects, and as a result, the value of an investment in our Class A common stock or other securities we may have outstanding from time to time could decline, and you may lose part or all of such investment value. This section does not describe all risks that are or may become applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. Some statements in this Annual Report, including certain statements in the following risk factors, constitute forward-looking statements. See the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of such statements and their limitations. More detailed information concerning other risks or uncertainties we face, as well as the risk factors described below, is contained in other sections of this Annual Report.
Risk Factors Summary
The following is a summary of the risk factors that could adversely affect our Company and the value of an investment in our Company’s securities.
Risks Related to our Business Operations
•We may continue to face financial and operational uncertainty due to the COVID-19 pandemic, variants thereof, or other pandemics.
•We face risks related to competition and consolidation in the healthcare industry.
•We may experience delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected.
•The loss of one or more of our larger members could reduce activity levels or terminate or elect not to renew their contracts.
•The markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services may develop more slowly than we expect.
•Our members are highly dependent on payments from third-party payers, such as Medicare and Medicaid.
•We rely on administrative fees that we receive from GPO suppliers.
•Our growth may be affected by our ability to offer new and innovative products and services as well as our ability to maintain third-party provider and strategic alliances or enter into new alliances.
•We face risks and expenses related to future acquisition opportunities and integration of acquisitions, as well as risks associated with non-controlling investments in other businesses or joint ventures.
•We are subject to litigation from time to time.
•We rely on Internet infrastructure, bandwidth providers, data center providers and other third parties and face risks related to data loss or corruption and cyber-attacks or other data security breaches.
•We depend on our ability to use, disclose, de-identify or license data and to integrate third-party technologies.
•We face risks related to our use of “open source” software.
•We face risks associated with our reliance on contract manufacturing facilities located in various parts of the world.
•We may face inventory risk for (i) the personal protective equipment products we may purchase at elevated prices during a supply shortage, and (ii) items we purchase in bulk or pursuant to fixed price purchase commitments if we cannot sell such inventory at or above our cost.
•We depend on our ability to attract, hire, integrate and retain key personnel.
•We must adequately protect our intellectual property, and we face potential claims against our use of the intellectual property of third parties.
•We face tax risks, including potential sales and use, franchise and income tax liability in certain jurisdictions, future changes in tax laws and possible material tax disputes.
•We face risks related to our current and future indebtedness, including our existing long-term credit facility.
•We experience fluctuation in our quarterly cash flows, revenues and results of operations.

Regulatory Risks
•We are subject to changes and uncertainty in the political, economic and regulatory environment affecting healthcare organizations.
•We must comply with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, antitrust laws and regulations and privacy, security and breach notification laws.
•Certain of our software products may be subject to regulation regarding health information technology and medical devices.
Risks Related to our Corporate Structure
•Our holding company structure causes us to depend on distributions from Premier Healthcare Alliance, L.P.
•We are obligated to make payments under our Unit Exchange and Tax Receivable Acceleration Agreements, and we may not realize all of the expected tax benefits corresponding to the termination of our prior Tax Receivable Agreement.
•Provisions in our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of us.
•We are required to maintain an effective system of internal controls over financial reporting and remediate any material weaknesses and significant deficiencies identified.
•We face risks related to our Class A common stock, including potentially dilutive issuances and uncertainty regarding future dividend payments and stock repurchases.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Business Operations
Our financial condition and results of operations for fiscal year 2022 and beyond may continue to be materially and adversely affected by the coronavirus (“COVID-19”) pandemic, reoccurrences of COVID-19 or variants thereof, or similar pandemics, or other future widespread public health epidemics.
The COVID-19 pandemic spread throughout the United States and much of the rest of the world beginning in early 2020. In addition to those who were directly affected, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures.
As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face material risks including, but not limited to:
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand as a result of COVID-19. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 during 2020 and 2021. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities deferred elective procedures and routine medical visits during the crisis. This created a material decline in the demand for supplies and services not related to COVID-19 during 2020 and 2021 and such lower demand may continue into fiscal 2022 and beyond if COVID-19 vaccine programs are not as successful as anticipated or if COVID-19 variants become widespread. In addition, as a result of our members’ focus on managing the effects of COVID-19 on patients and their businesses, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members’ non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members' facilities and the resulting performance on contracts. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.

•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines have impacted and, in the future, may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. During the COVID-19 pandemic, we lost revenue when member healthcare systems chose to source products directly themselves rather than through our GPO when incumbent suppliers could not deliver products in a timely manner or at all. In the food service line, COVID-19 related illnesses impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by restrictions resulting from COVID-19, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, other customers and suppliers.
The ultimate impact of COVID-19, variants thereof, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, variants thereof, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this “Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 or variants thereof, could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the future.
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition.” The primary competitors for our Supply Chain Services segment are other national and regional GPOs, including in certain cases GPOs owned by healthcare providers, distributors and wholesalers. Our direct sourcing activities compete primarily with private label offerings and programs, product manufacturers and distributors. The competitors in our Performance Services segment range from smaller niche companies to large, well-financed and technologically sophisticated entities, and include information technology providers and consulting and outsourcing firms. The primary competitors for our direct to employer and Centers of Excellence products offering through Contigo Health are smaller niche and larger well-financed healthcare and insurance companies.
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
We also compete on the basis of price in both of our segments. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members, and increased revenue share obligations to members. In our Supply Chain Services segment, competitive pressure is likely to result in increases in revenue share obligations, some of which may be material, particularly as our current GPO participation agreements approach renewal or if a member undergoes a change of control that triggers a termination right, or as new GPO members join our GPO programs. Material increases in revenue share obligations to existing or new GPO members could adversely impact our business, financial condition and results of operations. In this competitive environment, we cannot be certain that we will be able to retain our current GPO members or expand our member base on historical terms, favorable terms or at all, and the failure to do so may adversely impact our business, financial condition and results of operations. Furthermore, if pricing on our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be adversely affected.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to force additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members' organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and non-acute care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or hospital system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate materially increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.

We may experience material delays in recognizing revenue or increasing revenue, or be required to reverse prior revenue recognition, if the sales cycle or implementation period with potential new members takes longer than anticipated or our related project estimates are not accurate.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers and to increase the number of our products and services utilized by existing members. The evaluation and purchasing process is often lengthy and involves material technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our ability to recognize revenue from the sale of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we are required to use estimates to determine revenue recognition for performance-based consulting engagements. These estimates are based on a number of inputs from management regarding project timing, milestone and goal achievement and expected completion dates, each of which may change during the course of the engagement and could result in either delayed revenue recognition or revenue reversals resulting in out of period revenue adjustments, which could have a material adverse effect on our results of operations. In addition, changes in accounting standards that impact revenue recognition could adversely impact our ability to recognize revenue consistent with our historical practices and could have a material adverse effect on our business, financial condition and results of operations.
If members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
We have GPO participation agreements with all of our GPO members. Our GPO participation agreements may generally be terminated for cause or in the event of a change of control of the GPO member. In addition, the GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier LP of the member’s decision not to renew. Although we renewed most of our then existing GPO participation agreements primarily for terms of five to seven years at the beginning of fiscal 2021, there can be no assurance that our GPO members will extend or renew their GPO participation agreements on the same or similar economic terms at the end of the term of the agreement, or at all, or that the GPO members will not terminate their GPO participation agreements for cause or due to a change of control. Failure of our GPO members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.
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
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of both us and Premier LP. As a result of our restructuring in August 2020, our member-owners equity holdings in Premier LP were canceled and converted into shares of our Class A common stock which is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.” Furthermore, former member-owners who received shares of our Class A common stock as part of the restructuring are free to sell those shares at any time. Any material reduction in our member-owners’ equity holdings in us could result in reduced alignment between us and such member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.

We derive a material portion of our revenues from our largest members and certain other customers and the sudden loss of one or more of these members or customers could materially and adversely affect our business, financial condition and results of operations.
Our top five customers generated revenue of approximately 28% and 14% of our consolidated net revenues for the fiscal years ended June 30, 2021 and 2020. Revenue generated from our largest customer, driven primarily by COVID-19-related purchasing, was approximately 15% of our consolidated net revenues for the fiscal year ended June 30, 2021. No member or other customer accounted for more than 5% of our net revenue during the year ended June 30, 2020. The sudden loss of any material customer or a number of smaller customers that are participants in our group purchasing programs, or utilize any of our programs or services, or a material change in revenue share or other economic terms we have with such customers could materially and adversely affect our business, financial condition and results of operations.
The markets for our clinical analytics products and services that are SaaS- or licensed-based may develop more slowly than we expect, which could adversely affect our revenue and our ability to maintain or increase our profitability.
Our success will depend on the willingness of existing and potential new members to increase their use of our clinical analytics products and services that are SaaS- or licensed-based. Fluctuating member demand for SaaS- or license-based products that materially alter our mix of SaaS- and licensed-based product sales can result in volatility of revenue in any given year which could materially adversely affect our business, financial condition and results of operations. Furthermore, many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services. Furthermore, some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would materially adversely affect our business, financial condition and results of operations.
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
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology and member needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest material resources in research and development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that members and potential new members will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing members and be unable to obtain new members and our results of operations may suffer.
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
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms and acquired assets or businesses may not be successfully integrated into our operations or provide anticipated financial or operational benefits. Any acquisitions we complete will involve risks commonly encountered in acquisitions of businesses. Such risks include, among other things:
•failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner, which can be exacerbated by pandemics, such as COVID-19;
•failure of a selling party to produce all material information during the pre-acquisition due diligence process, or to meet their obligations under post-acquisition agreements;
•potential liabilities of or claims against an acquired company or its assets, some of which may not become known until after the acquisition;
•an acquired company's lack of compliance with laws and governmental rules and regulations, and the related costs and expenses necessary to bring such company into compliance;
•an acquired company's general information technology controls or their legacy third-party providers may not be sufficient to prevent unauthorized access or transactions, cyber-attacks or other data security breaches;
•managing the potential disruption to our ongoing business;
•distracting management focus from our existing core businesses;
•encountering difficulties in identifying and acquiring products, technologies, or businesses that will help us execute our business strategy;
•entering new markets in which we have little to no experience;

•impairing relationships with employees, members, and strategic partners;
•failing to implement or remediate controls, procedures and policies appropriate for a public company at acquired companies lacking such financial, disclosure or other controls, procedures and policies, potentially resulting in a material weakness in our internal controls over financial reporting;
•unanticipated changes in market or industry practices that adversely impact our strategic and financial expectations of an acquired company, assets or business and require us to write-off or dispose of such acquired company, assets, or business;
•the amortization of purchased intangible assets;
•incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to the failure of certain acquisitions to realize expected benefits; and
•diluting the share value and voting power of existing stockholders.
In addition, anticipated benefits of our previous and future acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, material exit costs, contingent liabilities or amortization expenses, impairments or write-offs of goodwill and other intangible assets, any of which could harm our business, financial condition and results of operations. In addition, expenses associated with potential acquisitions, including, among others, due diligence costs, legal, accounting, technology and financial advisory fees, travel and internal resources utilization, can be material. These expenses may be incurred regardless of whether any potential acquisition is completed. In instances where acquisitions are not ultimately completed, these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.
Numerous potential acquisition targets that had previously expressed an interest in commencing strategic discussions with us prior to or early into the COVID-19 pandemic delayed or deferred indefinitely their exploration of strategic alternatives. Our ability to execute our growth strategy may be materially impacted if COVID-19 variants or future pandemics materially reduce the number of target companies willing to evaluate strategic alternatives and start a process for the sale of part or all of their equity or assets.
Our business and growth strategies also include non-controlling investments in other businesses and joint ventures. In the event the companies or joint ventures we invest in do not perform as well as expected, we could experience the loss of some or all of the value of our investment, which loss could adversely impact our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. Occasionally, current and future investments are, and will be, made on a non-controlling basis, in which case we have limited ability to influence the financial or business operations of the companies in which we invest. To the extent we invest in a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment. We have in the past and may in the future be required to write down or write off our investment or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items and not have a material impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock.
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
Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law, and derivative or other similar litigation that can be expensive, divert human and financial capital to less productive uses, and benefit a limited number of stockholders rather than stockholders at large. Our 2020 restructuring resulted in (i) the announcement of several investigations by private law firms of possible securities law violations and (ii) stockholder inspection demands seeking to investigate possible securities law violations and breaches of fiduciary duties. In the event any of these matters become formal litigation or ultimately result in an adverse judgment, we may experience an adverse impact on our financial condition, results of operations or stock price.

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

We may become subject to additional litigation or governmental investigations in the future. These claims may result in material defense costs or may compel us to pay material fines, judgments or settlements, which, if uninsured, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, certain litigation matters could adversely impact our commercial reputation, which is critical for attracting and retaining customers, suppliers and member participation in our GPO programs. Further, stockholder and other litigation may result in adverse investor perception of our company, negatively impact our stock price and increase our cost of capital.
We rely on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems, including from a cyber or other catastrophic event, could expose us to litigation and negatively impact our relationships with users, adversely affecting our brand, our business and our financial performance.
Our ability to deliver our Performance Services segment products, as well as operate our e-commerce business, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone, Wi-Fi, facsimile and pager systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We have also migrated some of our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a material cyber-attack or catastrophic event with respect to one or more of these providers, systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, and other natural disasters;
•communications failures;
•software and hardware errors, failures, and crashes;
•cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs;
•security breaches and computer viruses and similar disruptive problems; and
•other potential interruptions.
Any disruption in the network access, telecommunications or co-location services provided by our third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could materially harm our business. We exercise limited control over these third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and financial performance and could expose us to third-party liabilities, some of which may not be adequately insured.
Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers may adversely affect our reputation and relationships with existing members, which could have a negative impact on our business, financial condition and results of operations.
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as material. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may be discovered in the future. Any defects or errors could expose us to risk of liability to members and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or member satisfaction with our products and services or cause harm to our reputation.

Furthermore, our members might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur material costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to material member relations problems.
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
If our cyber and other security measures are breached or fail and unauthorized access to a member’s data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur material liabilities.
Our services involve the web-based storage and transmission of members’ proprietary information, personal information of employees and protected health information of patients. From time to time we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties and fines for violation of applicable laws or regulations and material costs for notification to affected individuals, remediation and efforts to prevent future occurrences.
In addition to our cyber and other security measures, we rely upon our members as users of our system for key activities to promote security of the system and the data within it. On occasion, our members have failed to perform these activities. Failure of members to perform these activities may result in claims against us that could expose us to material expense and harm our reputation. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. In addition, although our development infrastructure is based in the United States, we outsource development work for a portion of our products and services to persons outside the United States, particularly India. We cannot guarantee that the cyber and other security measures and regulatory environment of our foreign partners are as robust as in the United States. Any breach of our security by our members or foreign partners could have a material adverse effect on our business, financial condition and results of operations.
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
We could suffer a loss of revenue and increased costs, exposure to material liability, reputational harm, and other serious negative consequences if we are subject to cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.
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
We expend material capital to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach to mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of personal or patient data and protected health information stored in our information systems and the introduction of computer viruses, worms, malware, ransomware and other malicious software programs to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential members.
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
The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations or litigation regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours. If an author or other party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur material legal costs defending ourselves against such allegations and could be subject to material damages.
Our direct sourcing activities depend on contract manufacturing facilities located in various parts of the world, and any physical, financial, regulatory, environmental, labor or operational disruption or product quality issues could result in a reduction in sales volumes, the incurrence of substantial expenditures and the loss of product availability.
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in Bangladesh, Cambodia, China, Malaysia, Poland, Taiwan, Thailand, Turkey and Vietnam. Operations at and securing products from these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, power conservation/shortages, an earthquake, hurricane, flood, tsunami or other natural disaster, material labor strikes or work stoppages, government implementation of export limitations or freezes, port or other shipping delays, political unrest or pandemics, such as COVID-19. We are also subject to some of these risks with manufacturers we contract with in the United States. Any material curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to material fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
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
In March 2021, the U.S. Customs and Border Patrol (“CBP”) issued a finding that relates to one of our contracted sources for gloves manufactured in Malaysia for an alleged violation of U.S. law prohibiting the importation of merchandise manufactured or produced, wholly or in part, by forced or child labor. The disposable gloves covered by the CBP finding were subject to seizure upon arrival at a U.S. port of entry, and certain of the shipments from the impacted manufacturer were designated for us. While we are working with CBP to resolve issues that are impeding our ability to receive the product, there is no assurance that we will ultimately receive the impacted product. Although we have secured alternative product to avoid supply disruption at this time, there is no assurance that we would be able to secure alternate product at reasonable prices or at all in the future should this occur again. Validation of our direct sourcing suppliers around the world can be challenging and our vetting process may not eliminate all associated risks, particularly since the information shared is largely dependent on the supplier level of transparency. If one or more of the manufacturing facilities we contract with engage in business practices in violation of our standards or applicable laws, we could experience damage to our reputation and suffer an adverse impact our business, results of operations and reputation.

We may have inventory risk for (i) the PPE product inventory we purchase at elevated market prices, and (ii) items we purchase in bulk or pursuant to fixed price purchase commitments if we are unable to sell such inventory at or above our cost. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.
As part of our efforts to satisfy PPE demands of our GPO members during the COVID-19 pandemic, we purchased PPE product inventory in forward buys at then current global market prices, which were elevated due to the volatility of global market prices for PPE products. In addition, as we strive to create a healthier global supply chain with more diversification in country of origin, including a focus on supporting PPE and medical product manufacturing in the United States with our domestic sourcing initiative, we may source more of our products from US-based or near shore manufacturers which may come at a higher acquisition cost than sourcing from Asia or other lower cost countries. From time to time, we also purchase other items as part of bulk purchases to resell to our members. If we are unable to sell the PPE or other products for more than our inventory cost, we could experience a material adverse effect on our business, financial condition and results of operations. In addition, if our GPO members are unwilling to pay higher prices for products made in the United States, or if they choose to buy lower cost products manufactured in lower cost countries, now or in the future, this may impact our customer growth and results of operations if we have to lower prices to compete or sell our higher-cost inventory.
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

In addition, we could be subject to claims of intellectual property infringement, misappropriation or other intellectual property violations as our applications' functionalities overlap with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property used in the conduct of our business or acquired by us. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Such claims also might require indemnification of our members at material expense.
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
Rules and regulations applicable to sales and use tax vary materially by tax jurisdiction. In addition, the applicability of these rules given the nature of our products and services is subject to change.
We may lose sales or incur material costs should various tax jurisdictions be successful in imposing sales and use taxes on a broader range of products and services than those currently so taxed, including products and services sold online. A successful assertion by one or more taxing authorities that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past and future sales, decrease our ability to compete and otherwise harm our business.
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
Continued economic and political conditions in the United States could result in changes in U.S. tax laws beyond those enacted in connection with the TCJA on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) on March 27, 2020. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our tax receivable agreement (“TRA”), deferred tax assets, results of operations, cash flows and profitability.
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
We may need to raise additional funds in order to, among other things:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing products and services;
•fund strategic relationships;
•respond to competitive pressures; and
•acquire complementary businesses, assets, technologies, products or services.
Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be materially limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders. The issuance of these securities may cause a material decrease in the trading price of our Class A common stock or the value of your investment in us.
If we cannot refinance or replace our existing credit facility at maturity, it could have a material adverse effect on our ability to fund our ongoing cash requirements. Current or future indebtedness could adversely affect our business and our liquidity position.
We have a five-year $1 billion unsecured revolving credit facility. The credit facility also provides us the ability to incur incremental term loans and request an increase in the revolving commitments under the credit facility, up to an additional aggregate of $350.0 million, subject to the approval of the lenders under the credit facility. As of June 30, 2021, we had $75.0 million outstanding under this credit facility. Our current credit facility matures on November 9, 2023 and any outstanding indebtedness would be payable on or before that date. If we are not able to refinance or replace our existing credit facility at or before maturity or do so on acceptable terms, it would have a material adverse effect on our ability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then existing or future stock repurchase programs, if any.
Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:
•make it difficult for us to satisfy our obligations, including making interest payments on our other debt obligations;
•limit our ability to obtain additional financing to operate our business;
•require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;
•limit our flexibility to execute our business strategy and plan for and react to changes in our business and the healthcare industry;
•place us at a competitive disadvantage relative to some of our competitors that have less debt than us;
•limit our ability to pursue acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.
The occurrence of any one of these events could cause us to incur increased borrowing costs and thus have a material adverse effect on our cost of capital, business, financial condition and results of operations or cause a material decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.
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
Fluctuations in our quarterly results of operations may be due to a number of factors, some of which are not within our control, including:
•our ability to offer new and innovative products and services;
•regulatory changes, including changes in healthcare laws;
•unforeseen legal expenses, including litigation and settlement costs;
•the purchasing and budgeting cycles of our members;
•the lengthy sales cycles for our products and services, which may cause material delays in generating revenues or an inability to generate revenues;
•pricing pressures with respect to our future sales;
•the timing and success of new product and service offerings by us or by our competitors;
•the timing of enterprise license agreements;
•member decisions regarding renewal or termination of their contracts, especially those involving our larger member relationships;
•the amount and timing of costs related to the maintenance and expansion of our business, operations and infrastructure;
•the amount and timing of costs related to the development, adaptation, acquisition, or integration of acquired technologies or businesses;
•the financial condition of our current and potential new members;
•general economic and market conditions and economic conditions specific to the healthcare industry; and
•the impact of COVID-19 and future pandemics on the economy and healthcare industry.
Our quarterly results of operations may vary materially in the future and period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of the Class A common stock could decline substantially. In addition, any adverse impacts on the Class A common stock may harm the overall reputation of our organization, cause us to lose members and impact our ability to raise additional capital in the future.
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
In March 2010, President Barack Obama signed into law the ACA. The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. The ACA set the industry moving in a clear direction on access to health insurance, payment, quality and cost management.

With the election of President Joe Biden, as well as a recent U.S. Supreme Court decision to uphold the ACA, there appears to be greater certainty and a continuation of the policies and directions set forth in the ACA. While these developments will create greater certainty regarding the continued existence of the ACA and its reforms to the health insurance and healthcare market, healthcare will continue to be a highly partisan and contentious area. This environment is creating risks for healthcare providers and our business that could adversely affect our business and financial performance.
If we fail to comply with complex federal and state laws governing financial relationships among healthcare providers and submission of false or fraudulent claims to government healthcare programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Anti-Kickback Regulations
We are subject to federal and state laws and regulations designed to protect patients, government healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. From time to time, we and others in the healthcare industry have received inquiries or requests to produce documents in connection with such activities. We could be required to expend material time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could materially harm our business, financial performance and financial condition.
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
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after January 15, 2021 are from $11,803 to $23,607 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
ERISA Regulatory Compliance
As a threshold matter, the obligation for compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Code (the “Code”), the ACA, the Heath Insurance Portability and Accountability Act (together with its amendments related to the Health Information Technology for Economic and Clinical Health Act, “HIPAA”), the Mental Health Parity and Addiction Equity Act, the Newborns’ and Mothers’ Health Protection Act, the Women's Health and Cancer Rights Act, the Consolidated Omnibus Budget Reconciliation Act, the Genetic Information Nondiscrimination Act, and other similar laws governing self-funded group health plans (collectively “Employee Benefit Laws”) generally rests with our clients to whom we provide third party administrative services (TPA) services). That is, employers/clients that sponsor group health plans generally bear this Employee Benefit Law compliance obligation, rather than entities, like us, that provide TPA services related to the group health plans.  In certain cases, however, TPAs to ERISA plans can become “co-fiduciaries” with their clients and, therefore, can be liable for ERISA compliance in a limited capacity.  We could become a co-fiduciary either by (1) contractually obligating us to be an ERISA fiduciary or (2) by acting as an ERISA fiduciary based on functions performed.  Under ERISA, fiduciary status flows from actions, and TPAs who exercise any discretion over plan administration or exercise any discretion over plan funds are often held to be “functional fiduciaries” with respect to (and limited to) the functions performed that trigger fiduciary status.
We undertake no express liability under ERISA for our clients’ ERISA-governed plans in our template contracts. However, deviations from the template contained in final contracts from this standard language could subject us to liability for breaches of fiduciary duty under ERISA (and related claims, such as ERISA prohibited transactions).
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
If we are found to be in violation of the antitrust laws, we could be subject to civil and criminal penalties or damages. The occurrence of any of these events could materially harm our business, financial condition and results of operations.
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
Our self-funded health benefit plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” Most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members and accordingly, we are a “business associate” of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act of 2009 and Omnibus Rule in March 2013, the privacy and security requirements of HIPAA were modified and expanded, including further restrictions on the disclosure of protected health information by business associates of covered entities in certain cases when the disclosure is part of a remunerated transaction, and establishment of the HIPAA Breach Notification Rule, which creates a rebuttable presumption that any acquisition, access, use or disclosure of protected health information not permitted under the Privacy Rule requires notice to affected patients/beneficiaries and HHS.
Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks, damage our reputation and adversely affect demand for our products and services and force us to expend material capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.
In addition to our obligations under HIPAA, there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving personal health information, which is not uniformly defined amongst the breach notification laws. Organizations must review each state’s definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general in many states, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
On June 28, 2018, California passed the California Consumer Privacy Act (“CCPA”), which imposes material changes in data privacy regulation in response to consumer demand for better protection of personal data and privacy. CCPA imposes consumer protections that are comparable to the European Union’s General Data Protection Regulation (“GDPR”) and took effect on January 1, 2020.  In the wake of the CCPA’s passage, approximately 22 other states have either introduced, proposed or passed similar privacy legislation. Virginia was the second state to create sweeping consumer data privacy protections through the passage of the Consumer Data Protection Act (“CDPA”) which will go into effect on January 1, 2023. On June 8, 2021, Colorado passed the Colorado Privacy Act (“CPA”) which will go into effect on July 1, 2023. These consumer data privacy laws are similar in nature while maintaining specific unique requirements and definitions that require close analysis and application of each law to our business practices and related data protections. Similar proposals are also being considered at the federal level. The CCPA, the most stringent of the state privacy laws, applies to a wide range of businesses that handle Californians’ personal information and is not limited in scope to entities that have physical operations in California.  It applies to for-profit entities “doing business” in the state that either: (i) have a gross annual revenue in excess of $25 million; or (ii) annually buy, receive for commercial purposes, sell or share for commercial purposes personal information of 50,000 or more California consumers, households or devices; or, (iii) derive 50% or more of their annual revenues from selling California consumers’ personal information.  CCPA broadens the definition of personal information to include data elements not previously considered under any U.S. law, and we believe that we have taken the steps necessary to comply with new requirements governing the collection, use and sharing of personal information, including updating the disclosures in our privacy notices, establishing processes for responding to consumer rights requests, observing restrictions on data monetization practices, revisiting relationships and, where necessary, revising our agreements with vendors that handle personal information on our behalf. Violations of the CCPA are subject to enforcement by the California Attorney General’s office, which can seek civil penalties of $2,500 for each violation or $7,500 for each intentional violation after notice and a 30-day opportunity to cure have been provided. Enforcement activities under the CCPA by the Attorney General became effective July 1, 2020.
The implementation of GDPR on May 25, 2018, a regulation in European Union (“EU”) law on data protection and privacy for all individuals within the EU and the European Economic Area (“EEA”), can affect our obligations on the receipt, storage and use of personally identifiable information (Personal Data) attributed to individuals residing in the EU and EEA. GDPR applies to all enterprises, regardless of location, that are doing business in the EU, or that collect and analyze data tied to EU and EEA residents in connection with goods/services offered to such individuals. Some of our products and solutions are accessible internationally and such services collect Personal Data attributed to EU and EEA individuals when they engage in the use of our products and solutions. GDPR requires stringent technical and security controls surrounding the storage, use and disclosure of Personal Data, including the right to revoke consent to use, maintain, share or identify the individual through their Personal Data. GDPR is a regulation, not a directive; therefore, it does not require national governments to pass any enabling legislation and is directly binding and applicable. Sanctions under GDPR for violations of certain provisions range from a warning in writing to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year for that organization, whichever is greater.
We are unable to predict what changes to HIPAA, the GDPR, the CCPA, CDP, CPA or other federal or state laws or regulations might be made in the future or how those changes could affect the demand for our products and services, our business or the associated costs of compliance.
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
On May 1, 2020, the Office of the National Coordinator (“ONC”) for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act (“ONC Rules”) to impose new conditions to obtaining and maintaining certification of certified health information technology and prohibit certain actors - developers of certified health information technology, health information networks, health information exchanges and health care providers - from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. The information subject to the information blocking restrictions is limited to electronic individually identifiable health information identified by the data elements represented in the USCDI standard to the extent that it would be included in a designated record set.
Under the ONC Rules, we are is considered a “health IT developer” because of the government certifications we hold in our TheraDoc and eCQM solutions. As such, we have evaluated and assessed the applicability of the ONC Rules to our TheraDoc and eCQM solutions, and we have determined that the ONC Rules currently do not apply to the data we hold on TheraDoc and

eCQM are not part of a designated record set. Further, our customers contractually agree that the data that we maintain and process on behalf of our customers does not qualify as a designated record set. We will continue to assess our products and services to discern whether or not they fall under the purview of the ONC Rules. On April 24, 2020, the HHS Office of Inspector General published a proposed rule to incorporate its new civil monetary penalty authority for activities that constitute information blocking. When finalized, the HHS Office of Inspector General may impose information blocking penalties against developers of certified health information technology, health information networks or health information exchanges of up to $1 million per violation. The HHS Office of Inspector General proposed that its civil monetary penalty authority for information blocking begin 60 days after it issues a final rule and has indicated that it intends to issue a final rule in September 2021. Any application of ONC Rules or similar regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for our solutions, and making it uneconomical to offer some products.
If we become subject to regulation by the Food and Drug Administration because the functionality in one or more of our software applications causes the software to be regulated as a medical device, our financial results may be adversely impacted due to increased operating costs or delayed commercialization of regulated software products.
The Food and Drug Administration (“FDA”) has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:
•register our company and list our FDA-regulated products with the FDA;
•obtain pre-market clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;
•obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;
•submit to inspections by the FDA; and
•comply with various FDA regulations, including the agency's quality system regulation, medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations, corrections and removal reporting regulations, and post-market surveillance regulations.
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
Risks Related to Our Structure
Premier, Inc. is a holding company with no material business operations of its own, and it depends on distributions from Premier LP to pay taxes, pay any cash dividends, if declared, and make share repurchases of our Class A common stock, if approved.
Premier, Inc. is a holding company with no material operations of its own, and it currently has no independent ability to generate revenue. Consequently, Premier, Inc.’s ability to obtain operating funds currently depends upon distributions from Premier LP to Premier GP and then from Premier GP to Premier, Inc. In accordance with the LP Agreement, subject to applicable laws and regulations and the terms of Premier LP’s financing agreements, Premier GP causes Premier LP to make quarterly distributions to Premier GP to facilitate the payment of taxes, as may be required. Premier GP distributes any amounts it receives from Premier LP to Premier, Inc., and Premier, Inc. uses such amounts to pay applicable taxes. In addition, pursuant to our GPO participation agreements, Premier LP has contractual revenue share obligations to GPO members, which reduces the amount of funds available for Premier LP to distribute to Premier, Inc. A material increase in such contractual revenue share obligations could materially impact the funds available for distribution to Premier, Inc. from Premier LP.
To the extent that Premier, Inc. needs funds and Premier LP is restricted from making distributions under applicable law or regulation or under the terms of our unsecured revolving credit facility or is otherwise unable to provide such funds, Premier, Inc.’s liquidity and financial condition could be materially and adversely affected. In addition, our ability to pay future cash dividends, if any, or purchase Class A common shares under any then existing share repurchase program is dependent on Premier LP’s ability to make distributions to Premier, Inc. Furthermore, the declaration and payment of future dividends by us, if any, or the decision to make any Class A common share repurchases will be at the discretion of our Board of Directors and will depend on, among other things, financial results and cash flows from Premier LP’s operations, our strategic plans and such other factors as our Board of Directors considers relevant. In addition, Premier LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited partnership (with certain exceptions) exceed the fair value of its assets.
Payments required under the Unit Exchange and Tax Receivable Acceleration Agreements will reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the expected tax benefits that correspond to our fixed payment obligations associated with the acceleration of our TRA.
We entered into Unit Exchange and Tax Receivable Acceleration Agreements, effective as of July 1, 2020 (the “Unit Exchange Agreements”), with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the TRA upon payment to the member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we are obligated to pay our member-owners approximately $473.5 million in aggregate. Of that amount, an aggregate of $410.7 million remains payable in equal quarterly installments through the quarter ending June 30, 2025. Due to the payments required under the Unit Exchange Agreements, our overall cash flow and discretionary funds will be reduced, which may limit our ability to execute our business strategies or deploy capital for preferred use. In addition, if we do not have available capital on hand or access to adequate funds to make these required payments, our financial condition would be materially adversely impacted.
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
Provisions contained in our certificate of incorporation and bylaws and provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
•divide our Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;
•authorize our Board of Directors to issue “blank check” preferred stock in order to increase the aggregate number of outstanding shares of capital stock and thereby make a takeover more difficult and expensive;
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•do not permit stockholders to take action by written consent;
•provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chair of our Board or the chief executive officer;
•require advance notice to be given by stockholders of any stockholder proposals or director nominees;
•require a super-majority vote of the stockholders to amend our certificate of incorporation; and
•allow our Board of Directors to make, alter or repeal our bylaws but only allow stockholders to amend our bylaws upon the approval of 66 2/3% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote.
In addition, we are subject to the provisions of Section 203 of the DGCL which limits, subject to certain exceptions, the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation’s outstanding voting securities or certain affiliated persons.
These restrictions could limit stockholder value by impeding the sale of our company and discouraging potential takeover attempts that might otherwise be financially beneficial to our stockholders.

Risks Related to Our Class A Common Stock
If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, we may determine that our prior financial statements are not reliable, or we may be required to expend material financial and personnel resources to remediate any weaknesses, any of which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Maintaining effective internal controls has been and will continue to be costly and may divert management’s attention.
We have identified material weaknesses in our internal controls over financial reporting in the past. Our future evaluation of our internal controls over financial reporting may identify additional material weaknesses that may cause us to (i) be unable to report our financial information on a timely basis or (ii) determine that our previously issued financial statements should no longer be relied upon because of a material error in such financial statements, and thereby result in adverse regulatory consequences, including sanctions by the SEC, violations of NASDAQ listing rules or stockholder litigation. In the event that we identify a material weakness in our internal control over financial reporting, we may need to amend previously reported financial statements and will be required to implement a remediation plan to address the identified weakness, which will likely result in our expending material financial and personnel resources to remediate the identified weakness. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
There can be no assurance we will pay dividends on our Class A common stock at current levels or at all, and failure to pay any such dividends could have a material adverse impact on our stock price and your investment in Premier.
In September 2020, we implemented a quarterly cash dividend on our Class A common stock. The continued payment of dividends and the rate of any such dividends will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated capital requirements and cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. If we cease paying dividends, we could experience a material adverse impact on our stock price and your investment may materially decline, and as a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.
Our future issuance of common stock, preferred stock, limited partnership units or debt securities could have a dilutive effect on our common stockholders and adversely affect the market value of our Class A common stock.
In the future, we could issue a material number of shares of Class A common stock, which could dilute our existing stockholders materially and have a material adverse effect on the market price for the shares of our Class A common stock. Furthermore, the future issuance of shares of preferred stock with voting rights may adversely affect the voting power of our common stockholders, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive. In August 2020, we issued 50,143,414 shares of our Class A common stock to our former member-owners in exchange for their Class B Units of Premier LP as part of our 2020 restructuring. Sales of substantial amounts of these shares in the public market, or the perception that these sales will occur in material amounts, could cause the market price of our Class A common stock to decline. In addition to potential equity issuances described above, we also may issue debt securities that would rank senior to shares of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2021, we occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date. We also occupy and lease nine smaller facilities across seven states. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs. In connection with COVID-19 and related temporary closures, we continue to evaluate our real estate needs.
We generally conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. See Note 18 - Commitments and Contingencies to the accompanying audited consolidated financial statements for more information about our operating leases.
Item 3. Legal Proceedings
We participate in businesses that are subject to substantial litigation from time to time. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to contractual disputes, product liability, tort or personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business. Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation.
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
Additional information relating to certain legal proceedings in which we are involved is included in Note 18 - Commitments and Contingencies, to the accompanying audited consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.”
Based on the records of our Class A common stock transfer agent, as of August 12, 2021, there were 122,780,223 shares of our Class A common stock issued and outstanding, held by 92 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock.
Dividend Policy
During fiscal 2021, our Board of Directors declared regular quarterly cash dividends of $0.19 per share of our outstanding common stock, which were paid on September 15, 2020, December 15, 2020, March 15, 2021 and June 15, 2021.
On August 5, 2021, our Board of Directors declared a cash dividend of $0.20 per share, payable on September 15, 2021 to stockholders of record on September 1, 2021.
The actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant. We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15 and September 15.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2021 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Purchase of Equity Securities
During the year ended June 30, 2021, no shares of Class B common units were exchanged for cash in connection with the July 31, 2020 quarterly exchanges under the Exchange Agreement.
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 as part of our balanced capital deployment strategy.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2016, in each of:
•our Class A common stock;
•the NASDAQ Composite stock index (“NASDAQ Composite Index”); and
•a customized peer group of 13 companies selected by us that we believe is better aligned with our company (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our compensation committee of the Board of Directors (“compensation committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and selected the companies in our fiscal year 2021 Peer Group in April 2021. Our compensation committee will continue to review and reconfigure our Peer Group as it deems necessary in consultation with its independent consultant.

The Peer Group graph line consists of the following 13 companies: Allscripts Healthcare Solutions Inc., AMN Healthcare Services, Inc., ASGN Inc., Cerner Corp, FTI Consulting Inc., Hill-Rom Holdings Inc., Huron Consulting Group Inc., Magellan Health Inc., Mednax Inc., NextGen Healthcare, Inc., Omnicell Inc., Owens & Minor Inc. and Patterson Companies Inc. HMS Holdings Corp. was included in the initial fiscal year 2021 Peer Group but was excluded from the graph below because it was acquired during our fiscal year 2021.
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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Premier, Inc., the NASDAQ Composite Index and Peer Group

$300
$200
$100
2016
2017
2018
2019
2020
2021
Premier, Inc.
NASDAQ Composite
Peer Group

Value of Investment as of June 30(a):
Company/Index Name	2016	2017	2018	2019	2020	2021
Premier, Inc. Class A Common Stock	$100.00	$110.09	$111.25	$119.60	$104.83	$108.81
NASDAQ Composite Index	$100.00	$128.30	$158.57	$170.91	$216.96	$315.10
Peer Group (b)	$100.00	$108.72	$104.05	$112.32	$107.28	$148.09
_________________________________
(a)Assumes $100 invested on June 30, 2016, including reinvestment of dividends for periods from 2016-2021. As noted above, we began paying cash dividends in September 2020.
(b)Excludes HMS Holdings Corp. which was acquired during our fiscal year 2021.
We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report. Unless otherwise indicated, information in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the audited consolidated financial statements included in this Annual Report for further information.
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) and licensed-based clinical analytics products, enterprise analytics licenses, consulting services and performance improvement collaborative programs. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2021	2020
Net revenue	$1,721,152	$1,299,592
Net income from continuing operations	304,584	291,126
Non-GAAP Adjusted EBITDA	473,230	564,040
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
Segment net revenue was as follows (in thousands):

	Year Ended June 30,				% of Net Revenue
Net revenue:	2021	2020	Change ($)	Change (%)	2021	2020
Supply Chain Services	$1,343,634	$952,763	$390,871	41%	78%	73%
Performance Services	377,518	346,829	30,689	9%	22%	27%
Net revenue	$1,721,152	$1,299,592	$421,560	32%	100%	100%

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
Our Performance Services segment includes one of the largest clinical and cost analytics and consulting services businesses in the United States focused on healthcare providers. We are also expanding our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. Our SaaS-based clinical analytics products and technology licenses utilize our comprehensive data set to provide actionable intelligence to our members and other customers, enabling them to benchmark, analyze and identify areas of improvement across three main categories: cost management, quality and safety, and value-based care. The Performance Services segment also includes our technology-enabled performance improvement collaboratives, consulting services, insurance management services, the Contigo Health – direct to employer business and the Remitra – electronic invoicing and payables platform.
Beginning in fiscal 2022, our Performance Services segment will consist of three sub-brands: PINC AITM, RemitraTM and Contigo Health®. Each will serve different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services Realignment for Fiscal 2022” above.
Acquisitions and Divestitures
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we, through a newly formed consolidated subsidiary, Premier IDS, LLC (“Premier IDS”), acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying audited consolidated financial statements).
IDS offers digitization technologies that convert paper and portable document format (“PDF”) invoices to an electronic format to automate, streamline and simplify accounts payable processes in healthcare. IDS’ solutions include those for electronic invoicing and tracking, as well as digital payments. IDS is being integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
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
Acquisition of Acurity and Nexera Assets
On February 28, 2020, we, through two newly formed consolidated subsidiaries, Prince A Purchaser, LLC (“PAP”) and Prince N Purchaser, LLC (“PNP”), acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc., both indirect wholly-owned subsidiaries of Greater New York Hospital Association (“GNYHA”), for an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under our Credit Facility (the “Acurity and Nexera asset acquisition”). Pursuant to the terms of the asset purchase agreement (as amended, the “Purchase Agreement”), an additional $120.0 million will be paid to the sellers in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024. The first annual installment was paid on June 30, 2021. An additional $4.7 million was paid to GNYHA during the year ended June 30, 2021 for the final payment related to GNYHA’s tax receivable agreement (“TRA”). In addition, the Purchase Agreement provides a graduated earn-out opportunity to Acurity, Inc. of up to $30.0 million based upon our achievement of a range of member renewals on terms to be agreed to by us and GNYHA based on prevailing market conditions in December 2023.
After the closing of the transaction, we changed the names of PAP and PNP to Acurity, LLC (“Acurity”) and Nexera, LLC (“Nexera”), respectively. Acurity is a regional group purchasing organization and has been a customer and strategic partner of ours for more than 24 years. Nexera is a hospital financial improvement consulting firm which partners with healthcare organizations to improve hospital and health system performance, with a material focus on supply chain enhancement and transformation. We report the operations of Acurity and Nexera as part of the Supply Chain Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
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
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry wide factors will continue to affect our business, both in the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of the implementation of current or future healthcare legislation, particularly the potential for the Affordable Care Act (“ACA”) to be materially altered by Congress, through regulatory action by government agencies, or in the event of a change of party control in Congress. Actions related to the ACA could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic, variants thereof and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand as a result of COVID-19. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 during 2020 and 2021. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities deferred elective procedures and routine medical visits during the crisis. This created a material decline in the demand for supplies and services not related to COVID-19 during 2020 and 2021 and such lower demand may continue into fiscal 2022 and beyond if COVID-19 vaccine programs are not as successful as anticipated or if COVID-19 variants become widespread. In addition, as a result of our members’ focus on managing the effects of COVID-19 on patients and their businesses, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members’ non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members' facilities and the resulting performance on contracts. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines have impacted and, in the future, may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. During the COVID-19 pandemic, we lost revenue when member healthcare systems chose to source products directly themselves rather than through our GPO when incumbent suppliers could not deliver products in a timely manner or at all. In the food service line, COVID-19 related illnesses impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by restrictions resulting from COVID-19, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, other customers and suppliers.
The ultimate impact of COVID-19, variants thereof, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, variants thereof, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this “Item 1A. Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of the COVID-19 pandemic, variants thereof, recurrences or similar pandemics could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through fiscal 2021 and beyond.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. These and other significant accounting policies are set forth under Note 2 - Significant Accounting Policies to the accompanying audited consolidated financial statements for more information.
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
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. We perform our annual goodwill impairment testing on the first day of the last fiscal quarter of our fiscal year unless impairment indicators are present which could require an interim impairment test.
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
A goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. We determine the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Our most recent annual impairment testing as of April 1, 2021 consisted of a quantitative assessment and did not result in any goodwill impairment charges.
TRA
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
Through our GPO programs, we aggregate member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay us administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts we have negotiated. Administrative fees are variable consideration and are recognized as earned based upon estimated purchases by our members utilizing analytics based on historical member spend and updates for current trends and expectations. Administrative fees are estimated due to the difference in timing of when a member purchases on a supplier contract and when we receive the purchasing information. Member and supplier contracts substantiate persuasive evidence of an arrangement. We do not take title to the underlying equipment or products purchased by members through our GPO supplier contracts. Administrative fee revenue receivable is included in contract assets in the accompanying Consolidated Balance Sheets.
We pay a revenue share equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with us using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.

Product Revenue
Direct sourcing generates revenue primarily through products sold to our members, other customers or distributors. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Other Services and Support Revenue
Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, insurance services management fees and commissions from group-sponsored insurance programs, third-party administrator fees for the Contigo Health – direct to employer business and customer fees for the Remitra – electronic invoicing and payables platform.
SaaS-based clinical analytics subscriptions include the right to use our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the license, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
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

Third party administrator fees for the Contigo Health – direct to employer business consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Revenue for the Remitra – electronic invoicing and payables platform primarily consists of fees from customers who are participating in services such as electronic invoicing and tracking. Fees are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
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
Software Development Costs
Costs associated with internally developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software's end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software.
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
In determining our tax expense for financial reporting purposes, we establish a reserve when there are transactions, calculations, and tax filing positions for which the tax determination is uncertain, and it is more likely than not that such positions would not be sustained upon examinations.
We adjust tax reserve estimates periodically based on the changes in facts and circumstances, such as ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserve and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies to the accompanying audited consolidated financial statements, which is incorporated herein by reference.
As further described in Note 2 - Significant Accounting Policies, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective July 1, 2020, on a modified retrospective approach. The modified retrospective approach resulted in recognizing the cumulative effect of initially applying ASU 2016-13 as an adjustment to the opening balance of equity at July 1, 2020.
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
Performance Services
Performance Services revenue consists of SaaS clinical analytics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services, insurance services management fees and commissions from endorsed commercial insurance programs, third party administrator fees for our Contigo Health – direct to employer business and customer fees for our Remitra – electronic invoicing and payables platform.
Our Performance Services growth will depend upon the expansion of our SaaS-based clinical analytics products, enterprise analytics licenses, performance improvement collaboratives and consulting services to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed informatics products, and our ability to generate additional applied sciences engagements, continue to sell enterprise analytics licenses at historical levels and expand into new markets.
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
Cost of product revenue consists of purchase and shipment costs for direct sourced medical and commodity products. Our cost of product revenue is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products.
Other Operating Income
Other operating income includes the adjustment to TRA liabilities. Changes in estimated TRA liabilities are the result of the change in North Carolina state income tax law. See “Income Tax Expense” below for additional information.
Operating Expenses
Operating expenses includes selling, general and administrative expenses, research and development expenses and amortization of purchased intangible assets.

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
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”) and Prestige Ameritech (“Prestige”). Other (expense) income, net, also includes the change in fair value of our FFF Put and Call Rights (as defined in Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax (Benefit) Expense
On August 11, 2020, we entered into the Merger Agreement by and among us, Premier Healthcare Alliance LP (“Premier LP”) and BridgeCo, a wholly owned subsidiary of Premier Services, LLC formed for the sole purpose of merging with and into Premier LP. Pursuant to the Merger Agreement, (i) each of the issued and outstanding Class B common units of Premier LP was canceled and converted automatically into a right to receive one share of our Class A common stock, and (ii) all of the issued and outstanding shares of our Class B common stock beneficially held by the limited partners of Premier LP were canceled in accordance with our Certificate of Incorporation. As a result of the Merger, we simplified our tax structure whereby we and our subsidiaries formed one consolidated filing group for federal income tax purposes. See Note 16 - Income Taxes.
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. Prior to August 11, 2020, Adjusted Net Income was calculated as if we were one consolidated group for tax purposes. The tax rate used to compute the Adjusted Net Income was 22% for the year ended June 30, 2021. The tax rate used to compute the Adjusted Net Income was 26% for the years ended June 30, 2020 and 2019.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax represents the net income or loss associated with the sale of certain assets and wind down and exit of the specialty pharmacy business. See Note 4 - Discontinued Operations and Exit Activities for further information.
Net Income Attributable to Non-Controlling Interest
For the year ended June 30, 2021, we recognized net income attributable to the limited partners of Premier LP through August 11, 2020, the date of the Merger. At June 30, 2021, we, through Premier Services, LLC (“Premier GP”), the sole general partner of Premier LP, and Premier Services II, LLC, a Delaware limited liability company, wholly owned subsidiary of us and sole limited partner of Premier LP, held 100% interest in Premier LP. At June 30, 2020, we held a 59% sole general partner interest in Premier LP. In addition to their equity interest in us, our members held a 0% and 41% limited partner interest in Premier LP at June 30, 2021 and June 30, 2020, respectively (see Note 11 - Redeemable Limited Partners' Capital to the accompanying consolidated financial statements).
Through our consolidated subsidiary PRAM Holdings, LLC (“PRAM”), we hold an approximate 20% interest in Prestige through PRAM’s ownership of Prestige limited partnership units at June 30, 2021. We own approximately 26% of the membership interest of PRAM, with the remainder held by 16 member health systems, and recognized net income attributable to non-controlling interest for the 74% interest held by the 16 member health systems.
Through our consolidated subsidiary DePre Holdings, LLC (“DPH”), we hold an approximate 49% interest in DePre, LLC (“DePre”) through DPH’s ownership of DePre membership interests at June 30, 2021. We own approximately 21% of the membership interest of DPH, with the remainder held by 34 member health systems, and recognized net income attributable to non-controlling interest of the 79% interest held by the 34 member health systems.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income (historically referenced as “Adjusted Fully Distributed Net Income”), Adjusted Earnings per Share (historically referenced as “Adjusted Fully Distributed Earnings per Share”) and Free Cash Flow, which are all Non-GAAP financial measures.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic and financial restructuring expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic and financial restructuring expenses, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 13 - Earnings (Loss) Per Share).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 restructuring and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic and financial restructuring expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic and financial restructuring expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners, payments to certain former limited partners that elected to execute a Unit Exchange Agreement and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Annual Report. To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements and related notes included elsewhere in this Annual Report and to not rely on any single financial measure to evaluate our business. In addition, because the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow measures are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, gain or loss on FFF Put and Call Rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.5 million during each of the years ended June 30, 2021, 2020 and 2019 (see Note 14 - Stock-Based Compensation to the accompanying consolidated financial statements).
Acquisition and disposition related expenses
Acquisition related expenses include legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Remeasurement of TRA liabilities
On August 10, 2020, we exercised our right to terminate the TRA by providing all former LPs a notice of termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020.
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

Gain or loss on FFF put and call rights
See Note 6 - Fair Value Measurements and Note 21 - Subsequent Events to the accompanying consolidated financial statements.

Results of Operations for the Years Ended June 30, 2021 and 2020
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$572,700	34%	$670,593	51%
Other services and support	404,330	23%	359,054	28%
Services	977,030	57%	1,029,647	79%
Products	744,122	43%	269,945	21%
Net revenue	1,721,152	100%	1,299,592	100%
Cost of revenue:
Services	170,773	10%	188,275	14%
Products	713,045	41%	244,516	19%
Cost of revenue	883,818	51%	432,791	33%
Gross profit	837,334	49%	866,801	67%
Other operating income	—	—%	24,584	2%
Operating expenses	580,417	34%	517,765	40%
Operating income	256,917	15%	373,620	29%
Other (expense) income, net	(6,276)	—%	10,067	1%
Income before income taxes	250,641	15%	383,687	30%
Income tax (benefit) expense	(53,943)	(3)%	92,561	8%
Net income from continuing operations	304,584	18%	291,126	22%
Income (loss) from discontinued operations, net of tax	—	—%	1,054	—%
Net income	304,584	18%	292,180	22%
Net income from continuing operations attributable to non-controlling interest	(17,062)	(1)%	(161,318)	(12)%
Net (income) loss from discontinued operations attributable to non-controlling interest	—	—%	(498)	—%
Net income attributable to non-controlling interest	(17,062)	(1)%	(161,816)	(12)%
Adjustment of redeemable limited partners' capital to redemption amount	(26,685)	nm	468,311	nm
Net income (loss) attributable to stockholders	$260,837	nm	$598,675	nm

Earnings per share attributable to stockholders:
Basic earnings per share
Continuing operations	$2.24		$8.92
Discontinued operations	—		0.01
Basic earnings per share attributable to stockholders	$2.24		$8.93

Diluted earnings per share
Continuing operations	$2.22		$2.03
Discontinued operations	—		0.01
Diluted earnings per share attributable to stockholders	$2.22		$2.04

The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2021		2020
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$473,230	27%	$564,040	43%
Non-GAAP Adjusted Net Income	$305,974	18%	$337,018	26%
Non-GAAP Adjusted Earnings Per Share	$2.48	nm	$2.73	nm
The following table provides the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Year Ended June 30,
	2021	2020
Net income from continuing operations	$304,584	$291,126
Interest and investment loss, net	11,964	11,313
Income tax (benefit) expense	(53,943)	92,561
Depreciation and amortization	76,309	97,297
Amortization of purchased intangible assets	44,753	55,530
EBITDA	383,667	547,827
Stock-based compensation	35,915	21,132
Acquisition and disposition related expenses	18,095	19,319
Remeasurement of tax receivable agreement liabilities	—	(24,584)
Loss (gain) on FFF put and call rights	27,352	(4,690)
Other expense, net	8,201	5,036
Adjusted EBITDA	$473,230	$564,040

Income before income taxes	$250,641	$383,687
Equity in net income of unconsolidated affiliates	(21,073)	(12,537)
Interest and investment loss, net	11,964	11,313
Loss (gain) on FFF put and call rights	27,352	(4,690)
Other income	(11,967)	(4,153)
Operating income	256,917	373,620
Depreciation and amortization	76,309	97,297
Amortization of purchased intangible assets	44,753	55,530
Stock-based compensation	35,915	21,132
Acquisition and disposition related expenses	18,095	19,319
Remeasurement of tax receivable agreement liabilities	—	(24,584)
Equity in net income of unconsolidated affiliates	21,073	12,537
Deferred compensation plan income	12,745	3,904
Other expense, net	7,423	5,285
Adjusted EBITDA	$473,230	$564,040

	Year Ended June 30,
	2021	2020
Segment Adjusted EBITDA:
Supply Chain Services	$467,868	$570,298
Performance Services	132,225	111,282
Corporate	(126,863)	(117,540)
Adjusted EBITDA	$473,230	$564,040
The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the years presented (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings per Share.

	Year Ended June 30,
	2021	2020
Net income attributable to stockholders	$260,837	$598,675
Adjustment of redeemable limited partners' capital to redemption amount	26,685	(468,311)
Net income attributable to non-controlling interest in Premier LP	17,062	161,816
Income from discontinued operations, net of tax	—	(1,054)
Income tax (benefit) expense	(53,943)	92,561
Amortization of purchased intangible assets	44,753	55,530
Stock-based compensation	35,915	21,132
Acquisition and disposition related expenses	18,095	19,319
Remeasurement of tax receivable agreement liabilities	—	(24,584)
Loss (gain) on FFF put and call rights	27,352	(4,690)
Other expense, net	15,519	5,036
Non-GAAP adjusted income before income taxes	392,275	455,430
Income tax expense on adjusted income before income taxes (a)	86,301	118,412
Non-GAAP Adjusted Net Income	$305,974	$337,018

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted average:
Basic weighted average shares outstanding	116,527	67,035
Dilutive securities	1,005	644
Class B shares outstanding (b)	—	55,935
Weighted average shares outstanding - diluted	117,532	123,614
Class B shares outstanding (b)	5,638	—
Non-GAAP weighted average shares outstanding - diluted	123,170	123,614
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 22% of non-GAAP adjusted net income before income taxes for the year ended June 30, 2021 and 26% of non-GAAP adjusted net income before income taxes for the year ended June 30, 2020.
(b)For the year ended June 30, 2021, the effect of 5.6 million Class B common shares were excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect. On a non-GAAP basis, the effect of 5.6 million Class B common shares were included in the non-GAAP diluted weighted average shares outstanding for the year ended June 30, 2021.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Year Ended June 30,
	2021	2020
Earnings per share attributable to stockholders	$2.24	$8.93
Adjustment of redeemable limited partners' capital to redemption amount	0.23	(6.99)
Net income attributable to non-controlling interest in Premier LP	0.15	2.41
Income from discontinued operations, net of tax	—	(0.02)
Income tax (benefit) expense	(0.46)	1.38
Amortization of purchased intangible assets	0.38	0.83
Stock-based compensation	0.31	0.32
Acquisition and disposition related expenses	0.16	0.29
Remeasurement of tax receivable agreement liabilities	—	(0.37)
Loss (gain) on FFF put and call rights	0.23	(0.07)
Other expense, net	0.13	0.08
Impact of corporation taxes (a)	(0.74)	(1.77)
Impact of dilutive shares (b)	(0.15)	(2.29)
Non-GAAP Adjusted Earnings Per Share	$2.48	$2.73
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 22% of non-GAAP adjusted net income before income taxes for the year ended June 30, 2021 and 26% of non-GAAP adjusted net income before income taxes for the year ended June 30, 2020.
(b)Reflects impact of dilutive shares, primarily attributable to the assumed conversion of all Class B common units for Class A common stock.
Consolidated Results - Comparison of the Years Ended June 30, 2021 to 2020
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue increased by $421.6 million, or 32%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to an increase of $474.2 million in product revenue and an increase of $45.3 million in other services and support revenue. These increases were partially offset by a decrease of $97.9 million in net administrative fees revenue.
Cost of Revenue
Cost of revenue increased by $451.0 million, or 104%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to an increase of $468.5 million in cost of product revenue and a decrease of $17.5 million in cost of services revenue.
Other Operating Income
Other operating income of $24.6 million during the year ended June 30, 2020 is attributable to the remeasurement of the TRA liability as a result of a change in North Carolina state income tax law.
Operating Expenses
Operating expenses increased by $62.7 million, or 12%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 due to increases of $72.5 million in selling, general and administrative expenses and $1.0 million in research and development expenses partially offset by a decrease of $10.8 million in amortization of intangible assets.
Other (Expense) Income, Net
Other (expense) income, net decreased by $16.3 million, or 161.4%, during the year ended June 30, 2021 compared to the year ended June 30, 2020, primarily due to the loss on the FFF put and call rights in the current period compared to the gain on the FFF put and call rights in the prior period (see Note 6 - Fair Value Measurements to the accompanying consolidated financial statements for further information) partially offset by an increase in equity in net income from our investments in unconsolidated affiliates and an increase in deferred compensation plan income.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $53.9 million for the year ended June 30, 2021 compared to an income tax expense $92.6 million for the year ended June 30, 2020 primarily attributable to a one-time deferred tax benefit of $108.8 million, primarily driven by deferred tax remeasurement due to tax rate changes and a valuation allowance release as a result of the Merger.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $144.8 million, or 89%, during the year ended June 30, 2021 compared to the year ended June 30, 2020, primarily due to the Merger, whereby net income attributable to non-controlling interest in Premier LP was not recorded after the Merger date of August 11, 2020. As of June 30, 2021, we owned a 99.999% controlling general partner interest and a 0.001% limited partnership interest in Premier GP. At June 30, 2020, the portion of net income attributable to the limited partners of Premier LP was 41%.
Partially offsetting the decrease was the addition of non-controlling interest for the portion of net income attributable to PRAM, DPH and HDP, which was 74%, 79% and 3%, respectively.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure, decreased by $90.8 million, or 16%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 driven by a decrease of $102.4 million in Supply Chain Services, an increase of $9.3 million in Corporate and an increase of $20.9 million Performance Services.

Segment Results
Supply Chain Services
The following table summarizes our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2021	2020	Change
Net revenue:
Net administrative fees	$572,700	$670,593	$(97,893)	(15)%
Other services and support	26,812	12,225	14,587	119%
Services	599,512	682,818	(83,306)	(12)%
Products	744,122	269,945	474,177	176%
Net revenue	1,343,634	952,763	390,871	41%
Cost of revenue:
Services	4,238	432	3,806	881%
Products	713,045	244,516	468,529	192%
Cost of revenue	717,283	244,948	472,335	193%
Gross profit	626,351	707,815	(81,464)	(12)%
Operating expenses:
Selling, general and administrative	195,094	163,727	31,367	19%
Research and development	164	27	137	507%
Amortization of intangibles	32,342	22,924	9,418	41%
Operating expenses	227,600	186,678	40,922	22%
Operating income	$398,751	$521,137	$(122,386)	(23)%
Depreciation and amortization	4,731	3,044
Amortization of purchased intangible assets	32,342	22,924
Acquisition & disposition related expenses	10,938	10,495
Equity in net income of unconsolidated affiliates	20,854	12,306
Other expense, net	252	392
Segment Adjusted EBITDA	$467,868	$570,298	$(102,430)	(18)%
Net Revenue
Supply Chain Services segment revenue increased by $390.9 million, or 41%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 driven by increases of $474.2 million and $14.6 million in products and other services and support revenue, respectively, offset by a decrease of $97.9 million in net administrative fee revenue.
Net Administrative Fees Revenue
Net administrative fees revenue decreased $97.9 million, or 15%, during the year ended June 30, 2021 compared to the year ended June 30, 2020, driven primarily by a higher average revenue fee share percentage as a result of amendments to the GPO participation agreements, effective as of July 1, 2020, and amortization of the prepaid contract administrative fee share for one-time rebates paid by Acurity, Inc. to certain of its then members, as agreed to by Acurity, Inc. prior to entering into the Purchase Agreement (“Acurity prepaid contract administrative fee share”). These decreases in net administrative fees were partially offset by further penetration of member purchases and the addition of new categories and suppliers.
We anticipate our net administrative fees revenue to grow in fiscal year 2022 to the extent the ongoing impact from the COVID-19 pandemic has subsided and our existing members increase the utilization of our contracts and additional members convert to our contract portfolio. Due to competitive market trends, we have experienced, and expect to continue to experience, requests, at times, to provide existing and prospective members increases in revenue share on incremental or overall purchasing volume that could, if materially increased, adversely impact our revenues and overall financial performance.

Other Services and Support Revenue
Other services and support revenue increased by $14.6 million, or 119%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to supply chain co-management fees as a result of the asset acquisition of Nexera.
Product Revenue
Product revenue increased by $474.2 million, or 176%, during the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase was primarily driven by the aggregated purchasing of PPE and other high demand supplies as a result of the COVID-19 pandemic and growth in commodity products.
There has been a significant increase in demand for PPE and other supplies directly related to treating and preventing the spread of COVID-19, as well as replenishing and maintaining certain inventory levels, that has contributed significantly to the increase in product revenue. Due to COVID-19 variants, the continuation of high demand for PPE and related supplies is uncertain. To the extent the COVID-19 pandemic and its variants subside or become more manageable, we expect the market for these high demand products to stabilize and, accordingly, we anticipate product revenues to correspondingly decrease.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $472.3 million, or 193%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to the aforementioned increase in product revenue as well as higher costs for products that we incurred as a result of the COVID-19 pandemic.
Due to COVID-19 variants, the continuation of high demand for PPE and related supplies is uncertain. To the extent the COVID-19 pandemic subsides or becomes more manageable, we expect the market for these high demand products to stabilize and, accordingly, we anticipate our product costs to correspondingly decrease. However, once the COVID-19 pandemic subsides, we expect our cost of non-COVID-19-related product revenue to increase to the extent we are able to sell additional direct-sourced medical products to new and existing members and other customers. Depending on the underlying product sales mix in the future, increase in product revenues could reduce our gross profit as a percentage of our net revenue.
Operating Expenses
Operating expenses increased by $40.9 million, or 22%, during the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase was primarily due to an increase in selling, general and administrative expenses of $31.4 million driven by an increase in expenses associated with our acquisition of Medpricer and the Acurity and Nexera asset acquisition (the “fiscal year 2020 acquisitions”) partially offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic. In addition, operating expenses increased by $9.4 million as a result of increased amortization of purchased intangible assets related to the fiscal year 2020 acquisitions.
As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment decreased by $102.4 million, or 18%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to the aforementioned impacts to net administrative fees and the increase in selling, general and administrative expenses largely due to our fiscal year 2020 acquisitions partially offset by an increase in profitability driven by the increase in product revenue.

Performance Services
The following table summarizes our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2021	2020	Change
Net revenue:
Other services and support	$377,518	$346,829	$30,689	9%
Services	377,518	346,829	30,689	9%
Net revenue	377,518	346,829	30,689	9%
Cost of revenue:
Services	166,535	187,843	(21,308)	(11)%
Cost of revenue	166,535	187,843	(21,308)	(11)%
Gross profit	210,983	158,986	51,997	33%
Operating expenses:
Selling, general and administrative	146,005	140,416	5,589	4%
Research and development	3,174	2,344	830	35%
Amortization of intangibles	12,411	32,606	(20,195)	(62)%
Operating expenses	161,590	175,366	(13,776)	(8)%
Operating income (loss)	$49,393	$(16,380)	$65,773	(402)%
Depreciation and amortization	62,980	85,950
Amortization of purchased intangible assets	12,411	32,606
Acquisition & disposition related expenses	7,157	8,825
Equity in net income of unconsolidated affiliates	219	231
Other expense, net	65	50
Segment Adjusted EBITDA	$132,225	$111,282	$20,943	19%
Net Revenue
Other services and support revenue in our Performance Services segment increased by $30.7 million, or 9%, during the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase was primarily driven by growth across the technology businesses, including new enterprise analytics license agreements, and consulting services as well as incremental revenue associated with our acquisitions. These increases were partially offset by lower revenue as a result of the planned reduction and subsequent discontinuance of the Hospital Improvement Innovation Network (“HIIN”) contract in March 2020.
We expect our other services and support revenue to grow over the long-term to the extent we are able to expand our sales to existing members and additional members begin to utilize our integrated platform of products and services.
Cost of Revenue
Cost of services revenue in our Performance Services segment decreased by $21.3 million, or 11%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to a decrease in amortization of internally developed software applications, lower consulting expenses due to decreased utilization of third-party contractors and lower expenses as a result of the planned reduction and subsequent discontinuance of the HIIN contract in March 2020. These decreases were partially offset by incremental expenses associated with our acquisitions.
We expect cost of service revenue to increase to the extent we continue to develop new and enhance existing internally developed software applications, expand our consulting services and performance improvement collaboratives and expand into new product offerings.
Operating Expenses
Performance Services segment operating expenses decreased by $13.8 million, or 8%, during the year ended June 30, 2021 compared to the year ended June 30, 2020. The decrease was due to a reduction in amortization of purchased intangible assets of $20.2 million. As we execute on our growth strategy and further deploy capital, we expect increases in amortization of intangible assets in connection with future potential acquisitions.

The decrease was partially offset by an increase in selling, general and administrative expenses of $5.6 million driven by higher costs as a result of the acquisitions of HDP and IDS and increases in employee-related expenses. These increases were partially offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic and a decrease in amortization of internally developed software applications.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment increased by $20.9 million, or 19%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to the aforementioned increase in revenue and increase in selling, general and administrative expenses offset by incremental expenses associated with our acquisitions.
Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
	2021	2020	Change
Other operating income:
Remeasurement of tax receivable agreement liabilities	$—	$24,584	$(24,584)	(100)%
Other operating income	—	24,584	(24,584)	(100)%
Operating expenses:
Selling, general and administrative	191,227	155,716	35,511	23%
Research and development	—	5	(5)	(100)%
Operating expenses	191,227	155,721	35,506	23%
Operating loss	$(191,227)	$(131,137)	$(60,090)	46%
Depreciation and amortization	8,598	8,303
Stock-based compensation	35,915	21,132
Remeasurement of tax receivable agreement liabilities	—	(24,584)
Deferred compensation plan income	12,745	3,904
Other expense, net	7,106	4,842
Adjusted EBITDA	$(126,863)	$(117,540)	$(9,323)	8%
Other Operating Income
There was no other operating income during the year ended June 30, 2021. Other operating income of $24.6 million for the year ended June 30, 2020 is attributable to the remeasurement of the TRA as a result of the change in North Carolina state income tax law.
Operating Expenses
Corporate operating expenses increased by $35.5 million, or 23%, during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to an increase in selling, general and administrative expenses which was driven by incremental personnel costs primarily related to the fiscal year 2020 acquisitions and an increase in deferred compensation plan expense due to market changes. These increases in selling, general and administrative expenses were partially offset by a decrease in employee travel and meeting expenses as a result of the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA decreased by $9.3 million during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to incremental personnel costs related to the fiscal year 2020 acquisitions offset by a decrease in employee travel and meeting expenses due to the COVID-19 pandemic.
Results of Operations for the Years Ended June 30, 2020 and 2019
A discussion of changes in our results of operations from fiscal year 2019 to fiscal year 2020 has been omitted from this Annual Report but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 25, 2020, which is available free of charge on the SECs website at www.sec.gov and our website at http://investors.premierinc.com.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.

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
As of June 30, 2021 and 2020, we had cash and cash equivalents of $129.1 million and $99.3 million, respectively. As of both June 30, 2021 and 2020, there was $75.0 million of outstanding borrowings under the Credit Facility. During the year ended June 30, 2021, we borrowed and repaid $225.0 million of borrowings under the Credit Facility, which was used to fund our current year acquisition and for other general corporate purposes. Subsequent to June 30, 2021, we repaid the $75.0 million of outstanding borrowings under our Credit Facility.
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
On August 5, 2021, our Board of Directors declared a cash dividend of $0.20 per share, payable on September 15, 2021 to stockholders of record on September 1, 2021.
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. In order to initiate the repurchase program, we expect to execute the necessary agreements and documentation with one or more financial institutions during the next open trading window under our insider trading policy. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding the number of shares of Class A common stock, if any, purchased under the program. We will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the SEC. See “Cautionary Note Regarding Forward-Looking Statements.”
During the second half of fiscal 2020, COVID-19 became a global pandemic that spread throughout the United States and much of the rest of the world. The extent to which the COVID-19 pandemic will continue to impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it and treat its impact, including the success of the COVID-19 vaccination program, or recurrences of COVID-19, variants thereof or similar pandemics. As discussed in detail under “Item 1A. Risk Factors” above, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:
•We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand for PPE, drugs and other supplies directly related to treating and preventing the spread of COVID-19 and any variants thereof and decreases in demand for non-COVID-19 related products.
•Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members’ facilities.
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
•The impact of the COVID-19 pandemic and any variants thereof could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us.
•In response to COVID-19 and variants thereof, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us, our members, other customers and suppliers.
Discussion of Cash Flows for the years ended June 30, 2021 and 2020
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$407,402	$339,888
Investing activities	(174,568)	(222,322)
Financing activities	(202,997)	(168,953)
Operating and investing activities from discontinued operations	—	9,636
Net increase (decrease) in cash and cash equivalents	$29,837	$(41,751)
Net cash provided by operating activities increased by $67.5 million for the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase in cash provided by operating activities was primarily due to the prior year recognition of the Acurity prepaid contract administrative fee share on our Consolidated Balance Sheets. Additionally, the change in cash provided by operating activities was driven by changes in our net working capital, including the impact of aggregated purchases of PPE as a result of the COVID-19 pandemic and the impact of lower net administrative fees revenue as a result of amendments to GPO participation agreements, effective as of July 1, 2020.
Net cash used in investing activities decreased by $47.8 million for the year ended June 30, 2021 compared to the year ended June 30, 2020. The decrease in cash used in investing activities was primarily due to a decrease of $37.2 million in cash paid for business acquisitions in the current year compared to cash paid for business acquisitions in the prior year. Additionally, there was a decrease of $10.2 million in cash paid for investments in unconsolidated subsidiaries in the prior year that did not recur in the current year.
Net cash used in financing activities increased by $34.0 million for the year ended June 30, 2021 compared to the year ended June 30, 2020. The increase in net cash used in financing activities is driven by cash dividend payments of $92.9 million, a $48.3 million increase in payments on the outstanding notes payable to members (see Note 10 - Debt and Notes Payable), a $50.0 million decrease in net borrowings under our Credit Facility and $29.2 million paid to GNYHA as the first of the four equal annual installments related to the Acurity and Nexera asset acquisition. These were offset by a decrease of $150.1 million for prior year repurchases of Class A common stock under the fiscal year 2020 stock repurchase program and a $39.0 million reduction in distributions to limited partners of Premier LP as a result of the elimination of distributions in connection with the August 2020 restructuring.
Net cash provided by operating activities attributable to discontinued operations decreased by $9.6 million for the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to payments on liabilities that were outstanding as of June 30, 2020.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2021 and 2020
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2021	2020
Net cash provided by operating activities from continuing operations (a)	$407,402	$427,183
Purchases of property and equipment	(88,876)	(94,397)
Distributions to limited partners of Premier LP	(9,949)	(48,904)
Payments to limited partners of Premier LP related to tax receivable agreements	(24,218)	(17,425)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (b)	(44,024)	—
Non-GAAP Free Cash Flow	$240,335	$266,457
_________________________________
(a)    Net cash provided by operating activities from continuing operations for the year ended June 30, 2020 excludes the impact of the Acurity prepaid contract administrative fee share, as defined above.
(b)    Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 restructuring are presented in our Consolidated Statement of Cash Flows under “Payments made on notes payable”. We paid $51.3 million to members including imputed interest of $7.3 million which is included in net cash provided by operating activities from continuing operations. See Note 10 - Debt and Notes Payable to the accompanying audited consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $26.1 million for the year ended June 30, 2021 compared to the year ended June 30, 2020. The decrease in Non-GAAP Free Cash Flow was primarily due to the early termination payments to certain former limited partners and higher TRA payments during the year ended June 30, 2021 which include the $10.5 million that was paid to limited partners of Premier LP who did not elect to execute a Unit Exchange Agreement in connection with the August 2020 restructuring. These decreases were partially offset by lower distributions to limited partners of Premier LP as distributions were eliminated in connection with the August 2020 restructuring.
In addition to the above changes in Non-GAAP Free Cash Flow, net cash provided by operating activities for continuing operations decreased due primarily due to the aforementioned changes in net working capital.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2021 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable to members (a)	$410,740	$102,685	$205,370	$102,685	$—
Other notes payable (b)	8,628	3,295	4,599	734	—
Operating lease obligations (c)	58,243	11,738	24,157	21,055	1,293
Deferred consideration (d)	83,700	28,586	55,114	—	—
Total contractual obligations	$561,311	$146,304	$289,240	$124,474	$1,293
_________________________________
(a)Notes payable to members represent the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”).
(b)Other notes payable are non-interest bearing and generally have stated maturities of three to five years from the date of issuance.
(c)Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space.
(d)Additional consideration to be paid pursuant to the Purchase Agreement for the Acurity and Nexera asset acquisition.
Notes Payable to Members
As of June 30, 2021, $410.7 million remains to be paid in 16 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ending June 30, 2025. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.
Other Notes Payable
At June 30, 2021, we had commitments of $8.6 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and non-interest bearing. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.

Credit Facility
We maintain an unsecured credit facility which provides for borrowings of up to $1.0 billion with a $50.0 million sub-facility for standby letters of credit and a $100.0 million sub-facility for swingline loans as well as the ability to incur incremental term loans from time to time and request an increase in the revolving commitments up to an aggregate of $350.0 million (the “Credit Facility”). The Credit Facility matures on November 9, 2023, subject to up to two one-year extensions and approval by a majority of the lenders under the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.5000%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At June 30, 2021, the interest rate on outstanding borrowings under the Credit Facility was 1.080% and the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at June 30, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At June 30, 2021, we had outstanding borrowings of $75.0 million under the Credit Facility with $924.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. Subsequent to June 30, 2021, we repaid the $75.0 million of outstanding borrowings under the Credit Facility.
Cash Dividends
During 2021, we paid cash dividends of $0.19 per share on outstanding shares of Class A common stock on September 15, 2020, December 15, 2020, March 15, 2021 and June 15, 2021. On August 5, 2021, our Board of Directors declared a cash dividend of $0.20 per share, payable on September 15, 2021 to stockholders of record on September 1, 2021.
We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15 and September 15. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.
Fiscal 2022 Stock Repurchase Program
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. In order to initiate the repurchase program, we expect to execute the necessary agreements and documentation with one or more financial institutions during the next open trading window under our insider trading policy. There can be no assurance, however, as to when or whether the repurchase program will be ultimately initiated or regarding the number of shares of Class A common stock, if any, purchased under the program. We will provide additional details regarding the repurchase program, if adopted and initiated, in future filings with the SEC. See “Cautionary Note Regarding Forward-Looking Statements.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2021, we had $75.0 million outstanding borrowings under our Credit Facility. At June 30, 2021, a one-percent increase or decrease in the interest rate charged on outstanding borrowings under the Credit Facility would increase or decrease interest expense over the next 12 months by $0.8 million.
We invest our excess cash in a portfolio of individual cash equivalents. We do not currently hold, and have never held, any material derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to ensure the safety and preservation of our invested funds by limiting default, market and investment risks. We plan to mitigate default risk by investing in low-risk securities.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 17, 2021 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At June 30, 2021, the Company’s goodwill was $999.9 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the last fiscal quarter of the fiscal year unless impairment indicators are present which could require an interim impairment test. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimates are sensitive to changes in significant assumptions, such as the amount and timing of expected future cash flows and perpetual growth rates, discount rates, and the use of comparable market multiples of various financial measures, which are affected by expected future market or economic conditions, including increased uncertainty as of the measurement date due to the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant inputs and assumptions discussed above used in determining the reporting unit fair values.
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the inputs and assumptions. We assessed the historical accuracy of management’s projections and involved our valuation specialists to assist in our evaluation of the significant assumptions described above. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

Investment in FFF Enterprises
Description of the Matter
As disclosed in Notes 5 and 6 to the consolidated financial statements, and pursuant to the terms of a shareholders’ agreement, the Company owns 49% of the outstanding stock of FFF Enterprises, Inc. (“FFF”). The majority shareholder of FFF holds a put right that provides such shareholder the right to require the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023. In addition, the Company has a call right that provides it the right to purchase the remaining interest in FFF after the later of (i) 180 calendar days after the date of a Key Man Event (as defined in Note 6), or (ii) January 30, 2021.
Auditing the fair value determination of the put and call rights was challenging because of the use of significant inputs and assumptions, including the forecast of FFF’s EBITDA and enterprise value over the option period, forecasted movements in the overall market and likelihood of a Key Man Event, in determining the fair values. Changes in these inputs and assumptions could have a significant impact on the fair values of the put and call rights. Also, applying audit procedures to address the estimation uncertainty involved a high degree of auditor judgment.

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
Raleigh, North Carolina
August 17, 2021

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Premier, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Invoice Delivery Systems, LP, which are included in the 2021 consolidated financial statements of the Company and constituted 2% of total assets as of June 30, 2021 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Invoice Delivery Systems, LP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2021 consolidated financial statements of the Company and our report dated August 17, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 17, 2021

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2021	2020
Assets
Cash and cash equivalents	$129,141	$99,304
Accounts receivable (net of $2,284 and $731 allowance for credit losses, respectively)	141,447	135,063
Contract assets	267,283	215,660
Inventory	176,376	70,997
Prepaid expenses and other current assets	68,049	97,338
Total current assets	782,296	618,362
Property and equipment (net of $518,332 and $452,609 accumulated depreciation, respectively)	224,271	206,728
Intangible assets (net of $289,912 and $245,160 accumulated amortization, respectively)	396,642	417,422
Goodwill	999,913	941,965
Deferred income tax assets	781,824	430,025
Deferred compensation plan assets	59,581	49,175
Investments in unconsolidated affiliates	153,224	133,335
Operating lease right-of-use assets	48,199	57,823
Other assets	76,948	93,680
Total assets	$3,522,898	$2,948,515

Liabilities, redeemable limited partners' capital and stockholders' equity
Accounts payable	$85,413	$54,841
Accrued expenses	48,144	53,500
Revenue share obligations	226,883	145,777
Limited partners' distribution payable	—	8,012
Accrued compensation and benefits	100,713	73,262
Deferred revenue	34,058	35,446
Current portion of tax receivable agreements	—	13,689
Current portion of notes payable to members	95,948	—
Line of credit and current portion of long-term debt	78,295	79,560
Other current liabilities	47,330	31,987
Total current liabilities	716,784	496,074
Long-term debt, less current portion	5,333	4,640
Tax receivable agreements, less current portion	—	279,981
Notes payable to members, less current portion	298,995	—
Deferred compensation plan obligations	59,581	49,175
Deferred tax liabilities	—	17,508
Deferred consideration, less current portion	56,809	112,917
Operating lease liabilities, less current portion	43,102	52,990
Other liabilities	112,401	75,658
Total liabilities	1,293,005	1,088,943
Commitments and contingencies (Note 18)

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2021	2020
Redeemable limited partners' capital	—	1,720,309
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 122,533,051 and 71,627,462 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	1,225	716
Class B common stock, $0.000001 par value, 600,000,000 shares authorized; 0 and 50,213,098 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	—	—
Additional paid-in capital	2,059,194	138,547
Retained earnings	169,474	—
Total stockholders' equity	2,229,893	139,263
Total liabilities, redeemable limited partners' capital and stockholders' equity	$3,522,898	$2,948,515
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2021	2020	2019
Net revenue:
Net administrative fees	$572,700	$670,593	$662,462
Other services and support	404,330	359,054	371,019
Services	977,030	1,029,647	1,033,481
Products	744,122	269,945	184,157
Net revenue	1,721,152	1,299,592	1,217,638
Cost of revenue:
Services	170,773	188,275	182,375
Products	713,045	244,516	173,255
Cost of revenue	883,818	432,791	355,630
Gross profit	837,334	866,801	862,008
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	24,584	—
Other operating income	—	24,584	—
Operating expenses:
Selling, general and administrative	532,326	459,859	438,985
Research and development	3,338	2,376	1,224
Amortization of purchased intangible assets	44,753	55,530	53,285
Operating expenses	580,417	517,765	493,494
Operating income	256,917	373,620	368,514
Equity in net income of unconsolidated affiliates	21,073	12,537	5,658
Interest (expense) and investment income, net	(11,964)	(11,313)	(2,471)
(Loss) gain on FFF put and call rights	(27,352)	4,690	(17)
Other income (expense), net	11,967	4,153	(3,545)
Other (expense) income, net	(6,276)	10,067	(375)
Income before income taxes	250,641	383,687	368,139
Income tax (benefit) expense	(53,943)	92,561	33,462
Net income from continuing operations	304,584	291,126	334,677
Income (loss) from discontinued operations, net of tax	—	1,054	(50,598)
Net income	304,584	292,180	284,079
Net income from continuing operations attributable to non-controlling interest	(17,062)	(161,318)	(200,907)
Net (income) loss from discontinued operations attributable to non-controlling interest	—	(498)	25,948
Net income attributable to non-controlling interest	(17,062)	(161,816)	(174,959)
Adjustment of redeemable limited partners' capital to redemption amount	(26,685)	468,311	(118,064)
Net income (loss) attributable to stockholders	$260,837	$598,675	$(8,944)

Comprehensive income:
Net income	$304,584	$292,180	$284,079
Less: comprehensive income attributable to non-controlling interest	(17,062)	(161,816)	(174,959)
Comprehensive income attributable to stockholders	$287,522	$130,364	$109,120

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2021	2020	2019
Weighted average shares outstanding:
Basic	116,527	67,035	59,188
Diluted	117,532	123,614	60,269

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$2.24	$8.92	$0.27
Discontinued operations	—	0.01	(0.42)
Basic earnings per share attributable to stockholders	$2.24	$8.93	$(0.15)

Basic earnings (loss) per share
Continuing operations	$2.22	$2.03	$0.27
Discontinued operations	—	0.01	(0.42)
Diluted earnings per share attributable to stockholders	$2.22	$2.04	$(0.15)
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	52,761	$575	80,336	$—	4,769	$(150,058)	$—	$(1,155,636)	$(1,305,119)
Exchange of Class B units for Class A common stock by member owners	14,764	57	(14,764)	—	(9,039)	312,971	320,753	—	633,781
Redemption of limited partners	—	—	(1,024)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	24,533	—	24,533
Issuance of Class A common stock under equity incentive plan	1,027	11	—	—	—	—	19,418	—	19,429
Issuance of Class A common stock under employee stock purchase plan	75	1	—	—	—	—	2,857	—	2,858
Treasury stock	(6,689)	—	—	—	6,689	(250,133)	—	—	(250,133)
Stock-based compensation expense	—	—	—	—	—	—	29,478	—	29,478
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,133)	—	(8,133)
Net income	—	—	—	—	—	—	—	284,079	284,079
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(174,959)	(174,959)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(388,906)	270,842	(118,064)
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	13,552	65	(13,553)	—	(7,065)	237,313	223,215	—	460,593
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	71,568	—	71,568
Issuance of Class A common stock under equity incentive plan	703	7	—	—	—	—	6,654	—	6,661
Issuance of Class A common stock under employee stock purchase plan	80	—	—	—	—	—	2,832	—	2,832
Treasury stock	(4,646)	—	—	—	4,646	(150,093)	—	—	(150,093)
Stock-based compensation expense	—	—	—	—	—	—	20,706	—	20,706
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,530)	—	(8,530)
Net income	—	—	—	—	—	—	—	292,180	292,180
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	(161,816)	(161,816)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(177,898)	646,209	468,311
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	598	6	—	—	—	—	9,350	—	9,356
Issuance of Class A common stock under employee stock purchase plan	94	1	—	—	—	—	3,245	—	3,246
Stock-based compensation expense	—	—	—	—	—	—	35,425	—	35,425
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,114)	—	(3,114)
Net income	—	—	—	—	—	—	—	304,584	304,584
Net income attributable to non-controlling interest	—	—	—	—	—	—	5,217	(17,062)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,144	501	(50,143)	—	—	—	(501)	—	—
Early termination payments to former member owners	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(93,584)	(93,584)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	(318)	—
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	(4,095)	—	(4,095)
Capital contributions	—	—	—	—	—	—	1,958	—	1,958
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	3,690
Balance at June 30, 2021	122,533	$1,225	—	$—	—	$—	$2,059,194	$169,474	$2,229,893
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statement of Cash Flows
(In thousands)
	Year Ended June 30,
	2021	2020	2019
Operating activities
Net income	$304,584	$292,180	$284,079
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(1,054)	50,598
Depreciation and amortization	121,062	152,827	140,164
Equity in net income of unconsolidated affiliates	(21,073)	(12,537)	(5,658)
Deferred income taxes	(83,692)	67,980	11,878
Stock-based compensation	35,425	20,706	29,001
Remeasurement of tax receivable agreement liabilities	—	(24,584)	—
Impairment of held to maturity investments	—	8,500	—
Loss (gain) on FFF put and call rights	27,352	(4,690)	17
Other	9,358	853	9,443
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	(68,008)	(121,735)	(11,100)
Contract assets	(51,685)	(8,205)	(36,549)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	134,079	(30,353)	40,065
Net cash provided by operating activities from continuing operations	407,402	339,888	511,938
Net cash provided by (used in) operating activities from discontinued operations	—	9,636	(6,599)
Net cash provided by operating activities	407,402	349,524	505,339
Investing activities
Purchases of property and equipment	(88,876)	(94,397)	(93,385)
Acquisition of businesses, net of cash acquired	(84,463)	(121,640)	(50,854)
Proceeds from sale of assets	—	3,632	22,731
Other	(1,229)	(9,917)	(7,766)
Net cash used in investing activities from continuing operations	(174,568)	(222,322)	(129,274)
Net cash used in investing activities from discontinued operations	—	—	(196)
Net cash used in investing activities	(174,568)	(222,322)	(129,470)
Financing activities
Payments made on notes payable	(50,713)	(2,419)	(676)
Proceeds from credit facility	225,000	400,000	50,000
Payments on credit facility	(225,000)	(350,000)	(125,000)
Distributions to limited partners of Premier LP	(9,949)	(48,904)	(57,825)
Payments to limited partners of Premier LP related to tax receivable agreements	(24,218)	(17,425)	(17,975)
Cash dividends paid	(92,898)	—	—
Repurchase of Class A common stock (held as treasury stock)	—	(150,093)	(250,133)
Payments on deferred consideration related to acquisition of business	(29,217)	—	—
Other	3,998	(112)	14,409
Net cash used in financing activities	(202,997)	(168,953)	(387,200)
Net increase (decrease) in cash and cash equivalents	29,837	(41,751)	(11,331)
Cash and cash equivalents at beginning of year	99,304	141,055	152,386
Cash and cash equivalents at end of period	$129,141	$99,304	$141,055
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information presented in the Notes to the Consolidated Financial Statements are as of June 30, 2021 unless otherwise specifically noted. For additional information on the impact of the subsequent events occurring after June 30, 2021, refer to Note 21 - Subsequent Events below, “Item 1. Business,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company's primary asset is its equity interest in its wholly owned subsidiary Premier Services, LLC, a Delaware limited liability company (“Premier GP”). Premier GP is the sole general partner of Premier Healthcare Alliance, L.P. (“Premier LP”), a California limited partnership. The Company conducts substantially all of its business operations through Premier LP and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. The Company also provides services to other businesses including food service, schools and universities.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 19 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment, through its development, integration and delivery of technology with wrap-around service offerings, includes one of the largest clinical and cost analytics and consulting services businesses in the United States focused on healthcare providers. The Company is also expanding its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company’s software as a service (“SaaS”) and licensed-based clinical analytics products utilize the Company’s comprehensive data set to provide actionable intelligence to its members and other customers, enabling them to benchmark, analyze and identify areas of improvement across the three main categories of cost management, quality and safety, and value-based care. While leveraging these tools, the Company also combines its consulting services and technology-enabled performance improvement collaboratives to provide a more comprehensive and holistic customer value proposition and overall experience. The Performance Services segment also includes the Company’s insurance management services, the Contigo Health – direct to employer business and the Remitra – electronic invoicing and payables platform.
Acquisitions and Divestitures
Acquisition of Invoice Delivery Service, LP Assets
On March 1, 2021, the Company, through a newly formed consolidated subsidiary, Premier IDS, LLC (“Premier IDS”), acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined below).
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
Company Structure and Restructuring
The Company, through Premier GP and Premier Services II, LLC, a Delaware limited liability company that is a wholly owned subsidiary of the Company and the sole limited partner of Premier LP, held a 100% interest in Premier LP at June 30, 2021. At

June 30, 2020, the Company held a 59% sole general partner interest in Premier LP. At June 30, 2021 and June 30, 2020, members held a 0% and 41% limited partner interest in Premier LP, respectively. On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid-in capital as a component of permanent equity.
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
Furthermore, on August 10, 2020, the Company exercised its right to terminate the Tax Receivable Agreement (“TRA”). See Note 10 - Debt and Notes Payable and Note 16 - Income Taxes for further information.
Basis of Presentation and Consolidation
Basis of Presentation
At June 30, 2021, the Company was wholly owned by public investors, which included former member owners that received shares of Class A common stock in connection with the aforementioned restructuring as well as previous exchanges of Class B common units and associated Class B common stock pursuant to the Exchange Agreement.
At June 30, 2020, the member owners’ interest in Premier LP was reflected as redeemable limited partners’ capital in the Company’s accompanying Consolidated Balance Sheets, and the limited partners’ proportionate share of income in Premier LP was reflected within net income attributable to non-controlling interest and within comprehensive income attributable to non-controlling interest in the Company’s accompanying Consolidated Statements of Income and Comprehensive Income.
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
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, the consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring adjustments.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the years ended June 30, 2021, 2020 and 2019 (in thousands):

	Year Ended June 30,
	2021	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in redeemable limited partners’ capital for adjustment to fair value, with offsetting decrease (increase) in stockholders’ equity	$26,685	$(468,311)	$118,064
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders’ equity related to quarterly exchanges by member owners	2,437	460,593	633,783
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	331	62,776	131,519
Net increase in deferred tax assets related to final exchange by member owners	284,852	—	—
Reclassification of redeemable limited partners’ capital to additional paid-in capital	1,754,607	—	—
Decrease in additional paid-in capital related to notes payable to members, net of discounts	438,967	—	—
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	37,319	71,568	24,533
Increase in additional paid-in capital related to final exchange by member owners	517,526	—	—
Accrued dividend equivalents	686	—	—
Variable Interest Entities
At June 30, 2021, as a result of the aforementioned restructuring, Premier LP no longer meets the definition of a variable interest entity (“VIE”), as defined in Accounting Standards Codification (“ASC”) Topic 810. The results of operations of Premier LP are included in the consolidated financial statements.
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
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the years ended June 30, 2020 and 2019 was as follows (in thousands):

	Year Ended June 30,
	2020	2019
Premier LP net income	$359,978	$322,865

Premier LP’s cash flows, including cash flows attributable to discontinued operations, for the years ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Year Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$339,894	$533,024
Investing activities	(222,322)	(129,469)
Financing activities	(159,948)	(390,086)
Net decrease in cash and cash equivalents	(42,376)	13,469
Cash and cash equivalents at beginning of year	131,210	117,741
Cash and cash equivalents at end of year	$88,834	$131,210
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
Business Combinations
The Company accounts for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition costs are recorded as expenses in the Consolidated Statements of Income and Comprehensive Income.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
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
Level 2: consists of financial instruments whose values are determined using models or other valuation methodologies that utilize inputs that are observable either directly or indirectly, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument; and
Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company’s receivables and contract assets (see below for discussion of contract assets). Receivables consist largely of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for expected credit losses. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member and other customer base and age of the receivable balances, both individually and in the aggregate. As receivables are generally due within one year, changes to economic conditions are not expected to have a significant impact on our estimate of expected credit losses. However, economic conditions are monitored on a quarterly basis to determine if any adjustments are deemed necessary. Provisions for the allowance for expected credit losses attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of receivables could be further adjusted.
Contract Assets
Supply Chain Services contract assets represents estimated member and other customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Historically, the Company has not recognized a provision for contract assets. Performance Services contract assets represents revenue earned for services provided but which the Company is not contractually able to bill as of the end of the respective reporting period. Under ASC Topic 326, we include Performance Services’ contract assets in our reserving process and assess the risk of loss similar to the methodology of the Company’s receivables, since the contract assets are reclassified to receivables when we become entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Certain contract assets are due for periods greater than one year and changes to economic conditions may have an impact on these receivables. We monitor economic conditions on a quarterly basis to determine if changes to the reserve are deemed necessary.
Inventory
Inventory consisting of finished goods, primarily medical products, are stated at the lower of cost or net realizable values on an average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Income and Comprehensive Income for the respective period. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets’ estimated useful lives. See Note 8 - Supplemental Balance Sheet Information.
Costs associated with internally developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally developed software of $77.0 million and $88.3 million during the years ended June 30, 2021 and 2020, respectively.
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
Under accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then the Company is required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.
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

The Company’s most recent annual impairment testing as of April 1, 2021 consisted of a quantitative assessment and did not result in any goodwill impairment charges.
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized on a straight-line basis, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company’s contract costs are included in other assets in the Consolidated Balance Sheets, while the associated amortization related to sales commissions is included in selling, general and administrative expenses and the associated amortization related to implementation costs is included in cost of revenue in the Consolidated Statements of Income and Comprehensive Income.
Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or member payments received prior to fulfillment of the Company’s revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for Company-hosted SaaS applications are deferred until the customer’s unique data records have been incorporated into the underlying software database, or until customer site-specific software has been implemented and the customer has access to the software. Deferred consulting fees arise upon invoicing to customers prior to services being performed.
Deferred Compensation Plan Assets and Related Liabilities
The Company maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of the tax limits applicable to the Company’s 401(k) plan. The amounts deferred are invested in assets at the direction of the employee. Company assets designated to pay benefits under the plan are held by a rabbi trust and are subject to the general creditors of the Company.
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion, $5.5 million and $3.4 million at June 30, 2021 and 2020, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2021 and 2020. The non-current portion of the deferred compensation plan assets, $59.6 million and $49.2 million at June 30, 2021 and 2020, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2021 and 2020. Realized and unrealized gains of $12.7 million, $3.9 million and $2.5 million on plan assets as of the years ended June 30, 2021, 2020 and 2019, respectively, are included in the “Other income (expense), net” line item in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense from the change in the corresponding liability of $12.7 million, $3.9 million and $2.5 million, respectively, are included in the “Selling, general and administrative” expense line item in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2021, 2020 and 2019, respectively.

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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent and initial direct costs, if incurred. The Company’s leases generally do not include an implicit rate; therefore, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the transition date. The related lease expense is recognized on a straight-line basis over the lease term.
TRA
On August 10, 2020, the Company exercised its right to terminate the tax receivable agreement (“TRA”) entered into as of September 25, 2013 and effective as of October 1, 2013 by and among the Company and the former limited partners of Premier LP by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020.
Prior to termination of the TRA, the Company recorded TRA liabilities based on 85% of the estimated amount of tax savings it expected to receive, generally over a 15-year period, which were attributable to the initial purchase of Class B common units from the member owners made concurrently with the IPO and subsequent exchanges by member owners of Class B common units into Class A common stock or cash. Tax payments made under the TRA were made to the member owners as we realized tax benefits. Determining the estimated amount of tax savings the Company expected to receive required judgment as deductibility of goodwill amortization expense was not assured and the estimate of tax savings was dependent upon the actual realization of the tax benefit and the tax rates in effect at that time.
Redeemable Limited Partners’ Capital
On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion representing the fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid-in capital as a component of permanent equity.
On August 11, 2020, pursuant to the Merger Agreement, the Company (i) effectuated the Merger, (ii) canceled and automatically converted each of the issued and outstanding Class B common units into a right to receive one share of the Company’s Class A common stock and (iii) in conjunction with the Merger, canceled all of the issued and outstanding shares of Class B common stock. As a result, Premier, Inc. is the sole owner of Premier LP.
Prior to July 31, 2020, the Company recorded redeemable limited partners’ capital as temporary equity in the mezzanine section of the Consolidated Balance Sheets at the redemption amount, which represented the greater of the book value or redemption amount of Class B common units per the Amended and Restated Limited Partnership Agreement, as amended (“LP Agreement’) at the reporting date.
Distributions to Limited Partners under the LP Agreement
On August 11, 2020, Premier, Inc. became the sole owner of Premier LP as a result of the execution of the Merger Agreement.
Prior to August 11, 2020, Premier LP made distributions to Premier, Inc. as the general partner and to the limited partners in the form of a legal partnership income distribution governed by the terms of the LP Agreement. The general partner distribution was based on the general partner’s ownership in Premier LP. The limited partner distributions were based on the limited partners’ ownership in Premier LP and relative participation across Premier service offerings. While the limited partner distributions were partially based on relative participation across Premier service offerings, the actual distribution was not solely based on revenue generated from an individual partner’s participation as distributions were based on the net income or loss of the partnership which encompassed the operating expenses of the partnership as well as income or loss generated by non-owner members’ participation in Premier’s service offerings. To the extent Premier LP incurred a net loss, the partners did not receive a quarterly distribution.
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
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to the Company’s members. Revenue is generated through administrative fees received from suppliers and is included in service revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.
The Company, through its GPO programs, aggregates member purchasing power to negotiate pricing discounts and improve contract terms with suppliers. Contracted suppliers pay the Company administrative fees which generally represent 1% to 3% of the purchase price of goods and services sold to members under the contracts the Company has negotiated. Administrative fees are variable consideration and are recognized as earned based upon estimated purchases by the Company’s members utilizing analytics based on historical member spend and updates for current trends and expectations. Administrative fees are estimated due to the difference in timing of when a member purchases on a supplier contract and when the Company receives the purchasing information. Member and supplier contracts substantiate persuasive evidence of an arrangement. The Company does not take title to the underlying equipment or products purchased by members through its GPO supplier contracts. Administrative fee revenue receivable is included in contract assets in the accompanying Consolidated Balance Sheets.
The Company pays a revenue share equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with the Company using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.

Product Revenue
Direct sourcing generates revenue primarily through products sold to the Company’s members, other customers or distributors. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Other Services and Support Revenue
Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, performance improvement collaboratives and other service subscriptions, professional fees for consulting services, insurance services management fees and commissions from group-sponsored insurance programs, third-party administrator fees for the Contigo Health – direct to employer business and customer fees for the Remitra – electronic invoicing and payables platform.
SaaS-based clinical analytics subscriptions include the right to use the Company’s proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company’s hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the license, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Revenue from performance improvement collaboratives and other service subscriptions that support the Company’s offerings in cost management, quality and safety, and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives and other services subscriptions revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
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

Third party administrator fees for the Contigo Health – direct to employer business consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Revenue for the Remitra – electronic invoicing and payables platform primarily consists of fees from customers who are participating in services such as electronic invoicing and tracking. Fees are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
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
Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and capitalized implementation services related to SaaS informatics products. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software.
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
Research and development expenses consist of employee-related compensation and benefits expenses, and third-party consulting fees of technology professionals, incurred to develop, support and maintain the Company’s software-related products and services.
Amortization of purchased intangible assets includes the amortization of all identified definite-lived intangible assets resulting from acquisitions.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income and were $4.8 million, $5.0 million and $4.8 million for the years ended June 30, 2021, 2020 and 2019, respectively.
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

In determining the Company’s tax expense for financial reporting purposes, the Company establishes a reserve when there are transactions, calculations, and tax filing positions for which the tax determination is uncertain, and it is more likely than not that such positions would not be sustained upon examinations.
The Company adjusts its tax reserve estimates periodically based on the changes in facts and circumstances, such as ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserve and related estimated interest charges that are considered appropriate. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ deficit during a period from non-owner sources. Net income and other comprehensive income are reported, net of their related tax effect, to arrive at comprehensive income.
Basic and Diluted Earnings (Loss) per Share (“EPS”)
Basic EPS is calculated by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of such inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”), which improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU 2018-13 effective July 1, 2020 and has updated the financial statements accordingly to reflect the updates in the disclosure requirements (see Note 6 - Fair Value Measurements). The implementation of ASU 2018-13 did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, (“ASU 2018-15”), which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. The Company adopted ASU 2018-15 effective July 1, 2020 on a prospective basis. The implementation of ASU 2018-15 did not have a material effect on the Company’s consolidated financial statements.
(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company, through Premier IDS, acquired substantially all the assets and assumed certain liabilities of IDS for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility.
The Company has accounted for the IDS acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS acquisition resulted in the recognition of $57.7 million of goodwill (see Note 9 - Goodwill and Intangible Assets) attributable to the anticipated profitability of IDS. The IDS acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The initial purchase price allocation for the IDS acquisition is preliminary and subject to changes in the valuation of the assets acquired and liabilities assumed. IDS will be integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
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
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
Acquisition of Acurity and Nexera Assets
On February 28, 2020, the Company acquired substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”). The Company agreed to pay an aggregate amount of $291.5 million, of which $166.1 million was paid at closing with borrowings under the Credit Facility. An additional $120.0 million is to be paid in four equal annual installments of $30.0 million on or about June 30, 2021, 2022, 2023 and 2024 of which the first annual installment was paid as of June 30, 2021. Additionally, $4.7 million was paid to GNYHA during the year ended June 30, 2021 for the final payment related to GNYHA’s TRA.
In addition, the asset purchase agreement provides an earn-out opportunity for Acurity, Inc. of up to $30.0 million based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and GNYHA based on prevailing market conditions in December 2023. As of June 30, 2021, the fair value of the earn-out liability was $24.2 million (see Note 6 - Fair Value Measurements).
Prior to entering into the purchase agreement, Acurity, Inc. agreed to provide one-time rebates of $93.8 million to certain of its then members based on their pre-closing purchasing volume. The Company concluded that these one-time rebates should be excluded from the purchase price and capitalized as prepaid contract administrative fee share at closing (“Acurity prepaid contract administrative fee share”). As a result, the total fair value of consideration paid as part of the acquisition was $202.6 million.
The purchase price allocation was finalized during the three months ended September 30, 2020.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
Acquisition of Medpricer
On October 28, 2019, the Company, through its consolidated subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), acquired all of the outstanding capital stock in Medpricer.com, Inc. (“Medpricer”) for an adjusted purchase price of $38.5 million. The transaction was funded with borrowings under the Credit Facility.
The acquisition provided the sellers an earn-out opportunity of up to $5.0 million based on Medpricer’s achievement of a revenue target for the calendar year ended December 31, 2020. The fair value of the earn-out liability of $4.8 million was paid as of June 30, 2021.
The purchase price allocation was finalized during the three months ended September 30, 2020.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.

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
As of June 30, 2020, the Company had completed the wind down and exit from the specialty pharmacy business and had no net income or loss from discontinued operations for the year ended June 30, 2021.
The following table summarizes the major components of net loss from discontinued operations for the years ended June 30, 2020 and 2019 (in thousands):

	Year Ended June 30,
	2020	2019
Net revenue	$—	$428,493
Cost of revenue	—	417,524
Gross profit	—	10,969
Selling, general and administrative expense	—	23,588
Amortization of purchased intangible assets	—	2,425
Operating expenses	—	26,013
Operating loss from discontinued operations	—	(15,044)
Net (gain) loss on disposal and impairment of assets	(1,697)	61,219
Income (loss) from discontinued operations before income taxes	1,697	(76,263)
Income tax expense (benefit)	643	(25,665)
Income (loss) from discontinued operations, net of tax	1,054	(50,598)
Net income (loss) from discontinued operations attributable to non-controlling interest in Premier LP	(498)	25,948
Net income (loss) from discontinued operations attributable to stockholders	$556	$(24,650)
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
	June 30,		Year Ended June 30,
	2021	2020	2021	2020	2019
FFF	$120,548	$109,204	$11,344	$12,299	$5,102
Prestige	14,478	11,194	8,856	—	—
Other investments	18,198	12,937	873	238	556
Total investments	$153,224	$133,335	$21,073	$12,537	$5,658
The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at June 30, 2021 and 2020. The Company records the fair value of the FFF Put and Call Rights in the accompanying Consolidated Balance Sheets (see Note 6 - Fair Value Measurements and Note 21 - Subsequent Events for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at June 30, 2021. The Company owns approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any unconsolidated subsidiaries are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (unconsolidated subsidiaries in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of unconsolidated subsidiaries in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.
As of June 30, 2021 and 2020, the Company held one unconsolidated investment whose assets represented greater than 10% of its total assets.
As of June 30, 2019, the Company had no investments that exceeded 10% in any of the three tests.

The following tables show summarized unaudited financial information for FFF, which met the 10% asset test for the years ended June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Total current assets	$635,642	$762,608
Total non-current assets	86,783	95,444
Total current liabilities	348,477	486,210
Total non-current liabilities	251,866	273,599
Non-controlling equity	59,820	48,139

	Year Ended June 30,
	2021	2020	2019
Revenue	$2,047,494	$1,990,282	$1,840,462
Gross profit	122,890	108,733	85,232
Income from operations	41,643	35,624	21,680
Net income	23,841	22,565	11,872
Net income attributable to non-controlling interest	11,682	11,057	5,817

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	65,051	65,051	—	—
Total assets	65,126	65,126	—	—
Earn-out liabilities	24,249	—	—	24,249
FFF put right	64,110	—	—	64,110
Total liabilities	$88,359	$—	$—	$88,359

June 30, 2020
Cash equivalents	$13,272	$13,272	$—	$—
Deferred compensation plan assets	52,538	52,538	—	—
Total assets	65,810	65,810	—	—
Earn-out liabilities	33,151	—	—	33,151
FFF put right	36,758	—	—	36,758
Total liabilities	$69,909	$—	$—	$69,909
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.5 million and $3.4 million at June 30, 2021 and 2020, respectively) was included in the “Prepaid expenses and other current assets” line item in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
In connection with the Company’s equity investment in FFF, the Company entered into a shareholders’ agreement that provides, among other things, that, as of June 30, 2021, the majority shareholder of FFF held a put right that required the Company to purchase the majority shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023 (the “Put Right”). Any required purchase by the Company upon exercise of the Put Right by FFF’s majority shareholder was required to be made at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents (“Equity Value per Share”). On July 29, 2021, the Company executed an amendment to the FFF shareholders’ agreement which resulted in the termination of the Put Right. See Note 21 - Subsequent Events for further information.
In the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after (i) the date of a Key Man Event or (ii) January 30, 2021 (the “Call Right”, together with the Put Right, the “Put and Call Rights”). As of June 30, 2021 and 2020, the Call Right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the Equity Value per Share.
The fair values of the FFF Put and Call Rights at June 30, 2021 and 2020 were determined using a Monte Carlo simulation in a risk-neutral framework based on the Equity Value per Share calculation using unobservable inputs, which included the estimated FFF Put and Call Rights’ expiration dates, the forecast of the FFF EBITDA and enterprise value over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. FFF’s enterprise value over the option period was valued utilizing expected annual FFF EBITDA and revenue growth rates, among other assumptions. The resulting FFF enterprise value was an assumption utilized in the valuation of the Put and Call Rights. Significant increases to weighted average cost of capital, business enterprise value, correlation and credit spread could significantly decrease the liability while a significant increase to asset volatility, FFF EBITDA growth rate and revenue growth rate could significantly increase the liability.
The Company utilized the following assumptions to estimate the fair value of FFF Put and Call Rights:

	June 30,
	2021	2020
Annual FFF EBITDA growth rate	2.5-10.8%	2.5-26.5%
Annual revenue growth rate	2.5-6.3%	1.4-14.4%
Correlation	80.0%	80.0%
Weighted average cost of capital	14.0%	14.5%
Asset volatility	30.0%	28.0%
Credit spread	0.8%	1.7%
The significant assumptions using the Monte Carlo simulation approach for valuation of the Put and Call Rights are:
(i)Annual FFF EBITDA growth rate: The forecasted FFF EBITDA growth range over six years;
(ii)Annual revenue growth rate: The forecasted revenue growth range over six years;
(iii)Correlation: The estimated correlation between future Business Enterprise Value and FFF EBITDA;
(iv)Weighted average cost of capital: The expected rate paid to security holders to finance debt and equity;
(v)Asset volatility: Based on the asset volatility of guideline public companies in the healthcare industry; and
(vi)Credit spread: Based on term-matched BBB yield curve.
The Company recorded the FFF Put and Call Rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Consolidated Balance Sheets. Net changes in the fair values of the FFF Put and Call Rights were recorded within “Other (expense) income, net” line item in the accompanying Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition and the acquisitions of Stanson Health, Inc. (“Stanson”) in November 2018 and Medpricer in October 2020. The earn-out liability associated with the Acurity and Nexera asset acquisition was classified as Level 3 of the fair value hierarchy. The full earn-outs associated with the Stanson and Medpricer acquisitions were paid to their former employees and shareholders as of June 30, 2021.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the respective acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 0.9% and 1.0% at June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at June 30, 2021 and 2020 was $24.2 million and $22.7 million, respectively.

Acurity and Nexera Earn-out (a)

	As of June 30,
Input assumptions	2021	2020
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	0.9%	1.0%
_________________________________
(a) The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s FFF Put and Call Rights and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	Gain (Loss)	Ending Balance
Year Ended June 30, 2021
Earn-out liabilities	$33,151	$(13,733)	$(4,831)	$24,249
FFF put right	36,758	—	(27,352)	64,110
Total Level 3 liabilities	$69,909	$(13,733)	$(32,183)	$88,359

Year Ended June 30, 2020
FFF call right	$204	$—	$(204)	$—
Total Level 3 assets	204	—	(204)	—
Earn-out liabilities	6,816	26,481	146	33,151
FFF put right	41,652	—	4,894	36,758
Total Level 3 liabilities	$48,468	$26,481	$5,040	$69,909
Non-Recurring Fair Value Measurements
During the year ended June 30, 2021, the Company recorded non-interest bearing notes payable to members resulting from the deferral of the early termination payments associated with the termination of the TRA as part of the August 2020 restructuring. These notes include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 10 - Debt and Notes Payable).
During the year ended June 30, 2021, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the IDS acquisition was determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million and $0.2 million at June 30, 2021 and 2020, respectively, based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 10 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. Contract assets increased by $51.6 million during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to increased gross administrative fees driven by higher members’ purchases and the acceleration of revenue recognition from licensing contracts in Performance Services. The acceleration of revenue recognition from licensing contracts represents performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed. Revenue share obligations increased by $81.1 million during the year ended June 30, 2021 compared to the year ended June 30, 2020 primarily due to the underlying revenue share arrangements which include a higher average revenue fee share percentage as a result of amendments to the GPO participation agreements, effective July 1, 2020.
Revenue recognized during the year ended June 30, 2021 that was included in the opening balance of deferred revenue at June 30, 2020 was $18.0 million, which is a result of satisfying performance obligations within the Performance Services segment.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, SaaS subscription fees, maintenance and support fees, and professional fees for consulting services).
The reduction to net revenue recognized during the year ended June 30, 2021 from performance obligations that were satisfied or partially satisfied on or before June 30, 2020 was $2.9 million. The reduction in net revenue recognized was driven by $3.3 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business partially offset by $0.4 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
The reduction to net revenue recognized during the year ended June 30, 2020 from performance obligations that were satisfied or partially satisfied on or before June 30, 2019 was $2.3 million. The reduction in net revenue recognized was driven by $8.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business partially offset by $5.9 million of net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $574.7 million. The Company expects to recognize 46% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include costs associated with implementing SaaS informatics tools and sales commissions. At June 30, 2021, the Company had $21.7 million in capitalized contract costs, including $10.2 million related to implementation costs and $11.5 million related to sales commissions. The Company recognized $7.6 million of related amortization expense for the year ended June 30, 2021.
At June 30, 2020, the Company had $18.6 million in capitalized contract costs, including $9.9 million related to implementation costs and $8.7 million related to sales commissions. The Company recognized $7.4 million of related amortization expense for the year ended June 30, 2020.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted of amounts due from hospital and healthcare system members as well as non-healthcare customers services and products. Managed services receivable consisted of amounts receivable related to fees for services provided to members to support contract negotiation and administration, claims data, rebate processing and evaluation of pharmacy formulary and utilization.
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2021	2020
Trade accounts receivable	$131,246	$116,222
Managed services receivable	11,972	19,057
Other	513	515
Total accounts receivable	143,731	135,794
Allowance for credit losses	(2,284)	(731)
Accounts receivable, net	$141,447	$135,063
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2021	2020
Capitalized software	2-5 years	$653,515	$569,298
Computer hardware	3-5 years	62,930	63,244
Furniture and other equipment	5 years	7,097	7,913
Leasehold improvements	Lesser of estimated useful life or term of lease	19,061	18,882
Total property and equipment		742,603	659,337
Accumulated depreciation and amortization		(518,332)	(452,609)
Property and equipment, net		$224,271	$206,728
Depreciation and amortization expense related to property and equipment was $76.3 million, $97.3 million and $86.9 million for the years ended June 30, 2021, 2020 and 2019, respectively. Unamortized capitalized software costs was $178.4 million and $159.6 million at June 30, 2021 and 2020, respectively.
During the year ended June 30, 2019, the Company incurred a $6.3 million loss on disposal of long-lived assets associated with assets of the Corporate segment that supported the specialty pharmacy business, which were disposed in connection with the sale of certain assets and wind down and exit from the specialty pharmacy business (see Note 4 - Discontinued Operations and Exit Activities for further information). The Company did not incur a material loss on disposal of long-lived assets during the years ended June 30, 2021 and 2020.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2021	2020
Acurity prepaid contract administrative fee share, less current portion	$48,498	$67,897
Capitalized contract costs	21,686	18,601
Deferred loan costs, net	1,499	2,141
Other	5,265	5,041
Total other long-term assets	$76,948	$93,680

The Company capitalized the one-time rebates pursuant to the purchase agreement with Acurity, Inc. as prepaid contract administrative fee share. See Note 3 - Business Acquisitions for further information.
Contract costs include capitalized sales commissions and implementation costs. See Note 7 - Contract Balances for further information.
The Company recorded $0.6 million in amortization expense on deferred loan costs for each of the years ended June 30, 2021, 2020 and 2019. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest expense and investment income, net in the Consolidated Statements of Income and Comprehensive Income.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2021	2020
FFF put right	$64,110	$36,758
Earn-out liability, less current portion	24,249	22,700
Reserve for uncertain tax positions	18,524	16,163
Other	5,518	37
Total other long-term liabilities	$112,401	$75,658
Pursuant to an amended and restated shareholders’ agreement entered into in connection with the Company’s equity investment in FFF (see Note 5 - Investments), the majority shareholder of FFF obtained the Put Right (see Note 6 - Fair Value Measurements). On July 29, 2021, the Company executed an amendment to the FFF shareholders’ agreement which resulted in the termination of the Put Right. See Note 21 - Subsequent Events for further information.
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition and the Stanson and Medpricer acquisitions. The full earn-outs associated with the Stanson and Medpricer acquisitions were paid to former employees and shareholders as of June 30, 2021. See Note 6 - Fair Value Measurements for further information.
(9) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2020	$387,722	$554,243	$941,965
Acquisition of businesses and assets	—	57,650	57,650
Adjustments to acquisition purchase price	780	(482)	298
June 30, 2021	$388,502	$611,411	$999,913
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

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2021	2020
Member relationships	14.7 years	$386,100	$386,100
Technology	6.1 years	186,017	164,117
Customer relationships	9.6 years	70,830	70,830
Trade names	7.4 years	24,610	24,160
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	10.2 years	7,682	6,060
Total intangible assets		686,554	662,582
Accumulated amortization		(289,912)	(245,160)
Total intangible assets, net		$396,642	$417,422
_________________________________
(a)Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
Total intangible assets increased due to the IDS acquisition (see Note 3 - Business Acquisitions). Intangible asset amortization expense was $44.8 million, $55.5 million and $53.3 million for the years ended June 30, 2021, 2020 and 2019, respectively.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2022	$42,873
2023	41,492
2024	40,321
2025	36,447
2026	34,920
Thereafter	199,589
Total amortization expense	$395,642
The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2021	2020
Supply Chain Services	$334,038	$364,647
Performance Services (a)	62,604	52,775
Total intangible assets, net	$396,642	$417,422
_________________________________
(a)Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.

(10) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	June 30,
	2021	2020
Credit Facility	$75,000	$75,000
Notes payable to members	394,943	—
Other notes payable	8,628	9,200
Total debt and notes payable	478,571	84,200
Less: current portion	(174,243)	(79,560)
Total long-term debt and notes payable	$304,328	$4,640
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018 (the “Credit Facility”). The Credit Facility has a maturity date of November 9, 2023, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increases. The Credit Facility includes an unconditional and irrevocable guaranty of all obligations under the Credit Facility by Premier GP, certain domestic subsidiaries of Premier GP and future guarantors, if any, Premier, Inc. is not a guarantor under the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At June 30, 2021, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.080%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2021, the commitment fee was 0.100%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Premier GP was in compliance with all such covenants at June 30, 2021. The Credit Facility also contains customary events of default, including cross-defaults of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to any then existing stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. During the year ended June 30, 2021, the Company borrowed and repaid $225.0 million of borrowings under the Credit Facility. The Company had $75.0 million in outstanding borrowings under the Credit Facility at June 30, 2021 with $924.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. Subsequent to June 30, 2021, we repaid the $75.0 million of outstanding borrowings under the Credit Facility.
During the year ended June 30, 2021, interest expense on borrowings under the Credit Facility and interest paid during the period was $2.2 million.
Notes Payable
Notes Payable to Members
On August 10, 2020, the Company exercised its right to terminate the TRA by providing all former LPs a notice of the termination and the amount of the expected payment to be made to each LP pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”) with a determination date of August 10, 2020 (the “Determination Date”). The valuation of the Early Termination Payment is based on the average of the closing prices of a share of Class A common stock on the stock exchange over the 20 trading days ending three days prior to the Determination Date. The aggregate amount of the Early Termination Payments was $472.6 million. Of that amount, $10.5 million was paid on September 15, 2020, to LPs that did not elect to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with the Company’s August 2020 restructuring. The remaining amount payable, $462.1 million in the aggregate, will be paid, without interest, to certain LPs that elected to execute a Unit Exchange Agreement, which deferred the Early Termination Payments over 18 quarterly installments commencing during the quarter ended March 31, 2021 and ending in the quarter ending June 30, 2025. While non-interest bearing, pursuant to GAAP requirements, the notes payable to members were recorded net of imputed interest of 1.8%. During the year ended June 30, 2021, the Company paid $51.3 million to members including imputed interest of $7.3 million.
At June 30, 2021, the Company had $394.9 million of notes payable to members, net of discounts on notes payable of $15.8 million, of which $95.9 million was recorded to current portion of notes payable to members in the accompanying Consolidated Balance Sheets.
Other
At June 30, 2021 and 2020, the Company had $8.6 million and $9.2 million in other notes payable, respectively, of which $3.3 million and $4.6 million, respectively, were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2021 are as follows (in thousands):

2022	$105,980
2023	105,738
2024	104,231
2025	103,419
2026	—
Total principal payments	$419,368
(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
On July 31, 2020, after the resignation of three directors affiliated with the Company’s members, the Board of Directors consisted of fifteen (15) directors, comprised of eight (8) independent directors, six (6) member-directors and the Company’s Chief Executive Officer, thus having a majority of independent directors on the Board of Directors. Since the member-directors no longer comprised a majority of the Board of Directors, as of July 31, 2020, the limited partner’s redemption feature was under the control of the Company (not the holders of Class B common units). As a result, $1.8 billion, representing the fair value of redeemable limited partners’ capital at July 31, 2020, was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid-in capital as a component of permanent equity.
For the years ended June 30, 2021, 2020 and 2019, the Company recorded adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Consolidated Statements of Income and Comprehensive Income in the amounts of $(26.7) million, $468.3 million and $(118.1) million, respectively. With respect to the year ended June 30, 2021, no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded subsequent to July 31, 2020 in the accompanying Consolidated Statements of Income and Comprehensive Income. Refer to “Company Structure and Restructuring” in Note 1 - Organization and Basis of Presentation.

The table below provides a summary of the changes in the redeemable limited partners’ capital for the years ended June 30, 2021, 2020 and 2019 (in thousands):

	Receivables From Limited Partners	Redeemable Limited Partners’ Capital	Total Redeemable Limited Partners’ Capital
June 30, 2018	$(2,205)	$2,922,615	$2,920,410
Distributions applied to receivables from limited partners	1,001	—	1,001
Redemption of limited partners	—	(1,819)	(1,819)
Net income attributable to non-controlling interest in Premier LP	—	174,959	174,959
Distributions to limited partners	—	(55,562)	(55,562)
Exchange of Class B common units for Class A common stock by member owners	—	(633,783)	(633,783)
Adjustment of redeemable limited partners' capital to redemption amount	—	118,064	118,064
June 30, 2019	(1,204)	2,524,474	2,523,270
Distributions applied to receivables from limited partners	209	—	209
Redemption of limited partners	—	(1,372)	(1,372)
Net income attributable to non-controlling interest in Premier LP	—	161,816	161,816
Non-controlling interest due to acquisition	—	9,004	9,004
Distributions to limited partners	—	(43,714)	(43,714)
Exchange of Class B common units for Class A common stock by member owners	—	(460,593)	(460,593)
Adjustment of redeemable limited partners' capital to redemption amount	—	(468,311)	(468,311)
June 30, 2020	(995)	1,721,304	1,720,309
Distributions applied to receivables from limited partners	141	—	141
Net income attributable to non-controlling interest in Premier LP	—	11,845	11,845
Distributions to limited partners	—	(1,936)	(1,936)
Exchange of Class B common units for Class A common stock by member owners	—	(2,437)	(2,437)
Adjustment of redeemable limited partners' capital to redemption amount	—	26,685	26,685
Reclassification to permanent equity	854	(1,755,461)	(1,754,607)
June 30, 2021	$—	$—	$—
Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, each limited partner had the cumulative right to exchange up to one-seventh of its initial allocation of Class B common units for shares of Class A common stock, cash or a combination of both, the form of consideration to be at the discretion of the Company’s Audit and Compliance Committee of the Board of Directors. During the year ended June 30, 2021, the Company recorded total reductions of $2.4 million to redeemable limited partners’ capital prior to the August 2020 restructuring to reflect the exchange of 0.1 million Class B common units and surrender of associated shares of Class B common stock by member owners for a like number of shares of the Company’s Class A common stock (see Note 13 - Earnings (Loss) Per Share for more information). On August 11, 2020, the Exchange Agreement was terminated in connection with the August 2020 restructuring as discussed in Note 1 - Organization and Basis of Presentation.
Quarterly exchanges during the current fiscal year were as follows (in thousands, except Class B common units):

Date of Quarterly Exchange	Number of Class B Common Units Exchanged	Reduction in Redeemable Limited Partners’ Capital
July 31, 2020	69,684	$2,437
As a result of the August 2020 restructuring, there were no quarterly exchanges subsequent to the July 31, 2020 exchange.
(12) STOCKHOLDERS' EQUITY
As of June 30, 2021, there were 122,533,051 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.

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
On July 31, 2020, $1.8 billion, representing the fair value of redeemable limited partners’ capital on July 31, 2020, was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid-in capital as a component of permanent equity. Refer to Note 11 - Redeemable Limited Partners' Capital for further discussion.
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
During 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.19 per share of the Company’s outstanding common stock, which were paid on September 15, 2020, December 15, 2020, March 15, 2021 and June 15, 2021. On August 5, 2021, the Board of Directors declared a cash dividend of $0.20 per share, payable on September 15, 2021 to stockholders of record on September 1, 2021.
(13) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners’ capital at the redemption amount, which was due to the exchange benefit obtained by former limited partners through the ownership of Class B common units. Except when the effect would be anti-dilutive, the diluted earnings (loss) per share calculation, which is calculated using the treasury stock method, includes the impact of shares that could be issued under the outstanding stock options, non-vested restricted stock units and awards, shares of non-vested performance share awards and the effect of the assumed redemption of Class B common units through the issuance of Class A common shares.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,
	2021	2020	2019
Numerator for basic earnings (loss) per share:
Net income from continuing operations attributable to stockholders (a)	$260,837	$598,119	$15,706
Net income (loss) from discontinued operations attributable to stockholders	—	556	(24,650)
Net income (loss) attributable to stockholders	$260,837	$598,675	$(8,944)

Numerator for diluted earnings (loss) per share:
Net income from continuing operations attributable to stockholders (a)	$260,837	$598,119	$15,706
Adjustment of redeemable limited partners' capital to redemption amount	—	(468,311)	—
Net income from continuing operations attributable to non-controlling interest	—	161,318	—
Net income from continuing operations	260,837	291,126	15,706
Tax effect on Premier, Inc. net income (b) (c)	—	(40,154)	—
Adjusted net income from continuing operations	$260,837	$250,972	$15,706

Net income (loss) from discontinued operations attributable to stockholders	$—	$556	$(24,650)
Net income from discontinued operations attributable to non-controlling interest	—	498	—
Adjusted net income (loss) from discontinued operations	$—	$1,054	$(24,650)

Adjusted net income (loss)	$260,837	$252,026	$(8,944)

Denominator for earnings (loss) per share:
Basic weighted average shares outstanding (d)	116,527	67,035	59,188
Effect of dilutive securities: (e)
Stock options	301	329	577
Restricted stock	376	248	297
Performance share awards	328	67	207
Class B shares outstanding	—	55,935	—
Diluted weighted average shares and assumed conversions	117,532	123,614	60,269

Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$2.24	$8.92	$0.27
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.42)
Basic earnings (loss) per share attributable to stockholders	$2.24	$8.93	$(0.15)

Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$2.22	$2.03	$0.27
Diluted earnings (loss) per share from discontinued operations	—	0.01	(0.42)
Diluted earnings (loss) per share attributable to stockholders	$2.22	$2.04	$(0.15)
_________________________________

(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net income from continuing operations	$304,584	$291,126	$334,677
Net income from continuing operations attributable to non-controlling interest	(17,062)	(161,318)	(200,907)
Adjustment of redeemable limited partners’ capital to redemption amount	(26,685)	468,311	(118,064)
Net income from continuing operations attributable to stockholders	$260,837	$598,119	$15,706
(b)For the year ended June 30, 2021, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest in Premier LP, PRAM and DePre Holdings, LLC (“DPH”) was calculated as a component of the income tax provision for the year ended June 30, 2021.
(c)For the years ended June 30, 2020 and 2019, tax effect on Premier, Inc. net income represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier LP for the purpose of diluted earnings (loss) per share.
(d)Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested stock options, non-vested restricted stock, non-vested performance share awards and Class B shares outstanding for the years ended June 30, 2021, 2020 and 2019.
(e)For the year ended June 30, 2021, the effect of 1.8 million stock options and 5.6 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
For the year ended June 30, 2021, the effect of less than 0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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
Pursuant to the Exchange Agreement in place prior to the August 2020 restructuring, on a quarterly basis, the Company had the option, as determined by the Audit and Compliance Committee, to settle the exchange of Class B common units of Premier LP by member owners for cash, an equal number of Class A common shares of Premier, Inc. or a combination of cash and shares of Class A common stock. In connection with the exchange of Class B common units by member owners, regardless of the consideration used to settle the exchange, an equal number of shares of Premier’s Class B common stock were surrendered by member owners and retired (see Note 11 - Redeemable Limited Partners' Capital). On August 11, 2020, the Exchange Agreement was terminated in connection with the restructuring as discussed in Note 1 - Organization and Basis of Presentation.
The following table presents certain information regarding the exchange of Class B common units and associated Class B common stock for Premier’s Class A common stock and/or cash in connection with the quarterly exchange pursuant to the terms of the Exchange Agreement, including activity related to the Class A and Class B common units and Class A and Class B common stock through the date of the applicable quarterly exchange:

Quarterly Exchange by Member Owners	Class B Common Shares Retired Upon Exchange (a)	Class B Common Shares Outstanding After Exchange (a)	Class A Common Shares Outstanding After Exchange (b)	Percentage of Combined Voting Power Class B/Class A Common Stock
July 31, 2020	69,684	50,143,414	71,724,149	41%/59%
_________________________________
(a)The number of Class B common shares retired or outstanding are equivalent to the number of Class B common units retired upon exchange or outstanding after the exchange, as applicable.
(b)The number of Class A common shares outstanding after exchange also includes activity related to the Company’s equity incentive plan (see Note 14 - Stock-Based Compensation).
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the years ended June 30, 2021 and 2019 and 25% for the year ended June 30, 2020, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate which includes the impact of the Merger. See Note 16 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Pre-tax stock-based compensation expense (a)	$35,425	$20,706	$29,001
Deferred tax benefit (b)	6,167	3,014	6,296
Total stock-based compensation expense, net of tax	$29,258	$17,692	$22,705
_________________________________
(a)Pre-tax stock-based compensation expense attributable to discontinued operations is not included in the above table and was $0.5 million for the year ended June 30, 2019. For the years ended June 30, 2021 and June 30, 2020, there was no pre-tax stock-based compensation expense attributable to discontinued operations.
(b)For the year ended June 30, 2021, the deferred tax benefit was reduced by $3.0 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2021, there were approximately 5.3 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2021:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2020	681,538	$37.91	1,606,309	$37.58	2,544,137	$30.17
Granted	575,669	31.94	701,095	29.22	—	—
Vested/exercised	(201,630)	34.44	(161,544)	32.77	(340,737)	28.57
Forfeited	(65,276)	36.10	(414,858)	33.74	(40,394)	35.22
Outstanding at June 30, 2021	990,301	$35.27	1,731,002	$35.56	2,163,006	$30.32

Stock options outstanding and exercisable at June 30, 2021					2,163,006	$30.32
Restricted stock units issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will expire either after twelve months of an employee’s termination with Premier or immediately upon an employee’s termination with Premier, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at June 30, 2021 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$14,286	1.89 years
Performance share awards	19,734	1.62 years
Stock options	—	0.00 years
Total unrecognized stock-based compensation expense	$34,020	1.7 years

The aggregate intrinsic value of stock options at June 30, 2021 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$10,011
Expected to vest	—
Total outstanding	$10,011

Exercised during the year ended June 30, 2021	$2,127
(15) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the total contributions, not to exceed certain limits. The Company’s 401(k) expense related to such matching of employee contributions was $11.2 million, $10.1 million and $9.4 million for the years ended June 30, 2021, 2020 and 2019, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(16) INCOME TAXES
At the consummation of the Merger on August 11, 2020, the Company simplified its tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for federal income tax purposes. As a result, the Company recorded a one-time deferred tax benefit of $108.8 million, primarily driven by deferred tax remeasurement due to tax rate changes and a valuation allowance release.
Significant components of consolidated income tax (benefit) expense are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Current:
Federal	$22,356	$11,394	$16,832
State	7,393	12,545	4,752
Total current tax expense	29,749	23,939	21,584
Deferred:
Federal	22,165	35,768	10,493
State	(105,857)	32,854	1,385
Total deferred tax (benefit) expense	(83,692)	68,622	11,878
Total income tax (benefit) expense	$(53,943)	$92,561	$33,462

The reconciliation between the Company’s income tax (benefit) expense and taxes computed at the federal statutory tax rate of 21.0% for fiscal years ended 2021, 2020 and 2019, is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Tax at federal statutory rate	$52,635	$80,814	$77,309
Partnership income not subject to tax	(4,375)	(40,154)	(50,333)
State taxes (net of federal benefit)	9,880	7,072	9,884
Remeasurement adjustments and other permanent items	7,124	(1,570)	3,300
Change in valuation allowance	(25,328)	12,472	(3,030)
Deferred tax remeasurement	(113,213)	34,447	(1,814)
Uncertain tax position	1,293	7,472	(1,417)
Change in tax status	19,514	—	—
Other	(1,473)	(7,992)	(437)
Total income tax (benefit) expense	$(53,943)	$92,561	$33,462
Effective tax rate	(21.5)%	24.1%	9.1%
The fiscal year 2021 effective tax rate of (21.5)% differs from the statutory income tax rate of 21.0% primarily driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Merger.
The fiscal year 2020 effective tax rate of 24.1% differs from the statutory income tax rate of 21.0% primarily due to the remeasurement of deferred tax assets and liabilities as a result of a change to the State of North Carolina income tax law, partially offset by Premier LP income which is not subject to federal, state and local income taxes.
The fiscal year 2019 effective tax rate of 9.1% differs from the statutory income tax rate of 21.0% largely driven by Premier LP income which is not subject to federal, state, and local income taxes.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2021 and 2020 are presented below (in thousands):

	June 30,
	2021	2020
Deferred tax asset
Partnership basis differences in Premier LP (a)	$—	$425,365
Purchased intangible assets and depreciation (a)	689,810	—
Stock compensation	16,943	14,026
Accrued expenses	41,474	12,973
Net operating losses and credits	66,782	89,660
Other	22,513	15,597
Total deferred tax assets	837,522	557,621
Valuation allowance for deferred tax assets	(35,913)	(61,241)
Net deferred tax assets	801,609	496,380
Deferred tax liability
Purchased intangible assets and depreciation	—	(64,211)
Other liabilities	(19,785)	(19,651)
Net deferred tax asset	$781,824	$412,518
_________________________________
(a) On August 11, 2020, as a result of the Merger, the Company effected a change in the tax status of Premier LP from a partnership to a corporation. Prior to the tax status change, the Company had a deferred tax asset for the difference in the book and tax basis of its investment in Premier LP. Following the tax status change, the Company’s deferred tax balances reflect differences in the book and tax bases of the individual assets and liabilities in Premier LP.

As of June 30, 2021, and 2020, the Company had net deferred tax assets of $781.8 million and $412.5 million, respectively. The increase is largely attributable to deferred tax assets recorded in connection with the final exchange of Class B common units that occurred on August 11, 2020, as a result of the aforementioned Merger.
At June 30, 2021, the Company had federal and state net operating loss carryforwards of $224.0 million and $208.4 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets are $47.0 million and $9.3 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2019 expire between the years ending June 30, 2022 through June 30, 2038 while the net operating losses generated in fiscal year 2019 and beyond can be carried forward indefinitely, until utilized. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2021, the Company had federal research and development credit carryforwards of $12.8 million. The federal credit carryforwards expire at various times between the years ended June 30, 2022 through June 30, 2040, until utilized. A valuation allowance was established as the Company believes it is more likely than not that all or a portion of the federal and state credit carryforwards will not be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $35.9 million against its deferred tax assets at June 30, 2021. The valuation allowance decreased by $25.3 million from the $61.2 million valuation allowance recorded as of June 30, 2020. The decrease is primarily driven by the utilization of the net operating loss carryforward as a result of the current year’s taxable income and the aforementioned Merger.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company’s uncertain tax position reserves for the years ended June 30, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Beginning of year balance	$15,596	$8,266	$18,479
Increases in prior period tax positions	111	7,734	66
Decreases in prior period tax positions	—	(48)	(11,867)
Reductions on settlements and lapse in statute of limitations	(27)	(2,276)	(27)
Increases in current period tax positions	1,024	1,920	1,615
End of year balance	$16,704	$15,596	$8,266
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision would be impacted by $14.8 million, $12.8 million and $6.2 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2021, 2020 and 2019, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $4.1 million, $2.5 million, and $1.0 million at 2021, 2020 and 2019, respectively.
Federal tax returns for tax years June 30, 2018 through 2020 remain open as of June 30, 2021. The Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.
The Company made cash tax payments of $44.0 million and $19.8 million during the years ended June 30, 2021 and 2020, respectively.

(17) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income and Comprehensive Income was $11.3 million, $12.3 million and $5.1 million for the years ended June 30, 2021, 2020 and 2019, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $6.0 million, $7.4 million and $8.0 million during the years ended June 30, 2021, 2020 and 2019, respectively.
(18) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $10.8 million, $12.3 million and $11.5 million for the years ended June 30, 2021, 2020 and 2019, respectively. As of June 30, 2021, the weighted average remaining lease term was 4.8 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2022	$11,738
2023	12,012
2024	12,145
2025	12,177
2026	8,878
Thereafter	1,293
Total future minimum lease payments	58,243
Less: imputed interest	5,289
Total operating lease liabilities (a)	$52,954
_________________________________
(a)As of June 30, 2021, total operating lease liabilities included $9.9 million within other liabilities, current in the Consolidated Balance Sheets.
Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. Furthermore, as a public company, the Company may become subject to shareholder derivative or other similar litigation. If current or future government regulations, including but not limited to those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to regulatory inquiries or investigations, enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company’s business, financial condition and results of operations.
(19) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management and direct sourcing activities. The Performance Services segment includes the Company’s clinical and cost analytics, consulting services, collaboratives, insurance management services, the Contigo Health – direct to employer business and the Remitra – electronic invoicing and payables platform.

The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net revenue:
Supply Chain Services
Net administrative fees	$572,700	$670,593	$662,462
Other services and support	26,812	12,225	8,561
Services	599,512	682,818	671,023
Products	744,122	269,945	184,157
Total Supply Chain Services (a)(b)	1,343,634	952,763	855,180
Performance Services (a)	377,518	346,829	362,458
Net revenue	$1,721,152	$1,299,592	$1,217,638
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue generated from our largest customer, a non-healthcare customer, which accounted for approximately 15% of our consolidated net revenues for the fiscal year ended June 30, 2021. The significant increase in revenue generated from our largest customer is due to the increase in products revenue primarily as of result of the COVID-19 pandemic.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (a):	2021	2020	2019
Supply Chain Services	$37,073	$25,968	$18,618
Performance Services	75,391	118,556	110,581
Corporate	8,598	8,303	10,965
Total depreciation and amortization expense	$121,062	$152,827	$140,164

Capital expenditures:
Supply Chain Services	$10,408	$7,143	$10,154
Performance Services	72,068	78,231	70,757
Corporate	6,400	9,023	12,474
Total capital expenditures	$88,876	$94,397	$93,385

	Year Ended June 30,
Total assets:	2021	2020
Supply Chain Services	$1,550,300	$1,483,751
Performance Services	1,043,608	930,968
Corporate	928,939	538,248
Total assets	3,522,847	2,952,967
Eliminations (b)	51	(4,452)
Total assets, net	$3,522,898	$2,948,515
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to the unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Income before income taxes	$250,641	$383,687	$368,139
Equity in net income of unconsolidated affiliates (a)	(21,073)	(12,537)	(5,658)
Interest and investment loss, net (b)	11,964	11,313	2,471
Gain (loss) on FFF put and call rights (c)	27,352	(4,690)	17
Other (income) expense	(11,967)	(4,153)	3,545
Operating income	256,917	373,620	368,514
Depreciation and amortization	76,309	97,297	86,879
Amortization of purchased intangible assets	44,753	55,530	53,285
Stock-based compensation (d)	35,915	21,132	29,396
Acquisition and disposition related expenses	18,095	19,319	13,154
Remeasurement of tax receivable agreement liabilities (e)	—	(24,584)	—
Equity in net income of unconsolidated affiliates (a)	21,073	12,537	5,658
Deferred compensation plan income (f)	12,745	3,904	2,546
Other income, net	7,423	5,285	1,610
Adjusted EBITDA	$473,230	$564,040	$561,042

Segment Adjusted EBITDA:
Supply Chain Services (g)	$467,868	$570,298	$548,029
Performance Services (g)	132,225	111,282	129,147
Corporate	(126,863)	(117,540)	(116,134)
Adjusted EBITDA	$473,230	$564,040	$561,042
_________________________________
(a)Refer to Note 5 - Investments for further information.
(b)Represents interest expense, net and investment income.
(c)Refer to Note 6 - Fair Value Measurements for more information.
(d)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.5 million for the year ended June 30, 2021 and $0.4 million for both of the years ended June 30, 2020 and 2019.
(e)The adjustments to TRA liabilities for the year ended June 30, 2020 are primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities and the TCJA, respectively.
(f)Represents realized and unrealized gains and dividend income on deferred compensation plan assets.
(g)Includes intersegment revenue which is eliminated in consolidation.

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2021 and 2020 (in thousands, except per share data):

	First	Second	Third	Fourth
Fiscal Year 2021	Quarter (a)	Quarter	Quarter	Quarter
Net revenue	$346,887	$422,827	$469,923	$481,515
Gross profit	194,709	210,983	211,807	219,835
Net income	157,528	44,904	51,444	50,708
Net income attributable to non-controlling interest	(11,845)	(935)	(3,123)	(1,159)
Adjustment of redeemable limited partners' capital to redemption amount	(26,685)	—	—	—
Net income attributable to stockholders	118,998	43,969	48,321	49,549

Weighted average shares outstanding:
Basic	99,575	122,127	122,254	122,341
Diluted	100,130	122,919	123,116	124,055
Earnings per share from continuing operations attributable to stockholders:
Basic	$1.20	$0.36	$0.40	$0.41
Diluted	$1.19	$0.36	$0.39	$0.40

	First	Second	Third	Fourth
Fiscal Year 2020	Quarter	Quarter	Quarter	Quarter
Net revenue	$302,410	$319,606	$334,823	$342,753
Gross profit	211,399	219,365	231,695	204,342
Net income from continuing operations	70,939	91,575	73,212	55,400
Loss from discontinued operations, net of tax	390	614	5	45
Net income	71,329	92,189	73,217	55,445
Net income attributable to non-controlling interest	(41,907)	(55,704)	(35,058)	(29,147)
Adjustment of redeemable limited partners' capital to redemption amount	694,309	(480,153)	302,569	(48,414)
Net income (loss) attributable to stockholders	723,731	(443,668)	340,728	(22,116)

Weighted average shares outstanding:
Basic	62,785	64,552	69,451	71,425
Diluted	126,632	64,552	122,470	71,425
Earnings (loss) per share from continuing operations attributable to stockholders:
Basic	$11.53	$(6.88)	$4.91	$(0.31)
Diluted	$0.49	$(6.88)	$0.54	$(0.31)
_________________________________
(a)During the fourth quarter of fiscal year 2021, the Company identified an error of $23.2 million to “Income tax (benefit) expense” resulting in additional income tax expense in the Condensed Consolidated Statements of Income and Comprehensive Income in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (“First Quarter 2021 Quarterly Report”). The error was the result of misclassification of certain tax assets that should have been derecognized due to the change in the tax status of Premier LP from a partnership to a corporation as a result of the August 2020 restructuring. The error was corrected in the fourth quarter of fiscal year 2021. In addition to the aforementioned impact on income tax (benefit) expense, the Company also adjusted the first quarter fiscal year 2021 unaudited net income and net income attributable to stockholders by the $23.2 million error to reflect the income tax expense in the proper period. The effect of the adjustment resulted in a $0.23 decrease to both basic and diluted earnings per share from continuing operations attributable to stockholders as reported in the First Quarter 2021 Quarterly Report.
(21) SUBSEQUENT EVENTS
On July 29, 2021, the Company executed an amendment to the FFF shareholders’ agreement resulting in the termination of the Put Right. The termination of the Put Right resulted in the derecognition of the Put Right liability and the recognition of a corresponding non-cash gain of $64.1 million in the first quarter of fiscal year 2022.

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our internal control over financial reporting was effective.
Management’s annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for Invoice Delivery Services, LP, substantially all the assets and certain liabilities of which were acquired or assumed during the year ended June 30, 2021 and included in our consolidated financial statements as of June 30, 2021 and for the period from the acquisition date through June 30, 2021. This acquisition accounted for 2% of total assets and less than 1% of total net revenues of the consolidated financial statements as of and for the year ended June 30, 2021.
The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Delinquent Section 16(a) Reports” and “Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Code of Ethics
We maintain a Corporate Code of Conduct for all of our employees and officers, including the principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and, where applicable, to directors. In addition, the Board of Directors is subject to a separate Board Code of Ethics and Board Conflict of Interest Policy (collectively, the “Board Codes”). The Corporate Code of Conduct, along with the Board Codes, can be found on our Investor Relations website at investors.premierinc.com under “Corporate Governance-Governance Documents.” A copy of the Corporate Code of Conduct is available to any stockholder who requests it by writing to Investor Relations, Premier, Inc., 13034 Ballantyne Corporate Place, Charlotte, North Carolina 28277. We will disclose any substantive amendments to, or waivers (for directors or executive officers) from, certain provisions (relating to one or more elements of Item 4.06(b) of Regulation S-K) of the Corporate Code of Conduct and Board Codes on our website promptly following the date of such amendment or waiver.
Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2018. The following table sets forth certain information as of June 30, 2021 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	4,884,309	$30.32	5,305,396
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,884,309	$30.32	5,305,396
_________________________________
(a)Assumes restricted stock unit (RSU), performance share (PSA) and stock option awards are paid at target. Actual shares awarded may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 14 - Stock-Based Compensation to our Consolidated Financial Statements.
(b)This calculation only reflects outstanding stock option awards.
(c)Reflects, as of June 30, 2021, shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
(v) Consolidated Statement of Cash Flows
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2021
Allowance for credit losses	$731	1,883	330	$2,284
Deferred tax assets valuation allowance	61,241	(25,328)	—	35,913

Year ended June 30, 2020
Allowance for credit losses	$739	669	677	$731
Deferred tax assets valuation allowance	48,769	12,472	—	61,241

Year ended June 30, 2019
Allowance for credit losses	$1,841	2,277	3,379	$739
Deferred tax assets valuation allowance	58,681	(3,030)	6,882	48,769
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

2.2
Agreement and Plan of Merger, dated as of August 11, 2020, by and among Premier Healthcare Alliance, L.P., BridgeCo, LLC and Premier, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 11, 2020)

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of October 24, 2019 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 25, 2019)
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
4.1.1	Description of Securities (Incorporated by reference to Exhibit 4.1.1 to our Annual Report on Form 10-K filed on August 25, 2020)
10.1
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
10.3
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on August 23, 2019)+

10.4
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2019)+

10.4.1
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2021)+

10.5
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on August 23, 2018)+

10.6
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.7	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 5, 2020 (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on August 25, 2020)+
10.8
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.9
First Amendment to Senior Executive Employment Agreement dated as of February 1, 2021, by and between Susan D. DeVore and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 2, 2021)+

10.10
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.11
Senior Executive Employment Agreement dated as of February 1, 2021 (effective May 1, 2021) by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 2, 2021)+

Exhibit No.	Description
10.12
Executive Employment and Restrictive Covenant Agreement dated as of December 16, 2020 (effective January 1, 2021), by and between Lindsay Powers and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on February 2, 2021)+

10.13
Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.14
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on August 25, 2016)+

10.15
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on August 23, 2017)+

10.16	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2020 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2020)+
10.17
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 11, 2016)+

10.18
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.19
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective August 4, 2020) (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on August 25, 2020)+

10.20
Premier Healthcare Solutions, Inc. Amended and Restated Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on August 25, 2020)+

10.21
Credit Agreement, dated as of November 9, 2018, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Managers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 13, 2018)

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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	August 17, 2021

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

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE Michael J. Alkire	President and Chief Executive Officer and Director (principal executive officer)	August 17, 2021

/s/ CRAIG S. MCKASSON Craig S. McKasson	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)	August 17, 2021

/s/ BARCLAY E. BERDAN Barclay E. Berdan	Director	August 17, 2021

/s/ JOHN T. BIGALKE John T. Bigalke	Director	August 17, 2021

/s/ HELEN M. BOUDREAU Helen M. Boudreau	Director	August 17, 2021

/s/ STEPHEN R. D'ARCY Stephen R. D'Arcy	Director	August 17, 2021

/s/ JODY R. DAVIDS Jody R. Davids	Director	August 17, 2021

/s/ PETER S. FINE Peter S. Fine	Director	August 17, 2021

/s/ DAVID H. LANGSTAFF David H. Langstaff	Director	August 17, 2021

/s/ WILLIAM E. MAYER William E. Mayer	Director	August 17, 2021

/s/ MARC D. MILLER Marc D. Miller	Director	August 17, 2021

/s/ MARVIN R. O'QUINN Marvin R. O'Quinn	Director	August 17, 2021

/s/ SCOTT REINER Scott Reiner	Director	August 17, 2021

/s/ TERRY D. SHAW Terry D. Shaw	Director	August 17, 2021

/s/ RICHARD J. STATUTO Richard J. Statuto	Director	August 17, 2021

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	August 17, 2021