Form 10-Q
period 2021-09-30
Premier, Inc.
filed 2021-11-02
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of October 28, 2021, there were 121,860,329 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this quarterly report for the three months ended September 30, 2021 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
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

Certain Definitions
For periods prior to August 11, 2020, references in this Quarterly Report to “member owners” are to the participants in our GPO program that were also limited partners of Premier LP that held Class B common units of Premier LP and shares of our Class B common stock. For periods on or after August 11, 2020, references in this Quarterly Report to “members” are to health systems and other customers that participate in our GPO program, or utilize any of our programs or services, some of which were formerly referred to as member owners.
“August 2020 Restructuring” means our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure, through an exchange under which member-owners converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners of Premier LP a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our 2021 Annual Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2021	June 30, 2021
Assets
Cash and cash equivalents	$184,421	$129,141
Accounts receivable (net of $1,283 and $1,174 allowance for credit losses, respectively)	139,111	142,557
Contract assets (net of $1,014 and $1,110 allowance for credit losses, respectively)	272,049	266,173
Inventory	169,019	176,376
Prepaid expenses and other current assets	68,125	68,049
Total current assets	832,725	782,296
Property and equipment (net of $538,399 and $518,332 accumulated depreciation, respectively)	226,349	224,271
Intangible assets (net of $300,801 and $289,912 accumulated amortization, respectively)	385,753	396,642
Goodwill	999,913	999,913
Deferred income tax assets	763,125	781,824
Deferred compensation plan assets	54,572	59,581
Investments in unconsolidated affiliates	186,282	153,224
Operating lease right-of-use assets	46,432	48,199
Other assets	71,769	76,948
Total assets	$3,566,920	$3,522,898

Liabilities and stockholders' equity
Accounts payable	$89,533	$85,413
Accrued expenses	42,540	48,144
Revenue share obligations	223,748	226,883
Accrued compensation and benefits	47,957	100,713
Deferred revenue	33,211	34,058
Current portion of notes payable to members	96,412	95,948
Line of credit and current portion of long-term debt	175,416	78,295
Other current liabilities	48,224	47,330
Total current liabilities	757,041	716,784
Long-term debt, less current portion	5,333	5,333
Notes payable to members, less current portion	274,717	298,995
Deferred compensation plan obligations	54,572	59,581
Deferred consideration, less current portion	57,126	56,809
Operating lease liabilities, less current portion	40,979	43,102
Other liabilities	49,066	112,401
Total liabilities	1,238,834	1,293,005
Commitments and contingencies (Note 14)

	September 30, 2021	June 30, 2021
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 123,772,055 shares issued and 122,680,693 shares outstanding at September 30, 2021 and 122,533,051 shares issued and outstanding at June 30, 2021	1,238	1,225
Treasury stock, at cost; 1,091,362 and 0 shares at September 30, 2021 and June 30, 2021, respectively	(42,628)	—
Additional paid-in capital	2,102,875	2,059,194
Retained earnings	266,601	169,474
Total stockholders' equity	2,328,086	2,229,893
Total liabilities and stockholders' equity	$3,566,920	$3,522,898
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Net revenue:
Net administrative fees	$149,462	$132,645
Other services and support	97,255	98,827
Services	246,717	231,472
Products	118,430	115,415
Net revenue	365,147	346,887
Cost of revenue:
Services	43,809	38,750
Products	109,362	113,428
Cost of revenue	153,171	152,178
Gross profit	211,976	194,709
Operating expenses:
Selling, general and administrative	127,814	123,954
Research and development	994	576
Amortization of purchased intangible assets	10,889	13,204
Operating expenses	139,697	137,734
Operating income	72,279	56,975
Equity in net income of unconsolidated affiliates	7,058	5,927
Interest expense, net	(2,788)	(2,119)
Gain (loss) on FFF put and call rights	64,110	(1,919)
Other (expense) income, net	(320)	3,683
Other income, net	68,060	5,572
Income before income taxes	140,339	62,547
Income tax expense (benefit)	19,033	(94,981)
Net income	121,306	157,528
Net loss (income) attributable to non-controlling interest	698	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	(26,685)
Net income attributable to stockholders	$122,004	$118,998

Comprehensive income:
Net income	121,306	157,528
Comprehensive loss (income) attributable to non-controlling interest	698	(11,845)
Comprehensive income attributable to stockholders	$122,004	$145,683

Weighted average shares outstanding:
Basic	122,945	99,575
Diluted	124,573	100,130

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.99	$1.20
Diluted earnings per share attributable to stockholders	$0.97	$1.19
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	—	$—	$2,059,194	$169,474	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	—	—	22,851	—	22,864
Treasury stock	(1,091)	—	—	—	1,091	(42,628)	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	—	—	7,554	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(9,171)	—	(9,171)
Net income	—	—	—	—	—	—	—	121,306	121,306
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(698)	698	—
Dividends ($0.20 per share)	—	—	—	—	—	—	—	(24,877)	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	—	—	23,145	—	23,145
Balance at September 30, 2021	122,681	1,238	—	—	1,091	(42,628)	2,102,875	266,601	2,328,086

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	—	—	157,528	157,528
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	—	—	(502)	—	—
Early termination payments to members	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	1,221	—	—	—	—	2,012,047	98,156	2,111,424
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021	2020
Operating activities
Net income	$121,306	$157,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,485	30,678
Equity in net income of unconsolidated affiliates	(7,058)	(5,927)
Deferred income taxes	18,700	(106,386)
Stock-based compensation	7,554	7,229
(Gain) loss on FFF call/put rights	(64,110)	1,919
Other	518	201
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	22,682	(45,469)
Contract assets	(5,876)	(29,568)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other current liabilities	(70,014)	20,577
Net cash provided by operating activities	55,187	30,782
Investing activities
Purchases of property and equipment	(21,050)	(24,982)
Acquisition of businesses and equity method investments, net of cash acquired	(26,000)	—
Other	—	29
Net cash used in investing activities	(47,050)	(24,953)
Financing activities
Payments made on notes payable	(26,692)	(188)
Proceeds from credit facility	175,000	100,000
Payments on credit facility	(75,000)	(25,000)
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Cash dividends paid	(24,852)	(23,195)
Repurchase of Class A common stock (held as treasury stock)	(38,151)	—
Other	36,838	(2,167)
Net cash provided by financing activities	47,143	15,283
Net increase in cash and cash equivalents	55,280	21,112
Cash and cash equivalents at beginning of period	129,141	99,304
Cash and cash equivalents at end of period	$184,421	$120,416
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change, Contigo Health®, the Company’s direct to employer business and RemitraTM, the Company’s electronic invoicing and payables business.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments unless otherwise disclosed. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2021 Annual Report.
Prior Periods’ Financial Statement Revision
As disclosed in the Company’s 2021 Annual Report, during the fourth quarter of fiscal year 2021, we identified and corrected an error to “Income tax (benefit) expense” resulting in additional income tax expense in the Condensed Consolidated Statements of Income and Comprehensive Income in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. As a result, the Company has revised the Condensed Consolidated Statements of Stockholders' Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Supplementary non-cash investing and financing activities:
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	$4,477	$—
Non-cash additions to property and equipment	1,628	1,083
Accrued dividend equivalents	149	186
Increase in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in stockholders' equity	—	26,685
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	—	(2,437)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	—	331
Net increase in deferred tax assets related to final exchange by member owners	—	284,852
Reclassification of redeemable limited partners' capital to additional paid in capital	—	1,754,607
Decrease in additional paid-in capital related to notes payable to members, net of discounts	—	438,967
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	—	37,319
Increase in additional paid-in capital related to final exchange by member owners	—	517,526
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2021 Annual Report.
(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company, through Premier IDS, LLC (“Premier IDS”), acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined in Note 8 - Debt and Notes Payable).
The Company has accounted for the IDS acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS acquisition resulted in the recognition of $57.7 million of goodwill based on the purchase price paid in the acquisition compared to the fair value of the tangible assets acquired. The IDS acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The initial purchase price allocation for the IDS acquisition is preliminary and subject to changes in the valuation of the assets acquired and liabilities assumed. IDS was integrated within Premier under the brand name RemitraTM and reported as part of the Performance Services segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
FFF	$126,493	$120,548	$5,945	$4,574
Exela	26,000	—	—	—
Prestige	15,236	14,478	758	1,052
Other investments	18,553	18,198	355	301
Total investments	$186,282	$153,224	$7,058	$5,927
The Company, through PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at September 30, 2021 and June 30, 2021. On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF put right, which had previously provided the majority shareholder of FFF a right to require the Company to purchase such shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023 (“FFF Put Right”). The termination of the FFF Put Right resulted in the derecognition of the FFF Put Right liability and the recognition of a corresponding non-cash gain of $64.1 million in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (see Note 5 - Fair Value Measurements for additional information). The Company accounts for its investment in FFF using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”), through its ownership of Exela Class A common stock at September 30, 2021. The Company owns approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at September 30, 2021. The Company owns approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	60,559	60,559	—	—
Total assets	60,634	60,634	—	—

Earn-out liabilities	24,368	—	—	24,368
Total liabilities	$24,368	$—	$—	$24,368

June 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	65,051	65,051	—	—
Total assets	65,126	65,126	—	—

Earn-out liabilities	24,249	—	—	24,249
FFF put right	64,110	—	—	64,110
Total liabilities	$88,359	$—	$—	$88,359
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($6.0 million and $5.5 million at September 30, 2021 and June 30, 2021, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF put and call rights
In connection with the Company’s equity investment in FFF, the FFF shareholders’ agreement was amended which resulted in the termination of the FFF Put Right on July 29, 2021.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after (i) the date of a Key Man Event or (ii) January 30, 2021 (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of September 30, 2021 and June 30, 2021, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents (“Equity Value per Share”).
At September 30, 2021, the fair value of the Call Right was zero. At June 30, 2021, the fair values of the Put and Call Rights were determined using a Monte Carlo simulation in a risk-neutral framework based on the Equity Value per Share calculation using unobservable inputs, which included the estimated Put and Call Rights expiration dates, the forecast of FFF’s EBITDA and enterprise value over the option period, forecasted movements in the overall market and the likelihood of a Key Man Event. FFF’s enterprise value over the option period was valued utilizing expected annual FFF EBITDA and revenue growth rates, among other assumptions. The resulting FFF enterprise value was an assumption utilized in the valuation of the Put and Call Rights.

The Company utilized the following assumptions to estimate the fair value of the Put and Call Rights at June 30, 2021:

June 30, 2021
Annual FFF EBITDA growth rate	2.5-10.8%
Annual revenue growth rate	2.5-6.3%
Correlation	80.0%
Weighted average cost of capital	14.0%
Asset volatility	30.0%
Credit spread	0.8%
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
At September 30, 2021, the fair value of the Call Right was zero. At June 30, 2021, the Company recorded the Put and Call Rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the Put and Call Rights, including the gain recorded as a result of the termination of the FFF Put Right, were recorded within other (expense) income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability was classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 0.8% and 0.9% at September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021 and June 30, 2021, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at September 30, 2021 and June 30, 2021 was $24.4 million and $24.2 million, respectively.
Acurity and Nexera Earn-out (a)

Input assumptions	As of September 30, 2021	As of June 30, 2021
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	0.8%	0.9%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.

A reconciliation of the Company’s Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended September 30, 2021
Earn-out liabilities	$24,249	—	119	24,368
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$119	$24,368

Three Months Ended September 30, 2020
Earn-out liabilities	$33,151	$(9,073)	$(1,061)	$23,017
FFF put right	36,758	—	1,919	38,677
Total Level 3 liabilities	$69,909	$(9,073)	$858	$61,694
_________________________________
(a)Purchases (Settlements) for the three months ended September 30, 2021 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability. Purchases (Settlements) for the three months ended September 30, 2020 includes the full earn-out from the acquisition of Stanson Health, Inc. in November 2018, which had been earned but not yet paid as of September 30, 2020.
(b)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the three months ended September 30, 2021, the Company recorded notes payable to members as a result of the August 2020 Restructuring. Although these notes are non-interest bearing, they include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 8 - Debt and Notes Payable).
During the three months ended September 30, 2021, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million at both September 30, 2021 and June 30, 2021 based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2021 that was included in the opening balance of deferred revenue at June 30, 2021 was $7.3 million, which is a result of satisfying performance obligations.
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
Net revenue of $1.4 million was recognized during the three months ended September 30, 2021 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by a $1.8 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $0.4 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.

A decrease to net revenue of $2.5 million was recognized during the three months ended September 30, 2020 from performance obligations that were satisfied or partially satisfied in prior periods. The decrease in net revenue recognized was driven by a $2.7 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period partially offset by $0.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $588.8 million. The Company expects to recognize approximately 47% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2021 and June 30, 2021, we had goodwill balances recorded at Supply Chain Services and Performance Services of $388.5 million and $611.4 million, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30, 2021	June 30, 2021
Member relationships	14.7 years	$386,100	$386,100
Technology	6.1 years	186,017	186,017
Customer relationships	9.6 years	70,830	70,830
Trade names	7.4 years	24,610	24,610
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	10.2 years	7,682	7,682
Total intangible assets		686,554	686,554
Accumulated amortization		(300,801)	(289,912)
Total intangible assets, net		$385,753	$396,642
_________________________________
(a) Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
Intangible asset amortization was $10.9 million and $13.2 million for the three months ended September 30, 2021 and 2020, respectively.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Credit Facility	$175,000	$75,000
Notes payable to members	371,129	394,943
Other notes payable	5,749	8,628
Total debt and notes payable	551,878	478,571
Less: current portion	(271,828)	(174,243)
Total long-term debt and notes payable	$280,050	$304,328
Credit Facility
Premier LP, along with its consolidated subsidiaries, PSCI and PHSI, as Co-Borrowers, Premier GP and certain domestic subsidiaries of Premier GP, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018 (the “Credit Facility”). Premier, Inc. is not a guarantor under the Credit Facility.

Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At September 30, 2021, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.090%. At September 30, 2021, the annual commitment fee, which the Co-Borrowers are required to pay on the actual daily unused amount of commitments under the Credit Facility, was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Premier GP was in compliance with all such covenants at September 30, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $175.0 million in outstanding borrowings under the Credit Facility at September 30, 2021 with $824.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the three months ended September 30, 2021, the Company borrowed $175.0 million and repaid $75.0 million of outstanding borrowings under the Credit Facility. In October 2021, the Company repaid $50.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Members
At September 30, 2021, the Company had $371.1 million of notes payable to members, net of discounts on notes payable of $13.9 million, of which $96.4 million was recorded to current portion of notes payable to members in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2021, the Company had $394.9 million of notes payable to members, net of discounts on notes payable of $15.8 million, of which $95.9 million was recorded to current portion of notes payable to members in the accompanying Condensed Consolidated Balance Sheets. The notes payable to members were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to members are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At September 30, 2021 and June 30, 2021, the Company had $5.7 million and $8.6 million in other notes payable, respectively, of which $0.4 million and $3.3 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
The fair value of redeemable limited partners’ capital was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity at July 31, 2020. As a result, there were no adjustments to the fair value of redeemable limited partners’ capital for the three months ended September 30, 2021.
For the three months ended September 30, 2020, the Company recorded an adjustment of $(26.7) million to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Subsequent to July 31, 2020, there were no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The tables below provide a summary of the changes in redeemable limited partners’ capital from June 30, 2020 to September 30, 2020 (in thousands). There were no changes in redeemable limited partner’s capital subsequent to July 31, 2020.

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
(10) STOCKHOLDERS' EQUITY
As of September 30, 2021, there were 122,680,693 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.
On August 5, 2021, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. As of September 30, 2021, the Company had purchased approximately 1.1 million shares of Class A common stock at an average price of $39.04 per share for a total purchase price of $42.6 million. There can be no assurances regarding the timing or number of shares of Class A common stock purchased under this authorization. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company’s Board of Directors.
During the three months ended September 30, 2021, the Company paid a cash dividend of $0.20 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2021. On October 21, 2021, the Board of Directors declared a cash dividend of $0.20 per share, payable on December 15, 2021 to stockholders of record on December 1, 2021.
(11) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners’ capital at the redemption amount, which was due to the exchange benefit obtained by limited partners through the ownership of Class B common units, which were canceled in August 2020. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Class A common stock.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2020
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$122,004	$118,998

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$122,004	$118,998
Net loss attributable to non-controlling interest	(698)	—
Net income (b)	121,306	118,998

Denominator for earnings per share:
Basic weighted average shares outstanding (c)	122,945	99,575
Effect of dilutive securities: (d)
Stock options	310	253
Restricted stock	492	302
Performance share awards	826	—
Diluted weighted average shares and assumed conversions	124,573	100,130

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.99	$1.20
Diluted earnings per share attributable to stockholders	$0.97	$1.19
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net income	$121,306	$157,528
Net loss (income) attributable to non-controlling interest	698	(11,845)
Adjustment of redeemable limited partners’ capital to redemption amount	—	(26,685)
Net income attributable to stockholders	$122,004	$118,998
(b)For the three months ended September 30, 2021 and 2020, the tax expense related to the Company retaining the portion of net loss (income) attributable to income from non-controlling interest was calculated as a component of the income tax provision for the three months ended September 30, 2021 and 2020.
(c)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the three months ended September 30, 2021 and 2020.
(d)For the three months ended September 30, 2021, the effect of 0.3 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Additionally, the effect of 0.2 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three months ended September 30, 2020, the effect of 0.7 million stock options and restricted stock units and 22.4 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect. Additionally, the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the three months ended September 30, 2021 and 2020, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Pre-tax stock-based compensation expense	$7,554	$7,229
Deferred tax benefit (a)	1,281	1,110
Total stock-based compensation expense, net of tax	$6,273	$6,119
_________________________________
(a)For the three months ended September 30, 2021 and 2020, the deferred tax benefit was reduced by $0.7 million and $0.8 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2021, there were 4.6 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2021:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2021	990,301	$35.27	1,731,002	$35.56	2,163,006	$30.32
Granted	576,575	$37.76	651,392	$37.18	—	$—
Vested/exercised	(156,158)	$42.73	(588,142)	$43.74	(745,407)	$30.71
Forfeited	(103,034)	$33.41	(147,825)	$31.75	(12,025)	$36.54
Outstanding at September 30, 2021	1,307,684	$35.63	1,646,427	$33.62	1,405,574	$30.07

Stock options outstanding and exercisable at September 30, 2021					1,405,574	$30.07
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
Unrecognized stock-based compensation expense at September 30, 2021 was as follows (in thousands). At September 30, 2021, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$31,788	2.5 years
Performance share awards	33,266	2.1 years
Total unrecognized stock-based compensation expense	$65,054	2.3 years

The aggregate intrinsic value of stock options at September 30, 2021 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$12,218

Exercised during the year ended September 30, 2021	$4,748
(13) INCOME TAXES
Income tax expense for the three months ended September 30, 2021 was $19.0 million, which reflects an effective tax rate of 14% compared to an income tax benefit of $95.0 million for the three months ended September 30, 2020 which reflects an effective tax rate of (152)%. The change in the effective tax rate for the three months ended September 30, 2021 is primarily driven by the prior year deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release resulting from the Company and its subsidiaries forming one consolidated filing group for tax purposes at the consummation of the August 2020 Restructuring. Excluding the one-time deferred tax benefit, the effective tax rate would have been 24% for the three months ended September 30, 2020.
During the first quarter of fiscal year 2022, the Company assessed the future realization of its deferred tax assets. As a result of Premier’s plan to reorganize and simplify the Company’s subsidiary reporting structure by the end of the second quarter of fiscal year 2022, the Company expects to release $32.9 million deferred tax asset valuation allowance in fiscal year 2022. The release primarily relates to finite-lived net operating losses and research and development credit carryforwards. The Company has included $17.6 million of tax benefit in Premier’s annualized effective tax rate calculation based on the amount that is expected to offset ordinary income during fiscal year 2022, as a result of the reorganization. The remaining $15.3 million of valuation allowance being released relates to carryforwards expected to be utilized in future years and is being recognized as a discrete item in the first quarter of fiscal 2022.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2021 and 2020 was $2.6 million and $3.4 million, respectively. As of September 30, 2021, the weighted average remaining lease term was 4.6 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2021	June 30, 2021
2022 (a)	$8,910	$11,738
2023	12,131	12,012
2024	12,267	12,145
2025	12,301	12,177
2026	9,005	8,878
Thereafter	1,324	1,293
Total future minimum lease payments	55,938	58,243
Less: imputed interest	4,840	5,289
Total operating lease liabilities (b)	$51,098	$52,954
_________________________________
(a)As of September 30, 2021, future minimum lease payments are for the period from October 1, 2021 to June 30, 2022.
(b)As of September 30, 2021, total operating lease liabilities included $10.1 million within other current liabilities in the Condensed Consolidated Balance Sheets.
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
(15) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform, Contigo Health®, the Company’s direct to employer business and RemitraTM, the Company’s electronic invoicing and payables business.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2021	2020
Net revenue:
Supply Chain Services
Net administrative fees	$149,462	$132,645
Other services and support	8,924	5,592
Services	158,386	138,237
Products	118,430	115,415
Total Supply Chain Services (a)	276,816	253,652
Performance Services (a)	88,331	93,235
Net revenue	$365,147	$346,887
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Depreciation and amortization expense (a):
Supply Chain Services	$13,144	$8,802
Performance Services	16,109	19,757
Corporate	2,232	2,119
Total depreciation and amortization expense	$31,485	$30,678

Capital expenditures:
Supply Chain Services	$8,157	$2,876
Performance Services	11,023	18,371
Corporate	1,870	3,735
Total capital expenditures	$21,050	$24,982

	September 30, 2021	June 30, 2021
Total assets:
Supply Chain Services	$1,593,084	$1,550,300
Performance Services	1,014,850	1,043,608
Corporate	958,990	928,939
Total assets	3,566,924	3,522,847
Eliminations (b)	(4)	51
Total assets, net	$3,566,920	$3,522,898
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

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Income before income taxes	$140,339	$62,547
Equity in net income of unconsolidated affiliates (a)	(7,058)	(5,927)
Interest and investment loss, net	2,788	2,119
(Gain) loss on FFF put and call rights (b)	(64,110)	1,919
Other (income) expense	320	(3,683)
Operating income	72,279	56,975
Depreciation and amortization	20,596	17,474
Amortization of purchased intangible assets	10,889	13,204
Stock-based compensation (c)	7,751	7,375
Acquisition and disposition related expenses	3,421	2,845
Equity in net income of unconsolidated affiliates (a)	7,058	5,927
Deferred compensation plan income (expense) (d)	(318)	2,907
Other expense, net	27	4,036
Non-GAAP Adjusted EBITDA	$121,703	$110,743

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$129,269	$102,649
Performance Services (e)	23,715	37,116
Corporate	(31,281)	(29,022)
Non-GAAP Adjusted EBITDA	$121,703	$110,743
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.
(d)Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(e)Includes intersegment revenue which is eliminated in consolidation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net revenue	$365,147	$346,887
Net income	121,306	157,528
Non-GAAP Adjusted EBITDA	121,703	110,743
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
Segment net revenue for the three months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Change		% of Net Revenue
Net revenue:	2021	2020	2021	2020	2021	2020
Supply Chain Services	$276,816	$253,652	$23,164	9%	76%	73%
Performance Services	88,331	93,235	(4,904)	(5)%	24%	27%
Net revenue	$365,147	$346,887	$18,260	5%	100%	100%
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
Our Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change, Contigo Health®, our direct to employer business and RemitraTM, our electronic invoicing and payables business. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services Realignment for Fiscal 2022” under “Item 1. Business” in our 2021 Annual Report.

Acquisitions
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we, through a newly formed consolidated subsidiary, Premier IDS, LLC, acquired substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements).
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
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the 2021 Annual Report.
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
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand as a result of the COVID-19 pandemic. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 during fiscal 2020 and 2021. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities deferred some elective procedures and routine medical visits during the crisis. This created a material decline in the demand for supplies and services not related to COVID-19 during 2020 and 2021 and such lower demand may continue into fiscal 2022 and beyond if COVID-19 vaccine programs are not as successful as anticipated, or if COVID-19 variants become widespread. In addition, as a result of our members’ focus on managing the effects of COVID-19 on patients and their businesses, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, during the COVID-19 pandemic, many of our members’ non-acute or non-healthcare facilities, such as education and hospitality businesses, closed, operated on a limited or reduced basis and have delayed re-opening, and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members’ facilities and our performance under our existing contracts. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to stay-at-home orders, border closings and rapidly escalating shipping costs. Borders closings and restrictions in response to COVID-19, particularly regarding China and India, have impacted our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines have impacted and in the future may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. During the COVID-19 pandemic, we lost revenue when member healthcare systems chose to source products directly themselves rather than through our GPO when incumbent suppliers could not deliver products in a timely manner or at all, and we were not able to locate reputable alternative suppliers. In the food service line, COVID-19 related illnesses impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Managing the evolving regulatory environment. In response to the COVID-19 pandemic, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, other customers and suppliers.
The ultimate impact of COVID-19, variants thereof, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, variants thereof, recurrences, or future similar pandemics may also exacerbate many of the other risks described in Item 1A. “Risk Factors” section of the 2021 Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of the COVID-19 pandemic, variants thereof, recurrences or similar pandemics could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through fiscal 2022 and beyond.

Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2021 Annual Report.
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
Performance Services
Performance Services revenue consists of:
•SaaS clinical analytics products subscriptions, license fees, performance improvement collaborative and other service subscriptions, professional fees for consulting services and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform;
•third party administrator fees for our Contigo Health direct to employer business; and
•customer fees for our Remitra electronic invoicing and payables business.
Our Performance Services growth will depend upon the expansion of our PINC AI technology and services platform to new and existing members and other customers, expansion of our Contigo Health and Remitra businesses to new members, renewal of existing subscriptions to our SaaS and licensed informatics products, our ability to generate additional applied sciences engagements, our ability to sell enterprise analytics licenses to new and existing customers at rates sufficient to offset the loss of recurring SaaS based revenue due to the conversion to an enterprise analytics license and expand into new markets.
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
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”) and Prestige Ameritech Ltd. (“Prestige”) (see Note 4 - Investments). Other (expense) income, net, also includes the change in the fair value of the FFF call right and the gain recognized as a result of the termination of the FFF Put Right and derecognition of the associated liability (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense (Benefit)
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated filing group for federal income tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute Adjusted Net Income was 21% and 24% for the three months ended September 30, 2021 and 2020, respectively. The change in the tax rate used to compute Adjusted Net Income is due to our plan to reorganize and simplify our subsidiary reporting structure resulting in the release of $32.9 million of valuation allowance of our deferred tax asset in the fiscal year ending June 30, 2022. As a result of the planned restructure, one of our consolidated subsidiaries is expected to have sufficient income to enable it to utilize its net operating loss and research and development credit carryforwards. Of the $32.9 million release of the valuation allowance, $17.6 million is being included in the estimated annual effective tax rate calculation to the extent such carryforwards are projected to offset fiscal 2022 ordinary income and $15.3 million has been included as a discrete item in our first quarter of fiscal 2022 to the extent that the carryforwards are projected to offset income in future years beyond fiscal 2022.
Given the uncertainty of the plan to reorganize and simplify our subsidiary reporting structure as of June 30, 2021, we did not release any portion of the valuation allowance on June 30, 2021. We have made substantial progress on the plan to reorganize and simplify our subsidiary reporting structure in the first quarter of fiscal 2022 and expect to complete the plan prior to December 31, 2021. However, as there can be no assurance that all components of the plan will be completed in a timely manner or at all, and if not timely completed, we would be required to reverse the release of the $32.9 million deferred tax asset valuation allowance discussed above.
Net Loss (Income) Attributable to Non-Controlling Interest
We recognize net loss (income) attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At September 30, 2021, we owned approximately 26%, 21% and 15% of the membership interest of PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively. We recognized net loss (income) attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM, DePre and ExPre, respectively, by member health systems or their affiliates.

As of September 30, 2021, we own 97% of the equity interest in Contigo Health and recognized net loss (income) attributable to non-controlling interest for the 3% of equity retained by an affiliate to a member health system.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic and financial restructuring expenses, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and Tax Receivable Agreement (“TRA”) payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 Restructuring and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, gain on or loss on FFF put and call rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
Acquisition and disposition related expenses
Acquisition related expenses include legal, accounting, and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Gain or loss on FFF put and call rights
See Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements.

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$149,462	41%	$132,645	38%
Other services and support	97,255	27%	98,827	28%
Services	246,717	68%	231,472	67%
Products	118,430	32%	115,415	33%
Net revenue	365,147	100%	346,887	100%
Cost of revenue:
Services	43,809	12%	38,750	11%
Products	109,362	30%	113,428	33%
Cost of revenue	153,171	42%	152,178	44%
Gross profit	211,976	58%	194,709	56%
Operating expenses	139,697	38%	137,734	40%
Operating income	72,279	20%	56,975	16%
Other income, net	68,060	19%	5,572	2%
Income before income taxes	140,339	38%	62,547	18%
Income tax expense (benefit)	19,033	5%	(94,981)	(27)%
Net income	121,306	33%	157,528	45%
Net loss (income) attributable to non-controlling interest	698	—%	(11,845)	(3)%
Adjustment of redeemable limited partners’ capital to redemption amount	—	—%	(26,685)	(8)%
Net income attributable to stockholders	$122,004	nm	$118,998	nm

Earnings per share attributable to stockholders:
Basic earnings per share attributable to stockholders	$0.99		$1.20
Diluted earnings per share attributable to stockholders	$0.97		$1.19
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021		2020
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$121,703	33%	$110,743	32%
Non-GAAP Adjusted Net Income	79,141	22%	70,159	20%
Non-GAAP Adjusted Earnings Per Share	0.64	nm	0.57	nm

The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020
Net income	$121,306	$157,528
Interest expense, net	2,788	2,119
Income tax expense (benefit)	19,033	(94,981)
Depreciation and amortization	20,596	17,474
Amortization of purchased intangible assets	10,889	13,204
EBITDA	174,612	95,344
Stock-based compensation	7,751	7,375
Acquisition and disposition related expenses	3,421	2,845
(Gain) loss on FFF put and call rights	(64,110)	1,919
Other expense, net	29	3,260
Adjusted EBITDA	$121,703	$110,743

Income before income taxes	$140,339	$62,547
Equity in net income of unconsolidated affiliates	(7,058)	(5,927)
Interest expense, net	2,788	2,119
(Gain) loss on FFF put and call rights	(64,110)	1,919
Other expense, net	320	(3,683)
Operating income	72,279	56,975
Depreciation and amortization	20,596	17,474
Amortization of purchased intangible assets	10,889	13,204
Stock-based compensation	7,751	7,375
Acquisition and disposition related expenses	3,421	2,845
Equity in net income of unconsolidated affiliates	7,058	5,927
Deferred compensation plan (expense) income	(318)	2,907
Other expense, net	27	4,036
Adjusted EBITDA	$121,703	$110,743

	Three Months Ended September 30,
	2021	2020
Segment Adjusted EBITDA:
Supply Chain Services	$129,269	$102,649
Performance Services	23,715	37,116
Corporate	(31,281)	(29,022)
Adjusted EBITDA	$121,703	$110,743

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

	Three Months Ended September 30,
	2021	2020
Net income attributable to stockholders	$122,004	$118,998
Adjustment of redeemable limited partners’ capital to redemption amount	—	26,685
Net (loss) income attributable to non-controlling interest	(698)	11,845
Income tax expense (benefit)	19,033	(94,981)
Amortization of purchased intangible assets	10,889	13,204
Stock-based compensation	7,751	7,375
Acquisition and disposition related expenses	3,421	2,845
(Gain) loss on FFF put and call rights	(64,110)	1,919
Other expense, net	1,888	4,424
Non-GAAP adjusted income before income taxes	100,178	92,314
Income tax expense on adjusted income before income taxes (a)	21,037	22,155
Non-GAAP Adjusted Net Income	$79,141	$70,159

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	122,945	99,575
Dilutive securities	1,628	555
Weighted average shares outstanding - diluted	124,573	100,130
Class B shares outstanding (b)	—	22,369
Non-GAAP weighted average shares outstanding - diluted	124,573	122,499
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 21% and 24% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2021 and 2020, respectively.
(b)For the three months ended September 30, 2020, the effect of 22.4 million Class B common shares was excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect. On a non-GAAP basis, the effect of 22.4 million Class B common shares was included in the non-GAAP diluted weighted average shares outstanding.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended September 30,
	2021	2020
Earnings per share attributable to stockholders	$0.99	$1.20
Adjustment of redeemable limited partners’ capital to redemption amount	—	0.27
Net (loss) income attributable to non-controlling interest	(0.01)	0.12
Income tax expense (benefit)	0.15	(0.96)
Amortization of purchased intangible assets	0.09	0.13
Stock-based compensation	0.06	0.07
Acquisition and disposition related expenses	0.03	0.03
(Gain) loss on FFF put and call rights	(0.52)	0.02
Other expense, net	0.02	0.04
Impact of corporation taxes (a)	(0.17)	(0.22)
Impact of dilutive shares (b)	—	(0.13)
Non-GAAP Adjusted Earnings Per Share	$0.64	$0.57
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 21% and 24% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2021 and 2020, respectively.
(b)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of the weighted average outstanding Class B common units for the three months ended September 30, 2020 for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended September 30, 2021 to 2020
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue increased by $18.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase of $16.9 million in net administrative fees revenue and an increase of $3.0 million in products revenue partially offset by a decrease of $1.5 million in other services and support revenue.
Cost of Revenue
Cost of revenue increased by $1.0 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase of $5.0 million in cost of services revenue, partially offset by a decrease of $4.0 million in cost of products revenue.
Operating Expenses
Operating expenses increased by $2.0 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase of $3.8 million in selling, general and administrative expenses partially offset by a decrease of $2.3 million in amortization of purchased intangible assets.
Other Income, Net
Other income, net increased by $62.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the gain on the FFF put right as a result of the termination and corresponding derecognition of the FFF Put Right liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense (Benefit)
For the three months ended September 30, 2021, we recorded tax expense of $19.0 million compared to a tax benefit of $(95.0) million recorded during the three months ended September 30, 2020. The tax expense and benefit recorded during the three months ended September 30, 2021 and 2020 resulted in effective tax rates of 13.6% and (151.9)%, respectively. The change in the effective tax rate is primarily attributable to the prior year one-time deferred tax benefit associated with the remeasurement of the deferred tax asset and valuation allowance release as a result of the August 2020 Restructuring. (See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)

Net Loss (Income) Attributable to Non-Controlling Interest
Net loss (income) attributable to non-controlling interest decreased by $12.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the August 2020 Restructuring, whereby net loss (income) attributable to non-controlling interest in Premier LP was not recorded after August 11, 2020.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $11.0 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020 driven by an increase of $26.7 million in Supply Chain Services Adjusted EBITDA partially offset by decreases of $13.4 million and $2.3 million in Performance Services and Corporate Adjusted EBITDA, respectively.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Supply Chain Services	2021	2020	Change
Net revenue:
Net administrative fees	$149,462	$132,645	$16,817	13%
Other services and support	8,924	5,592	3,332	60%
Services	158,386	138,237	20,149	15%
Products	118,430	115,415	3,015	3%
Net revenue	276,816	253,652	23,164	9%
Cost of revenue:
Services	3,370	734	2,636	359%
Products	109,362	113,428	(4,066)	(4)%
Cost of revenue	112,732	114,162	(1,430)	(1)%
Gross profit	164,084	139,490	24,594	18%
Operating expenses:
Selling, general and administrative	48,044	44,424	3,620	8%
Research and development	164	18	146	811%
Amortization of purchased intangible assets	8,137	8,000	137	2%
Operating expenses	56,345	52,442	3,903	7%
Operating income	$107,739	$87,048	20,691	24%
Depreciation and amortization	5,007	802
Amortization of purchased intangible assets	8,137	8,000
Acquisition and disposition related expenses	1,553	884
Equity in net income of unconsolidated affiliates	6,830	5,891
Other expense	3	24
Segment Adjusted EBITDA	$129,269	$102,649	$26,620	26%
Comparison of the Three Months Ended September 30, 2021 to 2020
Net Revenue
Supply Chain Services segment net revenue increased by $23.2 million, or 9%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in net administrative fees of $16.8 million driven by an increase in the demand for supplies and services and our existing members increased utilization of our contracts as well as by the addition of new categories and suppliers and the addition of new members to our contract portfolio.
Supply Chain Services segment net revenue also increased due to an increase in product revenue of $3.0 million and an increase in other services and support revenue of $3.3 million. Product revenue increased due to growth in commodity products under our PREMIERPRO® brand partially offset by a decrease in demand as the industry slowly normalizes to pre-pandemic levels.

Other services and support revenue increased due an increase in administrative support service revenue and supply chain co-management fees.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $1.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily driven by the aforementioned increase in other services and support revenue offset by the decrease in products revenue due to the decrease in demand as the industry slowly normalizes to pre-pandemic levels.
Operating Expenses
Supply Chain Services segment operating expenses increased by $3.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase in selling, general and administrative expenses of $3.6 million driven by an increase in depreciation and amortization expense.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $26.6 million, or 26%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the aforementioned increase in net revenue.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
Performance Services	2021	2020	Change
Net revenue:
Other services and support	$88,331	$93,235	$(4,904)	(5)%
Net revenue	88,331	93,235	(4,904)	(5)%
Cost of revenue:
Services	40,439	38,016	2,423	6%
Cost of revenue	40,439	38,016	2,423	6%
Gross profit	47,892	55,219	(7,327)	(13)%
Operating expenses:
Selling, general and administrative	38,800	34,159	4,641	14%
Research and development	830	558	272	49%
Amortization of purchased intangible assets	2,752	5,204	(2,452)	(47)%
Operating expenses	42,382	39,921	2,461	6%
Operating income	5,510	15,298	(9,788)	nm
Depreciation and amortization	13,357	14,553
Amortization of purchased intangible assets	2,752	5,204
Acquisition related expenses	1,868	1,961
Equity in net income of unconsolidated affiliates	228	36
Other expense	—	64
Segment Adjusted EBITDA	$23,715	$37,116	$(13,401)	(36)%
Comparison of the Three Months Ended September 30, 2021 to 2020
Net Revenue
Net revenue in our Performance Services segment decreased by $4.9 million, or 5%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by lower revenue associated with enterprise analytics license agreements executed during the current period as compared to the prior year period partially offset by growth in our Contigo Health business and incremental revenue associated with our Remitra business.

Cost of Revenue
Performance Services segment cost of revenue increased by $2.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in personnel costs related to growth in our Contigo Health business.
Operating Expenses
Performance Services segment operating expenses increased by $2.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase of $4.6 million in selling, general and administrative expenses partially offset by $2.5 million of lower amortization of purchased intangible assets. The increase in selling, general and administrative expenses was primarily due to a decrease in capitalized labor costs.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $13.4 million, or 36%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the aforementioned decrease in revenue and increases in cost of revenue and operating expenses.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
Corporate	2021	2020	Change
Operating expenses:
Selling, general and administrative	$40,970	$45,371	$(4,401)	(10)%
Operating expenses	40,970	45,371	(4,401)	(10)%
Operating loss	(40,970)	(45,371)	4,401	(10)%
Depreciation and amortization	2,232	2,119
Stock-based compensation	7,751	7,375
Deferred compensation plan (income) expense	(318)	2,907
Other expense, net	24	3,948
Adjusted EBITDA	$(31,281)	$(29,022)	$(2,259)	(8)%
Comparison of the Three Months Ended September 30, 2021 to 2020
Operating Expenses
Corporate operating expenses decreased by $4.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to costs incurred in the prior year in connection with our August 2020 Restructuring.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.3 million, or 8%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in professional fees and incremental costs related to increased headcount.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has primarily been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined below) as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases, and computer hardware purchases.
As of September 30, 2021 and June 30, 2021, we had cash and cash equivalents of $184.4 million and $129.1 million, respectively. As of September 30, 2021 and June 30, 2021, there were $175.0 million and $75.0 million, respectively, of outstanding borrowings under our Credit Facility. During the three months ended September 30, 2021, we borrowed $175.0 million and repaid $75.0 million of borrowings under our Credit Facility, which was used for other general corporate purposes. In October 2021, we repaid $50.0 million of outstanding borrowings under our Credit Facility.
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
During the second half of fiscal 2020, the COVID-19 global pandemic continued to spread throughout the United States and much of the rest of the world. The full extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity in the future will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it and treat its impact, including the success of the COVID-19 vaccination program, or recurrences of COVID-19, variants thereof or similar pandemics. As discussed in Item 1A. “Risk Factors” in our 2021 Annual Report, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:
•We have experienced and may continue to experience demand uncertainty from both significant increases and decreases in demand for PPE, drugs and other supplies directly related to the treating and preventing the spread of COVID-19 and any variants thereof and decreases in demand for non-COVID-19-related products.
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
Discussion of Cash Flows for the Three Months Ended September 30, 2021 and 2020
A summary of net cash flows follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$55,187	$30,782
Investing activities	(47,050)	(24,953)
Financing activities	47,143	15,283
Net increase in cash and cash equivalents	$55,280	$21,112

Net cash provided by operating activities increased by $24.4 million primarily due to an increase of $14.3 million in cash received from net revenues and a decrease of $71.0 million in cash paid for cost of revenue. These increases were partially offset by an increase of $44.4 million in payments of operating expenses and a decrease of $14.6 million in net income tax refunds.
Net cash used in investing activities increased by $22.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to an increase of $26.0 million in cash paid by ExPre for interest in Exela Holdings, Inc. This was partially offset by a $3.9 million reduction in purchases of property and equipment.
Net cash provided by financing activities increased by $31.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net cash provided by financing activities was driven by a $25.0 million increase in net borrowings under our Credit Facility, a $34.2 million reduction in distributions to limited partners of Premier LP and payments to limited partners of Premier LP related to tax receivable agreements as both distributions and payments were eliminated in connection with the August 2020 Restructuring and a $39.0 million increase in other financing activities including net proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options and proceeds from the membership interests in ExPre held by 11 member health systems. These increases were partially offset by $38.2 million for repurchases of Class A common stock under the fiscal year 2022 stock repurchase program and an increase of $26.5 million in payments primarily on the outstanding notes payable to members (see Note 8 - Debt and Notes Payable).
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2021 and 2020
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$55,187	$30,782
Purchases of property and equipment	(21,050)	(24,982)
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(23,813)	—
Non-GAAP Free Cash Flow	$10,324	$(28,367)
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” We paid $25.7 million to members including imputed interest of $1.9 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $38.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in Non-GAAP Free Cash Flow was driven by the aforementioned $24.4 million increase in net cash provided by operating activities, a decrease in purchases of property and equipment of $3.9 million and no distributions to limited partners of Premier LP or payments to limited partners of Premier LP related to tax receivable agreements in the three months ended September 30, 2021 as both were eliminated in connection with the August 2020 Restructuring. These increases were partially offset by $23.8 million of early termination payments to certain former limited partners in connection with the August 2020 Restructuring.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.

Contractual Obligations
Notes Payable to Members
At September 30, 2021, $385.1 million remains to be paid without interest in 15 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At September 30, 2021, we had commitments of $5.7 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Credit Facility
We maintain an unsecured credit facility which provides for borrowings of up to $1.0 billion with a $50.0 million sub-facility for standby letters of credit and a $100.0 million sub-facility for swingline loans as well as the ability to incur incremental term loans from time to time and request an increase in the revolving commitments up to an aggregate of $350.0 million, subject to certain conditions (the “Credit Facility”). The Credit Facility matures on November 9, 2023, subject to up to two one-year extensions which require the approval of a majority of the lenders under the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At September 30, 2021, the interest rate on outstanding borrowings under the Credit Facility was 1.090% and the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at September 30, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At September 30, 2021, we had outstanding borrowings of $175.0 million under the Credit Facility with $824.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In October 2021, we repaid $50.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.21 to the 2020 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
On September 15, 2021, we paid a cash dividend of $0.20 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2021. On October 21, 2021, our Board of Directors declared a cash dividend of $0.20 per share, payable on December 15, 2021 to stockholders of record on December 1, 2021.
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
Stock Repurchase Program
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. At September 30,

2021, we had purchased approximately 1.1 million shares of Class A common stock at an average price of $39.04 per share for a total purchase price of $42.6 million. The purchase authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2021, we had $175.0 million outstanding borrowings under our Credit Facility. At September 30, 2021, a one-percent change in the weighted average interest rate charged on outstanding borrowings under our Credit Facility would increase or decrease interest expense over the next twelve months by $1.8 million.
We invest our excess cash in a portfolio of individual cash equivalents. We do not hold any material derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to mitigate default, market, and investment risks of our invested funds by investing in low-risk securities.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We operate businesses that are subject to substantial litigation from time to time. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to contractual disputes, product liability, tort or personal injury, employment, antitrust, intellectual property or other commercial or regulatory matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, including without limitation those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business. Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation.
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
Additional information relating to certain legal proceedings in which we are involved is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended September 30, 2021, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended September 30, 2021.

Period	Total Number of Share Purchased	Average Price Paid per Share ($)(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(b)
July 1 through July 31, 2021	—	$—	—	$250
August 1 through August 31, 2021	—	—	—	250
September 1 through September 30, 2021	1,091,362	39.04	1,091,362	207
Total	1,091,362		1,091,362	$207
_________________________________
(a)Average price per share excludes fees and commissions.
(b)From the stock repurchase program's inception through September 30, 2021, we purchased approximately 1.1 million shares of Class A common stock at an average price of $39.04 per share for a total of $42.6 million.

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of October 21, 2021 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 21, 2021)
10.1
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2021)+

10.2	Consulting Agreement, effective September 1, 2021, between Stephen R. D’Arcy and Premier, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2021)
10.3	Consulting Agreement, effective September 1, 2021, between David H. Langstaff and Premier, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2021)
10.4	Consulting Agreement, effective September 1, 2021, between William E. Mayer and Premier, Inc. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 7, 2021)
10.5	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 7, 2021)+
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 2, 2021	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer