Form 10-Q
period 2021-12-31
Premier, Inc.
filed 2022-02-01
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of January 27, 2022, there were 119,082,893 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this quarterly report for the six months ended December 31, 2021 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the impact of the continuing financial and operational uncertainty due to the coronavirus pandemic or other pandemics and associated supply chain disruptions and inflation;
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
•changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 and pandemic-related public health and reimbursement measures;
•our compliance with complex international, federal and state laws governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;
•interpretation and enforcement of current or future antitrust laws and regulations;
•compliance with complex federal, state and international privacy, security and breach notification laws;
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
•the impact of payments required under notes payable to former limited partners related to the early termination of the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) issued in connection with our August 2020 Restructuring on our overall cash flow and our ability to fully realize the expected tax benefits to match such fixed payment obligations under those notes payable;
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
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com/ (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Certain Definitions
For periods prior to August 11, 2020, references to “member owners” are references to participants in our GPO programs that were also limited partners of Premier Healthcare Alliance L.P. (“Premier LP”), sometimes referred to as “LPs,” that held Class B common units of Premier LP and shares of our Class B common stock.
For periods on or after August 11, 2020, references to “members” are references to health systems and other customers that participate in our GPO programs, or utilize any of our programs or services, some of which were formerly referred to as member owners.
References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure, through an exchange under which member owners converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into our Class A common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our 2021 Annual Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2021	June 30, 2021
Assets
Cash and cash equivalents	$86,161	$129,141
Accounts receivable (net of $1,312 and $1,174 allowance for credit losses, respectively)	137,902	142,557
Contract assets (net of $1,248 and $1,110 allowance for credit losses, respectively)	289,136	266,173
Inventory	148,415	176,376
Prepaid expenses and other current assets	66,499	68,049
Total current assets	728,113	782,296
Property and equipment (net of $559,269 and $518,332 accumulated depreciation, respectively)	225,470	224,271
Intangible assets (net of $311,650 and $289,912 accumulated amortization, respectively)	374,904	396,642
Goodwill	999,913	999,913
Deferred income tax assets	761,934	781,824
Deferred compensation plan assets	57,172	59,581
Investments in unconsolidated affiliates	192,398	153,224
Operating lease right-of-use assets	44,122	48,199
Other assets	67,436	76,948
Total assets	$3,451,462	$3,522,898

Liabilities and stockholders' equity
Accounts payable	$70,510	$85,413
Accrued expenses	53,728	48,144
Revenue share obligations	230,109	226,883
Accrued compensation and benefits	62,815	100,713
Deferred revenue	33,367	34,058
Current portion of notes payable to former limited partners	96,877	95,948
Line of credit and current portion of long-term debt	128,005	78,295
Other current liabilities	47,599	47,330
Total current liabilities	723,010	716,784
Long-term debt, less current portion	2,745	5,333
Notes payable to former limited partners, less current portion	250,324	298,995
Deferred compensation plan obligations	57,172	59,581
Deferred consideration, less current portion	57,444	56,809
Operating lease liabilities, less current portion	38,350	43,102
Other liabilities	43,615	112,401
Total liabilities	1,172,660	1,293,005
Commitments and contingencies (Note 14)

	December 31, 2021	June 30, 2021
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 124,403,702 shares issued and 119,935,420 shares outstanding at December 31, 2021 and 122,533,051 shares issued and outstanding at June 30, 2021	1,244	1,225
Treasury stock, at cost; 4,468,282 and 0 shares at December 31, 2021 and June 30, 2021, respectively	(176,024)	—
Additional paid-in capital	2,135,687	2,059,194
Retained earnings	317,896	169,474
Accumulated other comprehensive loss	(1)	—
Total stockholders' equity	2,278,802	2,229,893
Total liabilities and stockholders' equity	$3,451,462	$3,522,898
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenue:
Net administrative fees	$150,403	$145,339	$299,865	$277,984
Other services and support	117,046	97,818	214,301	196,645
Services	267,449	243,157	514,166	474,629
Products	111,766	179,670	230,196	295,085
Net revenue	379,215	422,827	744,362	769,714
Cost of revenue:
Services	45,782	40,122	89,591	78,872
Products	96,933	171,722	206,295	285,150
Cost of revenue	142,715	211,844	295,886	364,022
Gross profit	236,500	210,983	448,476	405,692
Operating expenses:
Selling, general and administrative	146,840	129,997	274,654	253,951
Research and development	846	722	1,840	1,298
Amortization of purchased intangible assets	10,850	10,260	21,739	23,464
Operating expenses	158,536	140,979	298,233	278,713
Operating income	77,964	70,004	150,243	126,979
Equity in net income of unconsolidated affiliates	6,116	4,572	13,174	10,499
Interest expense, net	(2,873)	(3,398)	(5,661)	(5,517)
(Loss) gain on FFF Put and Call Rights	—	(14,507)	64,110	(16,426)
Other income, net	2,392	4,890	2,072	8,573
Other income (expense), net	5,635	(8,443)	73,695	(2,871)
Income before income taxes	83,599	61,561	223,938	124,108
Income tax expense (benefit)	6,367	16,657	25,400	(78,324)
Net income	77,232	44,904	198,538	202,432
Net income attributable to non-controlling interest	(1,687)	(935)	(989)	(12,780)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	(26,685)
Net income attributable to stockholders	$75,545	$43,969	$197,549	$162,967

Comprehensive income:
Net income	$77,232	$44,904	$198,538	$202,432
Comprehensive income attributable to non-controlling interest	(1,687)	(935)	(989)	(12,780)
Foreign currency translation loss	(1)	—	(1)	—
Comprehensive income attributable to stockholders	$75,544	$43,969	$197,548	$189,652

Weighted average shares outstanding:
Basic	121,181	122,127	122,063	110,851
Diluted	122,473	122,919	123,523	111,573

Earnings per share attributable to stockholders:
Basic	$0.62	$0.36	$1.62	$1.47
Diluted	$0.62	$0.36	$1.61	$1.46
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended December 31, 2021 and 2020
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	—	$—	$2,059,194	$—	$169,474	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	—	—	22,851	—	—	22,864
Treasury stock	(1,091)	—	—	—	1,091	(42,628)	—	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	—	—	7,554	—	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(9,171)	—	—	(9,171)
Net income	—	—	—	—	—	—	—	—	121,306	121,306
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(698)	—	698	—
Dividends ($0.20 per share)	—	—	—	—	—	—	—	—	(24,877)	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	—	—	23,145	—	—	23,145
Balance at September 30, 2021	122,681	1,238	—	—	1,091	(42,628)	2,102,875	—	266,601	2,328,086
Issuance of Class A common stock under equity incentive plan	579	5	—	—	—	—	14,398	—	—	14,403
Issuance of Class A common stock under employee stock purchase plan	52	1	—	—	—	—	1,976	—	—	1,977
Treasury stock	(3,377)	—	—	—	3,377	(133,396)	—	—	—	(133,396)
Stock-based compensation expense	—	—	—	—	—	—	16,234	—	—	16,234
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(1,495)	—	—	(1,495)
Net income	—	—	—	—	—	—	—	—	77,232	77,232
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,687	—	(1,687)	—
Change in ownership of consolidated entity	—	—	—	—	—	—	12	—	—	12
Dividends ($0.20 per share)	—	—	—	—	—	—	—		(24,250)	(24,250)
Foreign currency translation loss	—	—	—	—	—	—	—	(1)	—	(1)
Balance at December 31, 2021	119,935	$1,244	—	$—	4,468	$(176,024)	$2,135,687	$(1)	$317,896	$2,278,802

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	—	—	157,528	157,528
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	—	—	(502)	—	—
Early termination payments to members	—	—	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	1,221	—	—	—	—	2,012,047	98,156	2,111,424
Issuance of Class A common stock under equity incentive plan	102	1	—	—	—	—	1,770	—	1,771
Issuance of Class A common stock under employee stock purchase plan	45	—	—	—	—	—	1,597	—	1,597
Stock-based compensation expense	—	—	—	—	—	—	7,316	—	7,316
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(28)	—	(28)
Net income	—	—	—	—	—	—	—	44,904	44,904
Net income attributable to non-controlling interest	—	—	—	—	—	—	935	(935)	—
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(23,374)	(23,374)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	(318)	—
Capital contributions	—	—	—	—	—	—	1,959	—	1,959
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	3,690
Balance at December 31, 2020	122,228	$1,222	—	$—	—	$—	$2,029,604	$118,433	$2,149,259
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2021	2020
Operating activities
Net income	$198,538	$202,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,205	60,031
Equity in net income of unconsolidated affiliates	(13,174)	(10,499)
Deferred income taxes	19,890	(104,378)
Stock-based compensation	23,788	14,545
(Gain) loss on FFF call/put rights	(64,110)	16,426
Other	930	323
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	50,164	(127,764)
Contract assets	(22,963)	(23,541)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(58,741)	88,602
Net cash provided by operating activities	197,527	116,177
Investing activities
Purchases of property and equipment	(42,660)	(44,864)
Acquisition of businesses and equity method investments, net of cash acquired	(26,000)	(791)
Other	—	(1,228)
Net cash used in investing activities	(68,660)	(46,883)
Financing activities
Payments made on notes payable	(50,621)	(3,684)
Proceeds from credit facility	175,000	125,000
Payments on credit facility	(125,000)	(100,000)
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Cash dividends paid	(49,044)	(46,396)
Repurchase of Class A common stock (held as treasury stock)	(173,916)	—
Proceeds from exercise of stock options	37,267	2,416
Other	14,468	(2,754)
Net cash used in financing activities	(171,846)	(59,585)
Effect of exchange rate changes on cash flows	(1)	—
Net increase in cash and cash equivalents	(42,980)	9,709
Cash and cash equivalents at beginning of period	129,141	99,304
Cash and cash equivalents at end of period	$86,161	$109,013
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. Following an internal legal entity reorganization of the Company’s corporate subsidiaries in December 2021 to simplify the Company’s subsidiary reporting structure (the “Subsidiary Reorganization”), the Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries, including Premier LP. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. The Company also provides services to other businesses including food service, schools and universities.
The Company’s business model and solutions are designed to provide its members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company’s enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help the Company’s members and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third party administrator services and management of health benefit programs; and RemitraTM, the Company’s digital invoicing and payables business.
December 2021 Subsidiary Reorganization
On December 1, 2021, the Company completed the Subsidiary Reorganization, an internal legal entity reorganization of the Company’s corporate subsidiaries for the purpose of simplifying the Company’s subsidiary reporting structure. Pursuant to the Subsidiary Reorganization, (i) Premier Services, LLC (“Prior Premier GP”) merged with and into Premier, with Premier being the surviving entity; (ii) Premier LP distributed 99% of the equity interest of PHSI to Premier on a tax-free basis; (iii) Premier LP distributed 1% of the equity interest of PHSI to Premier Services II, LLC (“Premier Services”); (iv) Premier Services distributed the 1% of the equity interest of PHSI to Premier; and (v) Premier contributed (a) its membership interest in Premier Services and (b) its partnership interest in Premier LP to PHSI. As a result of the Subsidiary Reorganization, (i) the Company conducts substantially all of its business operations through PHSI and PHSI’s direct and indirect subsidiaries and (ii) PHSI became the sole general partner of Premier LP.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the six months ended December 31, 2021 and 2020 (in thousands):

	Six Months Ended December 31,
	2021	2020
Supplementary non-cash investing and financing activities:
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	$2,108	$—
Non-cash additions to property and equipment	8	—
Accrued dividend equivalents	244	363
Increase in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in stockholders' equity	—	26,685
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	—	(2,437)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	—	331
Net increase in deferred tax assets related to final exchange by member owners	—	284,852
Reclassification of redeemable limited partners' capital to additional paid in capital	—	1,754,607
Decrease in additional paid-in capital related to notes payable to former limited partners, net of discounts	—	438,967
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	—	37,319
Increase in additional paid-in capital related to final exchange by member owners	—	517,526
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2021 Annual Report, except as described below.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 will be effective for the Company for the fiscal year beginning July 1, 2023. Early adoption is permitted including adoption in interim periods. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company acquired, through its indirect, wholly-owned subsidiary Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined in Note 8 - Debt and Notes Payable).
The Company has accounted for the IDS acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS acquisition resulted in the recognition of $57.7 million of goodwill based on the purchase price paid in the acquisition compared to the fair value of the tangible assets acquired. The IDS acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The initial purchase price allocation for the IDS acquisition is preliminary and subject to changes in the valuation of the assets acquired and liabilities assumed. IDS is being integrated within Premier under the brand name RemitraTM and is reported as part of the Performance Services segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended		Six Months Ended
			December 31,		December 31,
	December 31, 2021	June 30, 2021	2021	2020	2021	2020
FFF	$129,947	$120,548	$3,454	$3,007	$9,399	$7,581
Exela	27,003	—	1,003	—	1,003	—
Prestige	16,815	14,478	1,579	1,594	2,337	2,646
Other investments	18,633	18,198	80	(29)	435	272
Total investments	$192,398	$153,224	$6,116	$4,572	$13,174	$10,499
The Company, through Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at December 31, 2021 and June 30, 2021. On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF put right, which had previously provided the majority shareholder of FFF a right to require the Company to purchase such shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023 (“FFF Put Right”). The termination of the FFF Put Right resulted in the derecognition of the FFF Put Right liability and the recognition of a corresponding non-cash gain of $64.1 million in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (see Note 5 - Fair Value Measurements for additional information).
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”), through its ownership of Exela Class A common stock at December 31, 2021. The Company owns approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at December 31, 2021. The Company owns approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
The Company accounts for its investments in FFF, Exela and Prestige using the equity method of accounting and includes each investment as part of the Supply Chain Services Segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	63,395	63,395	—	—
Total assets	63,470	63,470	—	—

Earn-out liabilities	24,139	—	—	24,139
Total liabilities	$24,139	$—	$—	$24,139

June 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	65,051	65,051	—	—
Total assets	65,126	65,126	—	—

Earn-out liabilities	24,249	—	—	24,249
FFF put right	64,110	—	—	64,110
Total liabilities	$88,359	$—	$—	$88,359
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($6.2 million and $5.5 million at December 31, 2021 and June 30, 2021, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of December 31, 2021 and June 30, 2021, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
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
At June 30, 2021, the Company recorded the Put and Call Rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Condensed Consolidated Balance Sheets. Net changes in the fair values of the Put and Call Rights, including the gain recorded as a result of the termination of the FFF Put Right, were recorded within other income (expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability was classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 0.9% at both December 31, 2021 and June 30, 2021. As of December 31, 2021 and June 30, 2021, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at December 31, 2021 and June 30, 2021 was $24.1 million and $24.2 million, respectively.
Acurity and Nexera Earn-out (a)

Input assumptions	As of December 31, 2021	As of June 30, 2021
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	0.9%	0.9%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.

A reconciliation of the Company’s Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)(b)	(Gain)/Loss (c)	Ending Balance
Three Months Ended December 31, 2021
Earn-out liabilities	$24,368	$—	$(229)	$24,139
Total Level 3 liabilities	$24,368	$—	$(229)	$24,139

Three Months Ended December 31, 2020
Earn-out liabilities	$23,017	$(4,660)	$4,343	$22,700
FFF put right	38,677	—	14,507	53,184
Total Level 3 liabilities	$61,694	$(4,660)	$18,850	$75,884

Six Months Ended December 31, 2021
Earn-out liabilities	$24,249	$—	$(110)	$24,139
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(110)	$24,139

Six Months Ended December 31, 2020
Earn-out liabilities	$33,151	$(13,733)	$3,282	$22,700
FFF put right	36,758	—	16,426	53,184
Total Level 3 liabilities	$69,909	$(13,733)	$19,708	$75,884
_________________________________
(a)Purchases (Settlements) for the six months ended December 31, 2021 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)Purchases (Settlements) for the three months ended December 31, 2020 includes the Medpricer earnout, which had been earned but not yet paid as of December 31, 2020. Purchases (Settlements) for the six months ended December 31, 2020 includes the Medpricer earnout and the Stanson earnout, which was paid in full as of December 31, 2020.
(c)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the six months ended December 31, 2021, the Company recorded notes payable to former limited partners as a result of the August 2020 Restructuring. Although these notes are non-interest bearing, they include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 8 - Debt and Notes Payable).
During the six months ended December 31, 2021, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million at both December 31, 2021 and June 30, 2021 based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2021 that was included in the opening balance of deferred revenue at June 30, 2021 was $13.0 million, which is a result of satisfying performance obligations.

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
Net revenue of $8.1 million and $3.7 million was recognized during the three and six months ended December 31, 2021, respectively, from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $7.3 million and $3.1 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. There was also an increase of $0.8 million and $0.6 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $3.1 million was recognized during the three months ended December 31, 2020 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by a $4.9 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $1.8 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
A decrease to net revenue of $3.2 million was recognized during the six months ended December 31, 2020 from performance obligations that were partially satisfied in prior periods. The decrease in net revenue recognized was driven by a $2.5 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period and a reduction of $0.7 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $654.1 million. The Company expects to recognize approximately 44% of the remaining performance obligations over the next 12 months and an additional 26% over the following 12 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2021 and June 30, 2021, we had goodwill balances recorded at Supply Chain Services and Performance Services of $388.5 million and $611.4 million, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2021	June 30, 2021
Member relationships	14.7 years	$386,100	$386,100
Technology	6.1 years	186,017	186,017
Customer relationships	9.6 years	70,830	70,830
Trade names	7.4 years	24,610	24,610
Non-compete agreements	5.3 years	11,315	11,315
Other (a)	10.2 years	7,682	7,682
Total intangible assets		686,554	686,554
Accumulated amortization		(311,650)	(289,912)
Total intangible assets, net		$374,904	$396,642
_________________________________
(a) Includes a $1.0 million indefinite-lived asset.
Intangible asset amortization was $21.7 million and $23.5 million for the six months ended December 31, 2021 and 2020, respectively.

(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Credit facility	$125,000	$75,000
Notes payable to members, net of discount	347,201	394,943
Other notes payable	5,750	8,628
Total debt and notes payable	477,951	478,571
Less: current portion	(224,882)	(174,243)
Total long-term debt and notes payable	$253,069	$304,328
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI, as Co-Borrowers, Prior Premier GP and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018 (the “Credit Facility”). On December 1, 2021, in connection with the Subsidiary Reorganization, the Credit Facility was amended to remove Prior Premier GP as a guarantor. Premier, Inc. is not a guarantor under the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At December 31, 2021, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.110% and the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at December 31, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $125.0 million in outstanding borrowings under the Credit Facility at December 31, 2021 with $874.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the six months ended December 31, 2021, the Company borrowed $175.0 million and repaid $125.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Former Limited Partners
At December 31, 2021, the Company had $347.2 million of notes payable to former LPs, net of discounts on notes payable of $12.2 million, of which $96.9 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2021, the Company had $394.9 million of notes payable to former LPs, net of discounts on notes payable of $15.8 million, of which $95.9 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At December 31, 2021 and June 30, 2021, the Company had $5.8 million and $8.6 million in other notes payable, respectively, of which $3.0 million and $3.3 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.

(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
The fair value of redeemable limited partners’ capital was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity at July 31, 2020. As a result, there were no adjustments to the fair value of redeemable limited partners’ capital for the six months ended December 31, 2021.
For the six months ended December 31, 2020, the Company recorded an adjustment of $(26.7) million to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Subsequent to July 31, 2020, there were no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
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
(10) STOCKHOLDERS' EQUITY
As of December 31, 2021, there were 119,935,420 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.
On August 5, 2021, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. As of December 31, 2021, the Company had purchased approximately 4.5 million shares of Class A common stock at an average price of $39.37 per share for a total purchase price of $176.0 million. There can be no assurances regarding the timing or number of shares of Class A common stock purchased under this authorization. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company’s Board of Directors.
During the six months ended December 31, 2021, the Company paid cash dividends of $0.20 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2021 and December 15, 2021. On January 20, 2022, the Board of Directors declared a cash dividend of $0.20 per share, payable on March 15, 2022 to stockholders of record on March 1, 2022.
(11) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners’ capital at the redemption amount, which was due to the exchange benefit obtained by limited partners through the ownership of Class B common units, which were canceled in conjunction with the August 2020 Restructuring. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Class A common stock.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$75,545	$43,969	$197,549	$162,967

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$75,545	$43,969	$197,549	$162,967
Net income attributable to non-controlling interest	—	—	989	—
Net income for diluted earnings per share	$75,545	$43,969	$198,538	$162,967

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	121,181	122,127	122,063	110,851
Effect of dilutive securities: (c)
Stock options	267	321	288	287
Restricted stock	540	333	516	318
Performance share awards	485	138	656	117
Diluted weighted average shares and assumed conversions	122,473	122,919	123,523	111,573

Earnings per share attributable to stockholders:
Basic	$0.62	$0.36	$1.62	$1.47
Diluted	$0.62	$0.36	$1.61	$1.46
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$77,232	$44,904	$198,538	$202,432
Net income attributable to non-controlling interest	(1,687)	(935)	(989)	(12,780)
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	(26,685)
Net income attributable to stockholders	$75,545	$43,969	$197,549	$162,967
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the six months ended December 31, 2021 and 2020.
(c)For the six months ended December 31, 2021, the effect of 0.3 million restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.2 million and 0.4 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three and six months ended December 31, 2020, the effect of 0.4 million and 1.1 million stock options and restricted stock units, respectively, was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.6 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the six months ended December 31, 2020, the effect of 11.2 million Class B common units was excluded from the diluted weighted average shares outstanding as it had an anti-dilutive effect.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the six months ended December 31, 2021 and 2020, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Pre-tax stock-based compensation expense	$16,234	$7,316	$23,788	$14,545
Deferred tax benefit (a)	3,650	1,011	4,725	2,120
Total stock-based compensation expense, net of tax	$12,584	$6,305	$19,063	$12,425
_________________________________
(a)For the three and six months ended December 31, 2021, the deferred tax benefit was reduced by $0.8 million and $1.5 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2021, there were 4.6 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2021:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2021	990,301	$35.27	1,731,002	$35.56	2,163,006	$30.32
Granted	617,505	$37.79	651,392	$37.18	—	$—
Vested/exercised	(281,142)	$40.41	(588,142)	$43.74	(1,236,015)	$30.17
Forfeited	(117,122)	$33.57	(168,127)	$31.87	(12,025)	$36.54
Outstanding at December 31, 2021	1,209,542	$35.53	1,626,125	$33.63	914,966	$30.45

Stock options outstanding and exercisable at December 31, 2021					914,966	$30.45
Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire either twelve months after an employee’s termination with the Company or 90 days after an employee’s termination with the Company, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at December 31, 2021 was as follows (in thousands). At December 31, 2021, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$28,795	2.2 years
Performance share awards	29,291	1.9 years
Total unrecognized stock-based compensation expense	$58,086	2.1 years

The aggregate intrinsic value of stock options at December 31, 2021 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$9,810

Exercised during the year ended December 31, 2021	$9,697
(13) INCOME TAXES
Income tax expense for the three months ended December 31, 2021, and 2020 was $6.4 million and $16.7 million, respectively, which reflects effective tax rates of 8% and 27%, respectively. The change in the effective tax rate for the three months ended December 31, 2021 is primarily attributable to the Subsidiary Reorganization which was completed on December 1, 2021.
Income tax expense for the six months ended December 31, 2021 was $25.4 million, which reflects an effective tax rate of 11% compared to an income tax benefit of $78.3 million for the six months ended December 31, 2020 which reflects an effective tax rate of (63)%. The change in the effective tax rate for the six months ended December 31, 2021 is primarily driven by the prior year deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release resulting from the Company and its subsidiaries forming one consolidated filing group for tax purposes at the consummation of the August 2020 Restructuring. Excluding the one-time deferred tax benefit, the effective tax rate would have been 24% for the six months ended December 31, 2020.
During the first quarter of fiscal year 2022, the Company assessed the future realization of its deferred tax assets as a result of its plan to complete the Subsidiary Reorganization by the end of the second quarter of fiscal year 2022. On December 1, 2021, the Company completed the Subsidiary Reorganization and reassessed the valuation allowance release. In fiscal year 2022, the Company expects to release $32.3 million of deferred tax asset valuation allowance primarily related to finite-lived net operating losses and research and development credit carryforwards. As a result of the Subsidiary Reorganization, the Company has included $6.4 million of tax benefit in its annualized effective tax rate calculation based on the amount that is expected to offset ordinary income during fiscal year 2022. The remaining $25.9 million of valuation allowance expected to be released relates to carryforwards expected to be utilized in future years and is being recognized as a discrete item in the six months ended December 31, 2021.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended December 31, 2021 and 2020 was $2.5 million and $2.7 million, respectively. Operating lease expense for the six months ended December 31, 2021 and 2020 was $5.1 million and $5.6 million, respectively. As of December 31, 2021, the weighted average remaining lease term was 4.3 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2021	June 30, 2021
2022 (a)	$6,003	$11,738
2023	12,131	12,012
2024	12,267	12,145
2025	12,301	12,177
2026	9,005	8,878
Thereafter	1,324	1,293
Total future minimum lease payments	53,031	58,243
Less: imputed interest	4,351	5,289
Total operating lease liabilities (b)	$48,680	$52,954
_________________________________
(a)As of December 31, 2021, future minimum lease payments are for the period from January 1, 2022 to June 30, 2022.
(b)As of December 31, 2021, total operating lease liabilities included $10.3 million within other current liabilities in the Condensed Consolidated Balance Sheets.

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
(15) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform; Contigo Health®, the Company’s direct-to-employer business; and RemitraTM, the Company’s digital invoicing and payables business.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue:
Segment net revenue
Supply Chain Services
Net administrative fees	$150,403	$145,339	$299,865	$277,984
Other services and support	9,326	4,086	18,251	9,677
Services	159,729	149,425	318,116	287,661
Products	111,766	179,670	230,196	295,085
Total Supply Chain Services (a)	271,495	329,095	548,312	582,746
Performance Services (a)	107,729	93,732	196,059	186,968
Total segment net revenue	379,224	422,827	744,371	769,714
Eliminations (a)	(9)	—	(9)	—
Net revenue	$379,215	$422,827	$744,362	$769,714
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Depreciation and amortization expense (a):
Supply Chain Services	$13,452	$9,417	$26,596	$18,219
Performance Services	16,076	17,810	32,186	37,567
Corporate	2,192	2,126	4,423	4,245
Total depreciation and amortization expense	$31,720	$29,353	$63,205	$60,031

Capital expenditures:
Supply Chain Services	$7,315	$2,699	$15,472	$5,575
Performance Services	12,363	16,912	23,386	35,283
Corporate	1,932	271	3,802	4,006
Total capital expenditures	$21,610	$19,882	$42,660	$44,864

	December 31, 2021	June 30, 2021
Total assets:
Supply Chain Services	$1,475,941	$1,550,300
Performance Services	1,034,427	1,043,608
Corporate	941,097	928,939
Total assets	3,451,465	3,522,847
Eliminations (b)	(3)	51
Total assets, net	$3,451,462	$3,522,898
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition related expenses, and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. Non-recurring items are income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Income before income taxes	$83,599	$61,561	$223,938	$124,108
Equity in net income of unconsolidated affiliates (a)	(6,116)	(4,572)	(13,174)	(10,499)
Interest and investment loss, net	2,873	3,398	5,661	5,517
Loss (gain) on FFF Put and Call Rights (b)	—	14,507	(64,110)	16,426
Other (income) expense	(2,392)	(4,890)	(2,072)	(8,573)
Operating income	77,964	70,004	150,243	126,979
Depreciation and amortization	20,870	19,093	41,466	36,567
Amortization of purchased intangible assets	10,850	10,260	21,739	23,464
Stock-based compensation (c)	16,330	7,415	24,081	14,790
Acquisition and disposition related expenses	3,746	7,918	7,167	10,763
Equity in net income of unconsolidated affiliates (a)	6,116	4,572	13,174	10,499
Deferred compensation plan income (d)	2,389	4,803	2,071	7,710
Other expense, net	3,751	753	3,778	4,789
Non-GAAP Adjusted EBITDA	$142,016	$124,818	$263,719	$235,561

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$134,280	$118,939	$263,549	$221,590
Performance Services (e)	39,010	36,609	62,725	73,724
Corporate	(31,274)	(30,730)	(62,555)	(59,753)
Non-GAAP Adjusted EBITDA	$142,016	$124,818	$263,719	$235,561
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended December 31, 2021 and 2020 and $0.3 million and $0.2 million for the six months ended December 31, 2021 and 2020, respectively.
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
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as licensed-based clinical analytics products, enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services and digital invoicing and payment processes for healthcare providers and vendors. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue	$379,215	$422,827	$744,362	$769,714
Net income	77,232	44,904	198,538	202,432
Non-GAAP Adjusted EBITDA	142,016	124,818	263,719	235,561
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation, and disseminate best practices that will help our member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of total cost management, quality and safety improvement and population health management through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended December 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2021	2020	2021	2020	2021	2020
Supply Chain Services	$271,495	$329,095	$(57,600)	(18)%	72%	78%
Performance Services	107,729	93,732	13,997	15%	28%	22%
Net revenue	$379,224	$422,827	$(43,603)	(10)%	100%	100%
Segment net revenue for the six months ended December 31, 2021 and 2020 was as follows (in thousands):

	Six Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2021	2020	2021	2020	2021	2020
Supply Chain Services	$548,312	$582,746	$(34,434)	(6)%	74%	76%
Performance Services	196,059	186,968	9,091	5%	26%	24%
Net revenue	$744,371	$769,714	$(25,343)	(3)%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, serving acute, non-acute and non-healthcare sites and providing supply chain co-management and our direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of supplies purchased by our members and other customers, fees from supply chain co-management and through product sales in connection with our direct sourcing activities.
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, our direct-to-employer business which provides third party administrator services and management of health benefit programs; and RemitraTM, our digital invoicing and payables business. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services Realignment for Fiscal 2022” under “Item 1. Business” in our 2021 Annual Report.

Acquisitions
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we acquired, through our indirect, wholly-owned subsidiary, Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements). IDS is being integrated within Premier under the brand name RemitraTM and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
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
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand as a result of the COVID-19 pandemic. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. Patients, hospitals and other medical facilities have deferred and continue to defer some elective procedures and routine medical visits during the crisis due to ongoing and continuing volatility or as the result of government orders or advisories. This created a material decline in the demand for supplies and services not related to COVID-19 during 2020, 2021 and the first half of 2022, and such lower demand may continue through fiscal 2022 and beyond if COVID-19 vaccine protection wanes due to COVID-19 variants. In addition, as a result of our members’ focus on managing the effects of COVID-19 on patients and their businesses, we have experienced a decrease in demand for our consulting and other performance service engagements. Furthermore, as a result of the COVID-19 pandemic, many of our members’ non-acute or non-healthcare facilities, such as education and hospitality businesses, closed or operated on a limited or reduced basis. These facilities have re-opened at a slower pace and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. Our member hospitals and non-acute care sites have experienced, and continue to experience, reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members’ facilities and our performance under our existing contracts. The long-

term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to effectively deliver existing or sell new products and services to our members and could affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs and material logistical delays due to port congestion. Border closings and restrictions in response to COVID-19, particularly regarding China, have impacted our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines, or other public health measures, have led to material logistical delays and an increase in shipping costs which have impacted and may continue to impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. During the COVID-19 pandemic, we lost revenue when member healthcare systems chose to source products directly themselves rather than through our GPO when incumbent suppliers could not deliver products in a timely manner or at all, and we were not able to locate reputable alternative suppliers. In the food service line, COVID-19 related illnesses impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
•Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We have and may continue to receive requests to delay service or payment on performance service contracts. In addition, we have and may continue to receive requests from our suppliers for increases to their contracted prices, and such requests may be implemented in the future. Inflation in such contract prices may impact member utilization of items and services available through our GPO contracts, which could adversely impact our net administrative fees revenue and direct sourcing revenue. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us because they are unable to obtain raw materials for manufacturing from India and China. The standard failure to supply language in our contracts contains financial penalties to suppliers if they are unable to supply products, which such suppliers may not be able to pay. In addition, we may not be able to source products from alternative suppliers on commercially reasonable terms, or at all.
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic and variants thereof and associated supply chain disruptions and inflation could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Managing the evolving regulatory environment. In response to the COVID-19 pandemic and variants thereof, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, other customers and suppliers.
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
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and products revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment and supply chain co-management revenue generated by our Supply Chain Services segment. Products revenue consists of direct sourcing product sales, which are included in our Supply Chain Services segment.
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
Performance Services
Performance Services revenue consists of:
•Health care information technology license and SaaS-based clinical, margin improvement and value-based care products subscriptions, license fees, performance improvement collaborative and other service subscriptions and professional fees for consulting services under our PINC AI technology and services platform;
•insurance services management fees and commissions from endorsed commercial insurance programs;
•third party administrator fees for our Contigo Health direct to employer business; and
•customer fees for our Remitra digital invoicing and payables business.
Our Performance Services growth will depend upon the expansion of our PINC AI technology and services platform to new and existing members and other customers, expansion of our Contigo Health and Remitra businesses to new and existing members, renewal of existing subscriptions to our SaaS and licensed software products, our ability to generate additional applied sciences engagements, our ability to sell enterprise analytics licenses to new and existing customers at rates sufficient to offset the loss of recurring SaaS-based revenue due to the conversion to an enterprise analytics license and expansion into new markets.
Cost of Revenue
Cost of revenue consists of cost of service revenue and cost of products revenue.
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. Amortization of contract costs included within cost of service revenue include costs related to implementing SaaS informatics tools. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software applications.

Cost of products revenue consists of purchase and shipment costs for direct sourced medical and commodity products. Our cost of products revenue is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products.
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
Other Income (Expense), Net
Other income (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”), Exela Holdings, Inc. (“Exela”), and Prestige Ameritech Ltd. (“Prestige”) (see Note 4 - Investments). Other income (expense), net, also includes the change in the fair value of the FFF Call Right and the gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense (Benefit)
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated filing group for federal income tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute Adjusted Net Income was 25% and 24% for the six months ended December 31, 2021 and 2020, respectively. The change in the tax rate used to compute Adjusted Net Income is due to our internal legal entity reorganization of our corporate subsidiaries for the purpose of simplifying our subsidiary reporting structure on December 1, 2021 (the “Subsidiary Reorganization”) resulting in the release of $32.3 million of valuation allowance of our deferred tax asset in the fiscal year ending June 30, 2022. As a result of the Subsidiary Reorganization, one of our consolidated subsidiaries is expected to have sufficient income to utilize its net operating loss and research and development credit carryforwards.
During the first quarter of fiscal 2022, we made substantial progress on the Subsidiary Reorganization and as we expected to complete it prior to December 31, 2021, we released the valuation allowance. On December 1, 2021, we completed the Subsidiary Reorganization and reassessed the portion of the valuation allowance benefited through fiscal 2022 ordinary income and the portion included as a discrete item. Of the $32.3 million valuation allowance expected to be released, $6.4 million is included in the estimated annual effective tax rate calculation to the extent such carryforwards are projected to offset fiscal 2022 ordinary income. The remaining $25.9 million of valuation allowance expected to be released has been included as a discrete item in the six months ended December 31, 2021.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At December 31, 2021, we owned approximately 26%, 21% and 15% of the membership interest of PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively. We recognized net income attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM, DePre and ExPre, respectively, by member health systems or their affiliates. PRAM, DePre and ExPre are investments we made as part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.

As of December 31, 2021, we own 92% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 4% of equity held by an affiliate of a member health system in addition to 4% held by certain customers of Contigo Health.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition and disposition related expenses, remeasurement of TRA liabilities, gain on or loss on the FFF Put and Call Rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2021 and 2020 and $0.3 million and $0.2 million for the six months ended December 31, 2021 and 2020, respectively (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
Acquisition and disposition related expenses
Acquisition related expenses include legal, accounting, and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Gain or loss on FFF Put and Call Rights
See Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements.

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$150,403	40%	$145,339	34%	$299,865	40%	$277,984	36%
Other services and support	117,046	31%	97,818	23%	214,301	29%	196,645	26%
Services	267,449	71%	243,157	58%	514,166	69%	474,629	62%
Products	111,766	29%	179,670	42%	230,196	31%	295,085	38%
Net revenue	379,215	100%	422,827	100%	744,362	100%	769,714	100%
Cost of revenue:
Services	45,782	12%	40,122	9%	89,591	12%	78,872	10%
Products	96,933	26%	171,722	41%	206,295	28%	285,150	37%
Cost of revenue	142,715	38%	211,844	50%	295,886	40%	364,022	47%
Gross profit	236,500	62%	210,983	50%	448,476	60%	405,692	53%
Operating expenses	158,536	42%	140,979	33%	298,233	40%	278,713	36%
Operating income	77,964	21%	70,004	17%	150,243	20%	126,979	16%
Other income (expense), net	5,635	1%	(8,443)	(2)%	73,695	10%	(2,871)	—%
Income before income taxes	83,599	22%	61,561	15%	223,938	30%	124,108	16%
Income tax expense (benefit)	6,367	2%	16,657	4%	25,400	3%	(78,324)	(10)%
Net income	77,232	20%	44,904	11%	198,538	27%	202,432	26%
Net income attributable to non-controlling interest	(1,687)	—%	(935)	—%	(989)	—%	(12,780)	(2)%
Adjustment of redeemable limited partners’ capital to redemption amount	—	—%	—	—%	—	—%	(26,685)	(3)%
Net income attributable to stockholders	$75,545	nm	$43,969	nm	$197,549	nm	$162,967	nm

Earnings per share attributable to stockholders:
Basic	$0.62		$0.36		$1.62		$1.47
Diluted	$0.62		$0.36		$1.61		$1.46
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$142,016	37%	124,818	30%	$263,719	35%	$235,561	31%
Non-GAAP Adjusted Net Income	90,011	24%	79,394	19%	165,145	22%	149,553	19%
Non-GAAP Adjusted Earnings Per Share	0.73	nm	0.65	nm	1.34	nm	1.22	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$77,232	$44,904	$198,538	$202,432
Interest expense, net	2,873	3,398	5,661	5,517
Income tax expense (benefit)	6,367	16,657	25,400	(78,324)
Depreciation and amortization	20,870	19,093	41,466	36,567
Amortization of purchased intangible assets	10,850	10,260	21,739	23,464
EBITDA	118,192	94,312	292,804	189,656
Stock-based compensation	16,330	7,415	24,081	14,790
Acquisition and disposition related expenses	3,746	7,918	7,167	10,763
Loss (gain) on FFF Put and Call Rights	—	14,507	(64,110)	16,426
Other expense, net	3,748	666	3,777	3,926
Adjusted EBITDA	$142,016	$124,818	$263,719	$235,561

Income before income taxes	$83,599	$61,561	$223,938	$124,108
Equity in net income of unconsolidated affiliates	(6,116)	(4,572)	(13,174)	(10,499)
Interest expense, net	2,873	3,398	5,661	5,517
Loss (gain) on FFF Put and Call Rights	—	14,507	(64,110)	16,426
Other expense, net	(2,392)	(4,890)	(2,072)	(8,573)
Operating income	77,964	70,004	150,243	126,979
Depreciation and amortization	20,870	19,093	41,466	36,567
Amortization of purchased intangible assets	10,850	10,260	21,739	23,464
Stock-based compensation	16,330	7,415	24,081	14,790
Acquisition and disposition related expenses	3,746	7,918	7,167	10,763
Equity in net income of unconsolidated affiliates	6,116	4,572	13,174	10,499
Deferred compensation plan income	2,389	4,803	2,071	7,710
Other expense, net	3,751	753	3,778	4,789
Adjusted EBITDA	$142,016	$124,818	$263,719	$235,561

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Supply Chain Services	$134,280	$118,939	$263,549	$221,590
Performance Services	39,010	36,609	62,725	73,724
Corporate	(31,274)	(30,730)	(62,555)	(59,753)
Adjusted EBITDA	$142,016	$124,818	$263,719	$235,561

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income attributable to stockholders	$75,545	$43,969	$197,549	$162,967
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	26,685
Net income attributable to non-controlling interest	1,687	935	989	12,780
Income tax expense (benefit)	6,367	16,657	25,400	(78,324)
Amortization of purchased intangible assets	10,850	10,260	21,739	23,464
Stock-based compensation	16,330	7,415	24,081	14,790
Acquisition and disposition related expenses	3,746	7,918	7,167	10,763
Loss (gain) on FFF Put and Call Rights	—	14,507	(64,110)	16,426
Other expense, net	5,490	2,805	7,378	7,229
Non-GAAP adjusted income before income taxes	120,015	104,466	220,193	196,780
Income tax expense on adjusted income before income taxes (a)	30,004	25,072	55,048	47,227
Non-GAAP Adjusted Net Income	$90,011	$79,394	$165,145	$149,553

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	121,181	122,127	122,063	110,851
Dilutive securities	1,292	792	1,460	722
Weighted average shares outstanding - diluted	122,473	122,919	123,523	111,573
Class B shares outstanding (b)	—	—	—	11,185
Non-GAAP weighted average shares outstanding - diluted	122,473	122,919	123,523	122,758
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 25% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2021 and 24% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2020.
(b)For the six months ended December 31, 2020, the effect of 11.2 million Class B common shares was excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect and on a non-GAAP basis, the effect of 11.2 million Class B common shares was included in the non-GAAP diluted weighted average shares outstanding.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Earnings per share attributable to stockholders	$0.62	$0.36	$1.62	$1.47
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	0.24
Net income attributable to non-controlling interest	0.01	0.01	0.01	0.12
Income tax expense (benefit)	0.05	0.14	0.21	(0.71)
Amortization of purchased intangible assets	0.09	0.08	0.18	0.21
Stock-based compensation	0.13	0.06	0.20	0.13
Acquisition and disposition related expenses	0.03	0.06	0.06	0.10
Loss (gain) on FFF Put and Call Rights	—	0.12	(0.53)	0.15
Other expense, net	0.06	0.02	0.06	0.07
Impact of corporation taxes (a)	(0.25)	(0.20)	(0.45)	(0.43)
Impact of dilutive shares (b)	(0.01)	—	(0.02)	(0.13)
Non-GAAP Adjusted Earnings Per Share	$0.73	$0.65	$1.34	$1.22
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 25% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2021 and 24% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2020.
(b)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of the weighted average outstanding Class B common units for the six months ended December 31, 2020 for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended December 31, 2021 to 2020
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $43.6 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to a decrease of $67.9 million in products revenue partially offset by an increase of $5.1 million in net administrative fees revenue and an increase of $19.2 million in other services and support revenue.
Cost of Revenue
Cost of revenue decreased by $69.1 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to a decrease of $74.8 million in cost of products revenue partially offset by an increase of $5.7 million in cost of services revenue.
Operating Expenses
Operating expenses increased by $17.5 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase of $16.8 million in selling, general and administrative expenses and an increase of $0.6 million in amortization of purchased intangible assets.
Other Income, Net
Other income, net increased by $14.0 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to the loss on the FFF Put Right in the prior year period. There was no gain or loss on the FFF Put Right recognized in the current period as a result of the termination and corresponding derecognition of the FFF Put Right liability on July 29, 2021 (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
For the three months ended December 31, 2021, we recorded tax expense of $6.4 million compared to tax expense of $16.7 million recorded during the three months ended December 31, 2020. The tax expense recorded during the three months ended December 31, 2021 and 2020 resulted in effective tax rates of 7.6% and 27.1%, respectively. The change in the effective tax rate is attributable to the Subsidiary Reorganization. (See Note 1 - Organization and Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased by $0.8 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in the portion of net income attributable to the non-controlling interest in PRAM, DePre and ExPre.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $17.2 million during the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The increase was driven by increases of $15.4 million and $2.4 million in Supply Chain Services and Performance Services Adjusted EBITDA, respectively, partially offset by a decrease of $0.6 million in Corporate Adjusted EBITDA.
Consolidated Results - Comparison of the Six Months Ended December 31, 2021 to 2020
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $25.3 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to decrease of $64.9 million in products revenue partially offset by an increase of $21.9 million in net administrative fees revenue and an increase of $17.7 million in other services and support revenue.
Cost of Revenue
Cost of revenue decreased by $68.1 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to a decrease of $78.9 million in cost of products revenue partially offset by an increase of $10.7 million in cost of services revenue.
Operating Expenses
Operating expenses increased by $19.5 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to an increase of $20.7 million in selling, general and administrative expenses partially offset by a decrease of $1.8 million in amortization of purchased intangible assets.
Other Income, Net
Other income, net increased by $76.6 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to the current period gain on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability on July 29, 2021 compared to a loss on the FFF Put Right recognized in the prior year period (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information) as well as an increase in equity in net income of unconsolidated affiliates (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). The increases were partially offset by a decrease in deferred compensation plan income.
Income Tax Expense (Benefit)
For the six months ended December 31, 2021, we recorded tax expense of $25.4 million compared to a tax benefit of $78.3 million recorded during the six months ended December 31, 2020. The tax expense and benefit recorded during the six months ended December 31, 2021 and 2020 resulted in effective tax rates of 11.3% and (63.1)%, respectively. The change in the effective tax rate is primarily attributable to the prior year one-time deferred tax benefit associated with the remeasurement of the deferred tax asset and valuation allowance release as a result of the August 2020 Restructuring. (See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $11.8 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to the August 2020 Restructuring, whereby net income attributable to non-controlling interest in Premier LP was not recorded after August 11, 2020.

Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $28.2 million during the three months ended December 31, 2021, compared to the six months ended December 31, 2020 driven by an increase of $42.0 million in Supply Chain Services Adjusted EBITDA partially offset by decreases of $11.0 million and $2.8 million in Performance Services and Corporate Adjusted EBITDA, respectively.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Supply Chain Services	2021	2020	Change		2021	2020	Change
Net revenue:
Net administrative fees	$150,403	$145,339	$5,064	3%	$299,865	$277,984	$21,881	8%
Other services and support	9,326	4,086	5,240	128%	18,251	9,677	8,574	89%
Services	159,729	149,425	10,304	7%	318,116	287,661	30,455	11%
Products	111,766	179,670	(67,904)	(38)%	230,196	295,085	(64,889)	(22)%
Net revenue	271,495	329,095	(57,600)	(18)%	548,312	582,746	(34,434)	(6)%
Cost of revenue:
Services	3,267	774	2,493	322%	6,638	1,508	5,130	340%
Products	96,933	171,722	(74,789)	(44)%	206,295	285,150	(78,855)	(28)%
Cost of revenue	100,200	172,496	(72,296)	(42)%	212,933	286,658	(73,725)	(26)%
Gross profit	171,295	156,599	14,696	9%	335,379	296,088	39,291	13%
Operating expenses:
Selling, general and administrative	48,454	50,372	(1,918)	(4)%	96,498	94,796	1,702	2%
Research and development	72	109	(37)	(34)%	236	127	109	86%
Amortization of purchased intangible assets	8,116	8,055	61	1%	16,252	16,054	198	1%
Operating expenses	56,642	58,536	(1,894)	(3)%	112,986	110,977	2,009	2%
Operating income	114,653	98,063	16,590	17%	222,393	185,111	37,282	20%
Depreciation and amortization	5,336	1,363			10,344	2,165
Amortization of purchased intangible assets	8,116	8,054			16,252	16,054
Acquisition and disposition related expenses	56	6,747			1,608	7,632
Equity in net income of unconsolidated affiliates	6,116	4,697			12,946	10,588
Other expense	3	15			6	40
Segment Adjusted EBITDA	$134,280	$118,939	$15,341	13%	$263,549	$221,590	$41,959	19%
Comparison of the Three Months Ended December 31, 2021 to 2020
Net Revenue
Supply Chain Services segment net revenue decreased by $57.6 million, or 18%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease in net revenue was primarily due to a decrease in products revenue of $67.9 million driven by lower demand for and pricing of personal protective equipment (“PPE”) and other high demand supplies as a result of the state of the COVID-19 pandemic partially offset by growth in commodity products under our PREMIERPRO® brand. As the COVID-19 pandemic subsides or becomes more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period products revenue growth rates.
The decrease in net revenue was partially offset by an increase in net administrative fees of $5.1 million driven by an increase in the demand for supplies and services, increased utilization of our contracts by our existing members and the addition of new categories and suppliers. In addition, the decrease was partially offset by an increase of $5.2 million in other services and support revenue largely due to an increase in supply chain co-management fees.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $72.3 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020 primarily driven by the aforementioned decrease in products revenue due to the prior year increase in demand as well as fluctuations in product costs. This was partially offset by an increase in cost of services revenue due to the aforementioned increase in other services and support revenue and rapidly escalating shipping costs. As the COVID-19 pandemic subsides or becomes more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period cost of products revenue.
Operating Expenses
Supply Chain Services segment operating expenses decreased by $1.9 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease was primarily due to a decrease of $1.9 million in selling, general and administrative expenses driven by a decrease in acquisition and disposition related expenses partially offset by an increase in personnel costs and depreciation and amortization expense.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $15.3 million, or 13%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to the aforementioned increase in net administrative fees revenue and favorable product mix in our direct sourcing activities business.
Comparison of the Six Months Ended December 31, 2021 to 2020
Net Revenue
Supply Chain Services segment net revenue decreased by $34.4 million, or 6%, during the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The decrease in net revenue was primarily due to a decrease in products revenue of $64.9 million driven by lower demand for and pricing of PPE and other high demand supplies as a result of the state of the COVID-19 pandemic partially offset by growth in commodity products under our PREMIERPRO® brand. As the COVID-19 pandemic subsides or becomes more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period products revenue growth rates.
The decrease was partially offset by an increase in net administrative fees of $21.9 million driven by an increase in the demand for supplies and services, increased utilization of our contracts by our existing members and the addition of new categories and suppliers. In addition, the decrease was partially offset by an increase of $8.6 million in other services and support revenue due to an increase in supply chain co-management fees.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $73.7 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020 primarily driven by the decrease in products revenue due to the prior year increase in demand partially offset by the aforementioned increase in other services and support revenue. As the COVID-19 pandemic subsides or becomes more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period cost of products revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased by $2.0 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020 primarily due to an increase in selling, general and administrative expenses of $1.7 million driven by an increase in depreciation and amortization expense. The increases were partially offset by a decrease in acquisition and disposition related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $42.0 million, or 19%, during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to the aforementioned increase in net administrative fees revenue and favorable product mix in our direct sourcing activities business.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Performance Services	2021	2020	Change		2021	2020	Change
Net revenue:
Other services and support	$107,729	$93,732	$13,997	15%	$196,059	$186,968	$9,091	5%
Net revenue	107,729	93,732	13,997	15%	196,059	186,968	9,091	5%
Cost of revenue:
Services	42,515	39,348	3,167	8%	82,953	77,364	5,589	7%
Cost of revenue	42,515	39,348	3,167	8%	82,953	77,364	5,589	7%
Gross profit	65,214	54,384	10,830	20%	113,106	109,604	3,502	3%
Operating expenses:
Selling, general and administrative	42,462	33,813	8,649	26%	81,263	67,972	13,291	20%
Research and development	774	613	161	26%	1,604	1,171	433	37%
Amortization of purchased intangible assets	2,734	2,205	529	24%	5,487	7,410	(1,923)	(26)%
Operating expenses	45,970	36,631	9,339	25%	88,354	76,553	11,801	15%
Operating income	19,244	17,753	1,491	8%	24,752	33,051	(8,299)	(25)%
Depreciation and amortization	13,342	15,604			26,699	30,157
Amortization of purchased intangible assets	2,734	2,206			5,487	7,410
Acquisition related expenses	3,690	1,171			5,559	3,131
Equity in net income of unconsolidated affiliates	—	(125)			228	(89)
Other expense	—	—			—	64
Segment Adjusted EBITDA	$39,010	$36,609	$2,401	7%	$62,725	$73,724	$(10,999)	(15)%
Comparison of the Three Months Ended December 31, 2021 to 2020
Net Revenue
Net revenue in our Performance Services segment increased by $14.0 million, or 15%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was primarily driven by higher revenue associated with enterprise analytics license agreements executed during the current period as compared to the prior year period, incremental revenue from our Remitra business and growth in our Contigo Health business.
Cost of Revenue
Performance Services segment cost of revenue increased by $3.2 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in personnel costs related to growth in our Contigo Health business and incremental expenses associated with our Remitra business.
Operating Expenses
Performance Services segment operating expenses increased by $9.3 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was primarily due to an increase of $8.6 million in selling, general and administrative expenses driven by an increase in professional fees and a decrease in capitalized labor costs as well as an increase of $0.5 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $2.4 million, or 7%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020 primarily due to the aforementioned increase in revenue partially offset by the aforementioned increases in cost of revenue and operating expenses.

Comparison of the Six Months Ended December 31, 2021 to 2020
Net Revenue
Net revenue in our Performance Services segment increased by $9.1 million, or 5%, during the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase was primarily driven by incremental revenue from our Remitra business, higher revenue associated with enterprise analytics license agreements executed during the current period as compared to the prior year period and growth in our Contigo Health business.
Cost of Revenue
Performance Services segment cost of revenue increased by $5.6 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to an increase in personnel costs related to growth in our Contigo Health business and incremental expenses associated with our Remitra business.
Operating Expenses
Performance Services segment operating expenses increased by $11.8 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase was primarily due to an increase of $13.3 million in selling, general and administrative expenses driven by an increase in professional fees as well as a decrease in capitalized labor costs. The increase was partially offset by $1.9 million of lower amortization of purchased intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $11.0 million, or 15%, during the six months ended December 31, 2021 compared to the six months ended December 31, 2020 primarily due to the aforementioned increases in cost of revenue and operating expenses partially offset by the increase in revenue.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
Corporate	2021	2020	Change		2021	2020	Change
Operating expenses:
Selling, general and administrative	$55,933	$45,812	$10,121	22%	$96,902	$91,183	$5,719	6%
Operating expenses	55,933	45,812	10,121	22%	96,902	91,183	5,719	6%
Operating loss	(55,933)	(45,812)	(10,121)	22%	(96,902)	(91,183)	(5,719)	6%
Depreciation and amortization	2,192	2,126			4,423	4,245
Stock-based compensation	16,330	7,415			24,081	14,790
Deferred compensation plan income	2,389	4,803			2,071	7,710
Other expense, net	3,748	738			3,772	4,685
Adjusted EBITDA	$(31,274)	$(30,730)	$(544)	(2)%	$(62,555)	$(59,753)	$(2,802)	(5)%
Comparison of the Three Months Ended December 31, 2021 to 2020
Operating Expenses
Corporate operating expenses increased by $10.1 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in stock-based compensation expense due to higher achievement of performance share awards, an increase in professional fees related to strategic and financial restructuring expenses in support of growth and strategic initiatives, and an increase in employee travel and meeting expenses as travel and meeting limitations due to the COVID-19 pandemic began to subside.
Adjusted EBITDA
Adjusted EBITDA decreased by $0.5 million, or 2%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in employee-related expenses, including employee travel and meeting expenses.

Comparison of the Six Months Ended December 31, 2021 to 2020
Operating Expenses
Corporate operating expenses increased by $5.7 million during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to increases in stock-based compensation expense due to higher achievement of performance share awards and employee-related expenses, including employee travel and meeting expenses as travel and meeting limitations due to the COVID-19 pandemic began to subside.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.8 million, or 5%, during the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to an increase in professional fees and employee-related expenses, including employee travel and meeting expenses.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has primarily been cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined below and Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) as a source of liquidity. Our primary cash requirements involve operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of December 31, 2021 and June 30, 2021, we had cash and cash equivalents of $86.2 million and $129.1 million, respectively. As of December 31, 2021 and June 30, 2021, there were $125.0 million and $75.0 million, respectively, of outstanding borrowings under our Credit Facility. During the six months ended December 31, 2021, we borrowed $175.0 million and repaid $125.0 million of borrowings under our Credit Facility, which was used for other general corporate purposes.
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
The COVID-19 global pandemic and its variants continue to create challenges throughout the United States and much of the rest of the world. The full extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity in the future will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it and treat its impact, including the success of the COVID-19 vaccination program, or recurrences of COVID-19, variants thereof or similar pandemics. As discussed in Item 1A. “Risk Factors” in our 2021 Annual Report as well as in this Quarterly Report under “Market and Industry Trends and Outlook” within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including but not limited to the following:
•We have experienced and may continue to experience demand uncertainty from both material increases and decreases in demand for PPE, drugs and other supplies directly related to the treating and preventing the spread of COVID-19 and any variants thereof and decreases in demand for non-COVID-19-related supplies and services.

•Our member hospitals and non-acute care sites have experienced and continue to experience, reduced or limited access for non-patients, including our field teams, consultants and other professionals, and travel restrictions have impacted our employees’ ability to travel to our members’ facilities.
•The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs and material logistical delays due to port congestion.
•We have and may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. Inflation in such contract prices may impact member utilization of items and services available through our GPO contracts, with uncertain impact on our net administrative fees revenue and direct sourcing revenue. In addition, several pharmacy suppliers have exercised force majeure clauses related to failure to supply clauses in their contracts with us.
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
Discussion of Cash Flows for the Six Months Ended December 31, 2021 and 2020
A summary of net cash flows follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$197,527	$116,177
Investing activities	(68,660)	(46,883)
Financing activities	(171,846)	(59,585)
Net increase in cash and cash equivalents	$(42,979)	$9,709
Net cash provided by operating activities increased by $81.4 million primarily due to a decrease of $151.6 million in cash paid for cost of revenue. This increase was partially offset by a decrease of $43.6 million in cash received from net revenues and increase of $34.4 million in payments of operating expenses.
Net cash used in investing activities increased by $21.8 million for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase in net cash used in investing activities was primarily due to $26.0 million of cash paid by ExPre for an ownership interest in Exela Holdings, Inc., which was partially offset by a $2.2 million reduction in purchases of property and equipment.
Net cash used in financing activities increased by $112.3 million for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Net cash used in financing activities was driven by $173.9 million for repurchases of Class A common stock under the fiscal 2022 stock repurchase program, an increase of $46.9 million in payments made on notes payable and an increase in cash dividend payments of $2.7 million. The net cash used in financing activities was partially offset by an increase of $25.0 million in net borrowings under our Credit Facility, a reduction of $34.2 million in distributions to limited partners of Premier LP and payments to limited partners of Premier LP related to tax receivable agreements as both distributions and payments were eliminated in connection with the August 2020 Restructuring, an increase of $34.8 million in proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options and an increase of $17.2 million in other financing activities. Other financing activities is primarily driven by proceeds from member health systems that acquired membership interests in ExPre.
Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2021 and 2020
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.

A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$197,527	$116,177
Purchases of property and equipment	(42,660)	(44,864)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(47,741)	—
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Non-GAAP Free Cash Flow	$107,126	$37,146
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” We paid $51.3 million to members including imputed interest of $3.6 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $70.0 million for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase in Non-GAAP Free Cash Flow was driven by the aforementioned $81.4 million increase in net cash provided by operating activities as well as no distributions to limited partners of Premier LP or payments to limited partners of Premier LP related to tax receivable agreements in the six months ended December 31, 2021 as both were eliminated in connection with the August 2020 Restructuring. These increases were partially offset by $47.7 million of early termination payments to certain former limited partners in connection with the August 2020 Restructuring.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Former Limited Partners
At December 31, 2021, $359.4 million remains to be paid without interest in 14 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At December 31, 2021, we had commitments of $5.8 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At December 31, 2021, the interest rate on outstanding borrowings under the Credit Facility was 1.110% and the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at December 31, 2021. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At December 31, 2021, we had outstanding borrowings of $125.0 million under the Credit Facility with $874.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as Exhibit 10.1 to this Quarterly Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In each of September 2021 and December 2021, we paid a cash dividend of $0.20 per share on outstanding shares of Class A common stock. On January 20, 2022, our Board of Directors declared a cash dividend of $0.20 per share, payable on March 15, 2022 to stockholders of record on March 1, 2022.
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
Stock Repurchase Program
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. At December 31, 2021, we had purchased approximately 4.5 million shares of Class A common stock at an average price of $39.37 per share for a total purchase price of $176.0 million. The purchase authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
Impact of Inflation
The U.S. economy is experiencing significant inflation. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices across our diverse product portfolio. However, our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. Our GPO business has largely been unaffected by pricing inflation as we use our members’ aggregated purchasing power to negotiate firm prices in many of our contracts. In our Direct Sourcing business, we have historically been able to adjust our selling prices to pass through increases in cost or offset them through various cost reduction initiatives.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At December 31, 2021, we had $125.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at December 31, 2021, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $1.3 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time we have been named as a defendant in class action or other antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
Additional information relating to certain legal proceedings in which we are involved is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended December 31, 2021, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. All repurchases of our Class A common stock were recorded as treasury shares. The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended December 31, 2021.

Period	Total Number of Share Purchased	Average Price Paid per Share ($)(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(b)
October 1 through October 31, 2021	1,031,268	$39.16	1,031,268	$167
November 1 through November 30, 2021	1,262,046	40.44	1,262,046	116
December 1 through December 31. 2021	1,083,606	38.67	1,083,606	74
Total	3,376,920		3,376,920	$74
_________________________________
(a)Average price per share excludes fees and commissions.
(b)From the stock repurchase program's inception through December 31, 2021, we purchased approximately 4.5 million shares of Class A common stock at an average price of $39.37 per share for a total of $176.0 million.

Item 6. Exhibits

Exhibit No.	Description
10.1
First Amendment to Credit Agreement, dated as of December 1, 2021 by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC, the other Guarantors party thereto and, Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2021)

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
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 1, 2022	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer