Form 10-Q
period 2022-03-31
Premier, Inc.
filed 2022-05-03
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of April 28, 2022, there were 117,986,674 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this quarterly report for the nine months ended March 31, 2022 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the impact of the continuing financial and operational uncertainty due to the coronavirus pandemic or other pandemics and associated supply chain disruptions and inflation;
•global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations, including issues such as rising inflation and global supply-chain disruption;
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
•risks and expenses related to future acquisition opportunities and integration of previous or future acquisitions;
•financial and operational risks associated with non-controlling investments in other businesses or other joint ventures that we do not control, particularly early-stage companies;
•pending and potential litigation;
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
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) and this Quarterly Report on Form 10-Q.
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
For periods on or after August 11, 2020, references to “members” are references to health systems and other customers that participate in our GPO programs, or utilize any of our programs or services, some of which were formerly member owners.
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
References to the “Subsidiary Reorganization” are references to an internal legal organization of our corporate subsidiaries in December 2021 for the purpose of simplifying our subsidiary reporting structure. For additional information and details regarding the Subsidiary Reorganization, see our Quarterly Report for the period ended December 31, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2022	June 30, 2021
Assets
Cash and cash equivalents	$179,503	$129,141
Accounts receivable (net of $852 and $1,174 allowance for credit losses, respectively)	125,632	142,557
Contract assets (net of $1,251 and $1,110 allowance for credit losses, respectively)	255,693	266,173
Inventory	130,275	176,376
Prepaid expenses and other current assets	64,897	68,049
Total current assets	756,000	782,296
Property and equipment (net of $574,185 and $518,332 accumulated depreciation, respectively)	222,583	224,271
Intangible assets (net of $322,802 and $289,912 accumulated amortization, respectively)	373,752	396,642
Goodwill	999,913	999,913
Deferred income tax assets	744,899	781,824
Deferred compensation plan assets	53,914	59,581
Investments in unconsolidated affiliates	209,205	153,224
Operating lease right-of-use assets	41,764	48,199
Other assets	113,429	76,948
Total assets	$3,515,459	$3,522,898

Liabilities and stockholders' equity
Accounts payable	$53,720	$85,413
Accrued expenses	58,129	48,144
Revenue share obligations	240,152	226,883
Accrued compensation and benefits	79,621	100,713
Deferred revenue	33,755	34,058
Current portion of notes payable to former limited partners	97,342	95,948
Line of credit and current portion of long-term debt	253,053	78,295
Other current liabilities	47,403	47,330
Total current liabilities	863,175	716,784
Long-term debt, less current portion	2,280	5,333
Notes payable to former limited partners, less current portion	225,814	298,995
Deferred compensation plan obligations	53,914	59,581
Deferred consideration, less current portion	57,762	56,809
Operating lease liabilities, less current portion	35,678	43,102
Other liabilities	43,234	112,401
Total liabilities	1,281,857	1,293,005
Commitments and contingencies (Note 14)

	March 31, 2022	June 30, 2021
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 124,415,319 shares issued and 117,985,944 shares outstanding at March 31, 2022 and 122,533,051 shares issued and outstanding at June 30, 2021	1,244	1,225
Treasury stock, at cost; 6,429,375 and 0 shares at March 31, 2022 and June 30, 2021, respectively	(250,129)	—
Additional paid-in capital	2,150,313	2,059,194
Retained earnings	332,171	169,474
Accumulated other comprehensive income	3	—
Total stockholders' equity	2,233,602	2,229,893
Total liabilities and stockholders' equity	$3,515,459	$3,522,898
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenue:
Net administrative fees	$148,396	$146,553	$448,261	$424,537
Other services and support	105,808	107,375	320,109	304,020
Services	254,204	253,928	768,370	728,557
Products	93,629	215,995	323,825	511,080
Net revenue	347,833	469,923	1,092,195	1,239,637
Cost of revenue:
Services	46,735	46,980	136,326	125,852
Products	88,621	211,136	294,916	496,286
Cost of revenue	135,356	258,116	431,242	622,138
Gross profit	212,477	211,807	660,953	617,499
Operating expenses:
Selling, general and administrative	143,676	134,502	418,330	388,453
Research and development	826	715	2,666	2,013
Amortization of purchased intangible assets	11,151	10,400	32,890	33,864
Operating expenses	155,653	145,617	453,886	424,330
Operating income	56,824	66,190	207,067	193,169
Equity in net income of unconsolidated affiliates	3,991	5,524	17,165	16,023
Interest expense, net	(2,804)	(3,225)	(8,465)	(8,742)
(Loss) gain on FFF Put and Call Rights	—	(5,195)	64,110	(21,621)
Other (expense) income, net	(4,248)	1,594	(2,176)	10,167
Other (expense) income, net	(3,061)	(1,302)	70,634	(4,173)
Income before income taxes	53,763	64,888	277,701	188,996
Income tax expense (benefit)	14,694	13,444	40,094	(64,880)
Net income	39,069	51,444	237,607	253,876
Net income attributable to non-controlling interest	(654)	(3,123)	(1,643)	(15,903)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	(26,685)
Net income attributable to stockholders	$38,415	$48,321	$235,964	$211,288

Comprehensive income:
Net income	$39,069	$51,444	$237,607	$253,876
Comprehensive income attributable to non-controlling interest	(654)	(3,123)	(1,643)	(15,903)
Foreign currency translation gain	4	—	3	—
Comprehensive income attributable to stockholders	$38,419	$48,321	$235,967	$237,973

Weighted average shares outstanding:
Basic	118,697	122,254	120,957	114,596
Diluted	119,813	123,116	122,302	115,365

Earnings per share attributable to stockholders:
Basic	$0.32	$0.40	$1.95	$1.84
Diluted	$0.32	$0.39	$1.94	$1.83
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	$2,059,194	$—	$169,474	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	22,851	—	—	22,864
Treasury stock	(1,091)	—	1,091	(42,628)	—	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	7,554	—	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(9,171)	—	—	(9,171)
Net income	—	—	—	—	—	—	121,306	121,306
Net loss attributable to non-controlling interest	—	—	—	—	(698)	—	698	—
Dividends ($0.20 per share)	—	—	—	—	—	—	(24,877)	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	23,145	—	—	23,145
Balance at September 30, 2021	122,681	1,238	1,091	(42,628)	2,102,875	—	266,601	2,328,086
Issuance of Class A common stock under equity incentive plan	579	5	—	—	14,398	—	—	14,403
Issuance of Class A common stock under employee stock purchase plan	52	1	—	—	1,976	—	—	1,977
Treasury stock	(3,377)	—	3,377	(133,396)	—	—	—	(133,396)
Stock-based compensation expense	—	—	—	—	16,234	—	—	16,234
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(1,495)	—	—	(1,495)
Net income	—	—	—	—	—	—	77,232	77,232
Net income attributable to non-controlling interest	—	—	—	—	1,687	—	(1,687)	—
Change in ownership of consolidated entity	—	—	—	—	12	—	—	12
Dividends ($0.20 per share)	—	—	—	—	—		(24,250)	(24,250)
Foreign currency translation loss	—	—	—	—	—	(1)	—	(1)
Balance at December 31, 2021	119,935	1,244	4,468	(176,024)	2,135,687	(1)	317,896	2,278,802
Issuance of Class A common stock under equity incentive plan	12	—	—	—	118	—	—	118
Treasury stock	(1,961)	—	1,961	(74,105)	—	—	—	(74,105)
Stock-based compensation expense	—	—	—	—	14,004	—	—	14,004
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(174)	—	—	(174)
Net income	—	—	—	—	—	—	39,069	39,069
Net income attributable to non-controlling interest	—	—	—	—	654	—	(654)	—
Change in ownership of consolidated entity	—	—	—	—	24	—	—	24
Dividends ($0.20 per share)	—	—	—	—	—	—	(24,140)	(24,140)
Foreign currency translation gain	—	—	—	—	—	4	—	4
Balance at March 31, 2022	117,986	$1,244	6,429	$(250,129)	$2,150,313	$3	$332,171	$2,233,602

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	$138,547	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	138,547	—	139,263
Impact of change in accounting principle	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	138,547	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	2,436	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	37,319	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	517,526	—	517,526
Issuance of Class A common stock under equity incentive plan	241	2	—	—	642	—	644
Stock-based compensation expense	—	—	—	—	7,229	—	7,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(3,023)	—	(3,023)
Net income	—	—	—	—	—	157,528	157,528
Net income attributable to non-controlling interest	—	—	—	—	—	(11,845)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	1,750,840	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,143	502	(50,143)	—	(502)	—	—
Early termination payments to members	—	—	—	—	(438,967)	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	(23,381)	(23,381)
Balance at September 30, 2020	122,081	1,221	—	—	2,012,047	98,156	2,111,424
Issuance of Class A common stock under equity incentive plan	102	1	—	—	1,770	—	1,771
Issuance of Class A common stock under employee stock purchase plan	45	—	—	—	1,597	—	1,597
Stock-based compensation expense	—	—	—	—	7,316	—	7,316
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(28)	—	(28)
Net income	—	—	—	—	—	44,904	44,904
Net income attributable to non-controlling interest	—	—	—	—	935	(935)	—
Dividends ($0.19 per share)	—	—	—	—	—	(23,374)	(23,374)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	318	(318)	—
Capital contributions	—	—	—	—	1,959	—	1,959
Non-controlling interest in consolidated investments	—	—	—	—	3,690	—	3,690
Balance at December 31, 2020	122,228	1,222	—	—	2,029,604	118,433	2,149,259
Issuance of Class A common stock under equity incentive plan	40	1	—	—	1,101	—	1,102
Stock-based compensation expense	—	—	—	—	13,056	—	13,056
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	51,444	51,444
Net income attributable to non-controlling interest	—	—	—	—	3,123	(3,123)	—
Dividends ($0.19 per share)	—	—	—	—	—	(23,403)	(23,403)
Balance at March 31, 2021	122,268	$1,223	—	$—	$2,046,836	$143,351	$2,191,410
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2022	2021
Operating activities
Net income	$237,607	$253,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,764	89,768
Equity in net income of unconsolidated affiliates	(17,165)	(16,023)
Deferred income taxes	36,926	(100,150)
Stock-based compensation	37,792	27,601
(Gain) loss on FFF call/put rights	(64,110)	21,621
Other	4,578	537
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	91,418	(181,263)
Contract assets	(39,139)	(43,733)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(48,882)	140,131
Net cash provided by operating activities	334,789	192,365
Investing activities
Purchases of property and equipment	(61,061)	(66,911)
Acquisition of businesses and equity method investments, net of cash acquired	(26,000)	(81,152)
Investment in unconsolidated affiliates	(16,000)	—
Other	(10,000)	(1,228)
Net cash used in investing activities	(113,061)	(149,291)
Financing activities
Payments made on notes payable	(75,082)	(31,692)
Proceeds from credit facility	300,000	225,000
Payments on credit facility	(125,000)	(100,000)
Cash dividends paid	(72,861)	(69,647)
Repurchase of Class A common stock (held as treasury stock)	(250,129)	—
Proceeds from exercise of stock options	37,385	—
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Other	14,318	712
Net cash used in financing activities	(171,369)	(9,794)
Effect of exchange rate changes on cash flows	3	—
Net increase in cash and cash equivalents	50,362	33,280
Cash and cash equivalents at beginning of period	129,141	99,304
Cash and cash equivalents at end of period	$179,503	$132,584
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. Following the Subsidiary Reorganization, the Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries, including Premier LP. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians and other healthcare providers to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company also provide services to other businesses including food service, schools and universities.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers; and RemitraTM, the Company’s digital invoicing and payables business which provides services to healthcare providers and their suppliers.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the nine months ended March 31, 2022 and 2021 (in thousands):

	Nine Months Ended March 31,
	2022	2021
Supplementary non-cash investing and financing activities:
Non-cash additions to property and equipment	$129	$—
Accrued dividend equivalents	738	513
Increase in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in stockholders' equity	—	26,685
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	—	(2,437)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	—	331
Net increase in deferred tax assets related to final exchange by member owners	—	284,852
Reclassification of redeemable limited partners' capital to additional paid in capital	—	1,754,607
Decrease in additional paid-in capital related to notes payable to former limited partners, net of discounts	—	438,967
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	—	37,319
Increase in additional paid-in capital related to final exchange by member owners	—	517,526
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including, but not limited to, estimates for net administrative fees revenue, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, reserves for net realizable value of inventory, obsolete inventory, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2021 Annual Report.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 will be effective for the Company for the fiscal year beginning July 1, 2023. Early adoption is permitted including adoption in interim periods. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company acquired, through its indirect, wholly owned subsidiary Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined in Note 8 - Debt and Notes Payable).
The Company has accounted for the IDS acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS acquisition resulted in the recognition of $57.7 million of goodwill based on the purchase price paid in the acquisition compared to the fair value of the tangible assets acquired. The IDS acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The purchase price allocation was finalized during the three months ended March 31, 2022. IDS has been integrated within Premier under the brand name RemitraTM and is reported as part of the Performance Services segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historic consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
			Three Months Ended March 31,		Nine Months Ended March 31,
	March 31, 2022	June 30, 2021	2022	2021	2022	2021
FFF	$132,384	$120,548	$2,437	$806	$11,836	$8,387
Exela	27,504	—	501	—	1,504	—
Prestige	14,566	14,478	935	4,436	3,272	7,082
Qventus	16,000	—	—	—	—	—
Other investments	18,751	18,198	118	282	553	554
Total investments	$209,205	$153,224	$3,991	$5,524	$17,165	$16,023
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at March 31, 2022 and June 30, 2021. On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF put right, which had previously provided the majority shareholder of FFF a right to require the Company to purchase such shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023 (“FFF Put Right”). The termination of the FFF Put Right resulted in the derecognition of the FFF Put Right liability and the recognition of a corresponding non-cash gain of $64.1 million in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (see Note 5 - Fair Value Measurements for additional information).
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at March 31, 2022. At March 31, 2022, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at March 31, 2022. At March 31, 2022, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
The Company accounts for its investments in FFF, Exela and Prestige using the equity method of accounting and includes each investment as part of the Supply Chain Services segment.
On January 31, 2022, the Company, through PHSI, purchased an approximate 7% interest in Qventus, Inc. (“Qventus”) through its ownership of Qventus Series C preferred stock. The Company accounts for its investment in Qventus at initial cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	59,803	59,803	—	—
Total assets	59,878	59,878	—	—

Earn-out liabilities	23,194	—	—	23,194
Total liabilities	$23,194	$—	$—	$23,194

June 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	65,051	65,051	—	—
Total assets	65,126	65,126	—	—

Earn-out liabilities	24,249	—	—	24,249
FFF put right	64,110	—	—	64,110
Total liabilities	$88,359	$—	$—	$88,359
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.9 million and $5.5 million at March 31, 2022 and June 30, 2021, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of March 31, 2022 and June 30, 2021, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
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
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.1% at March 31, 2022 and 0.9% at June 30, 2021. As of March 31, 2022 and June 30, 2021, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at March 31, 2022 and June 30, 2021 was $23.2 million and $24.2 million, respectively.
Acurity and Nexera Earn-out (a)

Input assumptions	As of March 31, 2022	As of June 30, 2021
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.1%	0.9%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.

A reconciliation of the Company’s Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)(b)	(Gain)/Loss (c)	Ending Balance
Three Months Ended March 31, 2022
Earn-out liabilities	$24,139	$—	$(945)	$23,194
Total Level 3 liabilities	$24,139	$—	$(945)	$23,194

Three Months Ended March 31, 2021
Earn-out liabilities	$22,700	$—	$(1,254)	$23,954
FFF put right	53,184	—	(5,195)	58,379
Total Level 3 liabilities	$75,884	$—	$(6,449)	$82,333

Nine Months Ended March 31, 2022
Earn-out liabilities	$24,249	$—	$(1,055)	$23,194
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(1,055)	$23,194

Nine Months Ended March 31, 2021
Earn-out liabilities	$33,151	$(13,733)	$(4,536)	$23,954
FFF put right	36,758	—	(21,621)	58,379
Total Level 3 liabilities	$69,909	$(13,733)	$(26,157)	$82,333
_________________________________
(a)Purchases (Settlements) for the nine months ended March 31, 2022 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)Purchases (Settlements) for the nine months ended March 31, 2021 includes the Medpricer earnout, which had been earned but not yet paid as of March 31, 2021, and the Stanson earnout, which was paid in full as of March 31, 2021.
(c)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the nine months ended March 31, 2022, the Company recorded notes payable to former limited partners as a result of the August 2020 Restructuring. Although these notes are non-interest bearing, they include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 8 - Debt and Notes Payable).
During the nine months ended March 31, 2022, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million at both March 31, 2022 and June 30, 2021 based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2022 that was included in the opening balance of deferred revenue at June 30, 2021 was $24.2 million, which is a result of satisfying performance obligations.

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
Refer to the Company’s significant accounting policies in the 2021 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $5.7 million and $3.6 million was recognized during the three and nine months ended March 31, 2022, respectively, from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $5.4 million and $3.3 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. In addition, net revenue recognized in both periods was driven by an increase of $0.3 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $8.5 million was recognized during the three months ended March 31, 2021 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by a $11.4 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $2.9 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
A decrease to net revenue of $3.9 million was recognized during the nine months ended March 31, 2021 from performance obligations that were partially satisfied in prior periods. The decrease to net revenue recognized was driven by a $0.9 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period and a reduction of $3.0 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $614.0 million. The Company expects to recognize approximately 46% of the remaining performance obligations over the next 12 months and an additional 27% over the following 12 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At March 31, 2022 and June 30, 2021, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $388.5 million and $611.4 million, respectively.

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2022	June 30, 2021
Member relationships	14.7 years	$386,100	$386,100
Technology	6.1 years	186,017	186,017
Customer relationships	9.6 years	70,830	70,830
Trade names	7.4 years	24,610	24,610
Non-compete agreements	5.2 years	21,315	11,315
Other (a)	10.2 years	7,682	7,682
Total intangible assets		696,554	686,554
Accumulated amortization		(322,802)	(289,912)
Total intangible assets, net		$373,752	$396,642
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
Intangible asset amortization was $32.9 million and $33.9 million for the nine months ended March 31, 2022 and 2021, respectively.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Credit facility	$250,000	$75,000
Notes payable to members, net of discount	323,156	394,943
Other notes payable	5,333	8,628
Total debt and notes payable	578,489	478,571
Less: current portion	(350,395)	(174,243)
Total long-term debt and notes payable	$228,094	$304,328
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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At March 31, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.303% and the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at March 31, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $250.0 million in outstanding borrowings under the Credit Facility at March 31, 2022 with $749.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the nine months ended March 31, 2022, the Company borrowed $300.0 million and repaid $125.0 million of outstanding borrowings under the Credit Facility. In April 2022, the Company repaid $75.0 million of outstanding borrowings under the Credit Facility.

Notes Payable
Notes Payable to Former Limited Partners
At March 31, 2022, the Company had $323.2 million of notes payable to former LPs, net of discounts on notes payable of $10.6 million, of which $97.3 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2021, the Company had $394.9 million of notes payable to former LPs, net of discounts on notes payable of $15.8 million, of which $95.9 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At March 31, 2022 and June 30, 2021, the Company had $5.3 million and $8.6 million in other notes payable, respectively, of which $3.1 million and $3.3 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) REDEEMABLE LIMITED PARTNERS' CAPITAL
The fair value of redeemable limited partners’ capital was reclassified from temporary equity in the mezzanine section of the Condensed Consolidated Balance Sheets to additional paid in capital as a component of permanent equity at July 31, 2020. As a result, there were no adjustments to the fair value of redeemable limited partners’ capital for the nine months ended March 31, 2022.
For the nine months ended March 31, 2021, the Company recorded an adjustment of $(26.7) million to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Subsequent to July 31, 2020, there were no adjustments to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount were recorded in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
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
(10) STOCKHOLDERS' EQUITY
As of March 31, 2022, there were 117,985,944 shares of the Company's Class A common stock, par value $0.01 per share, outstanding.
On August 5, 2021, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. As of

March 31, 2022, the Company completed its stock repurchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total purchase price of $250.0 million.
The Company paid cash dividends of $0.20 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2021, December 15, 2021, and March 15, 2022. On April 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on June 15, 2022 to stockholders of record on June 1, 2022.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$38,415	$48,321	$235,964	$211,288

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$38,415	$48,321	$235,964	$211,288
Net income attributable to non-controlling interest	—	—	1,643	—
Net income for diluted earnings per share	$38,415	$48,321	$237,607	$211,288

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	118,697	122,254	120,957	114,596
Effect of dilutive securities: (c)
Stock options	98	325	225	300
Restricted stock	465	373	499	336
Performance share awards	553	164	621	133
Diluted weighted average shares and assumed conversions	119,813	123,116	122,302	115,365

Earnings per share attributable to stockholders:
Basic	$0.32	$0.40	$1.95	$1.84
Diluted	$0.32	$0.39	$1.94	$1.83
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income	$39,069	$51,444	$237,607	$253,876
Net income attributable to non-controlling interest	(654)	(3,123)	(1,643)	(15,903)
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	(26,685)
Net income attributable to stockholders	$38,415	$48,321	$235,964	$211,288
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the nine months ended March 31, 2022 and 2021.
(c)For the three and nine months ended March 31, 2022, the effect of 0.3 million and 0.6 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect.
For the nine months ended March 31, 2022, the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three and nine months ended March 31, 2021, the effect of 0.4 million and 1.5 million stock options and restricted stock units, respectively, was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.7 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the nine months ended March 31, 2021, the effect of 7.5 million Class B common units was excluded from the diluted weighted average shares outstanding as it had an anti-dilutive effect.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the nine months ended March 31, 2022 and 2021, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Pre-tax stock-based compensation expense	$14,004	$13,056	$37,792	$27,601
Deferred tax benefit (a)	3,288	2,521	8,013	4,641
Total stock-based compensation expense, net of tax	$10,716	$10,535	$29,779	$22,960
_________________________________
(a)For the three and nine months ended March 31, 2022, the deferred tax benefit was reduced by $0.4 million and $1.8 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2022, there were 4.7 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2022:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2021	990,301	$35.27	1,731,002	$35.56	2,163,006	$30.32
Granted	624,256	37.79	651,392	37.22	—	—
Vested/exercised	(293,691)	40.19	(588,142)	43.74	(1,239,656)	30.18
Forfeited	(139,811)	33.80	(199,985)	32.06	(12,025)	36.54
Outstanding at March 31, 2022	1,181,055	$35.55	1,594,267	$33.66	911,325	$30.44

Stock options outstanding and exercisable at March 31, 2022					911,325	$30.44
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
Unrecognized stock-based compensation expense at March 31, 2022 was as follows (in thousands). At March 31, 2022, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$24,950	2.1 years
Performance share awards	23,590	1.7 years
Total unrecognized stock-based compensation expense	$48,540	1.9 years

The aggregate intrinsic value of stock options at March 31, 2022 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$4,727

Exercised during the year ended March 31, 2022	$9,716
(13) INCOME TAXES
Income tax expense for the three months ended March 31, 2022, and 2021 was $14.7 million and $13.4 million, respectively, which reflects effective tax rates of 27% and 21%, respectively. The change in the effective tax rate for the three months ended March 31, 2022 is primarily attributable to the Subsidiary Reorganization which was completed on December 1, 2021.
Income tax expense for the nine months ended March 31, 2022 was $40.1 million, which reflects an effective tax rate of 14% compared to an income tax benefit of $64.9 million for the nine months ended March 31, 2021 which reflects an effective tax rate of (34)%. The change in the effective tax rate for the nine months ended March 31, 2022 is primarily driven by the prior year deferred tax remeasurement due to the change in the state statutory rate and valuation allowance release resulting from the Company and its subsidiaries forming one consolidated filing group for tax purposes at the consummation of the August 2020 Restructuring. Excluding the one-time deferred tax benefit, the effective tax rate would have been 23% for the nine months ended March 31, 2021.
During the first quarter of fiscal year 2022, the Company assessed the future realization of its deferred tax assets as a result of its plan to complete the Subsidiary Reorganization by the end of the second quarter of fiscal year 2022. On December 1, 2021, the Company completed the Subsidiary Reorganization. The Company reassessed its valuation allowance release and in fiscal year 2022, the Company expects to release $32.3 million of deferred tax asset valuation allowance primarily related to finite-lived net operating losses and research and development credit carryforwards. As a result of the Subsidiary Reorganization, the Company has included $10.6 million of tax benefit in its annualized effective tax rate calculation based on the amount that is expected to offset ordinary income during fiscal year 2022. The remaining $21.7 million of valuation allowance expected to be released relates to carryforwards expected to be utilized in future years and is being recognized as a discrete item in the nine months ended March 31, 2022.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended March 31, 2022 and 2021 was $2.5 million and $2.6 million, respectively. Operating lease expense for the nine months ended March 31, 2022 and 2021 was $7.6 million and $8.2 million, respectively. As of March 31, 2022, the weighted average remaining lease term was 4.1 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2022	June 30, 2021
2022 (a)	$3,017	$11,738
2023	12,131	12,012
2024	12,267	12,145
2025	12,301	12,177
2026	9,005	8,878
Thereafter	1,323	1,293
Total future minimum lease payments	50,044	58,243
Less: imputed interest	3,885	5,289
Total operating lease liabilities (b)	$46,159	$52,954
_________________________________
(a)As of March 31, 2022, future minimum lease payments are for the period from April 1, 2022 to June 30, 2022.
(b)As of March 31, 2022, total operating lease liabilities included $10.5 million within other current liabilities in the Condensed Consolidated Balance Sheets.

Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include stockholder derivative or other similar litigation, claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, including but not limited to those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to regulatory inquiries or investigations, enforcement actions, penalties and other material limitations which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue:
Segment net revenue
Supply Chain Services
Net administrative fees	$148,396	$146,553	$448,261	$424,537
Other services and support	8,914	8,630	27,165	18,307
Services	157,310	155,183	475,426	442,844
Products	93,629	215,995	323,825	511,080
Total Supply Chain Services (a)	250,939	371,178	799,251	953,924
Performance Services (a)	96,903	98,745	292,962	285,713
Total segment net revenue	347,842	469,923	1,092,213	1,239,637
Eliminations (a)	(9)	—	(18)	—
Net revenue	$347,833	$469,923	$1,092,195	$1,239,637
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Depreciation and amortization expense (a):
Supply Chain Services	$14,114	$9,389	$40,710	$27,608
Performance Services	16,163	18,196	48,349	55,763
Corporate	2,282	2,152	6,705	6,397
Total depreciation and amortization expense	$32,559	$29,737	$95,764	$89,768

Capital expenditures:
Supply Chain Services	$6,740	$2,486	$22,212	$8,061
Performance Services	10,926	18,835	34,312	54,118
Corporate	735	726	4,537	4,732
Total capital expenditures	$18,401	$22,047	$61,061	$66,911

	March 31, 2022	June 30, 2021
Total assets:
Supply Chain Services	$1,507,056	$1,550,300
Performance Services	1,065,974	1,043,608
Corporate	942,431	928,939
Total assets	3,515,461	3,522,847
Eliminations (b)	(2)	51
Total assets, net	$3,515,459	$3,522,898
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

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Income before income taxes	$53,763	$64,888	$277,701	$188,996
Equity in net income of unconsolidated affiliates (a)	(3,991)	(5,524)	(17,165)	(16,023)
Interest and investment loss, net	2,804	3,225	8,465	8,742
Loss (gain) on FFF Put and Call Rights (b)	—	5,195	(64,110)	21,621
Other (income) expense	4,248	(1,594)	2,176	(10,167)
Operating income	56,824	66,190	207,067	193,169
Depreciation and amortization	21,408	19,337	62,874	55,904
Amortization of purchased intangible assets	11,151	10,400	32,890	33,864
Stock-based compensation (c)	14,149	13,180	38,229	27,970
Acquisition- and disposition-related expenses	3,115	4,126	10,282	14,889
Equity in net income of unconsolidated affiliates (a)	3,991	5,524	17,165	16,023
Deferred compensation plan (expense) income (d)	(3,994)	1,521	(1,923)	9,231
Other expense, net	5,544	929	9,323	5,718
Non-GAAP Adjusted EBITDA	$112,188	$121,207	$375,907	$356,768

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$118,034	$117,949	$381,586	$339,538
Performance Services (e)	26,552	35,950	89,277	109,675
Corporate	(32,398)	(32,692)	(94,956)	(92,445)
Non-GAAP Adjusted EBITDA	$112,188	$121,207	$375,907	$356,768
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended March 31, 2022 and 2021 and $0.4 million for both the nine months ended March 31, 2022 and 2021, respectively.
(d)Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(e)Includes intersegment revenue which is eliminated in consolidation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as licensed-based clinical analytics products, enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services and digital invoicing and payment processes for healthcare providers and vendors and continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$347,833	$469,923	$1,092,195	$1,239,637
Net income	39,069	51,444	237,607	253,876
Non-GAAP Adjusted EBITDA	112,188	121,207	375,907	356,768
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
Segment net revenue for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,		Change		% of Net Revenue
Net revenue:	2022	2021	2022	2021	2022	2021
Supply Chain Services	$250,939	$371,178	$(120,239)	(32)%	72%	79%
Performance Services	96,903	98,745	(1,842)	(2)%	28%	21%
Net revenue	$347,842	$469,923	$(122,081)	(26)%	100%	100%
Segment net revenue for the nine months ended March 31, 2022 and 2021 was as follows (in thousands):

	Nine Months Ended March 31,		Change		% of Net Revenue
Net revenue:	2022	2021	2022	2021	2022	2021
Supply Chain Services	$799,251	$953,924	$(154,673)	(16)%	73%	77%
Performance Services	292,962	285,713	7,249	3%	27%	23%
Net revenue	$1,092,213	$1,239,637	$(147,424)	(12)%	100%	100%
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
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, our direct-to-employer business which provides third party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers; and RemitraTM, our digital invoicing and payables business which provides services to healthcare providers and their suppliers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services Realignment for Fiscal 2022” under “Item 1. Business” in our 2021 Annual Report.
Acquisitions
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we acquired, through our indirect, wholly owned subsidiary, Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements). IDS has been integrated within Premier under the brand name RemitraTM and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2021 Annual Report.
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
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand as a result of the COVID-19 pandemic. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. Patients, hospitals and other medical facilities have deferred and continue to defer some elective procedures and routine medical visits during the crisis due to ongoing and continuing volatility or as the result of government orders or advisories. This created a material decline in the demand for supplies and services not related to COVID-19 during 2020, 2021 and the first half of 2022, and such lower demand may continue through the remainder of fiscal 2022 and beyond if COVID-19 vaccine protection wanes due to COVID-19 variants. In addition, as a result of our members’ focus on managing the effects of COVID-19 on patients and their businesses, we continue to experience constraints in demand for our consulting and other performance service engagements. Furthermore, as a result of the COVID-19 pandemic, many of our members’ non-acute or non-healthcare facilities, such as education and hospitality businesses, closed or operated on a limited or reduced basis. These facilities have re-opened at a slower pace and, as a result, we may see a material reduction in product sales to those facilities. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

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
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs and material logistical delays due to port congestion. Border closings and restrictions in response to COVID-19, particularly regarding China, have impacted and continue to impact our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines, or other public health measures, continue to create material logistical delays and an increase in shipping costs which have impacted and may continue to impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. During the COVID-19 pandemic, we lost revenue when member healthcare systems chose to source products directly themselves rather than through our GPO when incumbent suppliers could not deliver products in a timely manner or at all, and we were not able to locate reputable alternative suppliers. In the food service line, COVID-19 related illnesses impacted food processing suppliers and led to plant closures. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic and variants thereof and associated supply chain disruptions and inflation could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 and variants thereof has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business” below.
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
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of service revenue, which includes net administrative fees revenue and other services and support revenue, and products revenue. Net administrative fees revenue consists of GPO administrative fees in our Supply Chain Services segment. Other services and support revenue consists primarily of fees generated by our Performance Services segment as well as supply chain co-management and purchased services revenue generated by our Supply Chain Services segment. Products revenue consists of direct sourcing product sales, which are included in our Supply Chain Services segment.
Supply Chain Services
Supply Chain Services revenue consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of revenue share paid to members), supply chain co-management, purchased services and direct sourcing revenue.
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members and other customers that purchase products through our direct sourcing activities and the impact of competitive pricing. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
•third-party administrator fees for our Contigo Health direct to employer business; and
•customer fees for our Remitra digital invoicing and payables business.

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
Cost of service revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract including costs related to implementing SaaS informatics tools. Cost of service revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software applications.
Cost of products revenue consists of purchase and shipment costs for direct sourced medical and commodity products. Our cost of products revenue is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Operating Expenses
Operating expenses includes selling, general and administrative expenses, research and development expenses and amortization of purchased intangible assets.
Selling, general and administrative expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. Selling, general and administrative expenses primarily consist of compensation and benefits related costs, travel-related expenses, business development expenses, including costs for business acquisition opportunities, non-recurring strategic initiative and financial restructuring-related expenses, indirect costs such as insurance, professional fees and other general overhead expenses, and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other (Expense) Income, Net
Other (expense) income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”), Exela Holdings, Inc. (“Exela”), and Prestige Ameritech Ltd. (“Prestige”) (see Note 4 - Investments). Other (expense) income, net, also includes the fiscal 2021 change in the fair value of the FFF Put and Call Rights and the fiscal 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our held-to-maturity investments.
Income Tax Expense (Benefit)
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated filing group for federal income tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute Adjusted Net Income was 24% and 22% for the nine months ended March 31, 2022 and 2021, respectively. The change in the tax rate used to compute Adjusted Net Income is due to our Subsidiary Reorganization resulting in the release of $32.3 million of valuation allowance of our deferred tax asset in the fiscal year ending June 30, 2022.

As a result of the Subsidiary Reorganization, one of our consolidated subsidiaries is expected to have sufficient income to utilize its net operating loss and research and development credit carryforwards.
During the first quarter of fiscal 2022, we made substantial progress on the Subsidiary Reorganization and as we expected to complete it prior to December 31, 2021, we released the valuation allowance. On December 1, 2021, we completed the Subsidiary Reorganization. On March 31, 2022, we reassessed the portion of the valuation allowance benefited through fiscal 2022 ordinary income and the portion included as a discrete item. Of the $32.3 million valuation allowance expected to be released, $10.6 million is included in the estimated annual effective tax rate calculation to the extent such carryforwards are projected to offset fiscal 2022 ordinary income. The remaining $21.7 million of valuation allowance expected to be released has been included as a discrete item in the nine months ended March 31, 2022.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At March 31, 2022, we recognized net income attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively, by member health systems or their affiliates. PRAM, DePre and ExPre are investments we made as part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of March 31, 2022, we owned 94% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 4% of equity held by an affiliate of a member health system in addition to 2% held by certain customers of Contigo Health.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic initiative and financial restructuring-related expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (v) assuming the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest that results from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners, payments to certain former limited partners that elected to execute a Unit Exchange Agreement and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition- and disposition-related expenses, remeasurement of TRA liabilities, gain on or loss on the FFF Put and Call Rights, income and expense that has been classified as discontinued operations and other expense. More information about certain of the more significant items follows below.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2022 and 2021 and $0.4 million for both the nine months ended

March 31, 2022 and 2021 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting, and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Gain on or loss on FFF Put and Call Rights
See Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements.
Other expense
Other expense includes, but is not limited to, strategic initiative and financial restructuring-related expenses, which represent legal, accounting and other expenses directly related to strategic initiative and financial restructuring-related activities and gains and losses on disposal of long-lived assets.

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$148,396	43%	$146,553	31%	$448,261	41%	$424,537	34%
Other services and support	105,808	30%	107,375	23%	320,109	29%	304,020	25%
Services	254,204	73%	253,928	54%	768,370	70%	728,557	59%
Products	93,629	27%	215,995	46%	323,825	30%	511,080	41%
Net revenue	347,833	100%	469,923	100%	1,092,195	100%	1,239,637	100%
Cost of revenue:
Services	46,735	13%	46,980	10%	136,326	12%	125,852	10%
Products	88,621	25%	211,136	45%	294,916	27%	496,286	40%
Cost of revenue	135,356	39%	258,116	55%	431,242	39%	622,138	50%
Gross profit	212,477	61%	211,807	45%	660,953	61%	617,499	50%
Operating expenses	155,653	45%	145,617	31%	453,886	42%	424,330	34%
Operating income	56,824	16%	66,190	14%	207,067	19%	193,169	16%
Other (expense) income, net	(3,061)	(1)%	(1,302)	—%	70,634	6%	(4,173)	—%
Income before income taxes	53,763	15%	64,888	14%	277,701	25%	188,996	15%
Income tax expense (benefit)	14,694	4%	13,444	3%	40,094	4%	(64,880)	(5)%
Net income	39,069	11%	51,444	11%	237,607	22%	253,876	20%
Net income attributable to non-controlling interest	(654)	—%	(3,123)	(1)%	(1,643)	—%	(15,903)	(1)%
Adjustment of redeemable limited partners’ capital to redemption amount	—	—%	—	—%	—	—%	(26,685)	(2)%
Net income attributable to stockholders	$38,415	nm	$48,321	nm	$235,964	nm	$211,288	nm

Earnings per share attributable to stockholders:
Basic	$0.32		$0.40		$1.95		$1.84
Diluted	$0.32		$0.39		$1.94		$1.83
nm = Not meaningful
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$112,188	32%	$121,207	26%	$375,907	34%	$356,768	29%
Non-GAAP Adjusted Net Income	68,098	20%	78,535	17%	235,444	22%	232,023	19%
Non-GAAP Adjusted Earnings Per Share	0.57	nm	0.64	nm	1.93	nm	1.89	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands). Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA and Segment Adjusted EBITDA.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income	$39,069	$51,444	$237,607	$253,876
Interest expense, net	2,804	3,225	8,465	8,742
Income tax expense (benefit)	14,694	13,444	40,094	(64,880)
Depreciation and amortization	21,408	19,337	62,874	55,904
Amortization of purchased intangible assets	11,151	10,400	32,890	33,864
EBITDA	89,126	97,850	381,930	287,506
Stock-based compensation	14,149	13,180	38,229	27,970
Acquisition- and disposition-related expenses	3,115	4,126	10,282	14,889
Loss (gain) on FFF Put and Call Rights	—	5,195	(64,110)	21,621
Other expense, net	5,798	856	9,576	4,782
Adjusted EBITDA	$112,188	$121,207	$375,907	$356,768

Income before income taxes	$53,763	$64,888	$277,701	$188,996
Equity in net income of unconsolidated affiliates	(3,991)	(5,524)	(17,165)	(16,023)
Interest expense, net	2,804	3,225	8,465	8,742
Loss (gain) on FFF Put and Call Rights	—	5,195	(64,110)	21,621
Other expense (income), net	4,248	(1,594)	2,176	(10,167)
Operating income	56,824	66,190	207,067	193,169
Depreciation and amortization	21,408	19,337	62,874	55,904
Amortization of purchased intangible assets	11,151	10,400	32,890	33,864
Stock-based compensation	14,149	13,180	38,229	27,970
Acquisition- and disposition-related expenses	3,115	4,126	10,282	14,889
Equity in net income of unconsolidated affiliates	3,991	5,524	17,165	16,023
Deferred compensation plan (expense) income	(3,994)	1,521	(1,923)	9,231
Other expense, net	5,544	929	9,323	5,718
Adjusted EBITDA	$112,188	$121,207	$375,907	$356,768

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Segment Adjusted EBITDA:
Supply Chain Services	$118,034	$117,949	$381,586	$339,538
Performance Services	26,552	35,950	89,277	109,675
Corporate	(32,398)	(32,692)	(94,956)	(92,445)
Adjusted EBITDA	$112,188	$121,207	$375,907	$356,768

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to stockholders	$38,415	$48,321	$235,964	$211,288
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	26,685
Net income attributable to non-controlling interest	654	3,123	1,643	15,903
Income tax expense (benefit)	14,694	13,444	40,094	(64,880)
Amortization of purchased intangible assets	11,151	10,400	32,890	33,864
Stock-based compensation	14,149	13,180	38,229	27,970
Acquisition- and disposition-related expenses	3,115	4,126	10,282	14,889
Loss (gain) on FFF Put and Call Rights	—	5,195	(64,110)	21,621
Other expense, net	7,425	2,897	14,803	10,126
Non-GAAP adjusted income before income taxes	89,603	100,686	309,795	297,466
Income tax expense on adjusted income before income taxes (a)	21,505	22,151	74,351	65,443
Non-GAAP Adjusted Net Income	$68,098	$78,535	$235,444	$232,023

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	118,697	122,254	120,957	114,596
Dilutive securities	1,116	862	1,345	769
Weighted average shares outstanding - diluted	119,813	123,116	122,302	115,365
Class B shares outstanding (b)	—	—	—	7,511
Non-GAAP weighted average shares outstanding - diluted	119,813	123,116	122,302	122,876
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2022 and 22% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2021.
(b)For the nine months ended March 31, 2021, the effect of 7.5 million Class B common shares was excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect. On a non-GAAP basis, the effect of 7.5 million Class B common shares was included in the non-GAAP diluted weighted average shares outstanding.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented. Refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Non-GAAP Adjusted Earnings per Share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Earnings per share attributable to stockholders	$0.32	$0.40	$1.95	$1.84
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	—	0.23
Net income attributable to non-controlling interest	0.01	0.03	0.01	0.14
Income tax expense (benefit)	0.12	0.11	0.33	(0.56)
Amortization of purchased intangible assets	0.09	0.09	0.27	0.30
Stock-based compensation	0.12	0.11	0.32	0.24
Acquisition- and disposition-related expenses	0.03	0.03	0.09	0.13
Loss (gain) on FFF Put and Call Rights	—	0.04	(0.53)	0.19
Other expense, net	0.06	0.02	0.12	0.09
Impact of corporation taxes (a)	(0.18)	(0.19)	(0.61)	(0.57)
Impact of dilutive shares (b)	—	—	(0.02)	(0.14)
Non-GAAP Adjusted Earnings Per Share	$0.57	$0.64	$1.93	$1.89
_________________________________
(a)Reflects income tax expense at an estimated effective income tax rate of 24% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2022 and 22% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2021.
(b)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of the weighted average outstanding Class B common units for the nine months ended March 31, 2021 for Class A common stock.
Consolidated Results - Comparison of the Three Months Ended March 31, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $122.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to decreases of $122.4 million and $1.6 million in products revenue and other services and support revenue, respectively, partially offset by an increase of $1.9 million in net administrative fees revenue.
Cost of Revenue
Cost of revenue decreased by $122.7 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to decreases of $122.5 million and $0.2 million in cost of products revenue and cost of services revenue, respectively.
Operating Expenses
Operating expenses increased by $10.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increases of $9.2 million and $0.8 million in selling, general and administrative expenses and amortization of purchased intangible assets, respectively.
Other (Expense) Income, Net
Other (expense) income, net decreased by $1.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due an increase in expense of $5.8 million in other (expense), income, net and the decrease of $1.5 million in equity in net income of unconsolidated affiliates. These decreases were offset by loss on the FFF Put Right in the prior year period. There was no gain or loss on the FFF Put Right recognized in the current period as a result of the termination and corresponding derecognition of the FFF Put Right liability on July 29, 2021 (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
For the three months ended March 31, 2022, we recorded tax expense of $14.7 million compared to tax expense of $13.4 million recorded during the three months ended March 31, 2021. The tax expense recorded during the three months ended March 31, 2022 and 2021 resulted in effective tax rates of 27.3% and 20.7%, respectively. The change in the effective tax rate is attributable to the impact of the Subsidiary Reorganization. (See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $2.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an decrease in the portion of net income attributable to non-controlling interests in PRAM, DePre, ExPre and Contigo Health.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $9.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was driven by a decrease of $9.4 million in Performance Services Adjusted EBITDA partially offset by increases of $0.1 million and $0.3 million in Supply Chain Services and Corporate Adjusted EBITDA, respectively.
Consolidated Results - Comparison of the Nine Months Ended March 31, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $147.4 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, due to a decrease of $187.3 million in products revenue partially offset by increases of $23.8 million and $16.1 million in net administrative fees revenue and other services and support revenue, respectively.
Cost of Revenue
Cost of revenue decreased by $190.9 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, due to a decrease of $201.4 million in cost of products revenue partially offset by an increase of $10.5 million in cost of services revenue.
Operating Expenses
Operating expenses increased by $29.6 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, due to increases of $29.9 million and $0.7 million in selling, general and administrative expenses and research and development, respectively, partially offset by a decrease of $1.0 million in amortization of purchased intangible assets.
Other (Expense) Income, Net
Other (expense) income, net increased by $74.8 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to the current year period gain on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability on July 29, 2021 compared to a loss on the FFF Put Right recognized in the prior year period (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements for further information) as well as an increase in equity in net income of unconsolidated affiliates (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). The increases were partially offset by a decrease in deferred compensation plan income.
Income Tax Expense (Benefit)
For the nine months ended March 31, 2022, we recorded tax expense of $40.1 million compared to a tax benefit of $64.9 million recorded during the nine months ended March 31, 2021. The tax expense and benefit recorded during the nine months ended March 31, 2022 and 2021 resulted in effective tax rates of 14.4% and (34.3)%, respectively. The change in the effective tax rate is primarily attributable to the prior year one-time deferred tax benefit associated with the remeasurement of the deferred tax asset and valuation allowance release as a result of the August 2020 Restructuring. (See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)

Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $14.3 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to the August 2020 Restructuring, whereby net income attributable to non-controlling interest in Premier LP was not recorded after August 11, 2020.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $19.1 million during the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021 driven by an increase of $42.1 million in Supply Chain Services Adjusted EBITDA partially offset by decreases of $20.4 million and $2.6 million in Performance Services and Corporate Adjusted EBITDA, respectively.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Supply Chain Services	2022	2021	Change		2022	2021	Change
Net revenue:
Net administrative fees	$148,396	$146,553	$1,843	1%	$448,261	$424,537	$23,724	6%
Other services and support	8,914	8,630	284	3%	27,165	18,307	8,858	48%
Services	157,310	155,183	2,127	1%	475,426	442,844	32,582	7%
Products	93,629	215,995	(122,366)	(57)%	323,825	511,080	(187,255)	(37)%
Net revenue	250,939	371,178	(120,239)	(32)%	799,251	953,924	(154,673)	(16)%
Cost of revenue:
Services	3,835	1,120	2,715	242%	10,472	2,627	7,845	299%
Products	88,621	211,136	(122,515)	(58)%	294,916	496,286	(201,370)	(41)%
Cost of revenue	92,456	212,256	(119,800)	(56)%	305,388	498,913	(193,525)	(39)%
Gross profit	158,483	158,922	(439)	—%	493,863	455,011	38,852	9%
Operating expenses:
Selling, general and administrative	49,954	49,714	240	—%	146,453	144,511	1,942	1%
Research and development	65	72	(7)	(10)%	301	199	102	51%
Amortization of purchased intangible assets	8,093	8,151	(58)	(1)%	24,344	24,205	139	1%
Operating expenses	58,112	57,937	175	—%	171,098	168,915	2,183	1%
Operating income	100,371	100,985	(614)	(1)%	322,765	286,096	36,669	13%
Depreciation and amortization	6,021	1,238			16,365	3,403
Amortization of purchased intangible assets	8,093	8,151			24,345	24,205
Acquisition- and disposition-related expenses	(180)	2,053			1,428	9,684
Equity in net income of unconsolidated affiliates	3,726	5,319			16,672	15,907
Other expense	3	203			11	243
Segment Adjusted EBITDA	$118,034	$117,949	$85	—%	$381,586	$339,538	$42,048	12%
Comparison of the Three Months Ended March 31, 2022 to 2021
Net Revenue
Supply Chain Services segment net revenue decreased by $120.2 million, or 32%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in net revenue was primarily due to a decline in products revenue of $122.4 million driven by lower demand for and pricing of personal protective equipment (“PPE”) and other high-demand supplies as a result of the state of the COVID-19 pandemic. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period products revenue growth rates.
The decrease in products revenue was partially offset by an increase in net administrative fees of $1.8 million primarily driven by an increase in the demand for supplies and services, increased utilization of our contracts by our existing members and the addition of new categories and suppliers.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $119.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the aforementioned decline in products revenue due to the prior year increase in demand as well as fluctuations in product costs. The decline in cost of products revenue was partially offset by escalating shipping costs due to continued global supply chain issues as well as an increase in cost of services revenue due to an increase in depreciation and amortization expense. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period cost of products revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased by $0.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase of $0.2 million in selling, general and administrative expenses driven by increases in personnel costs and depreciation and amortization expense partially offset by a decrease in acquisition- and disposition-related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $0.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the aforementioned increase in net administrative fees revenue partially offset by a decrease in equity in net income of unconsolidated affiliates.
Comparison of the Nine Months Ended March 31, 2022 to 2021
Net Revenue
Supply Chain Services segment net revenue decreased by $154.7 million, or 16%, during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The decrease in net revenue was primarily due to a decrease in products revenue of $187.3 million driven by lower demand for and pricing of PPE and other high demand supplies as a result of the state of the COVID-19 pandemic partially offset by growth in commodity products under our PREMIERPRO® brand. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period products revenue growth rates.
The decrease in products revenue was partially offset by an increase in net administrative fees of $23.7 million driven by an increase in the demand for supplies and services, increased utilization of our contracts by our existing members and the addition of new categories and suppliers which was partially offset by an increase in revenue share paid to members.
In addition, the decrease was partially offset by an increase of $8.9 million in other services and support revenue primarily due to an increase in supply chain co-management fees.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $193.5 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 primarily attributable to the decrease in products revenue due to the prior year increase in demand as well as fluctuations in product costs. The decrease in cost of products revenue was partially offset by escalating shipping costs due to continued global supply chain issues as well as the aforementioned increase in other services and support revenue. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period over period cost of products revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased by $2.2 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 primarily due to an increase in selling, general and administrative expenses of $1.9 million driven by increases in depreciation and amortization expense and personnel costs partially offset by a decrease in acquisition- and disposition-related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $42.0 million, or 12%, during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to the aforementioned increase in net administrative fees revenue and favorable product mix in our direct sourcing activities business.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Performance Services	2022	2021	Change		2022	2021	Change
Net revenue:
Other services and support	$96,903	$98,745	$(1,842)	(2)%	$292,962	$285,713	$7,249	3%
Net revenue	96,903	98,745	(1,842)	(2)%	292,962	285,713	7,249	3%
Cost of revenue:
Services	42,900	45,860	(2,960)	(6)%	125,854	123,225	2,629	2%
Cost of revenue	42,900	45,860	(2,960)	(6)%	125,854	123,225	2,629	2%
Gross profit	54,003	52,885	1,118	2%	167,108	162,488	4,620	3%
Operating expenses:
Selling, general and administrative	43,354	34,517	8,837	26%	124,617	102,488	22,129	22%
Research and development	761	643	118	18%	2,366	1,814	552	30%
Amortization of purchased intangible assets	3,059	2,249	810	36%	8,545	9,659	(1,114)	(12)%
Operating expenses	47,174	37,409	9,765	26%	135,528	113,961	21,567	19%
Operating income	6,829	15,476	(8,647)	(56)%	31,580	48,527	(16,947)	(35)%
Depreciation and amortization	13,104	15,947			39,804	46,104
Amortization of purchased intangible assets	3,059	2,249			8,545	9,659
Acquisition related expenses	3,295	2,073			8,854	5,205
Equity in net income of unconsolidated affiliates	265	205			494	116
Other expense	—	—			—	64
Segment Adjusted EBITDA	$26,552	$35,950	$(9,398)	(26)%	$89,277	$109,675	$(20,398)	(19)%
Comparison of the Three Months Ended March 31, 2022 to 2021
Net Revenue
Net revenue in our Performance Services segment decreased by $1.8 million, or 2%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in technology services under our PINC AI platform due to timing of revenue associated with enterprise analytics license agreements executed during the current period as compared to the prior year period. This decrease was partially offset by growth in consulting services under our PINC AI platform and our Contigo Health business as well as incremental revenue from our Remitra business.
Cost of Revenue
Performance Services segment cost of revenue decreased by $3.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher incremental expenses in the prior year period associated with the Contigo Health business.
Operating Expenses
Performance Services segment operating expenses increased by $9.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $8.8 million in selling, general and administrative expenses driven by increases in professional fees, and personnel costs in our Remitra and Contigo

Health businesses and a decrease in capitalized labor costs as well as an increase of $0.8 million in amortization of purchased intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $9.4 million, or 26%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the aforementioned decrease in revenue and increase in operating expenses.
Comparison of the Nine Months Ended March 31, 2022 to 2021
Net Revenue
Net revenue in our Performance Services segment increased by $7.2 million, or 3%, during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase was primarily driven by growth in consulting services under our PINC AI platform and our Contigo Health business as well as incremental revenue from our Remitra business. These increases were partially offset by a decrease in technology services under our PINC AI platform due to timing of revenue associated with enterprise analytics license agreements.
Cost of Revenue
Performance Services segment cost of revenue increased by $2.6 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to an increase in personnel costs related to growth in our Contigo Health business and incremental expenses associated with our Remitra business.
Operating Expenses
Performance Services segment operating expenses increased by $21.6 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase was primarily due to an increase of $22.1 million in selling, general and administrative expenses driven by increases in personnel costs and professional fees associated with a decrease in capitalized labor costs as well as an increase in acquisition- and disposition-related expenses. These increases were partially offset by $1.1 million of lower amortization of purchased intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $20.4 million, or 19%, during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 primarily due to the aforementioned increases in cost of revenue and operating expenses as well as the decrease in technology services under our PINC AI platform revenue partially offset by the aforementioned revenue growth in consulting services under our PINC AI platform.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
Corporate	2022	2021	Change		2022	2021	Change
Operating expenses:
Selling, general and administrative	$50,376	$50,271	$105	—%	$147,279	$141,454	$5,825	4%
Operating expenses	50,376	50,271	105	—%	147,279	141,454	5,825	4%
Operating loss	(50,376)	(50,271)	(105)	—%	(147,279)	(141,454)	(5,825)	4%
Depreciation and amortization	2,282	2,152			6,705	6,397
Stock-based compensation	14,149	13,180			38,229	27,970
Deferred compensation plan (expense) income	(3,992)	1,521			(1,922)	9,231
Other expense, net	5,539	726			9,311	5,411
Adjusted EBITDA	$(32,398)	$(32,692)	$294	1%	$(94,956)	$(92,445)	$(2,511)	(3)%

Comparison of the Three Months Ended March 31, 2022 to 2021
Operating Expenses
Corporate operating expenses increased by $0.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in professional fees related to strategic initiative and financial restructuring-related activities partially offset by a decrease in deferred compensation plan expense due to market changes.
Adjusted EBITDA
Adjusted EBITDA increased by $0.3 million, or 1%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an decrease in employee-related expenses.
Comparison of the Nine Months Ended March 31, 2022 to 2021
Operating Expenses
Corporate operating expenses increased by $5.8 million during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to increases in stock-based compensation expense due to higher achievement of performance share awards, professional fees related to strategic initiative and financial restructuring-related activities and employee-related expenses, including employee travel and meeting expenses as travel and meeting limitations due to the COVID-19 pandemic began to subside. These increases were partially offset by a decrease in deferred compensation plan expense due to market changes.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.5 million, or 3%, during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to an increase in professional fees and employee-related expenses, including employee travel and meeting expenses.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) as a source of liquidity. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of March 31, 2022 and June 30, 2021, we had cash and cash equivalents of $179.5 million and $129.1 million, respectively. As of March 31, 2022 and June 30, 2021, there were $250.0 million and $75.0 million, respectively, of outstanding borrowings under our Credit Facility. During the nine months ended March 31, 2022, we borrowed $300.0 million and repaid $125.0 million of borrowings under our Credit Facility, which were used for other general corporate purposes. In April 2022, we repaid $75.0 million of outstanding borrowings under the Credit Facility.
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

COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business” below.
Discussion of Cash Flows for the Nine Months Ended March 31, 2022 and 2021
A summary of net cash flows follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$334,789	$192,365
Investing activities	(113,061)	(149,291)
Financing activities	(171,369)	(9,794)
Net increase in cash and cash equivalents	$50,359	$33,280
Net cash provided by operating activities increased by $142.4 million primarily due to a decrease of $317.9 million in cash paid for cost of revenue and a decrease of $8.8 million in miscellaneous payments including income taxes and interest. This change was partially offset by a decrease of $128.0 million in cash received from net revenues and increase of $56.4 million in payments of operating expenses.

Net cash used in investing activities decreased by $36.2 million for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The decrease in net cash used in investing activities was primarily due higher cash outlay in the prior year for the fiscal 2021 acquisition of IDS compared to cash paid by ExPre in current year for an ownership interest in Exela Holdings, Inc. and our investment in Qventus, Inc. The decrease in net cash used in investing activities was also driven by a $5.9 million reduction in purchases of property and equipment. These decreases were partially offset by an increase in other investing activities.
Net cash used in financing activities increased by $161.6 million for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase in net cash used in financing activities was primarily driven by $250.0 million for repurchases of Class A common stock under the fiscal 2022 stock repurchase program and an increase of $43.4 million in primarily for payments made on notes payable to former LPs, net of discount. The increase in net cash used in financing activities was partially offset by an increase of $50.0 million in net proceeds under our Credit Facility, an increase of $37.4 million in proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options, a reduction of $34.2 million in distributions to limited partners of Premier LP and payments to limited partners of Premier LP related to tax receivable agreements as both distributions and payments were eliminated in connection with the August 2020 Restructuring and an increase of $13.6 million in other financing activities. Other financing activities is primarily driven by proceeds from member health systems that acquired membership interests in ExPre.
Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2022 and 2021
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners, early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$334,789	$192,365
Purchases of property and equipment	(61,061)	(66,911)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(71,786)	(20,328)
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Non-GAAP Free Cash Flow	$201,942	$70,959
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the nine months ended March 31, 2022, we paid $77.0 million to members including imputed interest of $5.2 million which is included in net cash provided by operating activities. During the nine months ended March 31, 2021, we paid $25.7 million to members including imputed interest of $5.3 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $131.0 million for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase in Non-GAAP Free Cash Flow was driven by the aforementioned $142.4 million increase in net cash provided by operating activities, no distributions to limited partners of Premier LP or payments to limited partners of Premier LP related to tax receivable agreements in the nine months ended March 31, 2022 as both were eliminated in connection with the August 2020 restructuring and a decrease of $5.9 million in purchases of property and equipment. These increases in Non-GAAP Free Cash Flow were partially offset by $51.5 million of early termination payments to certain former limited partners in connection with the August 2020 Restructuring as quarterly payments commenced during the quarter ended March 31, 2021.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.

Contractual Obligations
Notes Payable to Former Limited Partners
At March 31, 2022, $333.7 million remains to be paid without interest in 13 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At March 31, 2022, we had commitments of $5.3 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At March 31, 2022, the interest rate on outstanding borrowings under the Credit Facility was 1.303% and the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at March 31, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At March 31, 2022, we had outstanding borrowings of $250.0 million under the Credit Facility with $749.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In April 2022, we repaid $75.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as Exhibit 10.1 in our quarterly report for the period ended December 31, 2021. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In each of September 2021, December 2021, and March 2022, we paid a cash dividend of $0.20 per share on outstanding shares of Class A common stock. On April 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on June 15, 2022 to stockholders of record on June 1, 2022.
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
Stock Repurchase Program
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. At March 31, 2022, we had completed our stock repurchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total purchase price of $250.0 million.

Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices across our diverse product portfolio. However, our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. Our GPO business has largely been unaffected by pricing inflation as we use our members’ aggregated purchasing power to negotiate firm prices in many of our contracts. In our Direct Sourcing business, we have been able to partially offset increases in cost through temporary adjustments to selling prices and through various cost reduction initiatives while ensuring our products remain competitively priced.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At March 31, 2022, we had $250.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at March 31, 2022, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.5 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 4, 2022, a shareholder derivative complaint captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and certain current and former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named officers and directors breached their fiduciary duties by approving agreements between Premier and certain of the former LPs that provided for accelerated payments as consideration for the early termination of the TRA with such LPs. The complaint asserts that the aggregate early termination payment amounts of $473.5 million exceeded the alleged value of the tax assets underlying the TRA by approximately $225.0 million.
The complaint seeks unspecified damages, costs and expenses, including attorney fees, and declaratory and other equitable relief. Since the lawsuit is purportedly brought on behalf of Premier, and we are only a nominal defendant, the alleged damages were allegedly suffered by us. We and the individual defendants deny the allegations in the complaint and intend to vigorously defend the litigation. In light of the fact that the lawsuit is in an early stage and the claims do not specify an amount of damages, we cannot predict the ultimate outcome of the suit.
Additional information relating to certain legal proceedings in which we are involved is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended March 31, 2022, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2021 Annual Report except as set forth below. The risk factor set forth below supplements and should be read in conjunction with the risk factors discussed under the heading “Risk Factors” under Item 1A of our 2021 Annual Report.
Risks Related to Our Business
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. All repurchases of our Class A common stock were recorded as treasury shares. As of March 31, 2022, the Company completed its stock repurchase program.
The following table summarizes information relating to repurchases of our Class A common stock for the quarter ended March 31, 2022.

Period	Total Number of Share Purchased	Average Price Paid per Share ($)(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(b)
January 1 through January 31, 2022	935,628	$38.79	935,628	$38
February 1 through February 28, 2022	825,862	36.84	825,862	7
March 1 through March 31, 2022	199,603	36.79	199,603	—
Total	1,961,093		1,961,093	$—
_________________________________
(a)Average price per share excludes fees and commissions.
(b)From the stock repurchase program's inception through March 31, 2022, we purchased approximately 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total of $250.0 million.
Item 5. Other Information
On January 20, 2022, our Board of Directors adopted resolutions to amend and restate our bylaws to reduce the maximum number of members constituting the full Board from 18 to 11 directors.
The foregoing summary and description of the provisions of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of January 20, 2022.*
10.1
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2022).+

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 3, 2022	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
Signing on behalf of the registrant and as principal financial officer and principal accounting officer