Form 10-K
period 2022-06-30
Premier, Inc.
filed 2022-08-16
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2022
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

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $4,893.5 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 11, 2022, there were 118,066,513 shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be held on or about December 2, 2022 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this annual report for the fiscal year ended June 30, 2022 for Premier, Inc. (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•the impact to our business if members of our group purchasing organization (“GPO”) programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;
•the rate at which the markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services develop;
•the dependency of our members on payments from third-party payors;
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

•inventory risk we face in the event of a potential material decline in demand or price for the personal protective equipment or other products we may have purchased at elevated market prices or fixed prices;
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
•our compliance with complex international, federal and state laws, rules and regulations governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;
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
•compliance with current or future laws, rules or regulations adopted by the Food and Drug Administration applicable to our software applications that may be considered medical devices;
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
•provisions in our certificate of incorporation and bylaws and provisions of Delaware and other applicable laws that discourage or prevent strategic transactions, including a takeover of us;
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
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as but not limited to “Acurity,” “ASCEND,” “ASCENDriveTM,” “Conductiv,” “Contigo Health,” “Essensa,” “Health Design Plus,” “Innovatix,” “InterSecttaTM,” “KIINDOTM,” “PINC AITM,” “Premier,” “PremierPro,” “ProvideGx,” “QUEST,” “RemitraTM,” “STOCKD,” “SURPASS,” “S2S Global” and “TheraDoc” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Certain Definitions
For periods prior to August 11, 2020, references to “member owners” are references to participants in our GPO programs that were also limited partners of Premier Healthcare Alliance L.P. (“Premier LP”), sometimes referred to as “LPs,” that held Class B common units of Premier LP and shares of our Class B common stock.
For periods on or after August 11, 2020, references to “members” are references to health systems and other customers that utilize any of our programs or services, some of which were formerly member owners.
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
References to “Prior Premier GP” are references to our former wholly owned subsidiary Premier Services, LLC, which was merged with and into Premier, Inc, with Premier, Inc. being the surviving entity as part of the Subsidiary Reorganization.

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
Our Company
Premier, Inc. (“Premier”, the “Company”, “we”, “us” or “our”), a publicly held, for-profit corporation, incorporated in Delaware on May 14, 2013, is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. With integrated data and analytics, collaboratives, supply chain services, consulting and other services, Premier enables healthcare providers to deliver better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members and other customers to co-develop long-term innovative solutions that reinvent and improve the way care is delivered to patients nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software as a service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program and digital invoicing and payment processes for healthcare product suppliers and service providers and continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. We also provide services to other businesses including food service, schools and universities.
As a healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with hospitals, health systems, physicians and other healthcare providers and organizations. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical de-identified proprietary data and encourages member participation in the development and introduction of new products and services. Our interaction with our members provides us additional insights into the latest challenges confronting the healthcare industry and innovative best practices that we can share broadly across the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise and customer engagement required to accelerate innovation, provide differentiated solutions and facilitate growth.
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
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data provided by our members and included in our data warehouse, mitigate the risk of innovation, and disseminate best practices that will help our member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our group purchasing organization (“GPO”) program, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, Contigo Health® and RemitraTM. PINC AI is the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care. PINC AI utilizes advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets. Contigo Health is the Company’s direct-to-employer business, which provides third party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program. Remitra is the Company’s digital invoicing and payables business which provides financial support services to healthcare product suppliers and service providers.
Fiscal 2022 Developments
In fiscal year 2022, the U.S. and global economies experienced unprecedented challenges resulting from the ongoing consequences and impact of the COVID-19 pandemic, including supply chain bottlenecks and escalating inflation. These challenges were exacerbated by the Russia-Ukraine war which has led to further supply chain disruptions, rising energy costs and further inflationary impacts. These challenges have impacted our business as discussed below.
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
The novel coronavirus (“COVID-19”) global pandemic and its variants continue to create challenges throughout the United States and the rest of the world. The full extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it or treat its impact, including the success of COVID-19 vaccination programs, or recurrences of COVID-19 variants thereof or similar pandemics. As discussed in detail under “Item 1A. Risk Factors” below, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face material risks including, but not limited to the following:
•The impact of the COVID-19 pandemic and any variants thereof and associated supply chain disruptions and inflation could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit or delay demand for many products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us.
•We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and any variants thereof as well as a decline in demand and pricing for many supplies and services not related to COVID-19.
•Labor shortages and the resulting increases to cost of labor are a continued challenge to the healthcare providers we serve and could negatively affect our business.
•While some of our hospital customers have increased access to their facilities for non-patients, including our field teams, consultants and other professionals, there are many that are still not allowing onsite access outside of their staff. Hospital imposed travel restrictions are also impacting some customers’ ability to participate in face-to-face events with us, such as committee meetings and conferences.
•The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs, raw material availability and material logistical delays due to port congestion.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity continues and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including issues such as rising inflation and energy costs and global supply-chain disruption. We continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and prepare for any implications that the war may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations” below.

Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices across our diverse product portfolio. However, our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. In fiscal year 2022, our GPO business was not materially impacted by pricing inflation as we used our members’ aggregated purchasing power to negotiate firm prices in many of our contracts. In our direct sourcing business, we were able to partially offset increases in cost through temporary adjustments to selling prices and through various cost reduction initiatives while ensuring our products remain competitively priced. See “Risk Factors — Risks Related to Our Business Operations” below.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services (“CMS”), healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.1% per year for the period 2021-2030, reaching 19.6% of gross domestic product, or GDP, by 2030. According to data from the 2020 American Hospital Association’s Annual Survey, published in the 2022 edition of the AHA Hospital Statistics™, there were more than 5,100 U.S. community hospitals with approximately 789,400 staffed beds in the United States. Of these acute care facilities, approximately 3,500 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2021 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were approximately 817,000 facilities and providers across the continuum of care in the United States. These facilities include primary/ambulatory care and post-acute care providers.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.4 trillion, or approximately 32% of total healthcare expenditures, in calendar year 2022. Expenses associated with the hospital supply chain, such as supplies as well as operational and capital expenditures, typically represent a material portion of a hospital’s budget. With continued reimbursement rate pressure across government and managed care payors, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a material portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service supplies, and information technology, as well as appropriate resource utilization, mitigating pharmaceuticals and medical device shortages and increased operational efficiency.
From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating manufacturers, wholesalers, distributors, GPOs, pharmacy benefit managers, and retail, long-term care and integrated pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out material inefficiencies and cost.
Healthcare Performance Services Industry
State and federal budget pressures stemming from increased deficit spending and employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and value-based care. As a result, the Department of Health and Human Services (“HHS”) has embarked on an aggressive effort over the past three administrations to move from fee-for-service to alternative payment models (“APMs”). APMs, such as accountable care organizations (“ACOs”), capitated and bundled payment arrangements, make healthcare providers more accountable for cost and quality goals. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs. Even with the possibility of changes to the ACA, this movement has and will likely continue given the strong bipartisan support for these models. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry. In particular, the trends toward value-based payment models and healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement and manage value-based care risk. We expect demand for data management and data analytics products to complement the focus on electronic health record adoption. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process and margin improvement, labor productivity, non-labor cost management, clinical integration and change management.
Our Membership
Our current membership base includes many of the country’s most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2022, our members included more than 4,400 U.S. hospitals and health systems and approximately 250,000 other providers and organizations. Over 430 individuals, representing approximately 140 of our U.S. hospital members, sit on 29 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, at June 30, 2022, four senior executives from our U.S. hospital member systems served on our Board of Directors providing valuable and unique insights into the challenges faced by hospitals and hospital systems and the innovations necessary to address these challenges. No individual member or member systems accounted for more than 5% of our net revenue for the fiscal years ended June 30, 2022 and 2021. Total GPO purchasing volume by all members participating in our GPO was more than $82 billion and $69 billion for the calendar years 2021 and 2020, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions and licenses in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2022	2021	2020	3 Year Average
GPO retention rate (a)(b)	97%	94%	99%	97%
SaaS institutional renewal rate (c)	96%	96%	95%	96%
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
(c)The SaaS institutional renewal rate is calculated based upon the total number of members that have SaaS or license revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS or license revenue in the same period of the prior year.
Our Business Segments
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care and manage our business through two business segments: Supply Chain Services and Performance Services. Refer to Note 19 - Segments to the accompanying audited consolidated financial statements for further information. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members and other customers in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPO programs in the United States serving acute, non-acute and non-healthcare sites, and providing supply chain co-management, purchased services and direct sourcing activities. Membership in our GPO also provides access to certain SaaS informatics products related to the supply chain and the opportunity to participate in our ASCEND® and SURPASS® performance groups. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our portfolio of over 3,000 contracts with over 1,460 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and workforce solutions). We use our members’ aggregate purchasing power to negotiate pricing discounts and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the purchase volume of goods and services sold to our members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

Our contract portfolio is designed to offer our members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members’ specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts with suppliers on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by each particular member with assistance from our field force. Since there are no specific fulfillment requirements needed in our single and multi-source contracts in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a healthcare system.
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute and non-acute care and non-healthcare site settings. In addition to our core base of approximately 4,400 acute care healthcare providers, our Premier Continuum of Care Program, one of the largest in the United States, which covers over 80 classes of trade, had approximately 250,000 active members as of June 30, 2022, which represents an increase of approximately 25,000 members, or 11%, over fiscal year 2021. A number of these members in our Premier Continuum of Care Program are affiliated, owned, leased, or managed by our members and received a revenue share from us based upon our collected gross administrative fees on their members’ purchases.
Our Premier Continuum of Care Program includes the following:
Premier Continuum of Care - Non-Acute Care.    This program includes direct members, group affiliates and healthcare provider offices owned, leased or managed by health systems. Key classes of trade include long-term care dispensing pharmacies, skilled nursing and assisted living facilities, home infusion providers, home health providers and surgery centers. Premier Continuum of Care members have access to most of our GPO supplier contracts, including, but not limited to, pharmaceuticals, medical and surgical supplies, facilities, food and nutritional products and other purchased services.
Premier Business and Industry - Non-Healthcare.    This program includes direct members and group affiliates. Key classes of trade include non-healthcare entities, such as education (e.g. K-12 schools, colleges and universities), hospitality, recreation (e.g. stadiums, parks and fairgrounds), and employee food programs. Our Business and Industry members have access to most of our GPO supplier contracts, including administrative services, facilities, food service, and informational services.
The Premier Continuum of Care Program provides business operations and technology to ensure members and other customers are connected to agreements and receiving proper contracted pricing.
Supply Chain Co-Management. We manage and co-manage the supply chain operations for members to drive down costs through processes, including value analysis, product standardization and strategic resource allocation and improved operational efficiency.
Purchased Services Contracts. Our purchased services contracts business, which is separate from the purchased services under our national contract portfolio, includes Conductiv, Inc. (“Conductiv”) and Conductiv Contracts, LLC (“Conductiv Contracts”). Conductiv is a SaaS provider of technology solutions and expert services that enable hospitals and other organizations to analyze, benchmark and source purchased service contracts independent of any existing GPO affiliation. Combined with our purchased services spend data and our performance improvement technology suite, we are able to be a single source provider for healthcare margin improvement. Conductiv Contracts is a regionally focused group purchasing organization independent of any existing GPO affiliation that exclusively focuses on purchased services contracting.
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
Supply Chain Resiliency Program. In partnership with our members, we have created a program designed to promote domestic and geographically diverse manufacturing and ensure a robust and resilient supply chain for essential medical products. The program is intended to provide a means to invest in or partner with businesses that can supply shortage products, co-fund the development of affordable products that address specific market needs and create strategic sourcing contracts to ensure continuous supply for our members and customers. We believe this program is most successful when we are able to partner with our members through investments or long-term purchasing commitments on these initiatives.
Our Supply Chain Resiliency Program includes, but is not limited to, the following:
PRAM Holdings, LLC. We formed PRAM Holdings, LLC (“PRAM”) in 2020 in partnership with our members to invest in Prestige Ameritech Ltd. (“Prestige”), a domestic manufacturer of masks and other PPE, whereby our members obtain a direct domestic source to critical PPE.
DePre Holdings, LLC. We formed DePre Holdings, LLC (“DPH”) in 2021 in partnership with our members to invest in DePre, LLC (“DePre”), a joint venture between DPH and DeRoyal Industries Inc., a global medical manufacturer, whereby our members obtain a direct source dedicated to the domestic production of isolation gowns.
ExPre Holdings, LLC. We formed ExPre Holdings, LLC (“ExPre”) in 2022 in partnership with our members to invest in Exela Holdings, Inc. (“Exela”), a domestic manufacturer of proprietary and generic sterile injectable products, whereby our members obtain a direct source to certain critical pharmaceutical products.
SaaS Informatics Products.   Members of our GPO have access to certain SaaS informatics products related to the supply chain and have the ability to purchase additional elements that are discussed in more detail below under “Our Business Segments - Performance Services”.
Performance Groups. Our Performance Groups are highly committed purchasing programs, which enable members to benefit from coordinated purchasing decisions and maintain standardization across their facilities. Our Performance Groups include the ASCEND® and the SURPASS® Performance Groups.
ASCEND® Performance Group. Our ASCEND Performance Group, which was rebranded as ASCENDriveTM as of July 1, 2022, has developed a process to aggregate purchasing data for our members, enabling such members to benefit from committed group purchases within the Performance Group. Through our ASCEND Performance Group, members receive group purchasing programs, tiers and prices specifically negotiated for them and knowledge sharing with other member participants. As of June 30, 2022, approximately 1,300 U.S. hospital members, which represent over 113,000 hospital beds, participated in the ASCEND Performance Group. These hospital member participants have identified approximately $712.0 million in additional savings as compared to their U.S. hospital peers not participating in the ASCEND Performance Group since its inception in 2009. For calendar year 2021, these member participants had approximately $21.3 billion in annual supply chain purchasing spend.
SURPASS® Performance Group. Our SURPASS Performance Group builds upon and complements our legacy ASCEND Performance Group and drives even greater savings for members at a correspondingly higher level of commitment. The SURPASS Performance Group brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. The SURPASS Performance Group utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2022, a group of 23 members representing approximately 470 acute care sites and 9,700 alternate sites participate in our SURPASS Performance Group. These hospital member participants have identified over $206.0 million in additional savings via their efforts in more than 150 categories. The SURPASS Performance Group has another 30 potential categories slated for the coming year as well as select initiatives related to utilization and standardization. For calendar year 2021, these member participants had approximately $11.2 billion in annual supply chain purchasing spend.

E-Commerce Platform. Our E-Commerce platform, STOCKDTM, is part of our multi-channel supply chain strategy, which provides a digital sales channel where members and other customers can purchase products under our PREMIERPRO brand as well as utilize limited savings programs from Premier GPO suppliers utilizing an e-commerce platform.
PROVIDEGXTM Program. The PROVIDEGX program identifies high-quality supply sources for drugs that are on or may be at risk of being added to the national drug shortage list or that are vulnerable to pricing volatility. The PROVIDEGX program is the next step in our ongoing effort to help facilitate the availability of high-quality pharmaceutical products, including drugs for which there may be supply challenges.
Performance Services
Our Performance Services segment consists of three sub-brands: PINC AI, Contigo Health and Remitra. Each serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. Our PINC AI platform enables us to better reflect our current product offerings and strategy to expand and incorporate artificial intelligence (“AI”) across our portfolio of solutions. This platform further enables connectivity and scale between providers, the life sciences industry and payors, including large employers, to help lower the cost and improve the quality of care. We believe that we house one of the largest clinical, operational and financial datasets in the United States which enables actionable insight and real-world evidence needed to accelerate healthcare improvements. We currently incorporate AI into prior authorization between payors and providers and clinical intelligence through the decision support process which helps key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery. Using our data and scale, we seek to expand our AI capabilities, grow our overall portfolio of solutions and provide our members and customers with technologically advanced products so they can provide better, smarter healthcare.
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
•Using AI-enabled clinical decision support integrated into the provider workflow (EHR) to support evidence-based decisions by providers at the point of care, and improve prior authorization automation;
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

•Deploying consulting services to deliver clinically integrated, margin improvement transformation throughout a health system; and
•Providing management services to insurance programs ~~t~~o assist U.S. hospital and healthcare system members with liability and benefits insurance services, along with risk management services to improve their quality, patient safety and financial performance while lowering costs.
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
The data yielded through PINC AI is de-identified and aggregated in what we believe to be the nation’s leading comprehensive database, representing over 20 years of data from more than 1,000 hospitals spanning multiple therapeutic areas. A research team including clinicians, epidemiologists, health economists, health services researchers, statisticians and other subject matter experts leverage the dataset to deliver real world evidence, in partnership with Life Science innovators. Studies, test methods, strategies and tools created can promote the adoption and integration of evidence-based practices to help improve outcomes and the quality and effectiveness of care.
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
•The Contigo Health Sync Health Plan Administration, which empowers self-funded employers with a flexible approach to employee benefits to help improve access to quality care, achieve cost savings and improve member satisfaction; and
•The Contigo Health Network, which is expected to provide health systems with the ability to sell and participate in employer-focused products.
Remitra:
Remitra provides health systems and suppliers cost management solutions with our cloud-based procure-to-pay technology designed to support greater efficiencies in the procurement process through automated purchasing and payment solutions.
•Remitra’s Procure-to-Pay platform, a cloud-based platform which powers supplier and provider networks and uses optical character recognition to automate invoicing and payables. Remitra seeks to streamline financial processes, reduce errors and fraud, unlock cost and labor efficiencies and become a leading digital invoicing and payables platform for all of healthcare, agnostic of ERP, GPO or treasury partner.
•Remitra’s Cash Flow Optimizer platform, a financial solution for suppliers and providers which leverages Remitra’s cloud-based procure to pay platform and provides opportunities for financial improvements including a reduction in days sales outstanding, on-time payments, improved working capital and a potential reduction over time of allowance of credit losses associated with bad debt.
Pricing and Contracts
We generate revenue from our Supply Chain Services segment through administrative fees received from suppliers based on the total dollar volume of goods and services purchased by our members and other customers in connection with our GPO programs, service fees from supply chain co-management, subscription fees from purchased services and through product sales in connection with our direct sourcing activities. We generate revenue from our Performance Services segment through our three sub-brands: PINC AI, Contigo Health and Remitra.
Supply Chain Services
Our GPO generates revenue through administrative fees received from contracted suppliers for a percentage of the purchase price of goods and services, including purchased services activities, sold to members under negotiated supplier contracts. Pursuant to the terms of GPO participation agreements entered into by the members, our members currently receive revenue share based upon purchasing by such member’s owned, leased, managed and affiliated facilities through our GPO supplier contracts.
The majority of our current GPO participation agreements with our members have terms that commenced in July 2020 and primarily range from five to seven years. Generally, our GPO participation agreements may not be terminated except for cause or in the event of a change of control of the GPO member. The GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier LP of the member’s decision not to renew. Our GPO participation agreements generally provide for liquidated damages in the event of a termination not otherwise permitted under the agreement. Due to competitive market conditions, we have experienced, and expect to continue to experience requests, at times, to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
In our supply chain co-management activities, we earn revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
In our purchased services activities, we generate revenue through administrative fees, as described above, and subscription fees. Subscription fees, which we generate through our SaaS-based products, are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation.
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
Performance Services
Performance Services revenue consists of revenue generated through our three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI are (i) subscription agreements to our SaaS-based clinical analytics products, (ii) enterprise analytics licensing revenue, (iii) professional fees for our consulting services and (iv) other miscellaneous revenue including annual subscriptions to our performance improvement collaboratives, insurance management service fees and commissions from insurance carriers for sponsored insurance programs. Contigo Health’s main sources of revenue are third party administrator fees and fees from the centers of excellence program and Remitra’s main source of revenue is fees from healthcare product suppliers and service providers.
PINC AI:
SaaS-based clinical analytics products subscriptions include the right to access our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. Pricing varies by application and size of the healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
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
Revenue from performance improvement collaboratives that support our offerings in cost management, quality and safety and value-based care is recognized over the service period as the services are provided, which is generally one year.
Insurance management service fees are recognized in the period in which such services are provided. Commissions from insurance carriers for sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Contigo Health:
Contigo Health revenue consists of third party administrator fees and fees from the centers of excellence program. Third party administrator fees consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided. Fees from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers. Centers of excellence fees are invoiced to customers a month in arrears and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Remitra
Revenue for Remitra primarily consists of fees from healthcare product suppliers and service providers. Fees for services are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Revenue Concentration
Our customers consist of members and other healthcare businesses and non-healthcare businesses such as food service, schools and universities. Our top five customers generated revenue of approximately 21% and 28% of our consolidated net revenues for the years ended June 30, 2022 and 2021, respectively. For the fiscal year ended June 30, 2021, revenue generated from our largest customer, a non-healthcare customer in the Supply Chain Services segment, was approximately 15% of our consolidated net revenues for the year ended June 30, 2021. The significant increase in revenue concentration and revenue generated from our largest customer was due to the greater than normal purchases of products through our direct sourcing business by such customer primarily as of result of the COVID-19 pandemic.
Other than the aforementioned customer, no other customers accounted for more than 10% of our net revenue during each of the years ended June 30, 2022 and 2021.
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

Research and Development
Our research and development (“R&D”) expenditures primarily consist of our strategic investment in internally developed software to develop new and enhance existing SaaS- and license-based products offerings and new product development in the areas of cost management, quality and safety and value-based care. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
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
Competition
The markets for our products and services in both our Supply Chain Services segment and Performance Services segment are fragmented, highly competitive and characterized by rapidly evolving technology and product standards, user needs and the frequent introduction of new products and services. We have experienced and expect to continue to experience intense competition from a number of companies.
Our Supply Chain Services segment’s competitors primarily compete with our group purchasing and direct sourcing activities. Our group purchasing business competes with other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and on-line retailers in this segment. Our direct sourcing business competes primarily with private label offerings/programs, product manufacturers, and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
Our Performance Services segment’s competitors compete with our three sub-brands: PINC AI, Contigo Health and Remitra. The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors for PINC AI include (i) information technology providers such as Allscripts Healthcare Solutions, Inc., Change Healthcare, Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc. and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc. The primary competitors for Contigo Health include AmeriBen, Meritan Health, UMR, WebTPA and Benefit and Risk Management Services for our third party administrative services product, and Carrum Health, Bridge Health, Edison Healthcare, AccessHope and MSK Direct for our Centers of Excellence product. The primary competitors for Remitra include Global Healthcare Exchange, LLC and Prodigo Solutions, Inc. for our digital invoicing product and Coupa Software Inc. and Taulia for our digital payables product.
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
Government Regulation
General
The healthcare industry is highly regulated by federal and state authorities and is subject to changing legal, political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in laws and regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned and costly modifications to our products and services, and may result in delays or cancellations of orders or a reduction of funds and demand for our products and services.
We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A. Risk Factors” for a more detailed discussion.
Affordable Care Act
The Patient Protection and Affordable Care Act (“ACA”) is a sweeping law designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law created of an innovation center to test and scale new APMs and ACOs. These programs are creating fundamental changes in the delivery of healthcare. Likewise, many states have adopted or are considering changes in healthcare policies in part due to state budgetary shortfalls. Ongoing uncertainty regarding implementation of certain aspects of the ACA makes it difficult to predict the impact the ACA or state law proposals may have on our business. While certain aspects of the ACA remain subject to uncertainty in implementation, in a shift from the ACA’s treatment under the previous administration, which sought to repeal the ACA and eliminate many of its key provision by any means possible, the Biden administration has promoted and expressed support for the ACA. Moreover, in June 2021, the U.S. Supreme Court dismissed, for lack of standing, a challenge to the ACA brought by the Trump administration and a group of state Attorneys General thereby leaving the ACA intact. The Biden administration has identified that it will seek to undo certain of the restrictions placed on the ACA under the Trump administration, which may result in further changes to and re-broadening of formerly limited provisions. Any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business. We believe it is important to note that most of the controversy related to the ACA relates to coverage expansion and not the issues related to quality improvement and cost reduction.
U.S. Food and Drug Administration Regulation
The U.S. Food and Drug Administration (“FDA”) extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of pharmaceuticals and medical devices. To the extent that functionality or intended use in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA laws or regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:
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
•obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to commercial marketing;
•submit to pre-market approval or post-market inspections by the FDA; and
•comply with various FDA regulations, including the agency’s quality system regulation, complaint handling and medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations or post-market studies, corrections and removal reporting regulations, and post-market surveillance regulations.
A new medical device must be cleared or approved by FDA through the pre-market approval (“PMA”) or 510(k) clearance. For medical devices that require a PMA, clinical studies performed under an IDE will become part of a PMA for a medical device.
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
Appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approving a PMA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with Current Good Manufacturing Practices (“cGMP”) requirements and adequate to assure consistent production of the product within required specifications.
Manufacturers and others involved in the manufacture and distribution of FDA regulated products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) (21 U.S.C. § 301 et seq.).
Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMP and other laws. Manufacturers may have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.
U.S. Review and Approval Processes for Medical Devices
Unless an exemption applies, medical devices commercially distributed in the United States require either premarket notification, or 510(k) clearance, or approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (“General Controls”). Class II devices are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (“Special Controls”). Manufacturers of most Class II and some Class I devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. The submission of a 510(k) or PMA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.
510(k) Clearance Pathway for Medical Devices
When a 510(k) clearance is required, an applicant is required to submit a 510(k) application demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. Typically, the FDA’s response after reviewing a 510(k) application is a request for additional data or clarification. Depending on the complexity of the application and the amount of data required, the process may be lengthened by several months or more. If additional data, including clinical data, are needed to support our claims, the 510(k) application process may be significantly lengthened.
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
A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process, or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA application must generally be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturer or third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. Once a PMA is approved, the FDA may require that certain conditions of approval be met, such as conducting a post-market clinical trial.
New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.
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
•the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•during a public health emergency, notification of permanent discontinuation of a device or a supply disruption due to an interruption in the manufacturing of a device, and the reasons for such discontinuance or supply disruption;
•regulations pertaining to voluntary recalls; and
•notices of corrections or removals.
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the U.S. Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal U.S. Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, manufacturers are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or be subjected to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take enforcement actions against us if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in material fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
Failure by us or by our third-party manufacturers and suppliers to comply with all applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil monetary penalties;
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
To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our IPO, including under the various agreements entered into in connection therewith, on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, will concur that these actions satisfy their applicable rules and regulations.
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
Transaction Requirements. HIPAA also mandates format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payors and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payors or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets and changing the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. All healthcare providers are required to comply with Version 5010 and use the ICD-10 code sets.
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
We currently have two products that are certified as Health IT Modules. To retain our certification, we must: 1) meet applicable conditions of certification and maintenance of certification requirements established by ONC; 2) pass testing conducted by an ONC-Authorized Testing Laboratory pursuant to test procedures developed by ONC; and 3) obtain certification from an ONC-Authorized Certification Body. ONC’s conditions of certification and maintenance of certification requirements include communication restrictions that largely prevent us from limiting our customer's ability to communicate about the usability, interoperability, security or user experiences relating to our Health IT Modules. These regulations require us to review and modify current contract terms or inform customers that offending contract terms we previously entered into are no longer effective. We are also required to develop and execute a real-world testing plan, which would require us to demonstrate to our ONC-Authorized Certification Body that our Health IT Modules operate as designed when implemented in the field. Failure to properly implement these requirements could result in our two products losing their status as Health IT Modules, which could jeopardize the utility of the products for our customers. We work closely with our selected ONC-Authorized Testing Laboratory and ONC-Authorized Certification Body to meet these and other requirements of Health IT Certification Program. We are unable to predict what changes to the certification program might be made in the future or how those changes could affect our business or the associated costs of compliance.

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
Corporate Compliance Department
We execute and maintain a compliance and ethics program that is designed to assist us and our employees in conducting operations and activities ethically with the highest level of integrity and in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with education that has been developed to communicate our standards of conduct, compliance policies and procedures as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a third-party toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics & Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors, helps oversee compliance and ethics matters across our business operations.
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
•Comprehensive, competitive, and innovative health and welfare and retirement benefits to support our employees’ physical and financial health.
•Employee Stock Purchase Plan and equity compensation to provide financial value, align employees’ interests with those of our shareholders and drive talent retention.
•Comprehensive benefits and well-being programs to support all aspects of employee well-being, including physical, emotional, financial and social health.
•Generous time off programs.
•Social Responsibility Programs including paid Annual Volunteer Afternoon, volunteering hours and matching gifts to give back to the communities in which we serve.
•Flexible work environments - including remote and hybrid work options where possible - and enabled technology to enhance employee experience and connectedness in both virtual and in-person settings.
•Robust and adaptive COVID-19 response to support the health and safety of our staff.
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

Promote a Diverse, Equitable and Inclusive Workplace
•Council on Diversity, Equity, Inclusion and Belonging.
•Network of executive-sponsored, employee-led Employee Resource Groups (“ERGs”) designed to build community and foster belonging and advancement of business strategy and employee experience through sharing of diverse thought and perspective. Groups include W.O.M.E.N, Military Veterans, Black Professionals, LGBTQ+, Asian Employees, Latin, Asian Indian Professionals, Disabled Employees and Generations and their Allies groups. We also have a Field Services Advisory Council ERG comprised of employees dedicated to supporting our members.
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
Company Recognition
•World’s Most Ethical Company by the Ethisphere Institute for the 15th consecutive year.
•2020 Golden Peacock Award for Global Excellence in Corporate Governance.
•Healthiest Employers of Charlotte by Charlotte Business Journal (1st place).
•2021 Healthiest 100 Workplaces in America (49th place).
•2021 Cigna Well-Being Award (Honorable Culture).
•LinkedIn’s 2021 Top Companies in Charlotte.
•2021 Prism International Diversity Impact Award for Top 25 National ERGs

Employees
As of June 30, 2022, we employed approximately 2,600 people, all in the United States. We also engage contractors and consultants. Additionally, we regularly track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data and the engagement of our employees. None of our employees are working under a collective bargaining arrangement.
We conduct sales through our embedded field force, our dedicated national sales team, our Premier consultants, and our Continuum of Care team, collectively comprised of approximately 600 employees as of June 30, 2022.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2022, our field force was deployed to seven geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force assists our members in growing and supporting their Continuum of Care facilities.
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
Our Continuum of Care team provides service to these classes of trade and serve a dual role of both enhancing contract penetration (selling current members additional contracts) as well as bringing on new providers to the program.
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
Risks Related to our Business Operations
•Continuing uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
•We may continue to face financial and operational uncertainty due to the COVID-19 pandemic, variants thereof, or other pandemics and associated supply chain disruptions.
•We may face financial and operational uncertainty due to global economic and political instability and conflicts, such as the conflict between Russia and Ukraine.
•We face risks related to competition and consolidation in the healthcare industry.
•We may experience delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected.
•The risk of loss of one or more of our larger members which could reduce activity levels or that members elect to terminate or not to renew their contracts.
•The markets for our software as a service (“SaaS”) or licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
•Our members are highly dependent on payments from third-party payors, such as Medicare and Medicaid, the denial or reduction of which could adversely affect demand for our products and services.
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
•We may face inventory risk for (i) the personal protective equipment or other products we may purchase at elevated prices during a supply shortage, and (ii) items we purchase in bulk or pursuant to fixed price purchase commitments if we cannot sell such inventory at or above our cost.
•We depend on our ability to attract, hire, integrate and retain key personnel.
•We face risks related to our current and future indebtedness, including our existing long-term credit facility.
•We experience fluctuation in our quarterly cash flows, revenues and results of operations.

Regulatory Risks
•We are subject to changes and uncertainty in the legal, political, economic and regulatory environment affecting healthcare organizations.
•We must comply with complex international, federal and state laws and regulations governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, antitrust and employee benefit laws and regulations and privacy, security and breach notification laws.
•Certain of our software products may be subject to regulation regarding health information technology and medical devices.
Legal and Tax-Related Risks
•We are subject to litigation from time to time, including the pending shareholder derivative action against certain of our current and former officers and directors.
•We must adequately protect our intellectual property, and we face potential claims against our use of the intellectual property of third parties.
•We face tax risks, including potential sales and use, franchise and income tax liability in certain jurisdictions, future changes in tax laws and potential material tax disputes.
Risks Related to our Corporate Structure
•We are obligated to make payments under our Unit Exchange and Tax Receivable Acceleration Agreements, and we may not realize all of the expected tax benefits corresponding to the termination of our prior Tax Receivable Agreement.
•Provisions in our certificate of incorporation and bylaws and provisions of Delaware law may impede or prevent strategic transactions, including a takeover of the company.
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
Risks Related to Our Business Operations
Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
Continued global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation and potential economic recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased periodic volatility in customer demand, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased trade sanctions, tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. In particular, in fiscal 2022, we experienced inflationary pressure and other constraints in our supply chain. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions may result in the failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.
Our financial condition and results of operations for fiscal year 2023 and beyond may continue to be materially and adversely affected by the coronavirus (“COVID-19”) pandemic, reoccurrences of COVID-19 or variants thereof, or similar pandemics, or other future widespread public health epidemics.
The COVID-19 pandemic spread throughout the United States and the rest of the world beginning in early 2020. In addition to those who were directly affected, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. While the health consequences for the U.S. population have been mitigated to some degree by the availability of vaccines and therapeutics to treat COVID-19 infections, adverse economic impacts continue both domestically and internationally, including the potential for new and extended government imposed lock-downs, border restrictions and transportation and other bottlenecks.
As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face material risks including, but not limited to:
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic and variants thereof and associated supply chain disruptions could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for many products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 and variants thereof has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for our products and services as a result of the COVID-19 pandemic. There was a material increase in demand and pricing for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. In the second half of fiscal 2022, demand and pricing for PPE, drugs and other supplies decreased resulting in a decline in revenue relative to the previous two years. Patients, hospitals and other medical facilities continued to defer some elective procedures and routine medical visits due to ongoing and continuing uncertainty from COVID-19 outbreaks or variants or as a result of restrictive government orders or advisories. While demand for many supplies and services not related to COVID-19 may continue to decline into fiscal 2023, rolling shortages of products and drugs needed for routine procedures, such as, contrast media and syringes, could have an impact on demand for hospital services and the financial conditions of providers, particularly those forced to procure such products through resellers.
•Increased labor costs. Labor shortages and the resulting increases to the cost of labor are a continued challenge to the health care providers we serve. Limited availability of staff resources and rolling staff shortages may continue to impair the ability of existing staff to manage product and service procurement. While our non-acute and non-healthcare business such as education and hospitality customers, experienced a rebound in fiscal year 2022, the recovery in the business may be hampered by future COVID-19 variants or outbreaks, which are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. While some of our hospital customers have increased access to their facilities for non-patients, including our field teams, consultants and other professionals, there are many that still are not allowing onsite access outside of their staff. Hospital imposed travel restrictions are also impacting some customers’ ability to participate in face-to-face events with us, such as committee meetings and conferences, which limits our ability to build on customer relationships. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to effectively deliver existing or sell new products and services to our members and could negatively affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs, raw material availability and material logistical delays due to port congestion. Borders closings, lock-down orders and other restrictions in response to COVID-19, particularly regarding China, have impacted and continue to impact our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines, or other public health measures, have impacted and, in the future, may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Managing the evolving regulatory environment. In response to COVID-19 pandemic and variants thereof, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, customers and suppliers.
The ultimate impact of COVID-19, variants thereof, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies and their healthcare systems, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, variants thereof, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this “Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any variants or outbreaks and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of the COVID-19 pandemic, variants thereof, recurrences or similar pandemics could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the future.
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
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, Russian troops began a full-scale military invasion of Ukraine. In response, many nations, including the United States, imposed economic, financial and other sanctions on Russia, certain of its allies, and certain individuals. Although the length and impact of the ongoing military conflict and associated sanctions regime is highly unpredictable, the conflict in Ukraine has, and may continue to lead to market disruptions, including significant volatility in commodity prices, energy, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and prepare for any implications on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital.
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition.” The primary competitors for our Supply Chain Services segment compete with our group purchasing and direct sourcing activities. Our group purchasing business competes with other national and regional GPOs, including in certain cases GPOs owned by healthcare providers, distributors and wholesalers. Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers and distributors.
The competitors in our Performance Services segment compete with our three sub-brands: PINC AI, Contigo Health and Remitra. The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities, and include information technology providers and consulting and outsourcing firms. The primary competitors for Contigo Health are smaller niche and larger well-financed healthcare and insurance companies. The primary competitors for Remitra are smaller niche and larger technology companies and financial institutions.
With respect to our products and services in both segments, we compete on the basis of several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of our products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors have larger scale, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our current members and customers and potential new members and customers.
We also compete on the basis of price, primarily in our Supply Chain Services business. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members and customers, and increased revenue share obligations to members. In our Supply Chain Services segment, competitive pressure is likely to result in increases in revenue share obligations, some of which may be material, particularly as our current GPO participation agreements approach renewal or if a member undergoes a change of control that triggers a termination right, or as new GPO members join our GPO programs. Material increases in revenue share obligations to existing or new GPO members could adversely impact our business, financial condition and results of operations. In this competitive environment, we cannot be certain that we will be able to retain our current GPO members or expand our member base on historical terms, favorable terms or at all, and the failure to do so may adversely impact our business, financial condition and results of operations. Furthermore, if pricing of our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be adversely affected.
Our Performance Services business also competes, to an extent, on the basis of price and to a greater extent on features and functionality of the solutions we offer through our PINC AI, Contigo Health and Remitra brands.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect legal, regulatory and economic conditions to lead to additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members’ organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and non-acute care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or hospital system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate materially increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.

We may experience material delays in recognizing revenue or increasing revenue, or be required to reverse prior revenue recognition, if the sales cycle or implementation period with potential new members takes longer than anticipated or our related project estimates are not accurate.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers and to increase the number of our products and services utilized by existing members. The evaluation and purchasing process is often lengthy and involves material technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our ability to recognize revenue from the sale of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we are required to use estimates to determine revenue recognition for performance-based consulting engagements. These estimates are based on a number of inputs from management regarding project timing, milestone and goal achievement and expected completion dates, each of which may change during the course of the engagement and could result in either delayed revenue recognition or revenue reversals resulting in out of period revenue adjustments, which could have a material adverse effect on our results of operations. In addition, changes in accounting standards that impact revenue recognition as well as conversion of SaaS-based products to licensed-based products, as discussed in the below risk factor “The markets for our SaaS- or licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability” could adversely impact our ability to recognize revenue consistent with our historical practices and could have a material adverse effect on our business, financial condition and results of operations.
If members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
We have GPO participation agreements with all of our GPO members. Our GPO participation agreements may generally be terminated for cause or in the event of a change of control of the GPO member. In addition, the GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying us of the member’s decision not to renew. Although we renewed most of our then existing GPO participation agreements primarily for terms of five to seven years at the beginning of fiscal 2021, there can be no assurance that our GPO members will extend or renew their GPO participation agreements on the same or similar economic terms at the end of the term of the agreement, or at all, or that the GPO members will not terminate their GPO participation agreements for cause or due to a change of control of the GPO member. Failure of our GPO members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with such GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. Some of our GPO competitors offer higher revenue share arrangements compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control of the GPO member, changes in their strategies or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are reduced by modification or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of both us and Premier LP. As a result of the August 2020 Restructuring, our former member-owners’ equity holdings in Premier LP were canceled and converted into shares of our Class A common stock which is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.” Furthermore, former member-owners who received shares of our Class A common stock as part of the August 2020 Restructuring are free to sell those shares at any time. Any material reduction in our member-owners’ equity holdings in us could result in reduced alignment between us and such member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.

We derive a material portion of our revenues from our largest members and certain other customers and the sudden loss of one or more of these members or customers could materially and adversely affect our business, financial condition and results of operations.
Our top five customers generated revenue of approximately 21% and 28% of our consolidated net revenues for the fiscal years ended June 30, 2022 and 2021. The sudden loss of any material customer or a number of smaller customers that are participants in our group purchasing programs, or utilize any of our programs or services, or a material change in revenue share or other economic terms we have with such customers could materially and adversely affect our business, financial condition and results of operations.
The markets for our SaaS- or licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
Our success will depend on the willingness of existing and potential new customers to increase their use of our SaaS- or licensed-based products and services as well as our ability to sell license-based products to existing and potential new customers at rates sufficient to offset the loss of SaaS-based product sales. Fluctuating member demand for SaaS- or license-based products that materially alter our mix of SaaS- and licensed-based product sales and conversion of SaaS-based products to license-based products can result in volatility of revenue and lower growth rates in any given year which could materially adversely affect our business, financial condition and results of operations. Furthermore, many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services and some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would materially adversely affect our business, financial condition and results of operations.
Our members are highly dependent on payments from third-party healthcare payors, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and consequently our business.
Our members derive a substantial portion of their revenue from third-party private and governmental payors, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members purchase or otherwise obtain through us is available to our members from governmental health programs, private health insurers, managed care plans and other third-party payors. These third-party payors are increasingly using their enhanced bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members’ ability to obtain adequate reimbursement for our products and services. If third-party payors do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.
In addition, government actions or changes in laws or regulations could limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers and increase emphasis on financially accountable payment programs such as accountable care organizations, bundled payments and capitated primary care that could have an adverse impact on our members and, in turn, on our business, financial condition and results of operations.
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

In addition, CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by pharmaceutical manufacturers to GPOs to the extent that such fees meet CMS’s “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, which could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us, which could have a material adverse effect on our member retention, business, financial condition and results of operations.
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
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology, member and other customers’ needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ and other customers’ requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest material resources in research and development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that members and potential new members and customers will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members and customers, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing members and be unable to obtain new members and customers, which could have a material adverse effect on our business, financial condition or results of operations.
Our acquisition activities could result in operating difficulties, dilution, unrecoverable costs and other negative consequences, any of which may adversely impact our financial condition and results of operations.
Our business strategy includes growth through acquisitions of additional businesses and assets. Future acquisitions may not be completed on preferred terms and acquired assets or businesses may not be successfully integrated into our operations or provide anticipated financial or operational benefits. Any acquisitions we complete will involve risks commonly encountered in acquisitions of businesses or assets. Such risks include, among other things:
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
•an acquired company’s lack of compliance with applicable laws and governmental rules and regulations, and the related costs and expenses necessary to bring such company into compliance;
•an acquired company’s general information technology controls or their legacy third-party providers may not be sufficient to prevent unauthorized access or transactions, cyber-attacks or other data security breaches;
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
Numerous potential acquisition targets that had previously expressed an interest in commencing strategic discussions with us prior to or early into the COVID-19 pandemic delayed or deferred indefinitely their exploration of strategic alternatives. Our ability to execute our growth strategy may be materially impacted if COVID-19 variants or future pandemics, or general market conditions, materially reduce the number of target companies willing to evaluate strategic alternatives and start a process for the sale of part or all of their equity or assets.
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
Moreover, our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. In addition to the services we provide from our offices, we have migrated the majority of our data center operations to a third-party data-hosting facility. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, could result in a decision to close the facilities without adequate notice or other unanticipated problems, which could cause lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
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
We depend upon licenses from third parties, most of which are non-exclusive, for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We also obtain a portion of the data that we use from government entities and public records and from our members for specific member engagements. We cannot assure that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, if our members revoke their consent for us to maintain, use, de-identify and share their data, our data assets could be degraded.
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
Most of our third-party licenses are non-exclusive and our competitors may obtain the right to access any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
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
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in Bangladesh, Cambodia, China, India, Malaysia, Sri Lanka, Taiwan, Thailand and Vietnam. Operations at and

securing products from these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, power conservation/shortages, an earthquake, hurricane, flood, tsunami or other natural disaster, material labor strikes or work stoppages, government implementation of export limitations or freezes, port or other shipping delays, political unrest or pandemics, such as COVID-19. We are also subject to some of these risks with manufacturers we contract with in the United States. Any material curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to material fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
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
Additionally, the facilities in Malaysia with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, rising labor costs as a result of minimum wage laws, scheduling and overtime requirements and forced or child labor.
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

We may have inventory risk for (i) the PPE or other product inventory we purchase at elevated market prices, and (ii) items we purchase in bulk or pursuant to fixed price purchase commitments if we are unable to sell such inventory at or above our cost. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.
As part of our efforts to satisfy PPE demands of our GPO members during the COVID-19 pandemic, we purchased PPE product inventory in forward buys at then current global market prices, which were elevated due to the volatility of global market prices for PPE products. In addition, as we strive to create a healthier global supply chain with more diversification in the country of origin, including a focus on supporting PPE and medical product manufacturing in the United States with our domestic sourcing initiative, we may source more of our products from US-based or near shore manufacturers, which may come at a higher acquisition cost than sourcing from Asia or other lower cost countries. From time to time, we also purchase other items as part of bulk purchases to resell to our members. If we are unable to sell the PPE or other products for more than our inventory cost, we could experience a material adverse effect on our business, financial condition and results of operations. In addition, if our GPO members are unwilling to pay higher prices for products made in the United States, or if they choose to buy lower cost products manufactured in lower cost countries, now or in the future, this may impact our customer growth and results of operations if we have to lower prices to compete or sell our higher-cost inventory.
If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel, including our executive officers and other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense and the labor market has tightened considerably as a consequence of the COVID-19 pandemic. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel, if we lose key personnel unexpectedly. In addition, to the extent we lose an executive officer or senior manager, we may incur increased expenses in connection with the hiring, promotion or replacement of these individuals and the transition of leadership and critical knowledge. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Capital Structure and Liquidity
We may need to obtain additional financing which may not be available or may be on unfavorable terms and result in dilution to, or a diminution of the rights of, our stockholders and cause a decrease in the price of our Class A common stock.
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
We have a five-year $1 billion unsecured revolving credit facility. The Credit Facility also provides us the ability to incur incremental term loans and request an increase in the revolving commitments under the credit facility, up to an additional aggregate of $350.0 million, subject to the approval of the lenders under the credit facility. As of June 30, 2022, we had $150.0 million outstanding under this credit facility. Our current credit facility matures on November 9, 2023 and any outstanding indebtedness would be payable on or before that date. If we are not able to refinance or replace our existing credit facility at or before maturity or do so on acceptable terms, it would have a material adverse effect on our ability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then existing or future stock repurchase programs, if any.
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
Our quarterly revenues and results of operations have fluctuated in the past and may continue to fluctuate in the future which could adversely affect the value of our Class A common stock, our revenues and our liquidity.
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
Risks Related to Healthcare and Employee Benefit Regulation
The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory environment that affect the GPO business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to providers to purchase our products and services or otherwise require us to modify our services.
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
In March 2010, President Barack Obama signed into law the Patient Protection and Affordable Care Act (“ACA”). The ACA is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. The ACA set the industry moving in a clear direction on access to health insurance, payment, quality and cost management.
With the election of President Joe Biden, as well the 2021 U.S. Supreme Court decision upholding the ACA, there appears to be greater certainty and a continuation of the policies and directions set forth in the ACA. While these developments will create greater certainty regarding the continued existence of the ACA and its reforms to the health insurance and healthcare market, healthcare will continue to be a highly partisan and contentious area. This environment is creating risks for healthcare providers and our business that could adversely affect our business and financial performance.
If we fail to comply with complex federal and state laws and regulations governing financial relationships among healthcare providers and submission of false or fraudulent claims to government healthcare programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
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
CMS has provided specific guidance on the proper treatment on Medicare cost reports of revenue distributions received from GPOs, including us. To assist our members that report their costs to Medicare to comply with these guidelines, such members are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our IPO, including under agreements entered into in connection therewith, on their cost reports. We furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. Any determination by a state or federal agency that the provision of such elements of value violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs, and, thus could have a material adverse effect on our business, financial condition and results of operations.
We periodically receive and respond to questions from government agencies on various matters, and we responded to an informal request in July 2014 from the United States Department of Health and Human Services (“HHS”) Office of Inspector General to analyze and discuss how the GPO participation agreements comply with the discount safe harbor to the Anti-Kickback Statute. We have had no further correspondence or interaction, oral or written, with the HHS Office of Inspector General regarding Anti-Kickback Statute compliance since that time. There is no safe harbor to the Anti-Kickback Statute that is applicable in its entirety across all of the agreements with our members, and no assurance can be given that the HHS Office of Inspector General or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms, agreements and related communications with members, or our relationships with our members violates the Anti-Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business and could disqualify us from providing services to healthcare providers doing business with government programs and, thus, result in a material adverse effect on our business, financial condition and results of operations.
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after May 9, 2022 are from $12,537 to $25,076 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
These laws and regulations may change rapidly and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information by our members may be determined or alleged to be in violation of these laws and regulations. Any failure of our businesses or our products or services to comply with these laws and regulations, or the assertion that any of our relationships with suppliers or members violated the Anti-Kickback Statute and therefore caused the submission of false or fraudulent claims, could (i) result in substantial civil or criminal liability, (ii) adversely affect demand for our services, (iii) invalidate all or portions of some of our member contracts, (iv) require us to change or terminate some portions of our business, (v) require us to refund portions of our services fees, (vi) cause us to be disqualified from serving members doing business with government payors, and (vii) have a material adverse effect on our business, financial condition and results of operations.
ERISA Regulatory Compliance
As a threshold matter, the obligation for compliance with the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), the Internal Revenue Code (the “Code”), the ACA, the Heath Insurance Portability and Accountability Act (together with its amendments related to the Health Information Technology for Economic and Clinical Health Act, “HIPAA”), the Mental Health Parity and Addiction Equity Act, the Newborns’ and Mothers’ Health Protection Act, the Women’s Health and Cancer Rights Act, the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), the Genetic Information Nondiscrimination Act of 2008, and other laws governing self-funded group health plans (collectively “Employee Benefit Laws”) generally rests with our clients as plan sponsors to whom we provide third party administrative (“TPA”) services). That is, employers/clients that sponsor group health plans generally bear the obligation of complying with Employee Benefit Laws, rather than entities, like us, that provide TPA services related to the group health plans.  In certain cases, however, TPAs to ERISA plans can become “co-fiduciaries” with their clients and, therefore, can be liable for ERISA compliance in a limited capacity.  We could become a co-fiduciary either by (1) entering a contractual obligation to be an ERISA fiduciary or (2) by acting as an ERISA fiduciary based on functions performed.  Under ERISA, fiduciary status flows from actions, and TPAs who exercise certain functions, including any discretionary authority or discretionary responsibility over plan administration or exercise any authority or control respecting management or disposition of plan assets are generally “functional fiduciaries” with respect to (and limited to) the functions performed by the TPA that trigger fiduciary status.

We undertake no express liability under ERISA for our clients’ ERISA-governed plans in our template contracts. However, deviations from this standard language contained in final contracts could subject us to liability for breaches of fiduciary duty under ERISA (and related claims, such as ERISA prohibited transactions).
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
Our self-funded health benefit plan, the Premier, Inc. Health & Welfare Plan, and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” Most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members and accordingly, we are a “business associate” of those members and are required to protect such health information under HIPAA. With the enactment of the HITECH Act of 2009 and subsequent promulgation of the HIPAA Omnibus Rule in March 2013, the privacy and security requirements of HIPAA were modified and expanded, and, by way of example, further restrict the disclosure of protected health information by business associates and covered entities for marketing purposes or as part of a sale of the information to a third party, and require notification of affected individuals in the event of a breach. The Breach Notification Rule, included within the HIPAA Omnibus Rule, creates a rebuttable presumption that any acquisition, access, use or disclosure of protected health information not permitted under the Privacy Rule requires notice to affected patients/beneficiaries and HHS.
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

In addition to our obligations under HIPAA, there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving personal health information, which is not uniformly defined amongst the breach notification laws. Organizations must review each state’s definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general in many states, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well. The federal government also regulates the confidentiality of substance use disorder treatment records. These regulations, promulgated under 42 C.F.R. Part 2, apply to federally supported substance use disorder treatment programs and lawful holders of substance use disorder treatment records as a result of an individual consenting to their disclosure to such record holders. We may be considered a lawful holder of treatment records protected 42 C.F.R. Part 2 and therefore have responsibilities to protect such treatment records in ways that go beyond the HIPAA requirements. For example, we may be restricted from disclosing substance use disorder treatment records in response to requests from law enforcement agencies without first receiving a court order, or we may be prohibited from disclosing such records to third parties to whom we could typically disclose protected health information under HIPAA. We may be required to develop additional policies and procedures to address the requirements of 42 C.F.R. Part 2 and more stringent state laws, and we cannot guarantee that we have all such policies and procedures in place.
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
On May 1, 2020, the Office of the National Coordinator (“ONC”) for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act (“ONC Rules”) to impose new conditions to obtaining and maintaining certification of certified health information technology and prohibit certain actors - developers of certified health information technology, health information networks, health information exchanges and health care providers - from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. The information subject to the information blocking restrictions is limited to electronic individually identifiable health information to the extent that it would be included in a designated record set. Until October 6, 2022, the information subject to the information blocking restrictions is further limited to the data elements represented in the United States Core Data for Interoperability standard.
Under the ONC Rules, we are considered a “health IT developer” because of the government certifications we hold in our TheraDoc and eCQM solutions. As such, we have evaluated and assessed the applicability of the ONC Rules to our TheraDoc and eCQM solutions, and we have determined that the ONC Rules currently do not apply to the data we hold on TheraDoc and eCQM solutions because the data is not part of any designated record set. Further, our customers contractually agree that the data that we maintain and process on behalf of our customers does not qualify as a designated record set. We will continue to assess our products and services to discern whether or not they fall under the purview of the ONC Rules. On April 24, 2020, the HHS Office of Inspector General published a proposed rule to incorporate its new civil monetary penalty authority for activities that constitute information blocking. When finalized, the HHS Office of Inspector General may impose information blocking penalties against developers of certified health information technology, health information networks or health information exchanges of up to $1 million per violation. The HHS Office of Inspector General proposed that its civil monetary penalty authority for information blocking will begin 60 days after it issues a final rule and has indicated that it intends to issue a final rule in September 2022. Any application of ONC Rules or similar regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for our solutions, and making it uneconomical to offer some products.
If we become subject to regulation by the Food and Drug Administration because the functionality in one or more of our software applications causes the software to be regulated as a medical device, our financial results may be adversely impacted due to increased operating costs or delayed commercialization of regulated software products.
The Food and Drug Administration (“FDA”) has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA laws or regulations including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:
•register our company and list our FDA-regulated products with the FDA;
•obtain pre-market clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products;
•obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;
•submit to inspections by the FDA; and
•comply with various FDA regulations, including the agency’s quality system regulation, compliant handling and medical device reporting regulations, requirements for medical device modifications, increased rigor of the secure development life cycle in the development of medical devices and the interoperability of medical devices and electronic health records, requirements for clinical investigations, corrections and removal reporting regulations, and post-market surveillance regulations.

The FDA can impose extensive requirements governing pre- and post-market activities, such as clinical investigations involving the use of a regulated product, as well as conditions relating to clearance or approval, labeling and manufacturing of a regulated product. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. Any application of FDA regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for regulated software products, subjecting us to additional government oversight and regulatory inspections and making it uneconomical to offer some software products.
Legal and Tax-Related Risks
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
Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law, and derivative or other similar litigation that can be expensive, divert human and financial capital to less productive uses, and result in potential reputational damage. The August 2020 Restructuring resulted in (i) the announcement of several investigations by private law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties; and (iii) the filing of a shareholder derivative complaint on March 4, 2022, captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL. The complaint, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and current and certain former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named officers and directors breached their fiduciary duties and committed corporate waste by approving agreements between Premier and certain of the former LPs that provided for accelerated payments as consideration for the early termination of the tax receivable agreement (“TRA”) with such LPs. (See “Item 3. Legal Proceedings”). In the event that the City of Warren General Employees’ Retirement System case, or any of the other matters referenced above that results in formal litigation, ultimately result in an adverse judgment, we may experience an adverse impact on our financial condition, results of operations or stock price.
From time to time, we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or to limit the plaintiff’s choice of products to buy. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.

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
Continued economic and political conditions in the United States could result in changes in U.S. tax laws beyond those enacted in connection with the TCJA on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) on March 27, 2020. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our TRA, deferred tax assets, results of operations, cash flows and profitability.
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

Risks Related to Our Corporate Structure
Payments required under the Unit Exchange and Tax Receivable Acceleration Agreements will reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the expected tax benefits that correspond to our fixed payment obligations associated with the acceleration of our TRA.
We entered into Unit Exchange and Tax Receivable Acceleration Agreements, effective as of July 1, 2020 (the “Unit Exchange Agreements”), with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the TRA upon payment to the member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we are obligated to pay our member-owners approximately $472.6 million in aggregate. Of that amount, an aggregate of $299.0 million remains payable in equal quarterly installments through the quarter ending June 30, 2025. Due to the payments required under the Unit Exchange Agreements, our overall cash flow and discretionary funds will be reduced, which may limit our ability to execute our business strategies or deploy capital for preferred use. In addition, if we do not have available capital on hand or access to adequate funds to make these required payments, our financial condition would be materially adversely impacted.
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
Since September 2020, we have paid quarterly cash dividends on our Class A common stock. The continued payment of dividends and the rate of any such dividends will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated capital requirements and cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. If we cease paying dividends, we could experience a material adverse impact on our stock price and your investment may materially decline, and as a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2022, we occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date. We also lease or sublease nine smaller facilities across five states. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs. In connection with COVID-19 and related temporary closures, we continue to evaluate our real estate needs.
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
On March 4, 2022, a shareholder derivative complaint captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and current and certain former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named officers and directors breached their fiduciary duties and committed corporate waste by approving agreements between Premier and certain of the former LPs that provided for accelerated payments as consideration for the early termination of the TRA with such LPs. The complaint asserts that the aggregate early termination payment amounts of $473.5 million exceeded the alleged value of the tax assets underlying the TRA by approximately $225.0 million.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.”
Based on the records of our Class A common stock transfer agent, as of August 11, 2022, there were 118,066,513 shares of our Class A common stock issued and outstanding, held by 82 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock.
Dividend Policy
During fiscal year 2022, our Board of Directors declared regular quarterly cash dividends of $0.20 per share on our outstanding shares of Class A common stock, which were paid on September 15, 2021, December 15, 2021, March 15, 2022 and June 15, 2022.
On August 4, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2022 to stockholders of record on September 1, 2022.
The actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant. We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15 and September 15, respectively.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2022 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Purchase of Equity Securities
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. As of June 30, 2022, we had completed our stock repurchase program and repurchased 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total purchase price of $250.0 million. No shares of Class A common stock were repurchased during the three months ended June 30, 2022.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2017, in each of:
•our Class A common stock;
•the NASDAQ Composite stock index (“NASDAQ Composite Index”);
•a customized peer group of companies previously used by us (the “Prior Peer Group”); and
•a customized peer group of 12 companies selected by us that we believe is better aligned with our company (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our compensation committee of the Board of Directors (“compensation committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and, in consultation with its independent consultant, selected the companies in our fiscal year 2022 Peer Group in April 2022. Our compensation committee determined it appropriate to reconfigure our peer group to a more representative group of appropriately sized companies that reflect our diverse and growing business model. As the companies in our Peer Group change, our compensation committee will continue to review and reconfigure our Peer Group as it deems necessary in consultation with its independent consultant.
The Peer Group graph line consists of the following 12 companies: Allscripts Healthcare Solutions Inc., AMN Healthcare Services, Inc., ASGN Inc., Change Healthcare Inc., Evolent Health, Inc., FTI Consulting Inc., Huron Consulting Group Inc., Mednax Inc., Omnicell Inc., Owens & Minor Inc., Patterson Companies, Inc. and R1 RCM Inc. Compared to our the Prior Peer Group, our current Peer Group includes: Change Healthcare Inc., Evolent Health, Inc., and R1 RCM Inc. which our compensation committee believed were similar in size and business operations to us and excludes Cerner Corp., Hill-Rom Holdings Inc., HMS Holdings Corp., Magellan Health, Inc., and NextGen Healthcare, Inc. HMS Holdings Corp. was included in the initial Prior Peer Group but was excluded from the graph below because it was acquired during our fiscal year 2021.
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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Premier, Inc., the NASDAQ Composite Index and Peer Group

$300
$200
$100
2017
2018
2019
2020
2021
2022
Premier, Inc.
NASDAQ Composite
Prior Peer Group
Peer Group

Value of Investment as of June 30(a):
Company/Index Name	2017	2018	2019	2020	2021	2022
Premier, Inc. Class A Common Stock	$100.00	$101.06	$108.64	$95.22	$98.84	$103.58
NASDAQ Composite Index	$100.00	$123.60	$133.22	$169.11	$245.60	$188.07
Prior Peer Group	$100.00	$95.12	$90.20	$83.90	$147.06	$140.73
Peer Group	$100.00	$95.63	$88.55	$82.78	$152.77	$149.44

_________________________________
(a)Assumes $100 invested on June 30, 2017, including reinvestment of dividends for periods from 2017-2022. We began paying cash dividends in September 2020.
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
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program and digital invoicing and payment processes for healthcare product suppliers and service providers and continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2022	2021
Net revenue	$1,432,901	$1,721,152
Net income	268,318	304,584
Non-GAAP Adjusted EBITDA	498,682	473,230
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies while focusing on optimization of information resources and cost containment, provide actionable intelligence derived from anonymized data in our data warehouse provided by our members, mitigate the risk of innovation, and disseminate best practices that will help our member organizations and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services.

Segment net revenue was as follows (in thousands):

	Year Ended June 30,				% of Net Revenue
Net revenue:	2022	2021	Change ($)	Change (%)	2022	2021
Supply Chain Services	$1,031,946	$1,343,634	$(311,688)	(23)%	72%	78%
Performance Services	400,983	377,518	23,465	6%	28%	22%
Segment net revenue	$1,432,929	$1,721,152	$(288,223)	(17)%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization programs (“GPO”) in the United States, serving acute, non-acute and non-healthcare sites and providing supply chain co-management, purchased services and direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of goods and services purchased by our members and other customers, service fees from supply chain co-management, subscription fees from purchased services and through product sales in connection with our direct sourcing activities.
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payor markets; Contigo Health®, our direct-to-employer business which provides third party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program; and RemitraTM, our digital invoicing and payables business which provides financial support services to healthcare product suppliers and service providers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services” above.
Acquisitions and Divestitures
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, we acquired, through our indirect, wholly owned subsidiary, Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under our Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying audited consolidated financial statements). IDS has been integrated within Premier under the brand name Remitra and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying audited consolidated financial statements for further information.
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

COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
In addition to the trends in the U.S. healthcare market discussed above, we face known and unknown uncertainties arising from the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and financial and operational uncertainty, including its impact on the overall economy, our sales, operations and supply chains, our members and other customers, workforce and suppliers, and countries. As a result of the COVID-19 pandemic, variants thereof, and potential future pandemic outbreaks, we face significant risks including, but not limited to:
•Overall economic and capital markets decline. The impact of the COVID-19 pandemic and variants thereof and associated supply chain disruptions could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for many products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 and variants thereof has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, as well as that of our Class A common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for our products and services as a result of the COVID-19 pandemic. There was a material increase in demand and pricing for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. In the second half of fiscal 2022, demand and pricing for PPE, drugs and other supplies decreased resulting in a decline in revenue relative to the previous two years. Patients, hospitals and other medical facilities continued to defer some elective procedures and routine medical visits due to ongoing and continuing uncertainty from COVID-19 outbreaks or variants or as a result of restrictive government orders or advisories. While demand for many supplies and services not related to COVID-19 may continue to decline into fiscal 2023, rolling shortages of products and drugs needed for routine procedures, such as, contrast media and syringes, could have an impact on demand for hospital services and the financial conditions of providers, particularly those forced to procure such products through resellers.
•Increased labor costs. Labor shortages and the resulting increases to the cost of labor are a continued challenge to the health care providers we serve. Limited availability of staff resources and rolling staff shortages may continue to impair the ability of existing staff to manage product and service procurement. While our non-acute and non-healthcare business such as education and hospitality customers, experienced a rebound in fiscal year 2022, the recovery in the business may be hampered by future COVID-19 variants or outbreaks, which are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. While some of our hospital customers have increased access to their facilities for non-patients, including our field teams, consultants and other professionals, there are many that still are not allowing onsite access outside of their staff. Hospital imposed travel restrictions are also impacting some customers’ ability to participate in face-to-face events with us, such as committee meetings and conferences, which limits our ability to build on customer relationships. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to effectively deliver existing or sell new products and services to our members and could negatively affect our performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs, raw material availability and material logistical delays due to port congestion. Borders closings, lock-down orders and other restrictions in response to COVID-19, particularly regarding China, have impacted and continue to impact our access to products for our members. Staffing or personnel shortages due to shelter-in-place orders and quarantines, or other public health measures, have impacted and, in the future, may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Managing the evolving regulatory environment. In response to COVID-19 pandemic and variants thereof, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our members, customers and suppliers.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors”.
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
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. We perform our annual goodwill impairment testing on the first day of the last fiscal quarter of our fiscal year unless impairment indicators are present, which could require an interim impairment test.

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
Our most recent annual impairment testing as of April 1, 2022 consisted of a quantitative assessment and did not result in any goodwill impairment charges.
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
Generally, we pay a revenue share to members equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with us using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.
Products Revenue
Direct sourcing generates revenue primarily through products sold to our members, other customers or distributors. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Software Licenses, Other Services and Support Revenue
We generate software licenses, other services and support revenue through Performance Services and Supply Chain Services.
Within Performance Services, which provides technology with wrap-around service offerings, revenue is generated through our three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI consists of SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, professional fees for consulting services and other miscellaneous revenue including performance improvement collaboratives, insurance management service fees and commissions from insurance carriers for sponsored insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees and fees from the centers of excellence program. Remitra’s main source of revenue is fees from healthcare product suppliers and service providers.
PINC AI
SaaS-based Products Subscriptions. SaaS-based clinical analytics subscriptions include the right to access our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses. Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the license, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Consulting Services. Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, we may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, our entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to our customers.
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
Other Miscellaneous Revenue. Revenue from performance improvement collaboratives that support our offerings in cost management, quality and safety, and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
Insurance management service fees are recognized in the period in which such services are provided. Commissions from insurance carriers for sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Contigo Health
Contigo Health revenue consists of third party administrator fees and fees from the centers of excellence program. Third party administrator fees consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided. Fees from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers. Centers of excellence fees are invoiced to customers a month in arrears and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Remitra
Revenue for Remitra primarily consists of fees from healthcare product suppliers and service providers. Fees for services are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Within Supply Chain Services, revenue is generated through supply chain co-management and SaaS-based purchased services activities.
Supply Chain Co-Management. Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services. Purchased services generate revenue through subscription fees for SaaS-based products. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation.
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
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of services and software licenses revenue, which includes net administrative fees revenue and software licenses, other services and support revenue, and products revenue.
Supply Chain Services
Supply Chain Services revenue is comprised of:
•net administrative fees revenue which consists of GPO net administrative fees (gross administrative fees received from suppliers, reduced by the amount of revenue share paid to members);
•software licenses, other services and support revenue which consist of supply chain co-management and purchased services revenue; and
•products revenue which consists of direct sourcing sales.
The success of our Supply Chain Services revenue streams are influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members and other customers that purchase products through our direct sourcing activities and the impact of competitive pricing. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 7 -

Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Performance Services
Performance Services revenue is comprised of the following software licenses, other services and support revenue:
•health care information technology license and SaaS-based clinical, margin improvement and value-based care products subscriptions, license fees, professional fees for consulting services, performance improvement collaborative and other service subscriptions and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform;
•third-party administrator fees and fees from the centers of excellence program for Contigo Health; and
•fees from healthcare product suppliers and service providers for Remitra.
Our Performance Services growth will depend upon the expansion of our PINC AI technology and services platform to new and existing members and other customers, expansion of our Contigo Health and Remitra businesses to new and existing members, renewal of existing subscriptions to our SaaS and licensed software products, our ability to sell enterprise analytics licenses to new and existing customers at rates sufficient to offset the loss of recurring SaaS-based revenue due to the conversion to an enterprise analytics license and expansion into new markets.
Cost of Revenue
Cost of revenue consists of cost of services and software licenses revenue and cost of products revenue.
Cost of services and software licenses revenue includes expenses related to employees, consisting of compensation and benefits, and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract including costs related to implementing SaaS informatics tools. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software applications.
Cost of products revenue consists of purchase and shipment costs for direct sourced medical and commodity products and is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
Other Income (Expense), Net
Other income (expense), net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”), Exela Holdings, Inc. (“Exela”), and Prestige Ameritech Ltd. (“Prestige”) (see Note 5 - Investments). Other income (expense), net, also includes the fiscal 2021 change in fair value of our FFF Put and Call Rights and the fiscal year 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 6 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense (Benefit)
See Note 16 - Income Taxes for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At June 30, 2022, we recognized net income attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively, by member health systems or their affiliates. PRAM, DePre and ExPre are investments we made as part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of June 30, 2022, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
In addition to our non-controlling interest for non-Premier ownership in PRAM and DePre, for the year ended June 30, 2021, we recognized net income attributable to the limited partners of Premier LP through the date of the August 2020 Restructuring.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share and Free Cash Flow, which are all Non-GAAP financial measures.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition-related expenses and non-recurring, non-cash or non-operating items and including equity in net income of unconsolidated affiliates. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic initiative and financial restructuring-related expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses, and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (v) assuming, for periods prior to our August 2020 Restructuring, the exchange of all the Class B common units for shares of Class A common stock, which resulted in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 13 - Earnings Per Share).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners for periods prior to our August 2020 Restructuring, early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 Restructuring and purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest that primarily resulted from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payment of tax distributions to limited partners prior to our August 2020 Restructuring, payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition- and disposition-related expenses, strategic initiative and financial restructuring-related expenses, gain or loss on FFF Put and Call Rights, income and expense that has been classified as discontinued operations and other reconciling items. More information about certain of the more significant items follows below.
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. Prior to the August 2020 Restructuring, Adjusted Net Income was calculated as if we were one consolidated group for tax purposes. The tax rate used to compute the Adjusted Net Income was 26% and 22% for the years ended June 30, 2022 and 2021, respectively. The 22% tax rate in fiscal year 2021 was primarily due to the benefit from the valuation allowance release as a result of the August 2020 Restructuring. In fiscal year 2022, the tax rate increased to 26% as a result of an increase in non-GAAP adjusted income before income taxes and a lesser benefit from the valuation allowance release as a result of the Subsidiary Reorganization as compared to fiscal 2021.
As a result of the Subsidiary Reorganization, one of our consolidated subsidiaries is expected to have sufficient income to utilize its net operating loss and research and development credit carryforwards. During the first quarter of fiscal 2022, we assessed the future realization of our deferred tax assets as a result of our plan to complete the Subsidiary Reorganization by the end of the second quarter of fiscal year 2022. On December 1, 2021, we completed the Subsidiary Reorganization. We reassessed the valuation allowance release as of June 30, 2022. In fiscal year 2022, we released $32.3 million of deferred tax valuation allowance primarily related to finite-lived net operating losses and research and development credit carryforwards. As a result of the Subsidiary Reorganization, we have offset ordinary income of $3.1 million during fiscal year 2022. The remaining $29.2 million of valuation allowance related to finite-lived net operating losses and research and development credit carryforwards is expected to be released and utilized in future periods.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.6 million and $0.5 million for the years ended June 30, 2022 and 2021, respectively (see Note 14 - Stock-Based Compensation to the accompanying consolidated financial statements).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Strategic initiative and financial restructuring-related expenses
Strategic initiative and financial restructuring-related expenses include legal, accounting and other expenses related to strategic initiative and financial restructuring-related activities.
Gain or loss on FFF Put and Call Rights
See Note 6 - Fair Value Measurements to the accompanying consolidated financial statements.
Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items includes, but is not limited to, gains and losses on disposals of long-lived assets and imputed interest on notes payable to former limited partners.

Results of Operations for the Years Ended June 30, 2022 and 2021
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$601,128	42%	$572,700	34%
Software licenses, other services and support	438,267	31%	404,330	23%
Services and software licenses	1,039,395	73%	977,030	57%
Products	393,506	27%	744,122	43%
Net revenue	1,432,901	100%	1,721,152	100%
Cost of revenue:
Services and software licenses	183,984	13%	170,773	10%
Products	363,878	25%	713,045	41%
Cost of revenue	547,862	38%	883,818	51%
Gross profit	885,039	62%	837,334	49%
Operating expenses	624,966	44%	580,417	34%
Operating income	260,073	18%	256,917	15%
Other income (expense), net	66,827	5%	(6,276)	—%
Income before income taxes	326,900	23%	250,641	15%
Income tax expense (benefit)	58,582	4%	(53,943)	(3)%
Net income	268,318	19%	304,584	18%
Net income attributable to non-controlling interest	(2,451)	—%	(17,062)	(1)%
Adjustment of redeemable limited partners' capital to redemption amount	—	nm	(26,685)	(2)%
Net income attributable to stockholders	$265,867	19%	$260,837	15%

Earnings per share attributable to stockholders:
Basic	$2.21		$2.24
Diluted	$2.19		$2.22
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data).

	Year Ended June 30,
	2022		2021
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$498,682	35%	$473,230	27%
Non-GAAP Adjusted Net Income	302,738	21%	305,974	18%
Non-GAAP Adjusted Earnings Per Share	2.49	nm	2.48	nm

The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands).

	Year Ended June 30,
	2022	2021
Net income	$268,318	$304,584
Interest expense, net	11,142	11,964
Income tax expense (benefit)	58,582	(53,943)
Depreciation and amortization	85,171	76,309
Amortization of purchased intangible assets	43,936	44,753
EBITDA	467,149	383,667
Stock-based compensation	46,809	35,915
Acquisition- and disposition-related expenses	11,453	18,095
Strategic initiative and financial restructuring-related expenses	18,005	6,990
(Gain) loss on FFF Put and Call Rights	(64,110)	27,352
Impairment of assets	18,829	—
Other reconciling items, net (a)	547	1,211
Adjusted EBITDA	$498,682	$473,230

Income before income taxes	$326,900	$250,641
Equity in net income of unconsolidated affiliates	(23,505)	(21,073)
Interest expense, net	11,142	11,964
(Gain) loss on FFF Put and Call Rights	(64,110)	27,352
Other expense (income), net	9,646	(11,967)
Operating income	260,073	256,917
Depreciation and amortization	85,171	76,309
Amortization of purchased intangible assets	43,936	44,753
Stock-based compensation	46,809	35,915
Acquisition- and disposition-related expenses	11,453	18,095
Strategic initiative and financial restructuring-related expenses	18,005	6,990
Equity in net income of unconsolidated affiliates	23,505	21,073
Deferred compensation plan (expense) income	(9,401)	12,745
Impairment of assets	18,829	—
Other reconciling items, net	302	433
Adjusted EBITDA	$498,682	$473,230

Segment Adjusted EBITDA:
Supply Chain Services	$500,854	$467,868
Performance Services	126,938	132,225
Corporate	(129,110)	(126,863)
Adjusted EBITDA	$498,682	$473,230
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets.

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the years presented (in thousands).

	Year Ended June 30,
	2022	2021
Net income attributable to stockholders	$265,867	$260,837
Adjustment of redeemable limited partners' capital to redemption amount	—	26,685
Net income attributable to non-controlling interest	2,451	17,062
Income tax expense (benefit)	58,582	(53,943)
Amortization of purchased intangible assets	43,936	44,753
Stock-based compensation	46,809	35,915
Acquisition- and disposition-related expenses	11,453	18,095
Strategic initiative and financial restructuring-related expenses	18,005	6,990
(Gain) loss on FFF Put and Call Rights	(64,110)	27,352
Impairment of assets	18,829	—
Other reconciling items, net (a)	7,284	8,529
Non-GAAP adjusted income before income taxes	409,106	392,275
Income tax expense on adjusted income before income taxes (b)	106,368	86,301
Non-GAAP Adjusted Net Income	$302,738	$305,974

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted average:
Basic weighted average shares outstanding	120,220	116,527
Dilutive securities	1,448	1,005
Weighted average shares outstanding - diluted	121,668	117,532
Class B shares outstanding (c)	—	5,638
Non-GAAP weighted average shares outstanding - diluted	121,668	123,170
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% and 22% of non-GAAP adjusted net income before income taxes for the years ended June 30, 2022 and 2021, respectively.
(c)For the year ended June 30, 2021, the effect of 5.6 million Class B common shares were excluded from the GAAP diluted weighted average shares outstanding as they had an anti-dilutive effect. On a non-GAAP basis, the effect of 5.6 million Class B common shares were included in the non-GAAP diluted weighted average shares outstanding for the year ended June 30, 2021.

The following table provides the reconciliation of basic earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented.

	Year Ended June 30,
	2022	2021
Basic earnings per share attributable to stockholders	$2.21	$2.24
Adjustment of redeemable limited partners' capital to redemption amount	—	0.23
Net income attributable to non-controlling interest	0.02	0.15
Income tax expense (benefit)	0.49	(0.46)
Amortization of purchased intangible assets	0.37	0.38
Stock-based compensation	0.39	0.31
Acquisition- and disposition-related expenses	0.10	0.16
Strategic initiative and financial restructuring-related expenses	0.15	0.06
(Gain) loss on FFF Put and Call Rights	(0.53)	0.23
Impairment of assets	0.16	—
Other reconciling items, net (a)	0.06	0.07
Impact of corporation taxes (b)	(0.88)	(0.74)
Impact of dilutive shares (c)	(0.05)	(0.15)
Non-GAAP Adjusted Earnings Per Share	$2.49	$2.48
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% and 22% of non-GAAP adjusted net income before income taxes for the years ended June 30, 2022 and 2021, respectively. The change in the estimated effective income tax is as a result of the Subsidiary Reorganization.
(c)Reflects impact of dilutive shares on a non-GAAP basis, primarily attributable to the assumed conversion of all Class B common units for the year ended June 30, 2021 for Class A common stock.
Consolidated Results - Comparison of the Years Ended June 30, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $288.3 million, or 17%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to a decrease of $350.6 million in products revenue. This decrease was partially offset by increases of $34.0 million in software licenses, other services and support revenue and $28.4 million in net administrative fees revenue.
Cost of Revenue
Cost of revenue decreased by $335.9 million, or 38%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to a decrease of $349.1 million in cost of products revenue partially offset by an increase of $13.2 million in cost of services and software licenses revenue.
Operating Expenses
Operating expenses increased by $44.6 million, or 8%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 due to increases of $44.6 million in selling, general and administrative expenses and $0.9 million in research and development expenses partially offset by an decrease of $0.9 million in amortization of intangible assets.
Other Income (Expense), Net
Other income (expense), net increased by $73.1 million during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to the current year gain on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability on July 29, 2021 compared to the loss on the FFF put and call rights in the prior period (see Note 6 - Fair Value Measurements to the accompanying consolidated financial statements for further information). The increase was partially offset by a deferred compensation plan expense.

Income Tax Expense (Benefit)
We recorded an income tax expense of $58.6 million for the year ended June 30, 2022 compared to an income tax benefit of $53.9 million for the year ended June 30, 2021. The income tax expense and benefit resulted in effective tax rates of 18% and (22)% for the years ended June 30, 2022 and 2021, respectively. The change in the effective tax rate is primarily attributable to the prior year’s one-time deferred tax benefit associated with the remeasurement of the deferred tax asset and valuation allowance release as a result of the August 2020 Restructuring (see Note 16 - Income Taxes to the accompanying consolidated financial statements for further information).
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $14.6 million during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to the August 2020 Restructuring, whereby net income attributable to non-controlling interest in Premier LP was not recorded after August 11, 2020.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $25.5 million, or 5%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 driven by an increase of $33.0 million in Supply Chain Services partially offset by decreases of $5.3 million and $2.2 million in Performance Services and Corporate Adjusted EBITDA, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2022	2021	Change
Net revenue:
Net administrative fees	$601,128	$572,700	$28,428	5%
Software licenses, other services and support	37,312	26,812	10,500	39%
Services and software licenses	638,440	599,512	38,928	6%
Products	393,506	744,122	(350,616)	(47)%
Net revenue	1,031,946	1,343,634	(311,688)	(23)%
Cost of revenue:
Services and software licenses	14,869	4,238	10,631	251%
Products	363,878	713,045	(349,167)	(49)%
Cost of revenue	378,747	717,283	(338,536)	(47)%
Gross profit	653,199	626,351	26,848	4%
Operating expenses:
Selling, general and administrative	212,436	195,094	17,342	9%
Research and development	397	164	233	142%
Amortization of intangibles	32,428	32,342	86	—%
Operating expenses	245,261	227,600	17,661	8%
Operating income	407,938	398,751	9,187	2%
Depreciation and amortization	22,996	4,731
Amortization of purchased intangible assets	32,428	32,342
Acquisition- and disposition-related expenses	1,915	10,938
Equity in net income of unconsolidated affiliates	22,869	20,854
Impairment of assets	12,695	—
Other reconciling items, net	13	252
Segment Adjusted EBITDA	$500,854	$467,868	$32,986	7%
Net Revenue
Supply Chain Services segment revenue decreased by $311.7 million, or 23%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 driven by a decrease of $350.6 million in products revenue, which was partially offset by increases of $28.4 million and $10.5 million in net administrative fees and software licenses, other services and support revenue, respectively.
Net Administrative Fees Revenue
Net administrative fees revenue increased $28.4 million, or 5%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, driven by an increase in the demand for supplies and services, increased utilization of our contracts by our existing members, the addition of new categories and suppliers and the addition of new members to our contract portfolio. These increases in net administrative fees revenue were partially offset by an increase in revenue share paid to members and the departure of members from our contract portfolio.
Products Revenue
Products revenue decreased by $350.6 million, or 47%, during the year ended June 30, 2022 compared to the year ended June 30, 2021. The decrease was primarily driven by lower demand for and pricing of PPE and other high demand supplies as a result of the state of the COVID-19 pandemic, which was partially offset by growth in commodity products under our

PREMIERPRO® brand. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period products revenue.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $10.5 million, or 39%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to an increase in supply chain co-management fees and SaaS-based purchased services revenue.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $338.5 million, or 47%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily attributable to the decrease in products revenue of $349.2 million due to the prior year increase in demand as well as fluctuations in product costs partially offset by escalating transportation costs due to continued global supply chain issues. In addition, cost of services and software licenses revenue increased by $10.6 million primarily due to an increase in depreciation and amortization expense as well as the aforementioned increase in software licenses, other services and support revenue. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period cost of products revenue.
Operating Expenses
Operating expenses increased by $17.7 million, or 8%, during the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase was primarily due to an increase in selling, general and administrative expenses of $17.3 million driven by increases in depreciation and amortization expenses and personnel costs as well as the impairment of property and equipment (see Note 8 - Supplemental Balance Sheet Information) partially offset by a decrease in acquisition- and disposition-related expenses.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment increased by $33.0 million, or 7%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to the aforementioned increase in net administrative fees revenue and favorable product mix in our direct sourcing business.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2022	2021	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$193,586	$198,512	$(4,926)	(2)%
Consulting services	64,087	58,851	5,236	9%
Software licenses	65,621	56,157	9,464	17%
Other	77,689	63,998	13,691	21%
Net revenue	400,983	377,518	23,465	6%
Cost of revenue:
Services and software licenses	169,116	166,535	2,581	2%
Cost of revenue	169,116	166,535	2,581	2%
Gross profit	231,867	210,983	20,884	10%
Operating expenses:
Selling, general and administrative	170,677	146,005	24,672	17%
Research and development	3,754	3,174	580	18%
Amortization of intangibles	11,508	12,411	(903)	(7)%
Operating expenses	185,939	161,590	24,349	15%
Operating income	45,928	49,393	(3,465)	(7)%
Depreciation and amortization	53,166	62,980
Amortization of purchased intangible assets	11,508	12,411
Acquisition- and disposition-related expenses	9,538	7,157
Equity in net income of unconsolidated affiliates	636	219
Impairment of assets	6,134	—
Other reconciling items, net	28	65
Segment Adjusted EBITDA	$126,938	$132,225	$(5,287)	(4)%
Net Revenue
Net revenue in our Performance Services segment increased by $23.5 million, or 6%, during the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase was primarily driven by growth of $9.5 million and $5.2 million in software licenses and consulting services revenue, respectively, under our PINC AI platform as well as growth of $13.7 million in other net revenue which includes the growth in Contigo Health and incremental revenue and growth from our Remitra business. These increases in net revenue were partially offset by a decrease in SaaS-based products subscriptions revenue due to the conversion of SaaS-based products to licensed-based products.
Cost of Revenue
Cost of services and software licenses revenue in our Performance Services segment increased by $2.6 million, or 2%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to an increase in personnel costs related to growth in our Contigo Health business and incremental expenses associated with our Remitra business.
Operating Expenses
Performance Services segment operating expenses increased by $24.3 million, or 15%, during the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase was primarily due to an increase in selling, general and administrative expenses of $24.7 million driven by increases in personnel costs and professional fees associated with a decrease in capitalized labor costs and intangible asset impairment (see Note 9 - Goodwill and Intangible Assets) as well as increase in acquisition- and disposition-related expenses. These increases were partially offset by a decrease in depreciation and amortization expense.

Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment decreased by $5.3 million, or 4%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, primarily due to the aforementioned increases in cost of revenue and operating expenses partially offset by the aforementioned increase in net revenue.
Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
	2022	2021	Change
Operating expenses:
Selling, general and administrative	$193,794	$191,227	$2,567	1%
Operating expenses	193,794	191,227	2,567	1%
Operating loss	(193,794)	(191,227)	(2,567)	1%
Depreciation and amortization	9,009	8,598
Stock-based compensation	46,809	35,915
Strategic initiative and financial restructuring-related expenses	18,005	6,990
Deferred compensation plan (expense) income	(9,401)	12,745
Other reconciling items, net	262	116
Adjusted EBITDA	$(129,110)	$(126,863)	$(2,247)	2%
Operating Expenses
Corporate operating expenses increased by $2.6 million, or 1%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to increases in stock-based compensation expense as a result of higher achievement of performance share awards, professional fees related to strategic initiative and financial restructuring-related activities and employee-related expenses, including employee travel and meeting expenses as travel and meeting limitations due to the COVID-19 pandemic began to subside. These increases were partially offset by deferred compensation plan expense in the current year compared to deferred compensation income in the prior year due to market changes.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.2 million, or 2%, during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to an increase in employee-related expenses, including employee travel and meeting expenses.

Results of Operations for the Years Ended June 30, 2021 and 2020
A discussion of changes in our results of operations from fiscal year 2020 to fiscal year 2021 has been omitted from this Annual Report but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 17, 2021, which is available free of charge on the SECs website at www.sec.gov and our website at http://investors.premierinc.com.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information) as a source of liquidity. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of June 30, 2022 and 2021, we had cash and cash equivalents of $86.1 million and $129.1 million, respectively. As of June 30, 2022 and 2021, there was $150.0 million and $75.0 million, respectively, of outstanding borrowings under our Credit Facility. During the year ended June 30, 2022, we borrowed $325.0 million and repaid $250.0 million of borrowings under the Credit Facility, which were used to partially fund the $250.0 million share repurchase program and other general corporate purposes.
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
On August 4, 2022, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2022 to stockholders of record on September 1, 2022.
Discussion of Cash Flows for the Years Ended June 30, 2022 and 2021
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$444,234	$407,402
Investing activities	(139,440)	(174,568)
Financing activities	(347,789)	(202,997)
Effect of exchange rate changes on cash flows	(3)	—
Net (decrease) increase in cash and cash equivalents	$(42,998)	$29,837
Net cash provided by operating activities increased by $36.8 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase in cash provided by operating activities was primarily due to the net increase in cash from our direct sourcing business of $132.3 million driven by a higher cash inflows from the collection of accounts receivable and reduction in inventory purchases from fiscal year 2021. The increase in cash was partially offset by an increase of $75.8 million in payments of operating expenses and $20.0 million in miscellaneous payments including taxes and interest.

Net cash used in investing activities decreased by $35.1 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The decrease in cash used in investing activities was primarily due to higher cash outlay in the prior year for the fiscal 2021 acquisition of IDS compared to cash paid in the current year for investments in Exela and Qventus, Inc. The decrease was partially offset by a net increase in purchases of property and equipment and other investing activities.
Net cash used in financing activities increased by $144.8 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase in net cash used in financing activities was primarily driven by $250.0 million for repurchases of Class A common stock under the fiscal 2022 stock repurchase program and an increase of $48.5 million in payments made on notes payable driven by an increase in early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with the August 2020 Restructuring as quarterly payments commenced during the quarter ended March 31, 2021. The increase in net cash used in financing activities was partially offset by an increase of $75.0 million in net proceeds under our Credit Facility, an increase of $28.4 million in proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options, a reduction of $34.2 million in distributions to limited partners of Premier LP and payments to limited partners of Premier LP related to tax receivable agreements as both distributions and payments were eliminated in connection with the August 2020 Restructuring and an increase of $19.2 million in other financing activities. The increase in other financing activities is primarily driven by proceeds from member health systems that acquired membership interests in ExPre.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2022 and 2021
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less distributions and TRA payments to limited partners for periods prior to our August 2020 Restructuring, early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2022	2021
Net cash provided by operating activities	$444,234	$407,402
Purchases of property and equipment	(87,440)	(88,876)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(95,948)	(44,024)
Distributions to limited partners of Premier LP	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)
Non-GAAP Free Cash Flow	$260,846	$240,335
_________________________________
(a)    Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Consolidated Statements of Cash Flows under “Payments made on notes payable”. During the year ended June 30, 2022, we paid $102.7 million to members including imputed interest of $6.7 million which is included in net cash provided by operating activities. During the year ended June 30, 2021, we paid $51.3 million to members including imputed interest of $7.3 million which is included in net cash provided by operating activities. See Note 10 - Debt and Notes Payable to the accompanying audited consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $20.5 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. The increase in Non-GAAP Free Cash Flow was driven by the aforementioned increase of $36.8 million in net cash provided by operating activities and no distributions to limited partners of Premier LP or payments to limited partners of Premier LP related to tax receivable agreements during the year ended June 30, 2022 as both were eliminated in connection with the August 2020 Restructuring. These increases in Non-GAAP Free Cash Flow were partially offset by an increase of $51.9 million in early termination payments to certain former limited partners in connection with the August 2020 Restructuring.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2022 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable to former limited partners (a)	$308,055	$102,685	$205,370	$—	$—
Other notes payable (b)	5,333	3,053	2,280	—	—
Operating lease obligations (c)	47,027	12,131	24,568	10,328	—
Deferred consideration (d)	60,000	30,000	30,000	—	—
Total contractual obligations	$420,415	$147,869	$262,218	$10,328	$—
_________________________________
(a)Notes payable to former limited partners represent the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”). See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.
(b)Other notes payable are non-interest bearing and generally have stated maturities of three to five years from the date of issuance. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.
(c)Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space. See Note 18 - Commitments and Contingencies to the accompanying consolidated financial statements for more information.
(d)Deferred consideration to be paid pursuant to the purchase agreement for the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. in fiscal year 2020.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At June 30, 2022, the interest rate on outstanding borrowings under the Credit Facility was 2.178% and the commitment fee was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at June 30, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At June 30, 2022, we had outstanding borrowings of $150.0 million under the Credit Facility with $849.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as Exhibit 10.1 in our quarterly report for the period ended December 31, 2021. See also Note 10 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In each of September 15, 2021, December 15, 2021, March 15, 2022 and June 15, 2022, we paid a cash dividend of $0.20 per share on outstanding shares of Class A common stock. On August 4, 2022, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2022 to stockholders of record on September 1, 2022.
We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15 and September 15, respectively. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current credit facility and any future financing arrangements, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant.

Stock Repurchase Program
On August 5, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. At June 30, 2022, we had completed our stock purchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total purchase price of $250.0 million.
Fiscal 2022 Developments
In fiscal year 2022, the U.S. and global economies experienced unprecedented challenges resulting from the ongoing consequences of the COVID-19 pandemic, including supply chain bottlenecks and escalating inflation. These challenges were exacerbated by the Russia-Ukraine war which has led to further supply chain disruptions and rising energy costs and led to further inflationary impacts. These challenges have impacted our business as discussed below.
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
The COVID-19 global pandemic and its variants continue to create challenges throughout the United States and the rest of the world. The full extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity in the future will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it or treat its impact, including the success of COVID-19 vaccination programs, or recurrences of COVID-19, variants thereof or similar pandemics. As discussed in detail under “Item 1A. Risk Factors”, as a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face material risks including but not limited to the following:
•The impact of the COVID-19 pandemic and any variants thereof and associated supply chain disruptions and inflation could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit or delay demand for many products and services and cause other foreseen and unforeseen events and circumstances, all of which could negatively impact us.
•We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and any variants thereof as well as a decline in demand and pricing for many supplies and services not related to COVID-19.
•Labor shortages and the resulting increases to cost of labor are a continued challenge to the healthcare providers we serve and could negatively affect our business.
•While some of our hospital customers have increased access to their facilities for non-patients, including our field teams, consultants and other professionals, there are many that are still not allowing onsite access outside of their staff. Hospital imposed travel restrictions are also impacting some customers’ ability to participate in face-to-face events with us, such as committee meetings and conferences.
•The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, border closings, rapidly escalating shipping costs, raw material availability and material logistical delays due to port congestion.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity continues and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including issues such as rising inflation and energy costs and global supply-chain disruption. We continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and prepare for any implications that the war may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations”.

Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices across our diverse product portfolio. However, our ability to raise our selling prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. In fiscal year 2022, our GPO business was largely unaffected by pricing inflation as we used our members’ aggregated purchasing power to negotiate firm prices in many of our contracts. In our Direct Sourcing business, we were able to partially offset increases in cost through temporary adjustments to selling prices and through various cost reduction initiatives while ensuring our products remain competitively priced. See “Risk Factors — Risks Related to Our Business Operations”.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2022, we had $150.0 million outstanding borrowings under our Credit Facility. At June 30, 2022, a one-percent increase or decrease in the interest rate charged on outstanding borrowings under the Credit Facility would increase or decrease interest expense over the next 12 months by $1.5 million.
We invest our excess cash in a portfolio of individual cash equivalents. We do not hold any material derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to mitigate default, market and investment risks of our invested funds by investing in low-risk securities.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 16, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter	At June 30, 2022, the Company’s goodwill was $999.9 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the last fiscal quarter of the fiscal year unless impairment indicators are present which could require an interim impairment test. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimates are sensitive to changes in significant assumptions, such as the amount and timing of expected future cash flows, perpetual growth rates, and discount rates, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant inputs and assumptions discussed above used in determining the reporting unit fair values.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the inputs and assumptions. We assessed the historical accuracy of management’s projections and involved our valuation specialists to assist in our evaluation of the significant assumptions. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Raleigh, North Carolina
August 16, 2022

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Premier, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2022 consolidated financial statements of the Company and our report dated August 16, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 16, 2022

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2022	2021
Assets
Cash and cash equivalents	$86,143	$129,141
Accounts receivable (net of $2,043 and $2,284 allowance for credit losses, respectively)	114,129	141,447
Contract assets (net of $755 and $0 allowance for credit losses, respectively)	260,061	267,283
Inventory	119,652	176,376
Prepaid expenses and other current assets	65,581	68,049
Total current assets	645,566	782,296
Property and equipment (net of $578,644 and $518,332 accumulated depreciation, respectively)	213,379	224,271
Intangible assets (net of $217,582 and $289,912 accumulated amortization, respectively)	356,572	396,642
Goodwill	999,913	999,913
Deferred income tax assets	725,032	781,824
Deferred compensation plan assets	47,436	59,581
Investments in unconsolidated affiliates	215,545	153,224
Operating lease right-of-use assets	39,530	48,199
Other assets	114,154	76,948
Total assets	$3,357,127	$3,522,898

Liabilities and stockholders' equity
Accounts payable	$44,631	$85,413
Accrued expenses	40,968	48,144
Revenue share obligations	245,395	226,883
Accrued compensation and benefits	93,638	100,713
Deferred revenue	30,463	34,058
Current portion of notes payable to former limited partners	97,806	95,948
Line of credit and current portion of long-term debt	153,053	78,295
Other current liabilities	47,183	47,330
Total current liabilities	753,137	716,784
Long-term debt, less current portion	2,280	5,333
Notes payable to former limited partners, less current portion	201,188	298,995
Deferred compensation plan obligations	47,436	59,581
Deferred consideration, less current portion	28,702	56,809
Operating lease liabilities, less current portion	32,960	43,102
Other liabilities	42,574	112,401
Total liabilities	1,108,277	1,293,005
Commitments and contingencies (Note 18)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 124,481,610 shares issued and 118,052,235 outstanding at June 30, 2022 and 122,533,051 shares issued and outstanding at June 30, 2021	1,245	1,225
Treasury stock, at cost; 6,429,375 and 0 shares at June 30, 2022 and 2021, respectively	(250,129)	—
Additional paid-in capital	2,166,047	2,059,194
Retained earnings	331,690	169,474
Accumulated other comprehensive income	(3)	—
Total stockholders' equity	2,248,850	2,229,893
Total liabilities and stockholders' equity	$3,357,127	$3,522,898
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2022	2021	2020
Net revenue:
Net administrative fees	$601,128	$572,700	$670,593
Software licenses, other services and support	438,267	404,330	359,054
Services and software licenses	1,039,395	977,030	1,029,647
Products	393,506	744,122	269,945
Net revenue	1,432,901	1,721,152	1,299,592
Cost of revenue:
Services and software licenses	183,984	170,773	188,275
Products	363,878	713,045	244,516
Cost of revenue	547,862	883,818	432,791
Gross profit	885,039	837,334	866,801
Other operating income:
Remeasurement of tax receivable agreement liabilities	—	—	24,584
Other operating income	—	—	24,584
Operating expenses:
Selling, general and administrative	576,879	532,326	459,859
Research and development	4,151	3,338	2,376
Amortization of purchased intangible assets	43,936	44,753	55,530
Operating expenses	624,966	580,417	517,765
Operating income	260,073	256,917	373,620
Equity in net income of unconsolidated affiliates	23,505	21,073	12,537
Interest and investment loss, net	(11,142)	(11,964)	(11,313)
Gain (loss) on FFF Put and Call Rights	64,110	(27,352)	4,690
Other (expense) income, net	(9,646)	11,967	4,153
Other income (expense), net	66,827	(6,276)	10,067
Income before income taxes	326,900	250,641	383,687
Income tax expense (benefit)	58,582	(53,943)	92,561
Net income from continuing operations	268,318	304,584	291,126
Income from discontinued operations, net of tax	—	—	1,054
Net income	268,318	304,584	292,180
Net income from continuing operations attributable to non-controlling interest	(2,451)	(17,062)	(161,318)
Net income from discontinued operations attributable to non-controlling interest	—	—	(498)
Net income attributable to non-controlling interest	(2,451)	(17,062)	(161,816)
Adjustment of redeemable limited partners' capital to redemption amount	—	(26,685)	468,311
Net income attributable to stockholders	$265,867	$260,837	$598,675

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2022	2021	2020
Comprehensive income:
Net income	$268,318	$304,584	$292,180
Comprehensive income attributable to non-controlling interest	(2,451)	(17,062)	(161,816)
Foreign currency translation loss	(3)	—	—
Comprehensive income attributable to stockholders	$265,864	$287,522	$130,364

Weighted average shares outstanding:
Basic	120,220	116,527	67,035
Diluted	121,668	117,532	123,614

Earnings per share attributable to stockholders:
Basic earnings per share
Continuing operations	$2.21	$2.24	$8.92
Discontinued operations	—	—	0.01
Basic earnings per share attributable to stockholders	$2.21	$2.24	$8.93

Diluted earnings per share
Continuing operations	$2.19	$2.22	$2.03
Discontinued operations	—	—	0.01
Diluted earnings per share attributable to stockholders	$2.19	$2.22	$2.04
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	61,938	$644	64,548	$—	2,419	$(87,220)	$—	$—	$(775,674)	$(862,250)
Balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	—	(775,674)	(862,250)
Impact of change in accounting principle	—	—	—	—	—	—	—	—	(899)	(899)
Adjusted balance at July 1, 2019	61,938	644	64,548	—	2,419	(87,220)	—	—	(776,573)	(863,149)
Exchange of Class B units for Class A common stock by member owners	13,552	65	(13,553)	—	(7,065)	237,313	223,215	—	—	460,593
Redemption of limited partners	—	—	(782)	—	—	—	—	—	—	—
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	71,568	—	—	71,568
Issuance of Class A common stock under equity incentive plan	703	7	—	—	—	—	6,654	—	—	6,661
Issuance of Class A common stock under employee stock purchase plan	80	—	—	—	—	—	2,832	—	—	2,832
Treasury stock	(4,646)	—	—	—	4,646	(150,093)	—	—	—	(150,093)
Stock-based compensation expense	—	—	—	—	—	—	20,706	—	—	20,706
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(8,530)	—	—	(8,530)
Net income	—	—	—	—	—	—	—	—	292,180	292,180
Net income attributable to non-controlling interest in Premier LP	—	—	—	—	—	—	—	—	(161,816)	(161,816)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	(177,898)	—	646,209	468,311
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	—	(1,228)	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	(1,228)	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	—	517,526
Issuance of Class A common stock under equity incentive plan	598	6	—	—	—	—	9,350	—	—	9,356
Issuance of Class A common stock under employee stock purchase plan	94	1	—	—	—	—	3,245	—	—	3,246
Stock-based compensation expense	—	—	—	—	—	—	35,425	—	—	35,425
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,114)	—	—	(3,114)
Net income	—	—	—	—	—	—	—	—	304,584	304,584
Net income attributable to non-controlling interest	—	—	—	—	—	—	5,217	—	(17,062)	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	—	(26,685)	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	—	3,767	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,144	501	(50,143)	—	—	—	(501)	—	—	—
Early termination payments to former member owners	—	—	—	—	—	—	(438,967)	—	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	—	(93,584)	(93,584)

PREMIER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	—	(318)	—
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	(4,095)	—	—	(4,095)
Capital contributions	—	—	—	—	—	—	1,958	—	—	1,958
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	—	3,690
Balance at June 30, 2021	122,533	$1,225	—	$—	—	$—	$2,059,194	$—	$169,474	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,843	18	—	—	—	—	37,748	—	—	37,766
Issuance of Class A common stock under employee stock purchase plan	105	2	—	—	—	—	3,849	—	—	3,851
Treasury Stock	(6,429)	—	—	—	6,429	(250,129)	—	—	—	(250,129)
Stock-based compensation expense	—	—	—	—	—	—	46,229	—	—	46,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(10,866)	—	—	(10,866)
Net income	—	—	—	—	—	—	—	—	268,318	268,318
Net income attributable to non-controlling interest	—	—	—	—	—	—	2,451	—	(2,451)	—
Change in ownership of consolidated entity	—	—	—	—	—	—	202	—	(142)	60
Dividends ($0.20 per share)	—	—	—	—	—	—	—	—	(97,082)	(97,082)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	4,095	—	(6,427)	(2,332)
Non-controlling interest in consolidated investments	—	—	—	—	—	—	23,145	—	—	23,145
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Balance at June 30, 2022	118,052	$1,245	—	$—	6,429	$(250,129)	$2,166,047	$(3)	$331,690	$2,248,850
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended June 30,
	2022	2021	2020
Operating activities
Net income	$268,318	$304,584	$292,180
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(1,054)
Depreciation and amortization	129,107	121,062	152,827
Equity in net income of unconsolidated affiliates	(23,505)	(21,073)	(12,537)
Deferred income taxes	56,792	(83,692)	67,980
Stock-based compensation	46,229	35,425	20,706
Remeasurement of tax receivable agreement liabilities	—	—	(24,584)
Impairment of assets	18,829	—	8,500
(Gain) loss on FFF Put and Call Rights	(64,110)	27,352	(4,690)
Other	5,803	9,358	853
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	124,659	(68,008)	(121,735)
Contract assets	(47,219)	(51,685)	(8,205)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(70,669)	134,079	(30,353)
Net cash provided by operating activities from continuing operations	444,234	407,402	339,888
Net cash provided by operating activities from discontinued operations	—	—	9,636
Net cash provided by operating activities	444,234	407,402	349,524
Investing activities
Purchases of property and equipment	(87,440)	(88,876)	(94,397)
Acquisition of businesses and equity method investments, net of cash acquired	(26,000)	(84,463)	(121,640)
Investment in unconsolidated affiliates	(16,000)	—	(10,165)
Other	(10,000)	(1,229)	3,880
Net cash used in investing activities	(139,440)	(174,568)	(222,322)
Financing activities
Payments made on notes payable	(99,243)	(50,713)	(2,419)
Proceeds from credit facility	325,000	225,000	400,000
Payments on credit facility	(250,000)	(225,000)	(350,000)
Cash dividends paid	(96,455)	(92,898)	—
Repurchase of Class A common stock (held as treasury stock)	(250,129)	—	(150,093)
Payments on deferred consideration related to acquisition of business	(28,586)	(29,217)	—
Proceeds from exercise of stock options under equity incentive plan	37,766	9,356	6,661
Distributions to limited partners of Premier LP	—	(9,949)	(48,904)
Payments to limited partners of Premier LP related to tax receivable agreements	—	(24,218)	(17,425)
Other	13,858	(5,358)	(6,773)
Net cash used in financing activities	(347,789)	(202,997)	(168,953)
Effect of exchange rate changes on cash flows	(3)	—	—
Net (decrease) increase in cash and cash equivalents	(42,998)	29,837	(41,751)
Cash and cash equivalents at beginning of year	129,141	99,304	141,055
Cash and cash equivalents at end of period	$86,143	$129,141	$99,304
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information presented in the Notes to the Consolidated Financial Statements are as of June 30, 2022 unless otherwise specifically noted.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. Following the Subsidiary Reorganization, the Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries, including Premier Healthcare Alliance L.P. (“Premier LP”). The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company also provides services to other businesses including food service, schools and universities.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 19 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program; and RemitraTM, the Company’s digital invoicing and payables business which provides financial support services to healthcare product suppliers and service providers.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the years ended June 30, 2022, 2021 and 2020 (in thousands):

	Year Ended June 30,
	2022	2021	2020
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$402	$755	$5,000
Accrued dividend equivalents	963	686	—
Increase (decrease) in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease (increase) in stockholders' equity	—	26,685	(468,311)
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	—	(2,437)	(460,593)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	—	331	62,776
Net increase in deferred tax assets related to final exchange by member owners	—	284,852	—
Reclassification of redeemable limited partners' capital to additional paid in capital	—	1,754,607	—
Decrease in additional paid-in capital related to notes payable to members, net of discounts	—	438,967	—
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	—	37,319	71,568
Increase in additional paid-in capital related to final exchange by member owners	—	517,526	—
Variable Interest Entities
At June 30, 2021, as a result of the August 2020 Restructuring, Premier LP no longer met the definition of a variable interest entity (“VIE”), as defined in Accounting Standards Codification (“ASC”) Topic 810. The results of operations of Premier LP are included in the consolidated financial statements.
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
Net income attributable to Premier LP, including income and expense that has been classified as discontinued operations, during the year ended June 30, 2020 was as follows (in thousands):

Year Ended June 30, 2020
Premier LP net income	$359,978
Premier LP’s cash flows, including cash flows attributable to discontinued operations, for the year ended June 30, 2020 consisted of the following (in thousands):

Year Ended June 30, 2020
Net cash provided by (used in):
Operating activities	$339,894
Investing activities	(222,322)
Financing activities	(159,948)
Net decrease in cash and cash equivalents	(42,376)
Cash and cash equivalents at beginning of year	131,210
Cash and cash equivalents at end of year	$88,834

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including but not limited to estimates for net administrative fees revenue, software licenses, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, reserves for net realizable value of inventory, obsolete inventory, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of put and call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Contract Assets
Supply Chain Services contract assets represents estimated member and other customer purchases on supplier contracts for which administrative fees have been earned, but not collected. Historically, the Company has not recognized a provision for contract assets. Performance Services contract assets represents revenue earned for services provided but which the Company is not contractually able to bill as of the end of the respective reporting period. Under ASC Topic 326, the Company includes Performance Services’ contract assets in the reserving process and assess the risk of loss similar to the methodology of the Company’s receivables, since the contract assets are reclassified to receivables when the Company becomes entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Certain contract assets are due for periods greater than one year and changes to economic conditions may have an impact on these receivables. The Company monitors economic conditions on a quarterly basis to determine if changes to the reserve are deemed necessary.
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
Costs associated with internally developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally developed software of $48.7 million and $77.0 million during the years ended June 30, 2022 and 2021, respectively.
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
The Company’s most recent annual impairment testing as of April 1, 2022 consisted of a quantitative assessment and did not result in any goodwill impairment charges.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion, $5.3 million and $5.5 million at June 30, 2022 and 2021, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2022 and 2021. The non-current portion of the deferred compensation plan assets, $47.4 million and $59.6 million at June 30, 2022 and 2021, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2022 and 2021. Realized and unrealized (losses) and gains of $(9.4) million, $12.7 million and $3.9 million on plan assets as of the years ended June 30, 2022, 2021 and 2020, respectively, are included in other (expense) income, net in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense from the change in the corresponding liability of $(9.4) million, $12.7 million and $3.9 million, respectively, is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2022, 2021 and 2020, respectively.
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
Redeemable Limited Partners’ Capital
The fair value of redeemable limited partners’ capital at July 31, 2020 was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid-in capital as a component of permanent equity. Prior to July 31, 2020, the Company recorded redeemable limited partners’ capital as temporary equity in the mezzanine section of the Consolidated Balance Sheets at the redemption amount, which represented the greater of the book value or redemption amount of Class B common units per the Amended and Restated Limited Partnership Agreement at the reporting date.
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
Generally, the Company pays a revenue share to members equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with the Company using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.
Products Revenue
Direct sourcing generates revenue primarily through products sold to the Company’s members, other customers or distributors. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Software Licenses, Other Services and Support Revenue
The Company generates software licenses, other services and support revenue through Performance Services and Supply Chain Services.

Within Performance Services, which provides technology with wrap-around service offerings, revenue consists of revenue generated through three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI consists of SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, professional fees for consulting services and other miscellaneous revenue including performance improvement collaboratives, insurance management service fees and commissions from group-sponsored insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees and fees from the centers of excellence program. Remitra’s main source of revenue fees from healthcare product suppliers and service providers.
PINC AI:
SaaS-based Products Subscriptions:    SaaS-based clinical analytics subscriptions include the right to access the Company’s proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set and, in certain cases, the installation of member site-specific software, in order to access and transfer member data into the Company’s hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses:    Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the license, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Consulting Services:    Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting and cost savings initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, the Company’s entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to the Company’s customers.
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
Other Miscellaneous Revenue:    Revenue from performance improvement collaboratives that support the Company’s offerings in cost management, quality and safety, and value-based care is recognized over the service period as the services are provided, which is generally one year. Performance improvement collaboratives revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
Insurance management service fees are recognized in the period in which such services are provided. Commissions from insurance carriers for sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.

Contigo Health:
Contigo Health revenue consists of third-party administrator fees and fees from the centers of excellence program. Third party administrator fees consist of integrated fees for the processing of self-insured health care plan claims. Third party administrator fees are invoiced to customers monthly and typically collected in that period. Revenue is recognized in the period in which the services have been provided. Fees from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers. Centers of excellence fees are invoiced to customers a month in arrears and typically collected in that period. Revenue is recognized in the period in which the services have been provided.
Remitra:
Revenue for Remitra primarily consists of fees from healthcare product suppliers and service providers. Fees for services are invoiced to our customers monthly and typically collected in the following period. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Within Supply Chain Services, revenue is generated through supply chain co-management and SaaS-based purchased services activities.
Supply Chain Co-Management.    Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services.    Purchased services generate revenue through subscription fees for SaaS-based products. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation.
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
Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of services and software licenses revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and capitalized implementation services related to SaaS informatics products. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally developed software.
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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income and were $6.5 million, $4.8 million and $5.0 million for the years ended June 30, 2022, 2021 and 2020, respectively.
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
The Company prepares and files tax returns based on interpretations of tax laws and regulations. The Company’s tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities.
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
Basic and Diluted Earnings per Share (“EPS”)
Basic EPS is calculated by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potentially issuable dilutive shares of Class A common stock, unless the effect of such inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock increased by the dilutive effects of potentially issuable dilutive shares of Class A common stock during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
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
(3) BUSINESS ACQUISITIONS
Acquisition of Invoice Delivery Services, LP Assets
On March 1, 2021, the Company acquired, through its indirect, wholly owned subsidiary Premier IDS, LLC, substantially all the assets and assumed certain liabilities of Invoice Delivery Services, LP (“IDS”) for an adjusted purchase price of $80.7 million, subject to certain adjustments, of which $80.0 million was paid at closing with borrowings under the Company’s Credit Facility (as defined in Note 10 - Debt and Notes Payable).

The Company accounted for the IDS acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $22.4 million, consisting primarily of developed technology.
The IDS acquisition resulted in the recognition of $57.7 million of goodwill based on the purchase price paid in the acquisition compared to the fair value of the assets acquired. The IDS acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The purchase price allocation was finalized during the three months ended March 31, 2022. IDS has been integrated within Premier under the brand name Remitra and is reported as part of the Performance Services segment.
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
As of June 30, 2020, the Company had completed the wind down and exit from the specialty pharmacy business and had no net income or loss from discontinued operations for the years ended June 30, 2022 and 2021.
The following table summarizes the major components of net income from discontinued operations for the year ended June 30, 2020 (in thousands):

Year Ended June 30, 2020
Operating income from discontinued operations	$—
Net gain on disposal and impairment of assets	(1,697)
Income from discontinued operations before income taxes	1,697
Income tax expense	643
Income from discontinued operations, net of tax	1,054
Net income from discontinued operations attributable to non-controlling interest in Premier LP	(498)
Net income from discontinued operations attributable to stockholders	$556
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
	June 30,		Year Ended June 30,
	2022	2021	2022	2021	2020
FFF	$137,162	$120,548	$16,614	$11,344	$12,299
Exela	27,733	—	1,733	—	—
Prestige	15,597	14,478	4,303	8,856	—
Qventus	16,000	—	—	—	—
Other investments	19,053	18,198	855	873	238
Total investments	$215,545	$153,224	$23,505	$21,073	$12,537
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at June 30, 2022 and 2021. On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right, which had previously provided the majority shareholder of FFF a right to require the Company to purchase such shareholder’s interest in FFF, on an all or nothing basis, on or after April 15, 2023 (“FFF Put Right”). The termination of the FFF Put Right resulted in the derecognition of the FFF Put Right liability and the recognition of a corresponding non-cash gain of $64.1 million in the accompanying Consolidated Statements of Income and Comprehensive Income (see Note 6 - Fair Value Measurements for additional information).
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at June 30, 2022. At June 30, 2022, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at June 30, 2022. The Company owns approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems.
The Company accounts for its investments in FFF, Exela and Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
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
As of June 30, 2022, 2021, and 2020 the Company held one unconsolidated investment whose assets represented greater than 10% of its total assets.
The following table shows summarized unaudited financial information for FFF, which met the 10% asset test for the years ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Total current assets	$841,555	$635,642
Total non-current assets	103,298	86,783
Total current liabilities	463,863	348,477
Total non-current liabilities	325,693	251,866
Non-controlling equity	76,096	59,820
The following table shows summarized unaudited results of operations information for FFF, which met the 10% asset test for the years ended June 30, 2022, 2021, and 2020 (in thousands):

	Year Ended June 30,
	2022	2021	2020
Revenue	$2,728,855	$2,047,494	$1,990,282
Gross profit	150,980	122,890	108,733
Income from operations	55,379	41,643	35,624
Net income	33,215	23,841	22,565
Net income attributable to non-controlling interest	16,275	11,682	11,057

(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	52,718	52,718	—	—
Total assets	52,793	52,793	—	—

Earn-out liabilities	22,789	—	—	22,789
Total liabilities	$22,789	$—	$—	$22,789

June 30, 2021
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	65,051	65,051	—	—
Total assets	65,126	65,126	—	—

Earn-out liabilities	24,249	—	—	24,249
FFF put right	64,110	—	—	64,110
Total liabilities	$88,359	$—	$—	$88,359
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.3 million and $5.5 million at June 30, 2022 and 2021, respectively) was included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within the later of 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of June 30, 2022 and 2021, the Call Right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
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

The Company utilized the following assumptions to estimate the fair value of FFF Put and Call Rights at June 30, 2021:

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
At June 30, 2021, the Company recorded the FFF Put and Call Rights within long-term other liabilities and long-term other assets, respectively, within the accompanying Consolidated Balance Sheets. Net changes in the fair values of the FFF Put and Call Rights, including the gain recorded as a result of the termination of the FFF Put Right, were recorded within other (expense) income, net in the accompanying Consolidated Statements of Income and Comprehensive Income.
Earn-out liabilities
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability was classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.6% and 0.9% at June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at June 30, 2022 and 2021 was $22.8 million and $24.2 million, respectively.
Acurity and Nexera Earn-out

	As of June 30,
Input assumptions	2022	2021
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.6%	0.9%

A reconciliation of the FFF Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Settlements	(Gain)/Loss (c)	Ending Balance
Year Ended June 30, 2022
Earn-out liabilities	$24,249	$—	$(1,460)	$22,789
FFF put right (a)	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(1,460)	$22,789

Year Ended June 30, 2021
Earn-out liabilities (b)	33,151	(13,733)	4,831	24,249
FFF put right	36,758	—	27,352	64,110
Total Level 3 liabilities	$69,909	$(13,733)	$32,183	$88,359
_________________________________
(a)Settlements for the year ended June 30, 2022 includes non-cash gain recognized as a result of the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)Settlements for the year ended June 30, 2021, includes earnout liabilities from previous acquisitions which were earned and paid during the period.
(c)A gain on level 3 liability balances will decrease the liability ending balance and a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
During the year ended June 30, 2021, the Company recorded notes payable to former limited partners as a result of the August 2020 Restructuring. Although these notes are non-interest bearing, they include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020. (see Note 10 - Debt and Notes Payable).
During the year ended June 30, 2022, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million at both June 30, 2022 and 2021, based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 10 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. Contract assets increased by $47.2 million during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to the acceleration of revenue recognition from licensing contracts in Performance Services and increased gross administrative fees driven by higher members’ purchases. The acceleration of revenue recognition from licensing contracts represents performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed. Revenue share obligations increased by $18.5 million during the year ended June 30, 2022 compared to the year ended June 30, 2021 primarily due to the underlying revenue share arrangements which include a higher average revenue fee share percentage.
Revenue recognized during the year ended June 30, 2022 that was included in the opening balance of deferred revenue at June 30, 2021 was $25.4 million, which is a result of satisfying performance obligations within the Performance Services segment.

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
Net revenue of $5.3 million was recognized during the year ended June 30, 2022 from performance obligations that were satisfied or partially satisfied on or before June 30, 2021. The net revenue recognized was driven by an increase of $4.8 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period and an increase of $0.5 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $752.7 million. The Company expects to recognize 40% of the remaining performance obligations over the next 12 months and an additional 25% over the following 12 months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include costs associated with implementing SaaS informatics tools and sales commissions. At June 30, 2022, the Company had $22.9 million in capitalized contract costs, including $10.7 million related to implementation costs and $12.2 million related to sales commissions. The Company recognized $8.9 million of related amortization expense for the year ended June 30, 2022.
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
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2022	2021
Trade accounts receivable	$114,214	$131,246
Managed services receivable	1,422	11,972
Other	536	513
Total accounts receivable	116,172	143,731
Allowance for credit losses	(2,043)	(2,284)
Accounts receivable, net	$114,129	$141,447
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2022	2021
Capitalized software	2-5 years	$705,319	$653,515
Computer hardware	3-5 years	60,399	62,930
Furniture and other equipment	5 years	7,097	7,097
Leasehold improvements	Lesser of estimated useful life or term of lease	19,208	19,061
Total property and equipment		792,023	742,603
Accumulated depreciation and amortization		(578,644)	(518,332)
Property and equipment, net		$213,379	$224,271
Depreciation and amortization expense related to property and equipment was $85.2 million, $76.3 million and $97.3 million for the years ended June 30, 2022, 2021 and 2020, respectively. Unamortized capitalized software costs were $177.6 million and $178.4 million at June 30, 2022 and 2021, respectively.
During the year ended June 30, 2022, the Company incurred an impairment of long-lived assets of $12.7 million associated with capitalized software assets in the Supply Chain Services segment as the carrying value of the assets was not recoverable. The Company did not incur a material loss on disposal or impairment of long-lived assets during the years ended June 30, 2021 and 2020.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2022	2021
Contract assets, less current portion	$54,441	$—
Acurity prepaid contract administrative fee share, less current portion	29,099	48,498
Capitalized contract costs	22,894	21,686
Other (a)	7,720	6,764
Total other long-term assets	$114,154	$76,948

_________________________________
(a)Includes deferred loan costs, net of $0.9 million and $1.5 million as of June 30, 2022 and 2021, respectively.
Pursuant to the Acurity and Nexera asset acquisition, the Company capitalized one-time rebates pursuant to the purchase agreement with Acurity, Inc. as prepaid contract administrative fee share.
Contract costs include capitalized sales commissions and implementation costs. See Note 7 - Contract Balances for further information.
The Company recorded $0.6 million in amortization expense on deferred loan costs for each of the years ended June 30, 2022, 2021 and 2020. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2022	2021
Earn-out liability, less current portion	$22,789	$24,249
Reserve for uncertain tax positions	18,799	18,524
FFF Put Right	—	64,110
Other	986	5,518
Total other long-term liabilities	$42,574	$112,401
On July 29, 2021, the Company executed an amendment to the FFF shareholders’ agreement which resulted in the termination of the Put Right (see Note 5 - Investments and Note 6 - Fair Value Measurements).
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition. See Note 6 - Fair Value Measurements for further information.
(9) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At June 30, 2022 and 2021, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $388.5 million and $611.4 million, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30,
	Useful Life	2022	2021
Member relationships	14.7 years	$386,100	$386,100
Technology	7.2 years	98,017	186,017
Customer relationships	10.4 years	47,830	70,830
Trade names	6.9 years	17,210	24,610
Non-compete agreements	5.2 years	17,315	11,315
Other (a)	10.2 years	7,682	7,682
Total intangible assets		574,154	686,554
Accumulated amortization		(217,582)	(289,912)
Total intangible assets, net		$356,572	$396,642
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.

The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2022	2021
Supply Chain Services	$301,611	$334,038
Performance Services (a)	54,961	62,604
Total intangible assets, net	$356,572	$396,642
_________________________________
(a)Includes a $1.0 million indefinite-lived asset that was acquired through the HDP acquisition.
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable. During the year ended June 30, 2022, the carrying value of $4.4 million in customer relationships and $1.7 million in trade names in the Performance Services segment were not recoverable and the Company recorded an impairment on assets of $6.1 million in the accompanying Consolidated Statements of Income and Comprehensive Income. During the years ended June 30, 2021 and 2020, no impairment of assets was recorded in the accompanying Consolidated Statements of Income and Comprehensive Income.
Intangible asset amortization expense was $43.9 million, $44.8 million and $55.5 million for the years ended June 30, 2022, 2021 and 2020, respectively.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2023	$40,714
2024	39,543
2025	38,135
2026	36,920
2027	34,268
Thereafter	165,992
Total amortization expense	$355,572

(10) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	June 30,
	2022	2021
Credit Facility	$150,000	$75,000
Notes payable to members, net of discount	298,994	394,943
Other notes payable	5,333	8,628
Total debt and notes payable	454,327	478,571
Less: current portion	(250,859)	(174,243)
Total long-term debt and notes payable	$203,468	$304,328
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
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At June 30, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.178%. The Co-Borrowers are required to pay a commitment fee ranging from 0.100% to 0.200% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2022, the commitment fee was 0.100%. The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. Premier GP was in compliance with all such covenants at June 30, 2022. The Credit Facility also contains customary events of default, including cross-defaults of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to any then-existing stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. During the year ended June 30, 2022, the Company borrowed $325.0 million and repaid $250.0 million of borrowings under the Credit Facility. The Company had $150.0 million in outstanding borrowings under the Credit Facility at June 30, 2022 with $849.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
During the year ended June 30, 2022, interest expense on borrowings under the Credit Facility was $2.8 million and interest paid during the period was $2.6 million. During the year ended June 30, 2021 interest expense on borrowings under the Credit Facility and interest paid during the period was $2.2 million
Notes Payable
Notes Payable to Former Limited Partners
At June 30, 2022, the Company had $299.0 million of notes payable to former limited partners, net of discounts on notes payable of $9.1 million, of which $97.8 million was recorded to current portion of notes payable to former limited partners in the accompanying Consolidated Balance Sheets. At June 30, 2021, the Company had $394.9 million of notes payable to former limited partners, net of discounts on notes payable of $15.8 million, of which $95.9 million was recorded to current portion of notes payable to former limited partners in the accompanying Consolidated Balance Sheets. The notes payable to former limited partners were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former limited partners are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%. During the year ended June 30, 2022, the Company paid $102.7 million to members including imputed interest of $6.7 million. During the year ended June 30, 2021, the Company paid $51.3 million to members including imputed interest of $7.3 million.
Other
At June 30, 2022 and 2021, the Company had $5.3 million and $8.6 million in other notes payable, respectively, of which $3.1 million and $3.3 million, respectively, were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2022 are as follows (in thousands):

2023	$105,738
2024	104,231
2025	103,419
2026	—
2027	—
Total principal payments	$313,388
(11) REDEEMABLE LIMITED PARTNERS' CAPITAL
The fair value of redeemable limited partners’ capital was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid in capital as a component of permanent equity at July 31, 2020. As a result, there were no adjustments to the fair value of redeemable limited partners’ capital for the year ended June 30, 2022.
For the years ended June 30, 2021 and 2020, the Company recorded adjustments of $(26.7) million and $468.3 million, respectively, to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Consolidated Statements of Income and Comprehensive Income. Subsequent to July 31, 2020, there were no adjustments to the fair value of redeemable limited partners’ capital recorded in the accompanying Consolidated Statements of Income and Comprehensive Income.

The table below provides a summary of the changes in the redeemable limited partners’ capital for the years ended June 30, 2021 and 2020 (in thousands). There were no changes in redeemable limited partners’ capital for the year ended June 30, 2022.

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
(12) STOCKHOLDERS' EQUITY
As of June 30, 2022, there were 118,052,235 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
On August 5, 2021, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of our outstanding Class A common stock during fiscal year 2022 through open market purchases or privately negotiated transactions. As of June 30, 2022, the Company completed its stock repurchase program and purchased approximately 6.4 million shares of Class A common stock at an average price of $38.88 per share for a total purchase price of $250.0 million.
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
The Company paid quarterly cash dividends of $0.20 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2021, December 15, 2021, March 15, 2022 and June 15, 2022. On August 4, 2022, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2022 to stockholders of record on September 1, 2022.
(13) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding for the period. Net income attributable to stockholders includes the adjustment recorded in the period to reflect redeemable limited partners’ capital at the redemption amount, which was due to the exchange benefit obtained by former limited partners through the ownership of Class B common units, which were canceled in conjunction with the August 2020 Restructuring. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Class A common stock and the effect of the assumed redemption of Class B common units through the issuance of Class A common shares.
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2022	2021	2020
Numerator for basic earnings per share:
Net income from continuing operations attributable to stockholders (a)	$265,867	$260,837	$598,119
Net income from discontinued operations attributable to stockholders	—	—	556
Net income attributable to stockholders	$265,867	$260,837	$598,675

Numerator for diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$265,867	$260,837	$598,119
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	(468,311)
Net income from continuing operations attributable to non-controlling interest	—	—	161,318
Net income from continuing operations	265,867	260,837	291,126
Tax effect on Premier, Inc. net income (b) (c)	—	—	(40,154)
Adjusted net income from continuing operations attributable to stockholders	$265,867	$260,837	$250,972

Net income from discontinued operations attributable to stockholders	$—	$—	$556
Net income from discontinued operations attributable to non-controlling interest	—	—	498
Adjusted net income from discontinued operations attributable to stockholders	$—	$—	$1,054

Adjusted net income attributable to stockholders	$265,867	$260,837	$252,026

Denominator for earnings per share:
Basic weighted average shares outstanding (d)	120,220	116,527	67,035
Effect of dilutive securities: (e)
Stock options	206	301	329
Restricted stock	510	376	248
Performance share awards	732	328	67
Class B shares outstanding	—	—	55,935
Diluted weighted average shares and assumed conversions	121,668	117,532	123,614

Basic earnings per share:
Basic earnings per share from continuing operations	$2.21	$2.24	$8.92
Basic earnings per share from discontinued operations	—	—	0.01
Basic earnings per share attributable to stockholders	$2.21	$2.24	$8.93

Diluted earnings per share:
Diluted earnings per share from continuing operations	$2.19	$2.22	$2.03
Diluted earnings per share from discontinued operations	—	—	0.01
Diluted earnings per share attributable to stockholders	$2.19	$2.22	$2.04
_________________________________

(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Net income from continuing operations	$268,318	$304,584	$291,126
Net income from continuing operations attributable to non-controlling interest	(2,451)	(17,062)	(161,318)
Adjustment of redeemable limited partners’ capital to redemption amount	—	(26,685)	468,311
Net income from continuing operations attributable to stockholders	$265,867	$260,837	$598,119
(b)For the years ended June 30, 2022 and 2021, the tax expense related to Premier, Inc. retaining the portion of net income from continuing operations attributable to income from non-controlling interest was calculated as a component of the income tax provision for the years ended June 30, 2022 and 2021.
(c)For the year ended June 30, 2020, tax effect on Premier, Inc. net income represents income tax expense related to Premier, Inc. retaining the portion of net income attributable to income from non-controlling interest in Premier LP for the purpose of diluted earnings per share.
(d)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock and Class B shares outstanding for the years ended June 30, 2021 and 2020. For the year ended June 30, 2022, there were no Class B shares outstanding as all of the issued and outstanding Class B shares were canceled in conjunction with the August 2020 Restructuring.
(e)For the year ended June 30, 2022, the effect of 0.6 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect.
For the year ended June 30, 2021, the effect of 1.8 million stock options and restricted stock units and 5.6 million Class B common units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect and the effect of less than 0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2020, the effect of 0.8 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 25% for the years ended June 30, 2022 and 2020 and 26% for the year ended June 30, 2021, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 16 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Pre-tax stock-based compensation expense	$46,229	$35,425	$20,706
Deferred tax benefit (a)	8,787	6,167	3,014
Total stock-based compensation expense, net of tax	$37,442	$29,258	$17,692
_________________________________
(a)For the years ended June 30, 2022 and 2021, the deferred tax benefit was reduced by $3.0 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2022, there were approximately 4.7 million shares available for grant under the 2013 Equity Incentive Plan.

The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2022:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2021	990,301	$35.27	1,731,002	$35.56	2,163,006	$30.32
Granted	658,389	37.74	651,392	37.22	—	—
Vested/exercised	(295,854)	40.16	(588,142)	43.74	(1,252,486)	30.21
Forfeited	(151,706)	33.96	(215,457)	32.18	(14,166)	36.77
Outstanding at June 30, 2022	1,201,130	$35.59	1,578,795	$33.66	896,354	$30.38

Stock options outstanding and exercisable at June 30, 2022					896,354	$30.38
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
Unrecognized stock-based compensation expense at June 30, 2022 was as follows (in thousands). At June 30, 2022, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$22,082	1.9 years
Performance share awards	20,553	1.6 years
Total unrecognized stock-based compensation expense	$42,635	1.8 years
The aggregate intrinsic value of stock options at June 30, 2022 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$4,768
Exercised during the year ended June 30, 2022	9,765
(15) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the total contributions, not to exceed certain limits. The Company’s 401(k) expense related to such matching of employee contributions was $12.1 million, $11.2 million and $10.1 million for the years ended June 30, 2022, 2021 and 2020, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(16) INCOME TAXES
At the consummation of the Subsidiary Reorganization on December 1, 2021, the Company recorded a one-time deferred tax benefit of $33.5 million, primarily driven by deferred tax remeasurement due to tax rate changes and a valuation allowance release.

Significant components of consolidated income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Current:
Federal	$864	$22,356	$11,394
State	926	7,393	12,545
Total current tax expense	1,790	29,749	23,939
Deferred:
Federal	49,335	22,165	35,768
State	7,457	(105,857)	32,854
Total deferred tax expense (benefit)	56,792	(83,692)	68,622
Total income tax expense (benefit)	$58,582	$(53,943)	$92,561
The reconciliation between the Company’s income tax expense (benefit) and taxes computed at the federal statutory tax rate of 21.0% for fiscal years ended June 30, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Tax at federal statutory rate	$68,649	$52,635	$80,814
Partnership income not subject to tax	(701)	(4,375)	(40,154)
State taxes (net of federal benefit)	14,138	9,880	7,072
Remeasurement adjustments and other permanent items	8,118	7,124	(1,570)
Change in valuation allowance	(31,361)	(25,328)	12,472
Deferred tax remeasurement	(242)	(113,213)	34,447
Uncertain tax position	842	1,293	7,472
Change in tax status	—	19,514	—
Other	(861)	(1,473)	(7,992)
Total income tax expense (benefit)	$58,582	$(53,943)	$92,561
Effective tax rate	17.9%	(21.5)%	24.1%
The fiscal year 2022 effective tax rate of 17.9% differs from the statutory income tax rate of 21.0% largely driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Subsidiary Reorganization.
The fiscal year 2021 effective tax rate of (21.5)% differs from the statutory income tax rate of 21.0% primarily driven by the consummation of the merger on August 11, 2020. The Company simplified its tax structure, resulting in the Company and its subsidiaries forming one consolidated filing group for federal income tax purposes. As a result, the Company recorded a one-time deferred tax benefit of $108.8 million, primarily driven by deferred tax remeasurement due to tax rate changes and a valuation allowance release.
The fiscal year 2020 effective tax rate of 24.1% differs from the statutory income tax rate of 21.0% primarily due to the remeasurement of deferred tax assets and liabilities as a result of a change to the State of North Carolina income tax law, partially offset by Premier LP income which is not subject to federal, state and local income taxes.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2022 and 2021 are presented below (in thousands):

	June 30,
	2022	2021
Deferred tax asset
Purchased intangible assets and depreciation	$631,415	$689,810
Stock compensation	15,125	16,943
Accrued expenses	49,161	41,474
Net operating losses and credits	50,742	66,782
Other	5,787	22,513
Total deferred tax assets	752,230	837,522
Valuation allowance for deferred tax assets	(4,552)	(35,913)
Net deferred tax assets	747,678	801,609
Deferred tax liability
Other liabilities	(22,646)	(19,785)
Net deferred tax asset	$725,032	$781,824

As of June 30, 2022 and 2021, the Company had net deferred tax assets of $725.0 million and $781.8 million, respectively. The decrease is largely attributable to deferred tax assets recorded in connection with the final exchange of Class B common units pursuant to the August 2020 Restructuring.
At June 30, 2022, the Company had federal and state net operating loss carryforwards of $156.3 million and $130.4 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets are $32.7 million and $7.3 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2019 expire between the years ending June 30, 2022 through June 30, 2038 while the net operating losses generated in fiscal year 2019 and beyond can be carried forward indefinitely, until utilized. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2022, the Company had federal research and development credit carryforwards of $12.4 million. The federal credit carryforwards expire at various times between the years ended June 30, 2023 through June 30, 2040, until utilized. As a result of the Subsidiary Reorganization, the Company believes it is more likely than not that the federal and state credit carryforwards will be realized in the near future, so the previously recorded valuation allowance was released during the year ended June 30, 2022.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $4.6 million against its deferred tax assets at June 30, 2022. The valuation allowance decreased by $31.3 million from the $35.9 million valuation allowance recorded as of June 30, 2021. The decrease is primarily driven by the utilization of the net operating loss carryforward as a result of the aforementioned Subsidiary Reorganization.

Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company’s uncertain tax position reserves for the years ended June 30, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Beginning of year balance	$16,704	$15,596	$8,266
Increases in prior period tax positions	120	111	7,734
Decreases in prior period tax positions	(63)	—	(48)
Reductions on settlements and lapse in statute of limitations	(21)	(27)	(2,276)
Increases in current period tax positions	384	1,024	1,920
End of year balance	$17,124	$16,704	$15,596
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision would be impacted by $15.6 million, $14.8 million and $12.8 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2022, 2021 and 2020, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $4.4 million, $4.1 million, and $2.5 million at 2022, 2021 and 2020, respectively.
Federal tax returns for tax years June 30, 2018 through 2021 remain open as of June 30, 2022. The Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.
The Company made cash tax payments of $3.1 million and $44.0 million during the years ended June 30, 2022 and 2021, respectively.
(17) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income and Comprehensive Income was $16.6 million, $11.3 million and $12.3 million for the years ended June 30, 2022, 2021 and 2020, respectively. The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $6.3 million, $6.0 million and $7.4 million during the years ended June 30, 2022, 2021 and 2020, respectively.
(18) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $10.1 million, $10.8 million and $12.3 million for the years ended June 30, 2022, 2021 and 2020, respectively. As of June 30, 2022, the weighted average remaining lease term was 3.8 years and the weighted average discount rate was 4%.

Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2023	$12,131
2024	12,267
2025	12,301
2026	9,005
2027	1,323
Total future minimum lease payments	47,027
Less: imputed interest	3,445
Total operating lease liabilities (a)	$43,582
_________________________________
(a)As of June 30, 2022, total operating lease liabilities included $10.6 million within other liabilities, current in the Consolidated Balance Sheets.
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
(19) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AI, the Company’s technology and services platform; Contigo Health, the Company’s direct-to-employer business; and Remitra, the Company’s digital invoicing and payables business.
The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Year Ended June 30,
	2022	2021	2020
Net revenue:
Supply Chain Services
Net administrative fees	$601,128	$572,700	$670,593
Software licenses, other services and support	37,312	26,812	12,225
Services and software licenses	638,440	599,512	682,818
Products	393,506	744,122	269,945
Total Supply Chain Services (a)(b)	1,031,946	1,343,634	952,763
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	193,586	198,512	203,390
Consulting services	64,087	58,851	56,936
Software licenses	65,621	56,157	42,556
Other	77,689	63,998	43,947
Total Performance Services (a)	400,983	377,518	346,829
Total segment net revenue	1,432,929	1,721,152	1,299,592
Eliminations (a)	(28)	—	—
Net revenue	$1,432,901	$1,721,152	$1,299,592
_________________________________

(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Consolidated net revenues for the fiscal year ended June 30, 2021 includes revenue generated from our largest customer, a non-healthcare customer, which accounted for approximately 15% of our consolidated net revenues. The significant increase in revenue generated from our largest customer in the fiscal year ended June 30, 2021 is due to the increase in products revenue primarily as of result of the COVID-19 pandemic.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (a):	2022	2021	2020
Supply Chain Services	$55,424	$37,073	$25,968
Performance Services	64,674	75,391	118,556
Corporate	9,009	8,598	8,303
Total depreciation and amortization expense	$129,107	$121,062	$152,827

Capital expenditures:
Supply Chain Services	$29,677	$10,408	$7,143
Performance Services	51,298	72,068	78,231
Corporate	6,465	6,400	9,023
Total capital expenditures	$87,440	$88,876	$94,397

	Year Ended June 30,
Total assets:	2022	2021
Supply Chain Services	$1,406,108	$1,550,300
Performance Services	1,054,687	1,043,608
Corporate	896,336	928,939
Total assets	3,357,131	3,522,847
Eliminations (b)	(4)	51
Total assets, net	$3,357,127	$3,522,898
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses, and non-recurring or non-cash items, and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to the unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Income before income taxes	$326,900	$250,641	$383,687
Equity in net income of unconsolidated affiliates (a)	(23,505)	(21,073)	(12,537)
Interest expense, net	11,142	11,964	11,313
(Gain) loss on FFF put and call rights (b)	(64,110)	27,352	(4,690)
Other expense (income), net	9,646	(11,967)	(4,153)
Operating income	260,073	256,917	373,620
Depreciation and amortization	85,171	76,309	97,297
Amortization of purchased intangible assets	43,936	44,753	55,530
Stock-based compensation (c)	46,809	35,915	21,132
Acquisition- and disposition-related expenses	11,453	18,095	19,319
Strategic initiative and financial restructuring-related expenses	18,005	6,990	4,228
Remeasurement of tax receivable agreement liabilities (d)	—	—	(24,584)
Equity in net income of unconsolidated affiliates (a)	23,505	21,073	12,537
Deferred compensation plan (expense) income (e)	(9,401)	12,745	3,904
Impairment of assets	18,829	—	—
Other reconciling items, net	302	433	1,057
Adjusted EBITDA	$498,682	$473,230	$564,040

Segment Adjusted EBITDA:
Supply Chain Services (f)	$500,854	$467,868	$570,298
Performance Services (f)	126,938	132,225	111,282
Corporate	(129,110)	(126,863)	(117,540)
Adjusted EBITDA	$498,682	$473,230	$564,040
_________________________________
(a)Refer to Note 5 - Investments for further information.
(b)Refer to Note 6 - Fair Value Measurements for more information.
(c)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.6 million, $0.5 million and $0.4 million for the years ended June 30, 2022, 2021 and 2020, respectively.
(d)The adjustments to TRA liabilities for the year ended June 30, 2020 are primarily attributable to decreases in the Premier, Inc. effective tax rate related to state tax liabilities and the TCJA, respectively.
(e)Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(f)Includes intersegment revenue which is eliminated in consolidation.

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2022 and 2021 (in thousands, except per share data):

	First	Second	Third	Fourth
Fiscal Year 2022	Quarter	Quarter	Quarter	Quarter
Net revenue	$365,147	$379,215	$347,833	$340,706
Gross profit	211,976	236,500	212,477	224,086
Net income	121,306	77,232	39,069	30,711
Net loss (income) attributable to non-controlling interest	698	(1,687)	(654)	(808)
Net income attributable to stockholders	122,004	75,545	38,415	29,903

Weighted average shares outstanding:
Basic	122,945	121,181	118,697	118,001
Diluted	124,573	122,473	119,813	119,760
Earnings per share attributable to stockholders:
Basic	$0.99	$0.62	$0.32	$0.25
Diluted	$0.97	$0.62	$0.32	$0.25

	First	Second	Third	Fourth
Fiscal Year 2021	Quarter	Quarter	Quarter	Quarter
Net revenue	$346,887	$422,827	$469,923	$481,515
Gross profit	194,709	210,983	211,807	219,835
Net income	157,528	44,904	51,444	50,708
Net income attributable to non-controlling interest	(11,845)	(935)	(3,123)	(1,159)
Adjustment of redeemable limited partners' capital to redemption amount	(26,685)	—	—	—
Net income attributable to stockholders	118,998	43,969	48,321	49,549

Weighted average shares outstanding:
Basic	99,575	122,127	122,254	122,341
Diluted	100,130	122,919	123,116	124,055
Earnings per share attributable to stockholders:
Basic	$1.20	$0.36	$0.40	$0.41
Diluted	$1.19	$0.36	$0.39	$0.40

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Delinquent Section 16(a) Reports” and “Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
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
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, which initially was approved by our stockholders prior to our IPO and was approved most recently by our stockholders in December 2018. The following table sets forth certain information as of June 30, 2022 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	3,676,279	$30.38	4,669,729
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	3,676,279	$30.38	4,669,729
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
(c)As of June 30, 2022, reflects shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
(v) Consolidated Statements of Cash Flows
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2022
Allowance for credit losses	$2,284	1,244	730	$2,798
Deferred tax assets valuation allowance	35,913	(31,361)	—	4,552

Year ended June 30, 2021
Allowance for credit losses	$731	1,883	330	$2,284
Deferred tax assets valuation allowance	61,241	(25,328)	—	35,913

Year ended June 30, 2020
Allowance for credit losses	$739	669	677	$731
Deferred tax assets valuation allowance	48,769	12,472	—	61,241
All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(3) Exhibits
The exhibits listed in the accompanying Exhibit Index at the end of this Item 15 are filed as a part of this report.
(b) Exhibits
See Exhibit Index at the end of this Item 15.
(c) Separate Financial Statements and Schedule
None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of January 20, 2022 (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
4.1.1	Description of Securities (Incorporated by reference to Exhibit 4.1.1 of our Annual Report on Form 10-K filed on August 25, 2020)
10.1	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 7, 2018)+
10.2
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.3
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.3.1
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2022)+

10.4
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on August 23, 2018)+

10.5
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2017)+

10.6	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective August 5, 2020 (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 25, 2020)+
10.7
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig S. McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.8
Senior Executive Employment Agreement dated as of February 1, 2021 (effective May 1, 2021) by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 2, 2021)+

10.9
Executive Employment and Restrictive Covenant Agreement dated as of December 16, 2020 (effective January 1, 2021), by and between Lindsay Powers and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on February 2, 2021)+

10.10
Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on August 25, 2016)+

10.11
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed on August 25, 2016)+

10.12
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on August 23, 2017)+

10.13	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 23, 2020)+
10.14
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 11, 2016)+

10.15
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

Exhibit No.	Description
10.16
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective August 4, 2020) (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.17
Premier Healthcare Solutions, Inc. Amended and Restated Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.18
First Amendment to Credit Agreement, dated as of December 1, 2021, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, Premier Services, LLC and certain other subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and certain other parties thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 1, 2021)

10.19	Consulting Agreement, effective September 1, 2021, between Stephen R. D’Arcy and Premier, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2021)
10.20	Consulting Agreement, effective September 1, 2021, between David H. Langstaff and Premier, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2021)
10.21	Consulting Agreement, effective September 1, 2021, between William E. Mayer and Premier, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 7, 2021)
10.22	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 7, 2021)
21	Subsidiaries of the Company*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	August 16, 2022

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

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)
Michael J. Alkire		August 16, 2022

/s/ CRAIG S. MCKASSON	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)
Craig S. McKasson		August 16, 2022

/s/ JOHN T. BIGALKE
John T. Bigalke	Director	August 16, 2022

/s/ HELEN M. BOUDREAU
Helen M. Boudreau	Director	August 16, 2022

/s/ JODY R. DAVIDS
Jody R. Davids	Director	August 16, 2022

/s/ PETER S. FINE
Peter S. Fine	Director	August 16, 2022

/s/ MARC D. MILLER
Marc D. Miller	Director	August 16, 2022

/s/ MARVIN R. O’QUINN
Marvin R. O'Quinn	Director	August 16, 2022

/s/ TERRY D. SHAW
Terry D. Shaw	Director	August 16, 2022

/s/ RICHARD J. STATUTO
Richard J. Statuto	Director	August 16, 2022

/s/ ELLEN C. WOLF
Ellen C. Wolf	Director	August 16, 2022