Form 10-Q
period 2022-09-30
Premier, Inc.
filed 2022-11-01
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of October 27, 2022, there were 118,762,118 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this quarterly report for the three months ended September 30, 2022 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•the impact of the continuing financial and operational uncertainty due to the coronavirus pandemic and/or other pandemics, associated supply chain disruptions and inflation;
•global economic and political instability and conflicts, such as the ongoing conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations, including issues such as rising inflation and global supply-chain disruption;
•competition which could limit our ability to maintain or expand market share within our industry;
•continued consolidation in the healthcare industry;
•potential delays in recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;
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
•our ability to maintain third-party provider and strategic alliances and/or enter into new alliances;
•our ability to timely offer new and innovative products and services;
•the portion of our revenues that we receive from our largest members;
•risks and expenses related to future acquisition opportunities and/or integration of previous or future acquisitions;
•financial and operational risks associated with non-controlling investments in other businesses or other joint ventures that we do not control, particularly early-stage companies;
•pending and potential litigation;
•our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties and our own systems for providing services to our users;
•data loss or corruption due to failures or errors in our systems, service disruptions at our data centers, and/or breaches or failures of our security measures;
•the financial, operational and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations and/or result in the dissemination of proprietary or confidential information about us or our members or other third parties;
•our ability to use, disclose, de-identify or license data and/or effectively integrate third-party technologies;
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
•compliance with current or future laws, rules and regulations adopted by the Food and Drug Administration applicable to our software applications that may be considered medical devices;
•the impact of payments required under notes payable to former limited partners related to the early termination of the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) issued in connection with our August 2020 Restructuring (as defined below) on our overall cash flow and our ability to fully realize the expected tax benefits to match such fixed payment obligations under those notes payable;
•provisions in our certificate of incorporation and bylaws and provisions of Delaware law and other applicable laws that discourage or prevent strategic transactions, including a takeover of us;
•failure to maintain an effective system of internal controls over financial reporting and/or an inability to remediate any weaknesses identified and the related costs of remediation;
•the impact on the price of our Class A common stock if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of Class A common stock repurchased by us pursuant to any then-existing Class A common stock repurchase program and the timing of any such repurchases;
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) and this Quarterly Report on Form 10-Q.
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available on our website at http://investors.premierinc.com (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.
Certain Definitions
For periods prior to August 11, 2020, references to “member owners” are references to participants in our GPO programs that were also limited partners of Premier Healthcare Alliance L.P. (“Premier LP”), sometimes referred to as “LPs” or “former limited partners,” that held Class B common units of Premier LP and shares of our Class B common stock.
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
References to the “Subsidiary Reorganization” are references to an internal legal reorganization of our corporate subsidiaries in December 2021 for the purpose of simplifying our subsidiary reporting structure. For additional information and details regarding the Subsidiary Reorganization, see our Quarterly Report for the period ended December 31, 2021.
References to “Prior Premier GP” are references to our former wholly owned subsidiary Premier Services, LLC, which was merged with and into Premier, Inc., with Premier, Inc. being the surviving entity as part of the Subsidiary Reorganization.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2022	June 30, 2022
Assets
Cash and cash equivalents	$176,630	$86,143
Accounts receivable (net of $1,127 and $2,043 allowance for credit losses, respectively)	105,226	114,129
Contract assets (net of $838 and $755 allowance for credit losses, respectively)	277,571	260,061
Inventory	123,881	119,652
Prepaid expenses and other current assets	55,655	65,581
Total current assets	738,963	645,566
Property and equipment (net of $600,970 and $578,644 accumulated depreciation, respectively)	208,862	213,379
Intangible assets (net of $228,034 and $217,582 accumulated amortization, respectively)	346,120	356,572
Goodwill	999,913	999,913
Deferred income tax assets	722,876	725,032
Deferred compensation plan assets	41,636	47,436
Investments in unconsolidated affiliates	215,436	215,545
Operating lease right-of-use assets	36,897	39,530
Other assets	109,038	114,154
Total assets	$3,419,741	$3,357,127

Liabilities and stockholders' equity
Accounts payable	$59,803	$44,631
Accrued expenses	39,342	40,968
Revenue share obligations	247,830	245,395
Accrued compensation and benefits	54,968	93,638
Deferred revenue	28,286	30,463
Current portion of notes payable to former limited partners	98,271	97,806
Line of credit and current portion of long-term debt	252,215	153,053
Other current liabilities	57,286	47,183
Total current liabilities	838,001	753,137
Long-term debt, less current portion	1,008	2,280
Notes payable to former limited partners, less current portion	176,446	201,188
Deferred compensation plan obligations	41,636	47,436
Deferred consideration, less current portion	28,864	28,702
Operating lease liabilities, less current portion	30,237	32,960
Other liabilities	42,130	42,574
Total liabilities	1,158,322	1,108,277
Commitments and contingencies (Note 13)

	September 30, 2022	June 30, 2022
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 125,175,648 shares issued and 118,746,273 shares outstanding at September 30, 2022 and 124,481,610 shares issued and 118,052,235 shares outstanding at June 30, 2022	1,252	1,245
Treasury stock, at cost; 6,429,375 shares at both September 30, 2022 and June 30, 2022	(250,129)	(250,129)
Additional paid-in capital	2,161,000	2,166,047
Retained earnings	349,309	331,690
Accumulated other comprehensive income	(13)	(3)
Total stockholders' equity	2,261,419	2,248,850
Total liabilities and stockholders' equity	$3,419,741	$3,357,127
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Net revenue:
Net administrative fees	$150,006	$149,462
Software licenses, other services and support	105,006	97,255
Services and software licenses	255,012	246,717
Products	58,861	118,430
Net revenue	313,873	365,147
Cost of revenue:
Services and software licenses	54,014	43,809
Products	57,874	109,362
Cost of revenue	111,888	153,171
Gross profit	201,985	211,976
Operating expenses:
Selling, general and administrative	132,050	127,814
Research and development	975	994
Amortization of purchased intangible assets	10,452	10,889
Operating expenses	143,477	139,697
Operating income	58,508	72,279
Equity in net income of unconsolidated affiliates	8,243	7,058
Interest expense, net	(2,859)	(2,788)
Gain on FFF Put and Call Rights	—	64,110
Other expense, net	(2,164)	(320)
Other income, net	3,220	68,060
Income before income taxes	61,728	140,339
Income tax expense	18,769	19,033
Net income	42,959	121,306
Net (income) loss attributable to non-controlling interest	(243)	698
Net income attributable to stockholders	$42,716	$122,004

Comprehensive income:
Net income	$42,959	$121,306
Comprehensive (income) loss attributable to non-controlling interest	(243)	698
Foreign currency translation loss	(10)	—
Comprehensive income attributable to stockholders	$42,706	$122,004

Weighted average shares outstanding:
Basic	118,351	122,945
Diluted	120,033	124,573

Earnings per share attributable to stockholders:
Basic	$0.36	$0.99
Diluted	$0.36	$0.97
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$(3)	$331,690	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	—	42,959	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	—	(243)	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	—	(25,097)	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	(10)	—	(10)
Balance at September 30, 2022	118,746	$1,252	6,429	$(250,129)	$2,161,000	$(13)	$349,309	$2,261,419

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	1,225	—	—	2,059,194	169,474	2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	22,851	—	22,864
Treasury stock	(1,091)	—	1,091	(42,628)	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	7,554	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(9,171)	—	(9,171)
Net income	—	—	—	—	—	121,306	121,306
Net loss attributable to non-controlling interest	—	—	—	—	(698)	698	—
Dividends ($0.20 per share)	—	—	—	—	—	(24,877)	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	23,145	—	23,145
Balance at September 30, 2021	122,681	1,238	1,091	(42,628)	2,102,875	266,601	2,328,086
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2022	2021
Operating activities
Net income	$42,959	$121,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,891	31,485
Equity in net income of unconsolidated affiliates	(8,243)	(7,058)
Deferred income taxes	2,156	18,700
Stock-based compensation	7,136	7,554
Gain on FFF Put and Call Rights	—	(64,110)
Other	10,035	518
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	22,495	22,682
Contract assets	(11,856)	(5,876)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(23,822)	(70,014)
Net cash provided by operating activities	74,751	55,187
Investing activities
Purchases of property and equipment	(18,930)	(21,050)
Acquisition of businesses and equity method investments, net of cash acquired	—	(26,000)
Other	(1,300)	—
Net cash used in investing activities	(20,230)	(47,050)
Financing activities
Payments made on notes payable	(26,387)	(26,692)
Proceeds from credit facility	100,000	175,000
Payments on credit facility	—	(75,000)
Proceeds from exercise of stock options under equity incentive plan	644	22,864
Cash dividends paid	(25,218)	(24,852)
Repurchase of Class A common stock (held as treasury stock)	—	(38,151)
Other	(13,063)	13,974
Net cash provided by financing activities	35,976	47,143
Effect of exchange rate changes on cash flows	(10)	—
Net increase in cash and cash equivalents	90,487	55,280
Cash and cash equivalents at beginning of period	86,143	129,141
Cash and cash equivalents at end of period	$176,630	$184,421
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading healthcare performance improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. The Company also provides services to other businesses, including food service, schools and universities.
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 13 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that allow employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program; and RemitraTM, the Company’s digital invoicing and payables business which provides financial support services to healthcare providers and suppliers.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2022 Annual Report.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	$—	$4,477
Non-cash additions to property and equipment	—	1,628
Accrued dividend equivalents	156	149
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including, but not limited to, estimates for net administrative fees revenue, software licenses, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, reserves for net realizable value of inventory, obsolete inventory, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2022 Annual Report.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company will early adopt ASU 2021-08 during the second quarter of fiscal 2023 and as such, this new standard will be effective for the Company for business combinations occurring in the current fiscal year. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.
(3) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income
	Carrying Value		Three Months Ended September 30,
	September 30, 2022	June 30, 2022	2022	2021
FFF	$134,696	$137,162	$7,187	$5,945
Exela	27,871	27,733	138	—
Qventus	16,000	16,000	—	—
Prestige	15,777	15,597	180	758
Other investments	21,092	19,053	738	355
Total investments	$215,436	$215,545	$8,243	$7,058
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at September 30, 2022 and June 30, 2022.

The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at September 30, 2022. At September 30, 2022, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at September 30, 2022. At September 30, 2022, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
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
(4) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	46,291	46,291	—	—
Total assets	46,366	46,366	—	—

Earn-out liabilities	22,361	—	—	22,361
Total liabilities	$22,361	$—	$—	$22,361

June 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	52,718	52,718	—	—
Total assets	52,793	52,793	—	—

Earn-out liabilities	22,789	—	—	22,789
Total liabilities	$22,789	$—	$—	$22,789
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($4.7 million and $5.3 million at September 30, 2022 and June 30, 2022, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key

Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of September 30, 2022 and June 30, 2022, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
Earn-out liabilities
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability is classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.8% at September 30, 2022 and 1.6% at June 30, 2022. As of September 30, 2022 and June 30, 2022, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at September 30, 2022 and June 30, 2022 was $22.4 million and $22.8 million, respectively.
Acurity and Nexera Earn-out (a)

Input assumptions	As of September 30, 2022	As of June 30, 2022
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.8%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Settlements(a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended September 30, 2022
Earn-out liabilities	$22,789	$—	$(428)	$22,361
Total Level 3 liabilities	$22,789	$—	$(428)	$22,361

Three Months Ended September 30, 2021
Earn-out liabilities	$24,249	$—	$119	$24,368
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$119	$24,368
_________________________________
(a)Settlements for the three months ended September 30, 2021 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the three months ended September 30, 2020. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 7 - Debt and Notes Payable). As of September

30, 2022 and June 30, 2022, the notes payable to former limited partners were recorded net of discounts of $7.7 million and $9.1 million, respectively.
During the three months ended September 30, 2022, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were less than their carrying value by $0.1 million at both September 30, 2022 and June 30, 2022 based on assumed market interest rates of 1.6% for both periods.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 7 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(5) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2022 that was included in the opening balance of deferred revenue at June 30, 2022 was $15.1 million, which is a result of satisfying certain performance obligations.
Performance Obligations
A performance obligation is a contractual obligation to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the agreement to transfer individual goods or services is not separately identifiable from other contractual obligations and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, SaaS subscription fees, maintenance and support fees, and professional fees for consulting services).
Refer to the Company’s significant accounting policies in the 2022 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $3.0 million was recognized during the three months ended September 30, 2022 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.7 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $1.7 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $1.4 million was recognized during the three months ended September 30, 2021 from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by a $1.8 million increase in net administrative fees revenue related to under-forecasted cash receipts received in the current period, partially offset by a reduction of $0.4 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $707.5 million. The Company expects to recognize approximately 41% of the remaining performance obligations over the next 12 months and an additional 24% over the following 12 months, with the remainder recognized thereafter.
(6) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At September 30, 2022 and June 30, 2022, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $388.5 million and $611.4 million, respectively.

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30, 2022	June 30, 2022
Member relationships	14.7 years	$386,100	$386,100
Technology	7.2 years	98,017	98,017
Customer relationships	10.4 years	47,830	47,830
Trade names	6.9 years	17,210	17,210
Non-compete agreements	5.2 years	17,315	17,315
Other (a)	10.2 years	7,682	7,682
Total intangible assets		574,154	574,154
Accumulated amortization		(228,034)	(217,582)
Total intangible assets, net		$346,120	$356,572
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
Intangible asset amortization was $10.5 million and $10.9 million for the three months ended September 30, 2022 and 2021, respectively.
(7) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Credit facility	$250,000	$150,000
Notes payable to members, net of discount	274,717	298,994
Other notes payable	3,223	5,333
Total debt and notes payable	527,940	454,327
Less: current portion	(350,486)	(250,859)
Total long-term debt and notes payable	$177,454	$203,468
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI, as Co-Borrowers, and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into an unsecured Credit Facility, dated as of November 9, 2018, and amended as of December 1, 2021, (the “Credit Facility”).
Outstanding borrowings under the Credit Facility bear interest on a variable rate structure with borrowings bearing interest at either London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. At September 30, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 3.729% and the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.100%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at September 30, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $250.0 million in outstanding borrowings under the Credit Facility at September 30, 2022 with $749.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the three months ended September 30, 2022, the Company borrowed $100.0 million under the Credit Facility. During the three months ended September 30, 2022, the Company did not make any payments on outstanding borrowings under the Credit Facility. In October 2022, the Company borrowed $125.0 million under the Credit Facility to partially fund the asset acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) (see Note 14 - Subsequent Events for further information).
Notes Payable
Notes Payable to Former Limited Partners
At September 30, 2022, the Company had $274.7 million of notes payable to former LPs, net of discounts on notes payable of $7.7 million, of which $98.3 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2022, the Company had $299.0 million of notes payable to former LPs, net of discounts on notes payable of $9.1 million, of which $97.8 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At September 30, 2022 and June 30, 2022, the Company had $3.2 million and $5.3 million in other notes payable, respectively, of which $2.2 million and $3.1 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(8) STOCKHOLDERS' EQUITY
As of September 30, 2022, there were 118,746,273 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
During the three months ended September 30, 2022, the Company paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock to stockholders of record on September 1, 2022. On October 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2022 to stockholders of record on December 1, 2022.
(9) EARNINGS PER SHARE
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$42,716	$122,004

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$42,716	$122,004
Net loss attributable to non-controlling interest	—	(698)
Net income for diluted earnings per share	$42,716	$121,306

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	118,351	122,945
Effect of dilutive securities: (c)
Stock options	146	310
Restricted stock	563	492
Performance share awards	973	826
Diluted weighted average shares and assumed conversions	120,033	124,573

Earnings per share attributable to stockholders:
Basic	$0.36	$0.99
Diluted	$0.36	$0.97
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net income	$42,959	$121,306
Net (income) loss attributable to non-controlling interest	(243)	698
Net income attributable to stockholders	$42,716	$122,004
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the three months ended September 30, 2022 and 2021.
(c)For the three months ended September 30, 2022, the effect of 0.2 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three months ended September 30, 2021, the effect of 0.3 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.2 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(10) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a rate of 26% for the three months ended September 30, 2022 and 2021, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 11 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Pre-tax stock-based compensation expense	$7,136	$7,554
Less: deferred tax benefit (a)	947	1,281
Total stock-based compensation expense, net of tax	$6,189	$6,273
_________________________________

(a)For the three months ended September 30, 2022 and 2021, the deferred tax benefit was reduced by $0.9 million and $0.7 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of September 30, 2022, there were 3.9 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2022:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2022	1,201,130	$35.59	1,578,795	$33.66	896,354	$30.38
Granted	366,942	37.18	823,009	35.34	—	—
Vested/exercised	(198,261)	36.55	(826,743)	36.35	(20,680)	32.90
Forfeited	(37,530)	35.53	(34,372)	32.63	(1,614)	35.65
Outstanding at September 30, 2022	1,332,281	$35.88	1,540,689	$33.12	874,060	$30.31

Stock options outstanding and exercisable at June 30, 2022					874,060	$30.31
Restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options generally vest in equal annual installments over three years. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire either twelve months after an employee’s termination with the Company or 90 days after an employee’s termination with the Company, depending on the termination circumstances.
Unrecognized stock-based compensation expense at September 30, 2022 was as follows (in thousands). At September 30, 2022, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$30,831	2.3 years
Performance share awards	34,649	2.1 years
Total unrecognized stock-based compensation expense	$65,480	2.2 years
The aggregate intrinsic value of stock options at September 30, 2022 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$3,416
Exercised during the year ended September 30, 2022	71

(11) INCOME TAXES
Income tax expense for the three months ended September 30, 2022, and 2021 was $18.8 million and $19.0 million, respectively, which reflects effective tax rates of 30% and 14%, respectively. The change in the effective tax rate for the three months ended September 30, 2022 is primarily driven by the prior year valuation allowance release resulting from the Subsidiary Reorganization. Excluding the valuation allowance release, the effective tax rate would have been 28% for the three months ended September 30, 2021 with the remaining difference primarily related to state legislative changes in the current year.
(12) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2022 and 2021 was $2.5 million and $2.6 million, respectively. As of September 30, 2022, the weighted average remaining lease term was 3.7 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2022	June 30, 2022
2023 (a)	$9,112	$12,131
2024	12,267	12,267
2025	12,301	12,301
2026	9,005	9,005
2027	1,324	1,323
Total future minimum lease payments	44,009	47,027
Less: imputed interest	3,029	3,445
Total operating lease liabilities (b)	$40,980	$43,582
_________________________________
(a)As of September 30, 2022, future minimum lease payments are for the period from October 1, 2022 to June 30, 2023.
(b)As of September 30, 2022, total operating lease liabilities included $10.7 million within other current liabilities in the Condensed Consolidated Balance Sheets.
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
(13) SEGMENTS
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

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2022	2021
Net revenue:
Supply Chain Services
Net administrative fees	$150,006	$149,462
Software licenses, other services and support	10,826	8,924
Services and software licenses	160,832	158,386
Products	58,861	118,430
Total Supply Chain Services (a)	219,693	276,816
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	47,767	46,704
Consulting services	17,615	15,060
Software licenses	5,992	8,401
Other	22,815	18,166
Total Performance Services (a)	94,189	88,331
Total segment net revenue	313,882	365,147
Eliminations (a)	(9)	—
Net revenue	$313,873	$365,147
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Depreciation and amortization expense (a):
Supply Chain Services	$14,250	$13,144
Performance Services	17,416	16,109
Corporate	2,225	2,232
Total depreciation and amortization expense	$33,891	$31,485

Capital expenditures:
Supply Chain Services	$6,735	$8,157
Performance Services	12,186	11,023
Corporate	9	1,870
Total capital expenditures	$18,930	$21,050

	September 30, 2022	June 30, 2022
Total assets:
Supply Chain Services	$1,401,646	$1,406,108
Performance Services	1,063,999	1,054,687
Corporate	954,101	896,336
Total assets	3,419,746	3,357,131
Eliminations (b)	(5)	(4)
Total assets, net	$3,419,741	$3,357,127

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
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Income before income taxes	$61,728	$140,339
Equity in net income of unconsolidated affiliates (a)	(8,243)	(7,058)
Interest expense, net	2,859	2,788
Gain on FFF Put and Call Rights (b)	—	(64,110)
Other expense, net	2,164	320
Operating income	58,508	72,279
Depreciation and amortization	23,439	20,596
Amortization of purchased intangible assets	10,452	10,889
Stock-based compensation (c)	7,349	7,751
Acquisition- and disposition-related expenses	2,160	3,421
Strategic initiative and financial restructuring-related expenses	1,520	25
Equity in net income of unconsolidated affiliates (a)	8,243	7,058
Deferred compensation plan expense (d)	(2,370)	(318)
Other reconciling items, net	79	2
Non-GAAP Adjusted EBITDA	$109,380	$121,703

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$121,194	$129,269
Performance Services (e)	19,368	23,715
Corporate	(31,182)	(31,281)
Non-GAAP Adjusted EBITDA	$109,380	$121,703
_________________________________
(a)Refer to Note 3 - Investments for more information.
(b)Refer to Note 4 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.2 million for both the three months ended September 30, 2022 and 2021, respectively.
(d)Represents realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(e)Includes intersegment revenue which is eliminated in consolidation.

(14) SUBSEQUENT EVENTS
On October 13, 2022, the Company, through its consolidated subsidiary Contigo Health, LLC (“Contigo Health”), acquired certain assets (the “Transferred Assets”) of TRPN, including contracts with more than 900,000 providers (collectively, the “Assumed Contracts”), and agreed to assume certain liabilities and obligations of TRPN with regard to the Assumed Contracts (referred to as the “Transaction”). The Transferred Assets relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians, and other non-acute providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN.
The purchase price paid by the Company completed the Transaction consisted of cash of $177.5 million (“Purchase Price”), funded with borrowings under the Credit Facility and cash on hand of which $17.8 million was placed in escrow to satisfy indemnification obligations of TRPN to Contigo Health and its affiliates and other parties related thereto under the purchase agreement governing the Transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program, and digital invoicing and payment processes for healthcare providers and suppliers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net revenue	$313,873	$365,147
Net income	42,959	121,306
Non-GAAP Adjusted EBITDA	109,380	121,703
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
Segment net revenue for the three months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Change		% of Net Revenue
Net revenue:	2022	2021	2022	2021	2022	2021
Supply Chain Services	$219,693	$276,816	$(57,123)	(21)%	70%	76%
Performance Services	94,189	88,331	5,858	7%	30%	24%
Segment net revenue	$313,882	$365,147	$(51,265)	(14)%	100%	100%
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
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payor markets; Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program; and RemitraTM, our digital invoicing and payables business which provides financial support services to healthcare providers and suppliers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2022 Annual Report.
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
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for our products and services as a result of the COVID-19 pandemic. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. In the second half of fiscal 2022 through the current period of fiscal 2023, demand and pricing for PPE, drugs and other supplies decreased resulting in a decline in revenue relative to the previous two fiscal years. Patients, hospitals and other medical facilities continue to defer some elective procedures and routine medical visits due to ongoing and continuing uncertainty from COVID-19 outbreaks or variants thereof, or as a result of restrictive government orders or advisories. While demand for many supplies and services not related to COVID-19 may continue to decline in fiscal 2023, rolling shortages of products and drugs needed for routine procedures, such as contrast media and flush syringes, could have an impact on demand for hospital services and the financial conditions of providers, particularly those forced to procure such products through resellers.
•Increased labor costs. Labor shortages and the resulting increases to the cost of labor are an ongoing challenge to the healthcare providers we serve. Limited availability of staff resources and rolling staff shortages may continue to impair the ability of existing staff to manage product and service procurement. While our non-acute and non-healthcare businesses, such as education and hospitality customers, experienced a rebound in fiscal 2022, the recovery may be hampered by future COVID-19 outbreaks or variants, which are highly uncertain and cannot be accurately predicted.
•Limited access to our members’ facilities that impacts our ability to fulfill our contractual requirements. While some of our hospital customers have allowed increased access to their facilities by non-patients, including our field teams, consultants and other professionals, there are many that still are not permitting onsite access outside of their staff. Hospital imposed travel restrictions are also impacting some customers’ ability to participate in face-to-face events with us, such as committee meetings and conferences, which limits our ability to build on customer relationships. The long-term continuation, or any future recurrence of these circumstances, may negatively impact the ability of our employees to effectively deliver existing or sell new products and services to our members and could negatively affect the performance of our existing contracts.
•Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain has been materially disrupted due to personnel shortages associated with ongoing COVID-19 rates of infection, stay-at-home orders, rapidly escalating shipping costs, raw material availability, material logistical delays due to port congestion and general labor constraints. Stay-at-home orders and other restrictions in response to the COVID-19 pandemic, particularly in China, have impacted and continue to impact our access to products for our members. Staffing or personnel shortages due to stay-at-home orders and quarantines, or other public health measures, have impacted and, in the future, may impact us and our members, other customers or suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there have been widespread shortages in certain product categories. If the supply chain for materials used in the products purchased by our members through our GPO or products contract manufactured through our direct sourcing business continue to be adversely impacted by the COVID-19 pandemic, our supply chain may continue to be disrupted. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
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
•Managing the evolving regulatory environment. In response to the COVID-19 pandemic and variants thereof, federal, state and local governments are issuing new rules, regulations, orders and advisories and changing reimbursement eligibility rules on a regular basis. These government actions can impact us and our members, other customers and suppliers.
The ultimate impact of COVID-19, variants thereof, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, variants thereof, recurrences, or future similar pandemics may also exacerbate many of the other risks described in Item 1A. “Risk Factors” section of the 2022 Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of the COVID-19 pandemic, variants thereof, recurrences or similar pandemics could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through fiscal 2023 and beyond.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine which resulted in sanctions, export controls and other measures imposed against Russia, Belarus and specific areas within Ukraine. As the war endures, it continues to affect the global economy and financial markets, as well as exacerbating ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption. We continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and prepare for any implications that the war may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See Item 1A. “Risk Factors” in our 2022 Annual Report.
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2022 Annual Report.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of net administrative fees revenue, software licenses, other services and support revenue, and products revenue.
Supply Chain Services
Supply Chain Services revenue is comprised of:
•net administrative fees revenue which consists of gross administrative fees received from suppliers, reduced by the amount of revenue share paid to members;
•software licenses, other services and support revenue which consist of supply chain co-management and purchased services revenue; and
•products revenue which consists of inventory sales.

The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the number of members and other customers that purchase products through our direct sourcing activities and the impact of competitive pricing. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Performance Services
Performance Services revenue is comprised of the following software licenses, other services and support revenue:
•healthcare information technology license and SaaS-based clinical, margin improvement and value-based care products subscriptions, license fees, professional fees for consulting services, performance improvement collaborative and other service subscriptions and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform;
•third-party administrator fees and fees from the centers of excellence program for Contigo Health; and
•fees from healthcare product suppliers and service providers for Remitra.
Our Performance Services growth will depend upon the expansion of our PINC AI technology and services platform to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products, our ability to sell enterprise analytics licenses to new and existing customers at rates sufficient to offset the loss of recurring SaaS-based revenue due to the conversion to an enterprise analytics license, expansion into new markets and expansion of our Contigo Health and Remitra businesses to new and existing members.
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
Cost of products revenue consists of purchase and shipment costs for direct sourced medical and commodity products and is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Operating Expenses
Operating expenses includes selling, general and administrative (“SG&A”) expenses, research and development expenses and amortization of purchased intangible assets.
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and financial restructuring-related expenses, indirect costs such as insurance, professional fees and other general overhead expenses, and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.

Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in FFF Enterprises, Inc. (“FFF”), Exela Holdings, Inc. (“Exela”), and Prestige Ameritech Ltd. (“Prestige”) (see Note 3 - Investments). Other income, net, also includes the fiscal year 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 4 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense
See Note 11 - Income Taxes for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At September 30, 2022, we recognized net income attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively, by member health systems or their affiliates. PRAM, DePre and ExPre are investments we made as part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of September 30, 2022, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (v) assuming, for periods prior to our August 2020 Restructuring, the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 9 - Earnings Per Share).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.

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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest that primarily resulted from member owner exchanges of Class B common units for shares of Class A common stock. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow allows us to enhance stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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

Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 26% and 21% for the three months ended September 30, 2022 and 2021, respectively. The 21% tax rate in fiscal year 2022 was primarily due to the benefit from the release of $32.9 million of valuation allowance of our deferred tax asset as a result of the Subsidiary Reorganization.
Of the $32.9 million valuation allowance released in fiscal year 2022, $17.6 million was included in the estimated annual effective tax rate calculation to the extent such carryforwards were projected to offset fiscal year 2022 ordinary income. The remaining $15.3 million of valuation allowance released was included as a discrete item in the three months ended September 30, 2021.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million for both the three months ended September 30, 2022 and 2021 (see Note 10 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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
Gain on FFF Put and Call Rights
See Note 4 - Fair Value Measurements to the accompanying condensed consolidated financial statements.
Other reconciling items
Other reconciling items include, but are not limited to, gains and losses on disposal of long-lived assets and imputed interest on notes payable to former limited partners.

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$150,006	48%	$149,462	41%
Software licenses, other services and support	105,006	33%	97,255	27%
Services and software licenses	255,012	81%	246,717	68%
Products	58,861	19%	118,430	32%
Net revenue	313,873	100%	365,147	100%
Cost of revenue:
Services and software licenses	54,014	17%	43,809	12%
Products	57,874	18%	109,362	30%
Cost of revenue	111,888	36%	153,171	42%
Gross profit	201,985	64%	211,976	58%
Operating expenses	143,477	46%	139,697	38%
Operating income	58,508	19%	72,279	20%
Other income, net	3,220	1%	68,060	19%
Income before income taxes	61,728	20%	140,339	38%
Income tax expense	18,769	6%	19,033	5%
Net income	42,959	14%	121,306	33%
Net (income) loss attributable to non-controlling interest	(243)	—%	698	—%
Net income attributable to stockholders	$42,716	14%	$122,004	33%

Earnings per share attributable to stockholders:
Basic	$0.36		$0.99
Diluted	$0.36		$0.97
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data).

	Three Months Ended September 30,
	2022		2021
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$109,380	35%	$121,703	33%
Non-GAAP Adjusted Net Income	62,512	20%	79,141	22%
Non-GAAP Adjusted Earnings Per Share	0.52	nm	0.64	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands).

	Three Months Ended September 30,
	2022	2021
Net income	$42,959	$121,306
Interest expense, net	2,859	2,788
Income tax expense	18,769	19,033
Depreciation and amortization	23,439	20,596
Amortization of purchased intangible assets	10,452	10,889
EBITDA	98,478	174,612
Stock-based compensation	7,349	7,751
Acquisition- and disposition-related expenses	2,160	3,421
Strategic initiative and financial restructuring-related expenses	1,520	25
Gain on FFF Put and Call Rights	—	(64,110)
Other reconciling items, net (a)	(127)	4
Adjusted EBITDA	$109,380	$121,703

Income before income taxes	$61,728	$140,339
Equity in net income of unconsolidated affiliates	(8,243)	(7,058)
Interest expense, net	2,859	2,788
Gain on FFF Put and Call Rights	—	(64,110)
Other expense, net	2,164	320
Operating income	58,508	72,279
Depreciation and amortization	23,439	20,596
Amortization of purchased intangible assets	10,452	10,889
Stock-based compensation	7,349	7,751
Acquisition- and disposition-related expenses	2,160	3,421
Strategic initiative and financial restructuring-related expenses	1,520	25
Equity in net income of unconsolidated affiliates	8,243	7,058
Deferred compensation plan expense	(2,370)	(318)
Other reconciling items, net (b)	79	2
Adjusted EBITDA	$109,380	$121,703

	Three Months Ended September 30,
	2022	2021
Segment Adjusted EBITDA:
Supply Chain Services	$121,194	$129,269
Performance Services	19,368	23,715
Corporate	(31,182)	(31,281)
Adjusted EBITDA	$109,380	$121,703
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented (in thousands).

	Three Months Ended September 30,
	2022	2021
Net income attributable to stockholders	$42,716	$122,004
Net income (loss) attributable to non-controlling interest	243	(698)
Income tax expense	18,769	19,033
Amortization of purchased intangible assets	10,452	10,889
Stock-based compensation	7,349	7,751
Acquisition- and disposition-related expenses	2,160	3,421
Strategic initiative and financial restructuring-related expenses	1,520	25
Gain on FFF Put and Call Rights	—	(64,110)
Other reconciling items, net (a)	1,267	1,863
Non-GAAP adjusted income before income taxes	84,476	100,178
Income tax expense on adjusted income before income taxes (b)	21,964	21,037
Non-GAAP Adjusted Net Income	$62,512	$79,141

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	118,351	122,945
Dilutive securities	1,682	1,628
Weighted average shares outstanding - diluted	120,033	124,573
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% and 21% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2022 and 2021, respectively.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented.

	Three Months Ended September 30,
	2022	2021
Earnings per share attributable to stockholders	$0.36	$0.99
Net income (loss) attributable to non-controlling interest	—	(0.01)
Income tax expense	0.16	0.15
Amortization of purchased intangible assets	0.09	0.09
Stock-based compensation	0.06	0.06
Acquisition- and disposition-related expenses	0.02	0.03
Strategic initiative and financial restructuring-related expenses	0.01	—
Gain on FFF Put and Call Rights	—	(0.52)
Other reconciling items, net (a)	0.01	0.02
Impact of corporation taxes (b)	(0.19)	(0.17)
Non-GAAP Adjusted Earnings Per Share	$0.52	$0.64
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% and 21% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2022 and 2021, respectively.

Consolidated Results - Comparison of the Three Months Ended September 30, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $51.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to decrease of $59.6 million in products revenue, partially offset by an increase of $7.8 million in software licenses, other services and support revenue.
Cost of Revenue
Cost of revenue decreased by $41.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to a decrease of $51.5 million in cost of products revenue, partially offset by an increase of $10.2 million in cost of services and software licenses revenue.
Operating Expenses
Operating expenses increased by $3.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase of $4.2 million in SG&A expenses.
Other Income, Net
Other income, net decreased by $64.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the prior year gain on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability in fiscal year 2022 as well as an increase of $1.9 million in other expense, net. These changes were partially offset by an increase of $1.2 million in equity in net income of unconsolidated affiliates.
Income Tax Expense
For the three months ended September 30, 2022 and 2021, we recorded tax expense of $18.8 million and $19.0 million, respectively. The tax expense recorded during the three months ended September 30, 2022 and 2021 resulted in effective tax rates of 30% and 14%, respectively. The change in the effective tax rate is primarily attributable to the impact of the Subsidiary Reorganization on the prior year effective tax rate. (See Note 11 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased by $0.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an decrease in the portion of net income attributable to non-controlling interests in PRAM, DePre, ExPre and Contigo Health.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $12.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by decreases of $8.1 million and $4.3 million in Supply Chain Services and Performance Services, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Net revenue:
Net administrative fees	$150,006	$149,462	$544	—%
Software licenses, other services and support	10,826	8,924	1,902	21%
Services and software licenses	160,832	158,386	2,446	2%
Products	58,861	118,430	(59,569)	(50)%
Net revenue	219,693	276,816	(57,123)	(21)%
Cost of revenue:
Services and software licenses	5,208	3,370	1,838	55%
Products	57,874	109,362	(51,488)	(47)%
Cost of revenue	63,082	112,732	(49,650)	(44)%
Gross profit	156,611	164,084	(7,473)	(5)%
Operating expenses:
Selling, general and administrative	50,023	48,044	1,979	4%
Research and development	128	164	(36)	(22)%
Amortization of purchased intangible assets	8,083	8,137	(54)	(1)%
Operating expenses	58,234	56,345	1,889	3%
Operating income	98,377	107,739	(9,362)	(9)%
Depreciation and amortization	6,167	5,007
Amortization of purchased intangible assets	8,083	8,137
Acquisition- and disposition-related expenses	509	1,553
Equity in net income of unconsolidated affiliates	8,007	6,830
Other reconciling items, net	51	3
Segment Adjusted EBITDA	$121,194	$129,269	$(8,075)	(6)%
Comparison of the Three Months Ended September 30, 2022 to 2021
Net Revenue
Supply Chain Services segment net revenue decreased by $57.1 million, or 21%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by a decrease of $59.6 million in products revenue, partially offset by an increase of $1.9 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees were flat compared to prior year.
Products Revenue
Products revenue decreased by $59.6 million, or 50%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily driven by lower demand for and pricing of personal protective equipment (“PPE”) and other high-demand supplies as a result of the state of the COVID-19 pandemic. As the COVID-19 pandemic continues to subside and becomes more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period products revenue.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $1.9 million, or 21%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in supply chain co-management fees and SaaS-based purchased services revenue.

Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $49.7 million, or 44%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily attributable to the decrease in products revenue and the corresponding decrease in cost of products revenue of $51.5 million due to the prior year increase in demand partially offset by fluctuations in product costs and higher logistics costs in the current year. As the COVID-19 pandemic continues to subside and become more manageable, we expect further stabilization of the market for some of these products and, accordingly, a decrease in period-over-period cost of products revenue.
Operating Expenses
Supply Chain Services segment operating expenses increased by $1.9 million, or 3%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase of $2.0 million in SG&A expenses driven by increases in personnel costs and depreciation and amortization expense partially offset by a decrease in acquisition- and disposition-related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $8.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to unfavorable product sales mix driven by higher products costs on corresponding revenues as well as higher logistics costs in our direct sourcing business.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$47,767	$46,704	$1,063	2%
Consulting services	17,615	15,060	2,555	17%
Software licenses	5,992	8,401	(2,409)	(29)%
Other	22,815	18,166	4,649	26%
Net revenue	94,189	88,331	5,858	7%
Cost of revenue:
Services and software licenses	48,806	40,439	8,367	21%
Cost of revenue	48,806	40,439	8,367	21%
Gross profit	45,383	47,892	(2,509)	(5)%
Operating expenses:
Selling, general and administrative	42,131	38,800	3,331	9%
Research and development	846	830	16	2%
Amortization of purchased intangible assets	2,369	2,752	(383)	(14)%
Operating expenses	45,346	42,382	2,964	7%
Operating income	37	5,510	(5,473)	(99)%
Depreciation and amortization	15,047	13,357
Amortization of purchased intangible assets	2,369	2,752
Acquisition- and disposition-related expenses	1,651	1,868
Equity in net income of unconsolidated affiliates	236	228
Other reconciling items, net	28	—
Segment Adjusted EBITDA	$19,368	$23,715	$(4,347)	(18)%
Comparison of the Three Months Ended September 30, 2022 to 2021
Net Revenue
Net revenue in our Performance Services segment increased by $5.9 million, or 7%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to growth of $4.6 million in other revenue which includes the growth in Contigo Health and Remitra as well as growth of $2.6 million in consulting services under our PINC AI platform. These increases were partially offset by a decrease of $2.4 million in software licenses driven by timing of enterprise analytics license agreements.
Cost of Revenue
Performance Services segment cost of revenue increased by $8.4 million, or 21%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in consulting services expenses as well as higher personnel costs associated with increased headcount to support revenue growth.
Operating Expenses
Performance Services segment operating expenses increased by $3.0 million, or 7%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by an increase of $3.3 million in SG&A expenses due to higher personnel costs associated with increased headcount primarily in our Remitra and Contigo Health businesses.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $4.3 million, or 18%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to higher cost of revenue and operating expenses driven by increases in consulting services expenses and personnel costs to support revenue growth partially offset by revenue growth.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Selling, general and administrative	$39,906	$40,970	$(1,064)	(3)%
Operating expenses	39,906	40,970	(1,064)	(3)%
Operating loss	(39,906)	(40,970)	1,064	(3)%
Depreciation and amortization	2,225	2,232
Stock-based compensation	7,349	7,750
Strategic initiative and financial restructuring-related expenses	1,520	25
Deferred compensation plan expense	(2,370)	(318)
Other reconciling items, net	—	—
Adjusted EBITDA	$(31,182)	$(31,281)	$99	—%
Comparison of the Three Months Ended September 30, 2022 to 2021
Operating Expenses
Corporate operating expenses decreased by $1.1 million, or 3%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a decrease in deferred compensation plan expense as a result of market changes.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of September 30, 2022 and June 30, 2022, we had cash and cash equivalents of $176.6 million and $86.1 million, respectively. As of September 30, 2022 and June 30, 2022, there was $250.0 million and $150.0 million, respectively, of outstanding borrowings under our Credit Facility. During the three months ended September 30, 2022, we borrowed $100.0 million under our Credit Facility, which was used for other general corporate purposes. During the three months ended September 30, 2022, we did not make any payments on outstanding borrowings under our Credit Facility. In October 2022, the Company borrowed $125.0 million under the Credit Facility to partially fund the asset acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) (see Note 14 - Subsequent Events for further information).
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flows for the Three Months Ended September 30, 2022 and 2021
A summary of net cash flows is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$74,751	$55,187
Investing activities	(20,230)	(47,050)
Financing activities	35,976	47,143
Effect of exchange rate changes on cash flows	(10)	—
Net increase in cash and cash equivalents	$90,487	$55,280
Net cash provided by operating activities increased by $19.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in net cash provided by operating activities was primarily due to a decrease of $57.3 million in cash paid for cost of revenue and operating expenses and an increase of $8.5 million in miscellaneous cash receipts primarily due to dividends received on our investments in unconsolidated affiliates. These increases in cash were partially offset by a decrease of $46.2 million in cash received from net revenues.
Net cash used in investing activities decreased by $26.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in net cash used in investing activities was primarily due to the cash outlay for the investment in Exela Holdings, Inc. in the three months ended September 30, 2021 and a decrease in purchase of property and equipment.
Net cash provided by financing activities decreased by $11.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in net cash provided by financing activities was primarily driven by a decrease of $27.0 million in other financing activities as well as $22.2 million less proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options in the current year period as compared to the prior year period. These decreases were partially offset by the prior year cash outflow of $38.2 million for the repurchase of Class A common stock under our fiscal 2022 stock repurchase program. The change in other financing activities was primarily driven by fiscal 2022 proceeds from member health systems that acquired membership interests in ExPre in fiscal 2022.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2022 and 2021
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$74,751	$55,187
Purchases of property and equipment	(18,930)	(21,050)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(24,277)	(23,813)
Non-GAAP Free Cash Flow	$31,544	$10,324
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the three months ended September 30, 2022, we paid $25.7 million to members including imputed interest of $1.4 million which is included in net cash provided by operating activities. During the three months ended September 30, 2021, we paid $25.7 million to members including imputed interest of $1.9 million which is included in net cash provided by operating activities. See Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $21.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in Non-GAAP Free Cash Flow was primarily due to the aforementioned $19.6 million increase in net cash provided by operating activities and a decrease of $2.1 million in purchases of property and equipment.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Former Limited Partners
At September 30, 2022, $282.4 million remains to be paid without interest in 11 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At September 30, 2022, we had commitments of $3.2 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.000% to 1.500% or the prime lending rate plus an applicable margin ranging from 0.000% to 0.500%. We pay a commitment fee ranging from 0.100% to 0.200% for unused capacity under the Credit Facility. At September 30, 2022, the interest rate on outstanding borrowings under the Credit Facility was 3.729% and the commitment fee was 0.100%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at September 30, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At September 30, 2022, we had outstanding borrowings of $250.0 million under the Credit Facility with $749.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In October 2022, the Company borrowed $125.0 million under the Credit Facility to partially fund the asset acquisition of TRPN (see Note 14 - Subsequent Events for further information).
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended, which is filed as Exhibit 10.1 in our quarterly report for the period ended December 31, 2021. See also Note 7 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In September 2022, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On October 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2022 to stockholders of record on December 1, 2022.
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
Fiscal 2023 Developments
COVID-19 Pandemic, Variants Thereof, Recurrences or Similar Pandemics
The COVID-19 global pandemic and its variants continue to create challenges throughout the United States and the rest of the world. The full extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity in the future will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants thereof, the continued actions to contain it and treat its impact, including the success of COVID-19 vaccination programs, or recurrences of COVID-19, variants thereof or similar pandemics. Refer to Item 1A. “Risk Factors” in our 2022 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion of the material risks we face.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine which resulted in sanctions, export controls and other measures imposed against Russia, Belarus and specific areas within Ukraine. As the war endures, it continues to affect the global economy and financial markets, as well as exacerbating ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption. Refer to Item 1A. “Risk Factors” in our 2022 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2022, we had $250.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at September 30, 2022, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.5 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time, we have been named as a defendant in class action or other antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of GPOs, including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
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
Additional information relating to certain legal proceedings in which we are involved is included in Note 12 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended September 30, 2022, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2022 Annual Report

Item 6. Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of September 6, 2022, among Contigo Health, LLC, TRPN Direct Pay, Inc. and Devon Health Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 7, 2022).+

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
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 1, 2022	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer