Form 10-Q
period 2022-12-31
Premier, Inc.
filed 2023-02-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________
FORM 10-Q
 __________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of February 2, 2023, there were 118,867,338 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this quarterly report for the six months ended December 31, 2022 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2022	June 30, 2022
Assets
Cash and cash equivalents	$94,623	$86,143
Accounts receivable (net of $1,932 and $2,043 allowance for credit losses, respectively)	120,917	114,129
Contract assets (net of $918 and $755 allowance for credit losses, respectively)	284,126	260,061
Inventory	116,421	119,652
Prepaid expenses and other current assets	57,878	65,581
Total current assets	673,965	645,566
Property and equipment (net of $622,358 and $578,644 accumulated depreciation, respectively)	207,045	213,379
Intangible assets (net of $241,132 and $217,582 accumulated amortization, respectively)	452,845	356,572
Goodwill	1,069,300	999,913
Deferred income tax assets	723,073	725,032
Deferred compensation plan assets	44,609	47,436
Investments in unconsolidated affiliates	217,110	215,545
Operating lease right-of-use assets	34,488	39,530
Other assets	116,959	114,154
Total assets	$3,539,394	$3,357,127

Liabilities and stockholders' equity
Accounts payable	$61,422	$44,631
Accrued expenses	49,351	40,968
Revenue share obligations	255,369	245,395
Accrued compensation and benefits	56,591	93,638
Deferred revenue	26,964	30,463
Current portion of notes payable to former limited partners	98,736	97,806
Line of credit and current portion of long-term debt	301,946	153,053
Other current liabilities	83,649	47,183
Total current liabilities	934,028	753,137
Long-term debt, less current portion	1,008	2,280
Notes payable to former limited partners, less current portion	151,588	201,188
Deferred compensation plan obligations	44,609	47,436
Deferred consideration, less current portion	29,026	28,702
Operating lease liabilities, less current portion	27,487	32,960
Other liabilities	45,575	42,574
Total liabilities	1,233,321	1,108,277
Commitments and contingencies (Note 13)

	December 31, 2022	June 30, 2022
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 125,295,961 shares issued and 118,866,586 shares outstanding at December 31, 2022 and 124,481,610 shares issued and 118,052,235 shares outstanding at June 30, 2022	1,253	1,245
Treasury stock, at cost; 6,429,375 shares at both December 31, 2022 and June 30, 2022	(250,129)	(250,129)
Additional paid-in capital	2,166,909	2,166,047
Retained earnings	388,052	331,690
Accumulated other comprehensive loss	(12)	(3)
Total stockholders' equity	2,306,073	2,248,850
Total liabilities and stockholders' equity	$3,539,394	$3,357,127
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenue:
Net administrative fees	$154,423	$150,403	$304,429	$299,865
Software licenses, other services and support	138,210	117,046	243,216	214,301
Services and software licenses	292,633	267,449	547,645	514,166
Products	66,993	111,766	125,854	230,196
Net revenue	359,626	379,215	673,499	744,362
Cost of revenue:
Services and software licenses	55,265	45,782	109,279	89,591
Products	61,620	96,933	119,494	206,295
Cost of revenue	116,885	142,715	228,773	295,886
Gross profit	242,741	236,500	444,726	448,476
Operating expenses:
Selling, general and administrative	140,528	146,840	272,578	274,654
Research and development	1,000	846	1,975	1,840
Amortization of purchased intangible assets	13,047	10,850	23,499	21,739
Operating expenses	154,575	158,536	298,052	298,233
Operating income	88,166	77,964	146,674	150,243
Equity in net income of unconsolidated affiliates	1,674	6,116	9,917	13,174
Interest expense, net	(4,631)	(2,873)	(7,490)	(5,661)
Gain on FFF Put and Call Rights	—	—	—	64,110
Other income, net	2,930	2,392	766	2,072
Other (expense) income, net	(27)	5,635	3,193	73,695
Income before income taxes	88,139	83,599	149,867	223,938
Income tax expense	23,765	6,367	42,534	25,400
Net income	64,374	77,232	107,333	198,538
Net income attributable to non-controlling interest	(328)	(1,687)	(571)	(989)
Net income attributable to stockholders	$64,046	$75,545	$106,762	$197,549

Comprehensive income:
Net income	$64,374	$77,232	$107,333	$198,538
Comprehensive income attributable to non-controlling interest	(328)	(1,687)	(571)	(989)
Foreign currency translation gain (loss)	1	(1)	(9)	(1)
Comprehensive income attributable to stockholders	$64,047	$75,544	$106,753	$197,548

Weighted average shares outstanding:
Basic	118,787	121,181	118,569	122,063
Diluted	119,652	122,473	119,842	123,523

Earnings per share attributable to stockholders:
Basic	$0.54	$0.62	$0.90	$1.62
Diluted	$0.54	$0.62	$0.89	$1.61
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended December 31, 2022 and 2021
(Unaudited)
(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	42,959	—	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	(243)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,097)	—	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2022	118,746	1,252	6,429	(250,129)	2,161,000	349,309	(13)	2,261,419
Issuance of Class A common stock under equity incentive plan	54	—	—	—	60	—	—	60
Issuance of Class A common stock under employee stock purchase plan	67	1	—	—	2,267	—	—	2,268
Stock-based compensation expense	—	—	—	—	2,679	—	—	2,679
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	64,374	—	64,374
Net income attributable to non-controlling interest	—	—	—	—	328	(328)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,303)	—	(25,303)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Other	—	—	—	—	590	—	—	590
Balance at December 31, 2022	118,867	$1,253	6,429	$(250,129)	$2,166,909	$388,052	$(12)	$2,306,073

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	$2,059,194	$169,474	$—	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	22,851	—	—	22,864
Treasury stock	(1,091)	—	1,091	(42,628)	—	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	7,554	—	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(9,171)	—	—	(9,171)
Net income	—	—	—	—	—	121,306	—	121,306
Net loss attributable to non-controlling interest	—	—	—	—	(698)	698	—	—
Dividends ($0.20 per share)	—	—	—	—	—	(24,877)	—	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	23,145	—	—	23,145
Balance at September 30, 2021	122,681	1,238	1,091	(42,628)	2,102,875	266,601	—	2,328,086
Issuance of Class A common stock under equity incentive plan	579	5	—	—	14,398	—	—	14,403
Issuance of Class A common stock under employee stock purchase plan	52	1	—	—	1,976	—	—	1,977
Treasury stock	(3,377)	—	3,377	(133,396)	—	—	—	(133,396)
Stock-based compensation expense	—	—	—	—	16,234	—	—	16,234
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(1,495)	—	—	(1,495)
Net income	—	—	—	—	—	77,232	—	77,232
Net income attributable to non-controlling interest	—	—	—	—	1,687	(1,687)	—	—
Change in ownership of consolidated entity	—	—	—	—	12	—	—	12
Dividends ($0.20 per share)	—	—	—	—	—	(24,250)	—	(24,250)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	119,935	$1,244	4,468	$(176,024)	$2,135,687	$317,896	$(1)	$2,278,802
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2022	2021
Operating activities
Net income	$107,333	$198,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,377	63,205
Equity in net income of unconsolidated affiliates	(9,917)	(13,174)
Deferred income taxes	1,959	19,890
Stock-based compensation	9,815	23,788
Gain on FFF Put and Call Rights	—	(64,110)
Other	10,167	930
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	15,771	50,164
Contract assets	(26,458)	(22,963)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	19,678	(58,741)
Net cash provided by operating activities	196,725	197,527
Investing activities
Purchases of property and equipment	(38,416)	(42,660)
Acquisition of businesses and equity method investments, net of cash acquired	(187,750)	(26,000)
Other	(1,300)	—
Net cash used in investing activities	(227,466)	(68,660)
Financing activities
Payments made on notes payable	(51,049)	(50,621)
Proceeds from credit facility	285,000	175,000
Payments on credit facility	(135,000)	(125,000)
Proceeds from exercise of stock options under equity incentive plan	704	37,267
Cash dividends paid	(50,205)	(49,044)
Repurchase of Class A common stock (held as treasury stock)	—	(173,916)
Other	(10,220)	14,468
Net cash provided by (used in) financing activities	39,230	(171,846)
Effect of exchange rate changes on cash flows	(9)	(1)
Net increase (decrease) in cash and cash equivalents	8,480	(42,980)
Cash and cash equivalents at beginning of period	86,143	129,141
Cash and cash equivalents at end of period	$94,623	$86,161
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 14 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that allow employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and RemitraTM, the Company’s digital invoicing and payables business which provides financial support services to healthcare providers and suppliers.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the six months ended December 31, 2022 and 2021 (in thousands):

	Six Months Ended December 31,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	$—	$2,108
Non-cash additions to property and equipment	84	8
Accrued dividend equivalents	519	244
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 during the second quarter of fiscal 2023. The standard did not have a material impact on the Company’s financial statements nor its related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, the Company, through its consolidated subsidiary Contigo Health, LLC (“Contigo Health”), acquired certain assets (the “TRPN Transferred Assets”) of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”), including contracts with more than 900,000 providers (collectively, the “Assumed Contracts”), and agreed to assume certain liabilities and obligations of TRPN with regard to the Assumed Contracts (referred to as the “TRPN acquisition”). The TRPN Transferred Assets relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute-care hospitals, surgery centers, physicians, and other non-acute providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN.
The purchase price paid by the Company to complete the TRPN acquisition consisted of cash of $177.5 million, funded with borrowings under the Company’s Credit Facility (as defined in Note 8 - Debt and Notes Payable) and cash on hand, of which $17.8 million was placed in escrow to satisfy indemnification obligations of TRPN to Contigo Health and its affiliates and other parties related thereto under the purchase agreement governing the TRPN acquisition (“TRPN Purchase Agreement”).
The Company has accounted for the TRPN acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $116.6 million, consisting primarily of the provider network.

The TRPN acquisition resulted in the recognition of $60.9 million of goodwill attributable to the anticipated profitability of TRPN, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The TRPN acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. The initial purchase price allocation for the TRPN acquisition is preliminary and subject to changes in the valuation of the assets acquired and liabilities assumed. TRPN is being integrated within Premier under Contigo Health and is reported as part of the Performance Services Segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historical consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income
			Three Months Ended		Six Months Ended
	Carrying Value		December 31,		December 31,
	December 31, 2022	June 30, 2022	2022	2021	2022	2021
FFF	$135,214	$137,162	$518	$3,454	$7,705	$9,399
Exela	28,503	27,733	632	1,003	770	1,003
Qventus	16,000	16,000	—	—	—	—
Prestige	16,068	15,597	291	1,579	471	2,337
Other investments	21,325	19,053	233	80	971	435
Total investments	$217,110	$215,545	$1,674	$6,116	$9,917	$13,174
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at December 31, 2022 and June 30, 2022.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at December 31, 2022. At December 31, 2022, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at December 31, 2022. At December 31, 2022, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
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

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Cash equivalents	$76	$76	$—	$—
Deferred compensation plan assets	49,475	49,475	—	—
Total assets	49,551	49,551	—	—

Earn-out liabilities	24,098	—	—	24,098
Total liabilities	$24,098	$—	$—	$24,098

June 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	52,718	52,718	—	—
Total assets	52,793	52,793	—	—

Earn-out liabilities	22,789	—	—	22,789
Total liabilities	$22,789	$—	$—	$22,789
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($4.9 million and $5.3 million at December 31, 2022 and June 30, 2022, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of December 31, 2022 and June 30, 2022, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
Earn-out liabilities
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020 based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. The earn-out liability is classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.4% at December 31, 2022 and 1.6% at June 30, 2022. As of December 31, 2022 and June 30, 2022, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at December 31, 2022 and June 30, 2022 was $22.6 million and $22.8 million, respectively.
Acurity and Nexera Earn-out (a)

Input assumptions	As of December 31, 2022	As of June 30, 2022
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.4%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)(a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended December 31, 2022
Earn-out liabilities	$22,361	$1,460	$277	$24,098
Total Level 3 liabilities	$22,361	$1,460	$277	$24,098

Three Months Ended December 31, 2021
Earn-out liabilities	$24,368	$—	$(229)	$24,139
Total Level 3 liabilities	$24,368	$—	$(229)	$24,139

Six Months Ended December 31, 2022
Earn-out liabilities	$22,789	$1,460	$(151)	$24,098
Total Level 3 liabilities	$22,789	$1,460	$(151)	$24,098

Six Months Ended December 31, 2021
Earn-out liabilities	$24,249	$—	$(110)	$24,139
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(110)	$24,139
_________________________________
(a)Purchases for the three and six months ended December 31, 2022 includes an earn-out which has not been earned or paid as of December 31, 2022. Settlements for the six months ended December 31, 2021 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the three months ended September 30, 2020. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of December 31, 2022 and June 30, 2022, the notes payable to former limited partners were recorded net of discounts of $6.4 million and $9.1 million, respectively.
During the six months ended December 31, 2022, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-

recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the TRPN acquisition were determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value at December 31, 2022 and $0.1 million less than the carrying value at June 30, 2022 based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2022 that was included in the opening balance of deferred revenue at June 30, 2022 was $23.3 million, which is a result of satisfying certain performance obligations.
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
The reduction to net revenue recognized during the three months ended December 31, 2022 from performance obligations that were satisfied or partially satisfied in prior periods was $0.4 million. The reduction was driven by a $0.8 million decrease associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business. This decrease was partially offset by an increase of $0.4 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue of $2.5 million was recognized during the six months ended December 31, 2022 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.6 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $2.1 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $8.1 million and $3.7 million was recognized during the three and six months ended December 31, 2021, respectively, from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $7.3 million and $3.1 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. There was also an increase of $0.8 million and $0.6 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $700.6 million. The Company expects to recognize approximately 42% of the remaining performance obligations over the next 12 months and an additional 23% over the following 12 months, with the remainder recognized thereafter.

(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2022	$388,502	$611,411	$999,913
Acquisition of businesses and assets	—	69,387	69,387
December 31, 2022	$388,502	$680,798	$1,069,300
Goodwill increased primarily due to the TRPN acquisition (see Note 3 - Business Acquisitions). The initial purchase price allocation for the TRPN acquisition is preliminary and subject to change in the valuation of the assets acquired and the liabilities assumed.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31, 2022	June 30, 2022
Member relationships	14.7 years	$386,100	$386,100
Provider network	15.0 years	106,500	—
Technology	7.1 years	99,317	98,017
Customer relationships	9.4 years	58,030	47,830
Non-compete agreements	5.2 years	17,715	17,315
Trade names	6.8 years	17,410	17,210
Other (a)	9.5 years	8,905	7,682
Total intangible assets		693,977	574,154
Accumulated amortization		(241,132)	(217,582)
Total intangible assets, net		$452,845	$356,572
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The net carrying value of intangible assets by segment was as follows (in thousands):

	December 31, 2022	June 30, 2022
Supply Chain Services	$285,571	$301,611
Performance Services (a)	167,274	54,961
Total intangible assets, net	$452,845	$356,572
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
Total intangible assets increased primarily due to the TRPN acquisition (see Note 3 - Business Acquisitions). As part of the TRPN acquisition, the total fair value assigned to intangible assets acquired was $116.6 million, consisting primarily of the provider network of $106.5 million. The weighted average useful life of the acquired intangible assets is 14.1 years, with the provider network having a useful life of 15.0 years.
Intangible asset amortization was $13.0 million and $10.9 million for the three months ended December 31, 2022 and 2021, respectively, and $23.5 million and $21.7 million for the six months ended December 31, 2022 and 2021, respectively.

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2023 (a)	$24,407
2024	49,414
2025	47,788
2026	46,544
2027	43,893
Thereafter	239,799
Total amortization expense	$451,845
(a)As of December 31, 2022, estimated amortization expense is for the period from January 1, 2023 to June 30, 2023.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Credit facility	$300,000	$150,000
Notes payable to members, net of discount	250,324	298,994
Other notes payable	2,954	5,333
Total debt and notes payable	553,278	454,327
Less: current portion	(400,682)	(250,859)
Total long-term debt and notes payable	$152,596	$203,468
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI, as Co-Borrowers, and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into an unsecured Credit Facility, dated as of December 12, 2022 (the “Credit Facility”). The Credit Facility has a maturity date of December 12, 2027, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility contains an unconditional and irrevocable guaranty of all obligations of Co-Borrowers under the Credit Facility by the current and future Guarantors. Premier is not a guarantor under the Credit Facility.
The Credit Facility refinanced the Credit Facility dated November 9, 2018, as amended (the “Prior Loan Agreement”), and the Prior Loan Agreement, which was scheduled to mature on November 9, 2023, was terminated on December 12, 2022. The Prior Loan Agreement included a $1.0 billion unsecured revolving credit facility. At the time of its termination, outstanding borrowings, accrued interest and fees and expenses under the Prior Loan Agreement totaled $331.3 million, which was repaid with cash on hand and borrowings under the new Credit Facility.
At the Company’s option, committed loans under the Credit Facility may be in the form of secured overnight financing rate loans (“SOFR Loans”) or base rate loans. SOFR Loans bear interest at SOFR plus an adjustment of 0.100% (“Adjusted Term SOFR”) plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base rate loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.500%, the one-month Adjusted Term SOFR plus 1.000%, and 0.000%), plus the Applicable Rate. The Applicable Rate ranges from 1.250% to 1.750% for SOFR Loans and 0.250% to 0.750% for base rate loans. At December 31, 2022 , the interest rate for SOFR Loans was 5.708% and the interest rate for base rate loans was 7.750%. Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.225% per annum on the actual daily unused amount of commitments under the Credit Facility. At December 31, 2022, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.633% and the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at December 31, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $300.0 million in outstanding borrowings under the Credit Facility at December 31, 2022 with $699.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the six months ended December 31, 2022, the Company borrowed $285.0 million and repaid $135.0 million of outstanding borrowings under the Prior Loan Agreement. For the six months ended December 31, 2022, there were no borrowings or repayments under the Credit Facility. In January 2023, the Company repaid $30.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Former Limited Partners
At December 31, 2022, the Company had $250.3 million of notes payable to former LPs, net of discounts on notes payable of $6.4 million, of which $98.7 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2022, the Company had $299.0 million of notes payable to former LPs, net of discounts on notes payable of $9.1 million, of which $97.8 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At December 31, 2022 and June 30, 2022, the Company had $3.0 million and $5.3 million in other notes payable, respectively, of which $1.9 million and $3.1 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) STOCKHOLDERS' EQUITY
As of December 31, 2022, there were 118,866,586 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
During the six months ended December 31, 2022, the Company paid cash dividends of $0.21 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2022 and December 15, 2022. On January 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2023 to stockholders of record on March 1, 2023.
(10) EARNINGS PER SHARE
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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$64,046	$75,545	$106,762	$197,549

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$64,046	$75,545	$106,762	$197,549
Net loss attributable to non-controlling interest	—	—	—	989
Net income for diluted earnings per share	$64,046	$75,545	$106,762	$198,538

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	118,787	121,181	118,569	122,063
Effect of dilutive securities: (c)
Stock options	86	267	116	288
Restricted stock	466	540	514	516
Performance share awards	313	485	643	656
Diluted weighted average shares and assumed conversions	119,652	122,473	119,842	123,523

Earnings per share attributable to stockholders:
Basic	$0.54	$0.62	$0.90	$1.62
Diluted	$0.54	$0.62	$0.89	$1.61
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$64,374	$77,232	$107,333	$198,538
Net income attributable to non-controlling interest	(328)	(1,687)	(571)	(989)
Net income attributable to stockholders	$64,046	$75,545	$106,762	$197,549
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the three and six months ended December 31, 2022 and 2021.
(c)For the three and six months ended December 31, 2022, the effect of 0.5 million and 0.7 million stock options and restricted stock units, respectively, was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, for the three and six months ended December 31, 2022, the effect of 0.2 million and 0.3 million performance share awards, respectively, was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the six months ended December 31, 2021, the effect of 0.3 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, for the three and six months ended December 31, 2021 the effect of 0.2 million and 0.4 million performance share awards, respectively, was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(11) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 26% for the six months ended December 31, 2022 and 2021, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 12 - Income Taxes for further information.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Pre-tax stock-based compensation expense	$2,679	$16,234	$9,815	$23,788
Less: deferred tax benefit (a)	1,060	3,650	2,007	4,725
Total stock-based compensation expense, net of tax	$1,619	$12,584	$7,808	$19,063
_________________________________
(a)For the three and six months ended December 31, 2022, the deferred tax benefit was increased by $0.4 million and reduced by $0.5 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of December 31, 2022, there were 3.9 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the six months ended December 31, 2022:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2022	1,201,130	$35.59	1,578,795	$33.66	896,354	$30.38
Granted	408,420	36.78	823,009	35.34	—	—
Vested/exercised	(234,842)	36.73	(826,743)	36.35	(24,351)	32.84
Forfeited	(50,326)	35.61	(53,538)	32.97	(2,260)	35.65
Outstanding at December 31, 2022	1,324,382	$35.75	1,521,523	$33.11	869,743	$30.30

Stock options outstanding and exercisable at December 31, 2022					869,743	$30.30

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
Unrecognized stock-based compensation expense at December 31, 2022 was as follows (in thousands). At December 31, 2022, there was no unrecognized stock-based compensation expense for outstanding stock options.

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$27,707	2.0 years
Performance share awards	27,743	2.0 years
Total unrecognized stock-based compensation expense	$55,450	2.0 years
The aggregate intrinsic value of stock options at December 31, 2022 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$4,178
Exercised during the six months ended December 31, 2022	78
(12) INCOME TAXES
Income tax expense for the three months ended December 31, 2022 and 2021 was $23.8 million and $6.4 million, respectively, which reflects effective tax rates of 27% and 8%, respectively. The change in the effective tax rate for the three months ended December 31, 2022 is primarily driven by the prior year valuation allowance release resulting from the Subsidiary Reorganization. Excluding the valuation allowance release, the effective tax rate would have been 19% for the three months ended December 31, 2021 with the remaining difference primarily related to repricing due to the Subsidiary Reorganization and state legislative changes.
Income tax expense for the six months ended December 31, 2022 and 2021 was $42.5 million and $25.4 million, respectively, which reflects effective tax rates of 28% and 11%, respectively. The change in the effective tax rate for the six months ended December 31, 2022, is primarily driven by the prior year valuation allowance release resulting from the Subsidiary Reorganization. Excluding the valuation allowance release, the effective tax rate would have been 24% for the six months ended December 31, 2021 with the remaining difference primarily related to repricing due to the Subsidiary Reorganization and state legislative changes.
(13) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for both the three months ended December 31, 2022 and 2021 was $2.5 million. Operating lease expense for the six months ended December 31, 2022 and 2021 was $5.0 million and $5.1 million, respectively. As of December 31, 2022, the weighted average remaining lease term was 3.3 years and the weighted average discount rate was 4%.

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2022	June 30, 2022
2023 (a)	$6,149	$12,131
2024	12,381	12,267
2025	12,389	12,301
2026	9,005	9,005
2027	1,324	1,323
Total future minimum lease payments	41,248	47,027
Less: imputed interest	2,898	3,445
Total operating lease liabilities (b)	$38,350	$43,582
_________________________________
(a)As of December 31, 2022, future minimum lease payments are for the period from January 1, 2023 to June 30, 2023.
(b)As of December 31, 2022, total operating lease liabilities included $10.9 million within other current liabilities in the Condensed Consolidated Balance Sheets.
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
(14) SEGMENTS
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

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue:
Supply Chain Services
Net administrative fees	$154,423	$150,403	$304,429	$299,865
Software licenses, other services and support	14,104	9,326	24,931	18,251
Services and software licenses	168,527	159,729	329,360	318,116
Products	66,993	111,766	125,854	230,196
Total Supply Chain Services (a)	235,520	271,495	455,214	548,312
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	49,664	48,317	97,412	95,010
Consulting services	18,514	15,105	35,876	30,098
Software licenses	30,804	23,464	36,797	31,864
Other(b)	25,133	20,843	48,219	39,087
Total Performance Services (a)	124,115	107,729	218,304	196,059
Total segment net revenue	359,635	379,224	673,518	744,371
Eliminations (a)	(9)	(9)	(19)	(9)
Net revenue	$359,626	$379,215	$673,499	$744,362
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health, Remitra and other PINC AI revenue.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Depreciation and amortization expense (a):
Supply Chain Services	$13,610	$13,452	$27,860	$26,596
Performance Services	18,802	16,076	36,218	32,186
Corporate	2,074	2,192	4,299	4,423
Total depreciation and amortization expense	$34,486	$31,720	$68,377	$63,205

Capital expenditures:
Supply Chain Services	$6,280	$7,315	$13,015	$15,472
Performance Services	13,079	12,363	25,265	23,386
Corporate	127	1,932	136	3,802
Total capital expenditures	$19,486	$21,610	$38,416	$42,660

	December 31, 2022	June 30, 2022
Total assets:
Supply Chain Services	$1,380,072	$1,406,108
Performance Services	1,256,795	1,054,687
Corporate	902,531	896,336
Total assets	3,539,398	3,357,131
Eliminations (b)	(4)	(4)
Total assets, net	$3,539,394	$3,357,127
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

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Income before income taxes	$88,139	$83,599	$149,867	$223,938
Equity in net income of unconsolidated affiliates (a)	(1,674)	(6,116)	(9,917)	(13,174)
Interest expense, net	4,631	2,873	7,490	5,661
Gain on FFF Put and Call Rights (b)	—	—	—	(64,110)
Other expense, net	(2,930)	(2,392)	(766)	(2,072)
Operating income	88,166	77,964	146,674	150,243
Depreciation and amortization	21,439	20,870	44,878	41,466
Amortization of purchased intangible assets	13,047	10,850	23,499	21,739
Stock-based compensation (c)	2,801	16,330	10,150	24,081
Acquisition- and disposition-related expenses	3,138	3,746	5,298	7,167
Strategic initiative and financial restructuring-related expenses	7,527	3,749	9,046	3,774
Equity in net income of unconsolidated affiliates (a)	1,674	6,116	9,917	13,174
Deferred compensation plan income (d)	2,659	2,389	289	2,071
Other reconciling items, net	85	2	165	4
Non-GAAP Adjusted EBITDA	$140,536	$142,016	$249,916	$263,719

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$127,991	$134,280	$249,188	$263,549
Performance Services (e)	43,203	39,010	62,569	62,725
Corporate	(30,658)	(31,274)	(61,841)	(62,555)
Non-GAAP Adjusted EBITDA	$140,536	$142,016	$249,916	$263,719
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for the three months ended December 31, 2022 and 2021 and $0.3 million for the six months ended December 31, 2022 and 2021.
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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue	$359,626	$379,215	$673,499	$744,362
Net income	64,374	77,232	107,333	198,538
Non-GAAP Adjusted EBITDA	140,536	142,016	249,916	263,719
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
Segment net revenue for the three months ended December 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2022	2021	2022	2021	2022	2021
Supply Chain Services	$235,520	$271,495	$(35,975)	(13)%	65%	72%
Performance Services	124,115	107,729	16,386	15%	35%	28%
Segment net revenue	$359,635	$379,224	$(19,589)	(5)%	100%	100%
Segment net revenue for the six months ended December 31, 2022 and 2021 was as follows (in thousands):

	Six Months Ended December 31,		Change		% of Net Revenue
Net revenue:	2022	2021	2022	2021	2022	2021
Supply Chain Services	$455,214	$548,312	$(93,098)	(17)%	68%	74%
Performance Services	218,304	196,059	22,245	11%	32%	26%
Segment net revenue	$673,518	$744,371	$(70,853)	(10)%	100%	100%
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
Our Performance Services segment consists of three sub-brands: PINC AI, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payor markets; Contigo Health, our direct-to-employer business which provides third-party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra, our digital invoicing and payables business which provides financial support services to healthcare providers and suppliers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare.
Acquisitions and Divestitures
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, we acquired, through our consolidated subsidiary, Contigo Health, LLC (“Contigo Health”), certain assets and assumed certain liabilities of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) for an adjusted purchase price of $177.5 million which was paid at closing with borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) and cash on hand, of which $17.8 million was placed in escrow to satisfy indemnification obligations of TRPN to Contigo Health and its affiliates and other parties related thereto under the purchase agreement governing the transaction (“TRPN acquisition”). TRPN is being integrated within Premier under Contigo Health and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
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
Trends in the U.S. healthcare market affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current healthcare business include the impact of inflation on the broader economy and the significant increase to input costs in healthcare, including the rising cost of labor, as well as the impact of the implementation of current or future healthcare legislation, particularly any material alterations to the Affordable Care Act (“ACA”). Actions related to the ACA could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
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
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for our products and services as our members continue to recover from the impact of the COVID-19 pandemic. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. In the second half of fiscal 2022 through the current period of fiscal 2023, demand and pricing for PPE, drugs and other supplies decreased due to members’ excess inventory levels resulting in a decline in revenue relative to the previous two fiscal years. Patients, hospitals and other medical facilities may continue to defer some elective procedures and routine medical visits due to ongoing and continuing uncertainty from COVID-19 outbreaks or variants thereof, or as a result of restrictive government orders or advisories. While demand for many supplies and services not related to COVID-19 may continue to decline in fiscal 2023, rolling shortages of products and drugs needed for routine procedures, such as contrast media and flush syringes, could have an impact on demand for hospital services and the financial conditions of providers, particularly those forced to procure such products through resellers.
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
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Through December 31, 2022, we have continued to limit the impact of inflation on our members, and maintain significantly lower inflation impact across our diverse product portfolio than national levels. However, there is still some level of risk and uncertainty for our members and other customers in 2023 as labor costs, raw material cost and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to measure the contributing factors, specifically transportation and freight, raw materials, and labor, that led to temporary adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in specific raw materials; however, the cost of labor remains high. We are continuously working to lower these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as continued price reductions in certain product categories such as pharmaceuticals.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
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
New Accounting Standards
New accounting standards that we have recently adopted are included in Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
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
•third-party administrator fees, fees from the centers of excellence program, and cost containment and wrap network fees pursuant to the TRPN acquisition for Contigo Health; and
•fees from healthcare product suppliers and service providers for Remitra.
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
Income Tax Expense
See Note 12 - Income Taxes for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments. At December 31, 2022, we recognized net income attributable to non-controlling interest for the 74%, 79% and 85% interest held in PRAM Holdings, LLC (“PRAM”), DePre Holdings, LLC (“DePre”) and ExPre Holdings, LLC (“ExPre”), respectively, by member health systems or their affiliates. PRAM, DePre and ExPre are investments we made as part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of December 31, 2022, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (v) assuming, for periods prior to our August 2020 Restructuring, the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 10 - Earnings Per Share).
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 26% for the three and six months ended December 31, 2022 and 25% for the three and six months ended December 31, 2021, respectively. The 25% tax rate in fiscal year 2022 was primarily due to the benefit from the release of $32.3 million of valuation allowance of our deferred tax asset as a result of the Subsidiary Reorganization.
Of the $32.3 million valuation allowance released in fiscal year 2022, $6.5 million was included in the estimated annual effective tax rate calculation to the extent such carryforwards were projected to offset fiscal year 2022 ordinary income. The remaining $25.8 million of valuation allowance released was included as a discrete item in the six months ended December 31, 2021.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2022 and 2021 and $0.3 million for both the six months ended December 31, 2022 and 2021 (see Note 11 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$154,423	43%	$150,403	40%	$304,429	45%	$299,865	40%
Software licenses, other services and support	138,210	38%	117,046	31%	243,216	36%	214,301	29%
Services and software licenses	292,633	81%	267,449	71%	547,645	81%	514,166	69%
Products	66,993	19%	111,766	29%	125,854	19%	230,196	31%
Net revenue	359,626	100%	379,215	100%	673,499	100%	744,362	100%
Cost of revenue:
Services and software licenses	55,265	15%	45,782	12%	109,279	16%	89,591	12%
Products	61,620	17%	96,933	26%	119,494	18%	206,295	28%
Cost of revenue	116,885	33%	142,715	38%	228,773	34%	295,886	40%
Gross profit	242,741	67%	236,500	62%	444,726	66%	448,476	60%
Operating expenses	154,575	43%	158,536	42%	298,052	44%	298,233	40%
Operating income	88,166	25%	77,964	21%	146,674	22%	150,243	20%
Other (expense) income, net	(27)	—%	5,635	1%	3,193	—%	73,695	10%
Income before income taxes	88,139	25%	83,599	22%	149,867	22%	223,938	30%
Income tax expense	23,765	7%	6,367	2%	42,534	6%	25,400	3%
Net income	64,374	18%	77,232	20%	107,333	16%	198,538	27%
Net income attributable to non-controlling interest	(328)	—%	(1,687)	—%	(571)	—%	(989)	—%
Net income attributable to stockholders	$64,046	18%	$75,545	20%	$106,762	16%	$197,549	27%

Earnings per share attributable to stockholders:
Basic	$0.54		$0.62		$0.90		$1.62
Diluted	$0.54		$0.62		$0.89		$1.61
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data).

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$140,536	39%	$142,016	37%	$249,916	37%	$263,719	35%
Non-GAAP Adjusted Net Income	85,650	24%	90,011	24%	148,162	22%	165,145	22%
Non-GAAP Adjusted Earnings Per Share	0.72	nm	0.73	nm	1.24	nm	1.34	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$64,374	$77,232	$107,333	$198,538
Interest expense, net	4,631	2,873	7,490	5,661
Income tax expense	23,765	6,367	42,534	25,400
Depreciation and amortization	21,439	20,870	44,878	41,466
Amortization of purchased intangible assets	13,047	10,850	23,499	21,739
EBITDA	127,256	118,192	225,734	292,804
Stock-based compensation	2,801	16,330	10,150	24,081
Acquisition- and disposition-related expenses	3,138	3,746	5,298	7,167
Strategic initiative and financial restructuring-related expenses	7,527	3,749	9,046	3,774
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other reconciling items, net (a)	(186)	(1)	(312)	3
Adjusted EBITDA	$140,536	$142,016	$249,916	$263,719

Income before income taxes	$88,139	$83,599	$149,867	$223,938
Equity in net income of unconsolidated affiliates	(1,674)	(6,116)	(9,917)	(13,174)
Interest expense, net	4,631	2,873	7,490	5,661
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other expense, net	(2,930)	(2,392)	(766)	(2,072)
Operating income	88,166	77,964	146,674	150,243
Depreciation and amortization	21,439	20,870	44,878	41,466
Amortization of purchased intangible assets	13,047	10,850	23,499	21,739
Stock-based compensation	2,801	16,330	10,150	24,081
Acquisition- and disposition-related expenses	3,138	3,746	5,298	7,167
Strategic initiative and financial restructuring-related expenses	7,527	3,749	9,046	3,774
Equity in net income of unconsolidated affiliates	1,674	6,116	9,917	13,174
Deferred compensation plan income	2,659	2,389	289	2,071
Other reconciling items, net (b)	85	2	165	4
Adjusted EBITDA	$140,536	$142,016	$249,916	$263,719

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Segment Adjusted EBITDA:
Supply Chain Services	$127,991	$134,280	$249,188	$263,549
Performance Services	43,203	39,010	62,569	62,725
Corporate	(30,658)	(31,274)	(61,841)	(62,555)
Adjusted EBITDA	$140,536	$142,016	$249,916	$263,719
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income attributable to stockholders	$64,046	$75,545	$106,762	$197,549
Net income attributable to non-controlling interest	328	1,687	571	989
Income tax expense	23,765	6,367	42,534	25,400
Amortization of purchased intangible assets	13,047	10,850	23,499	21,739
Stock-based compensation	2,801	16,330	10,150	24,081
Acquisition- and disposition-related expenses	3,138	3,746	5,298	7,167
Strategic initiative and financial restructuring-related expenses	7,527	3,749	9,046	3,774
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other reconciling items, net (a)	1,091	1,741	2,359	3,604
Non-GAAP adjusted income before income taxes	115,743	120,015	200,219	220,193
Income tax expense on adjusted income before income taxes (b)	30,093	30,004	52,057	55,048
Non-GAAP Adjusted Net Income	$85,650	$90,011	$148,162	$165,145

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	118,787	121,181	118,569	122,063
Dilutive securities	865	1,292	1,273	1,460
Weighted average shares outstanding - diluted	119,652	122,473	119,842	123,523
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2022 and 25% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2021.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Basic earnings per share attributable to stockholders	$0.54	$0.62	$0.90	$1.62
Net income attributable to non-controlling interest	—	0.01	—	0.01
Income tax expense	0.20	0.05	0.36	0.21
Amortization of purchased intangible assets	0.11	0.09	0.20	0.18
Stock-based compensation	0.02	0.13	0.09	0.20
Acquisition- and disposition-related expenses	0.03	0.03	0.04	0.06
Strategic initiative and financial restructuring-related expenses	0.06	0.03	0.08	0.03
Gain on FFF Put and Call Rights	—	—	—	(0.53)
Other reconciling items, net (a)	0.01	0.03	0.02	0.03
Impact of corporation taxes (b)	(0.25)	(0.25)	(0.44)	(0.45)
Impact of dilutive shares	—	(0.01)	(0.01)	(0.02)
Non-GAAP Adjusted Earnings Per Share	$0.72	$0.73	$1.24	$1.34
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2022 and 25% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2021.

Consolidated Results - Comparison of the Three Months Ended December 31, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $19.6 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to a decrease of $44.8 million in products revenue, partially offset by increases of $21.2 million in software licenses and other services and support revenue and $4.0 million in net administrative fees.
Cost of Revenue
Cost of revenue decreased by $25.8 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to a decrease of $35.3 million in cost of products revenue, partially offset by an increase of $9.5 million in cost of services and software licenses.
Operating Expenses
Operating expenses decreased by $3.9 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a decrease of $6.3 million in SG&A expenses partially offset by an increase of $2.1 million in amortization of purchased intangible assets.
Other Income, Net
Other income, net decreased by $5.6 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a decrease of $4.4 million in equity in net income of unconsolidated affiliates and an increase of $1.7 million in interest expense, net.
Income Tax Expense
For the three months ended December 31, 2022 and 2021, we recorded tax expense of $23.8 million and $6.4 million, respectively. The tax expense recorded during the three months ended December 31, 2022 and 2021 resulted in effective tax rates of 27% and 8%, respectively. The change in the effective tax rate is primarily attributable to the impact of the Subsidiary Reorganization on the prior year effective tax rate. (See Note 12 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $1.4 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a decrease in the portion of net income attributable to non-controlling interests in PRAM, DePre, ExPre and Contigo Health.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $1.5 million during the three months ended December 31, 2022, compared to the three months ended December 31, 2021, primarily driven by an increase of $4.2 million in Performance Services partially offset by a decrease of $6.3 million in Supply Chain Services. Corporate Adjusted EBITDA was flat compared to prior year.
Consolidated Results - Comparison of the Six Months Ended December 31, 2022 to 2021
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $70.9 million during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, due to a decrease of $104.3 million in products revenue, partially offset by increases of $28.9 million in software licenses, other services and support revenue and $4.5 million in net administrative fees.

Cost of Revenue
Cost of revenue decreased by $67.1 million during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, due to a decrease of $86.8 million in cost of products revenue, partially offset by an increase of $19.7 million in cost of services and software licenses.
Operating Expenses
Operating expenses were flat compared to prior year.
Other Income, Net
Other income, net decreased by $70.5 million during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to the prior year gain of $64.1 million on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability in fiscal year 2022 as well as an increase of $1.8 million in interest expense.
Income Tax Expense
For the six months ended December 31, 2022 and 2021, we recorded tax expense of $42.5 million and $25.4 million, respectively. The tax expense recorded during the six months ended December 31, 2022 and 2021 resulted in effective tax rates of 28% and 11%, respectively. The change in the effective tax rate is primarily attributable to the impact of the Subsidiary Reorganization on the prior year effective tax rate. (See Note 12 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was flat compared to the prior year.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $13.8 million during the six months ended December 31, 2022, compared to the six months ended December 31, 2021, primarily driven by a decrease of $14.3 million in Supply Chain Services. Performance Services and Corporate Adjusted EBITDA were flat compared to the prior year.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
Net revenue:
Net administrative fees	$154,423	$150,403	$4,020	3%	$304,429	$299,865	$4,564	2%
Software licenses, other services and support	14,104	9,326	4,778	51%	24,931	18,251	6,680	37%
Services and software licenses	168,527	159,729	8,798	6%	329,360	318,116	11,244	4%
Products	66,993	111,766	(44,773)	(40)%	125,854	230,196	(104,342)	(45)%
Net revenue	235,520	271,495	(35,975)	(13)%	455,214	548,312	(93,098)	(17)%
Cost of revenue:
Services and software licenses	4,389	3,267	1,122	34%	9,597	6,638	2,959	45%
Products	61,620	96,933	(35,313)	(36)%	119,494	206,295	(86,801)	(42)%
Cost of revenue	66,009	100,200	(34,191)	(34)%	129,091	212,933	(83,842)	(39)%
Gross profit	169,511	171,295	(1,784)	(1)%	326,123	335,379	(9,256)	(3)%
Operating expenses:
Selling, general and administrative	49,792	48,454	1,338	3%	99,815	96,498	3,317	3%
Research and development	116	72	44	61%	245	236	9	4%
Amortization of purchased intangible assets	7,956	8,116	(160)	(2)%	16,039	16,252	(213)	(1)%
Operating expenses	57,864	56,642	1,222	2%	116,099	112,986	3,113	3%
Operating income	111,647	114,653	(3,006)	(3)%	210,024	222,393	(12,369)	(6)%
Depreciation and amortization	5,654	5,336			11,821	10,344
Amortization of purchased intangible assets	7,956	8,116			16,039	16,252
Acquisition- and disposition-related expenses	1,001	56			1,510	1,608
Equity in net income of unconsolidated affiliates	1,676	6,116			9,684	12,946
Other reconciling items, net	57	3			110	6
Segment Adjusted EBITDA	$127,991	$134,280	$(6,289)	(5)%	$249,188	$263,549	$(14,361)	(5)%
Comparison of the Three Months Ended December 31, 2022 to 2021
Net Revenue
Supply Chain Services segment net revenue decreased by $36.0 million, or 13%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021 driven by a decrease of $44.8 million in products revenue, partially offset by increases of $4.8 million in software licenses, other services and support revenue and $4.0 million in net administrative fees.
Net Administrative Fees
Net administrative fees increased by $4.0 million, or 3%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The net increase was primarily driven by increased utilization of our contracts by existing members.
Products Revenue
Products revenue decreased by $44.8 million, or 40%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily driven by the state of the COVID-19 pandemic and members’ excess inventory levels which contributed to lower demand for commodity products under our PREMIERPRO® brand and other previously high-demand supplies as well as fluctuations in pricing of commodity products.

Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $4.8 million, or 51%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to an increase in supply chain co-management fees and purchased services revenue.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $34.2 million, or 34%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily attributable to the decrease in products revenue and the corresponding decrease in cost of products revenue of $35.3 million due to the prior year increase in demand partially offset by fluctuations in product costs and higher logistics costs in the current year.
Operating Expenses
Supply Chain Services segment operating expenses increased by $1.2 million, or 2%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021 primarily due to an increase in acquisition- and disposition-related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $6.3 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to lower equity earnings from our investments in unconsolidated affiliates as well as the aforementioned decrease in products revenue and corresponding decrease in cost of products revenue.
Comparison of the Six Months Ended December 31, 2022 to 2021
Net Revenue
Supply Chain Services segment net revenue decreased by $93.1 million, or 17%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021 driven by a decrease of $104.3 million in products revenue, partially offset by increases of $6.7 million in software licenses, other services and support revenue and $4.6 million in net administrative fees.
Net Administrative Fees
Net administrative fees increased by $4.6 million, or 2%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The net increase was primarily driven by increased utilization of our contracts by existing members.
Products Revenue
Products revenue decreased by $104.3 million, or 45%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease was primarily due to the state of the COVID-19 pandemic and members’ excess inventory levels which contributed to lower demand for commodity products under our PREMIERPRO® brand and other previously high-demand supplies as well as fluctuations in pricing of commodity products.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $6.7 million, or 37%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to an increase in supply chain co-management fees and purchased services revenue.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $83.8 million, or 39%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease was primarily attributable to the decrease in products revenue and the corresponding decrease in cost of products revenue of $86.8 million due to the prior year increase in demand partially offset by fluctuations in product costs and higher logistics costs in the current year.

Operating Expenses
Supply Chain Services segment operating expenses increased by $3.1 million, or 3%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021 primarily due to an increase in SG&A expenses driven by increases in personnel costs and employee travel and meeting expenses as a result of the easing of pandemic-related travel restrictions during the current year.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $14.4 million during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to the aforementioned decrease in products revenue and corresponding decrease in cost of products revenue and lower equity earnings from our investments in unconsolidated affiliates as well as higher employee travel and meeting expenses as COVID-19 travel restrictions were lifted.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$49,664	$48,317	$1,347	3%	97,412	95,010	$2,402	3%
Consulting services	18,514	15,105	3,409	23%	35,876	30,098	5,778	19%
Software licenses	30,804	23,464	7,340	31%	36,797	31,864	4,933	15%
Other	25,133	20,843	4,290	21%	48,219	39,087	9,132	23%
Net revenue	124,115	107,729	16,386	15%	218,304	196,059	22,245	11%
Cost of revenue:
Services and software licenses	50,876	42,515	8,361	20%	99,682	82,953	16,729	20%
Cost of revenue	50,876	42,515	8,361	20%	99,682	82,953	16,729	20%
Gross profit	73,239	65,214	8,025	12%	118,622	113,106	5,516	5%
Operating expenses:
Selling, general and administrative	45,026	42,462	2,564	6%	87,157	81,263	5,894	7%
Research and development	884	774	110	14%	1,730	1,604	126	8%
Amortization of purchased intangible assets	5,091	2,734	2,357	86%	7,460	5,487	1,973	36%
Operating expenses	51,001	45,970	5,031	11%	96,347	88,354	7,993	9%
Operating income	22,238	19,244	2,994	16%	22,275	24,752	(2,477)	(10)%
Depreciation and amortization	13,711	13,342			28,758	26,699
Amortization of purchased intangible assets	5,091	2,734			7,460	5,487
Acquisition- and disposition-related expenses	2,137	3,690			3,788	5,559
Equity in net (loss) income of unconsolidated affiliates	(2)	—			233	228
Other reconciling items, net	28	—			55	—
Segment Adjusted EBITDA	$43,203	$39,010	$4,193	11%	$62,569	$62,725	$(156)	—%
Comparison of the Three Months Ended December 31, 2022 to 2021
Net Revenue
Net revenue in our Performance Services segment increased by $16.4 million, or 15%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was primarily attributable to growth of $7.3 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year period, an increase of $4.3 million in other revenue driven by growth in Contigo Health as well as incremental revenue from the TRPN acquisition and growth of $3.4 million in consulting services under our PINC AI platform.

Cost of Revenue
Performance Services segment cost of revenue increased by $8.4 million, or 20%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to an increase in consulting services expenses as well as higher personnel costs associated with increased headcount to support revenue growth.
Operating Expenses
Performance Services segment operating expenses increased by $5.0 million, or 11%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was driven by an increase of $2.6 million in SG&A expenses primarily due to higher personnel costs associated with increased headcount primarily in our PINC AI and Remitra businesses offset by a decrease in acquisition- and disposition-related expenses. In addition, operating expenses increased by $2.4 million due to amortization of purchased intangible assets primarily associated with the TRPN acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $4.2 million, or 11%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021 primarily due to revenue growth in PINC AI and Contigo Health, primarily as a result a result of the TRPN acquisition, partially offset by higher cost of revenue and operating expenses driven by increases in consulting services expenses and personnel costs to support revenue growth.
Comparison of the Six Months Ended December 31, 2022 to 2021
Net Revenue
Net revenue in our Performance Services segment increased by $22.2 million, or 11%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase was primarily attributable to growth of $9.1 million in other revenue driven by growth in Contigo Health as well as incremental revenue from the TRPN acquisition, growth of $5.8 million in consulting services under our PINC AI platform and growth of $4.9 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year period.
Cost of Revenue
Performance Services segment cost of revenue increased by $16.7 million, or 20%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to an increase in consulting services expenses as well as higher personnel costs associated with increased headcount to support revenue growth.
Operating Expenses
Performance Services segment operating expenses increased by $8.0 million, or 9%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase was driven by an increase of $5.9 million in SG&A expenses due to higher personnel costs associated with increased headcount primarily in our PINC AI and Remitra businesses, as well as an increase of $2.0 million in amortization of purchased intangible assets primarily due to the TRPN acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA was flat for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
Operating expenses:
Selling, general and administrative	$45,719	$55,933	$(10,214)	(18)%	$85,625	$96,902	$(11,277)	(12)%
Operating expenses	45,719	55,933	(10,214)	(18)%	85,625	96,902	(11,277)	(12)%
Operating loss	(45,719)	(55,933)	10,214	(18)%	(85,625)	(96,902)	11,277	(12)%
Depreciation and amortization	2,074	2,192			4,299	4,423
Stock-based compensation	2,801	16,330			10,150	24,081
Strategic initiative and financial restructuring-related expenses	7,527	3,749			9,046	3,774
Deferred compensation plan income	2,659	2,389			289	2,071
Other reconciling items, net	—	(1)			—	(2)
Adjusted EBITDA	$(30,658)	$(31,274)	$616	2%	$(61,841)	$(62,555)	$714	1%
Comparison of the Three Months Ended December 31, 2022 to 2021
Operating Expenses
Corporate operating expenses decreased by $10.2 million, or 18%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a decrease in stock-based compensation expense due to lower forecasted achievement of performance share awards, offset by an increase in professional fees related to strategic initiative and financial restructuring-related activities.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Comparison of the Six Months Ended December 31, 2022 to 2021
Operating Expenses
Corporate operating expenses decreased by $11.3 million, or 12%, during the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to a decrease in stock-based compensation expense due to lower forecasted achievement of performance share awards as compared to prior year as well as a decrease in deferred compensation plan expense as a result of market changes. These decreases were partially offset by an increase in professional fees related to strategic initiatives and financial restructuring-related activities.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities.

Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of December 31, 2022 and June 30, 2022, we had cash and cash equivalents of $94.6 million and $86.1 million, respectively. As of December 31, 2022 and June 30, 2022, there was $300.0 million and $150.0 million, respectively, of outstanding borrowings under our Credit Facility. During the six months ended December 31, 2022, we borrowed $285.0 million and repaid $135.0 million under our Prior Loan Agreement (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements), which was used for other general corporate purposes and to partially fund the TRPN acquisition (see Note 3 - Business Acquisitions for further information). For the six months ended December 31, 2022, there were no borrowings or repayments under the Credit Facility. In January 2023, we repaid $30.0 million of outstanding borrowings under the Credit Facility.
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
Discussion of Cash Flows for the Six Months Ended December 31, 2022 and 2021
A summary of net cash flows is as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$196,725	$197,527
Investing activities	(227,466)	(68,660)
Financing activities	39,230	(171,846)
Effect of exchange rate changes on cash flows	(9)	(1)
Net increase (decrease) in cash and cash equivalents	$8,480	$(42,980)
Net cash provided by operating activities was flat for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.
Net cash used in investing activities increased by $158.8 million for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in net cash used in investing activities was primarily due to the TRPN acquisition in the current year period, partially offset by the cash outlay for the investment in Exela Holdings, Inc. in the six months ended December 31, 2021 and a decrease in purchase of property and equipment.
Net cash provided by financing activities changed by $211.1 million for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The change in net cash provided by financing activities was primarily driven by the prior year cash outflow of $173.9 million for the repurchase of Class A common stock under our fiscal 2022 stock repurchase program and an increase of $100.0 million in net borrowings under our Credit Facility. These changes were partially offset by $36.6 million less proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options in the current year period as compared to the prior year period as well as a decrease of $24.7 million in other financing activities. The change in other financing activities was primarily driven by fiscal 2022 proceeds from member health systems that acquired membership interests in ExPre in fiscal 2022.
Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2022 and 2021
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$196,725	$197,527
Purchases of property and equipment	(38,416)	(42,660)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(48,670)	(47,741)
Non-GAAP Free Cash Flow	$109,639	$107,126
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the six months ended December 31, 2022, we paid $51.3 million to members including imputed interest of $2.7 million which is included in net cash provided by operating activities. During the six months ended December 31, 2021, we paid $51.3 million to members including imputed interest of $3.6 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $2.5 million for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in Non-GAAP Free Cash Flow was primarily due to a decrease of $4.2 million in purchases of property and equipment.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Former Limited Partners
At December 31, 2022, $256.7 million remains to be paid without interest in 10 equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At December 31, 2022, we had commitments of $3.0 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the secured overnight financing rate (“SOFR”) plus an adjustment of 0.100% plus an applicable margin ranging from 1.250% to 1.750% or the prime lending rate plus an applicable margin ranging from 0.250% to 0.750%. We pay a commitment fee ranging from 0.125% to 0.225% for unused capacity under the Credit Facility. At December 31, 2022, the interest rate on outstanding borrowings under the Credit Facility was 5.633% and the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at December 31, 2022. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At December 31, 2022, we had outstanding borrowings of $300.0 million under the Credit Facility with $699.9 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In January 2023, we repaid $30.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.1 to this quarterly report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In each of September 2022 and December 2022, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On January 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2023 to stockholders of record on March 1, 2023.
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
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Through December 31, 2022, we have continued to limit the impact of inflation on our members, and maintain significantly lower inflation impact across our diverse product portfolio than national levels. However, there is still some level of risk and uncertainty for our members and other customers in 2023 as labor costs, raw material cost and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to measure the contributing factors, specifically transportation and freight, raw materials, and labor, that led to temporary adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in specific raw materials; however, the cost of labor remains high. We are continuously working to lower these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as continued price reductions in certain product categories such as pharmaceuticals.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At December 31, 2022, we had $300.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at December 31, 2022, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $3.0 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s quarterly evaluation of the disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for certain assets of TRPN, which was acquired during the six months ended December 31, 2022 and is included in our condensed consolidated financial statements as of December 31, 2022 and for the period from the acquisition date through December 31, 2022. The aggregate assets and total net revenues of TRPN accounted for 5.1% and 0.4%, respectively, of the condensed consolidated financial statements as of and for the six months ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information relating to certain legal proceedings in which we are involved is included in Note 13 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
During the quarter ended December 31, 2022, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2022 Annual Report

Item 6. Exhibits

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and Truist Securities, Inc. as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2022).

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
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 7, 2023	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer