Form 10-K/A
period 2022-06-30
Premier, Inc.
filed 2023-03-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Premier, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, originally filed with the Securities and Exchange Commission on August 16, 2022 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of amending the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 that were included as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing, which referred to a quarterly report on Form 10-Q, rather than an annual report on Form 10-K.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

10.19	Consulting Agreement, effective September 1, 2021, between Stephen R. D’Arcy and Premier, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2021)
10.20	Consulting Agreement, effective September 1, 2021, between David H. Langstaff and Premier, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 7, 2021)
10.21	Consulting Agreement, effective September 1, 2021, between William E. Mayer and Premier, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 7, 2021)
10.22	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 7, 2021)
21	Subsidiaries of the Company*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)**
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*    Filed herewith
**    Previously filed
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	March 6, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)
Michael J. Alkire		March 6, 2023

/s/ CRAIG S. MCKASSON	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)
Craig S. McKasson		March 6, 2023

*
John T. Bigalke	Director

*
Helen M. Boudreau	Director

*
Jody R. Davids	Director

*
Peter S. Fine	Director

*
Marc D. Miller	Director

*
Marvin R. O'Quinn	Director

*
Terry D. Shaw	Director

*
Richard J. Statuto	Director

*
Ellen C. Wolf	Director

* Pursuant to Power of Attorney

/s/ CRAIG S. MCKASSON	March 6, 2023
Craig S. McKasson
Attorney-in Fact