Form 10-Q
period 2023-03-31
Premier, Inc.
filed 2023-05-03
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of April 27, 2023, there were 119,078,357 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the nine months ended March 31, 2023 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•pending and potential litigation;
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;
•data loss or corruption due to failures or errors in our systems, service disruptions at our data centers and/or breaches or failures of our security measures;
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
•potential sales and use tax liabilities in certain jurisdictions;
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
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) and this Quarterly Report.
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
References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure through an exchange under which member owners converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into our Class A common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
References to the “Subsidiary Reorganization” are references to an internal legal reorganization of our corporate subsidiaries in December 2021 for the purpose of simplifying our subsidiary reporting structure. For additional information and details regarding the Subsidiary Reorganization, see our Quarterly Report on Form 10-Q for the period ended December 31, 2021.
References to “Prior Premier GP” are references to our former wholly owned subsidiary Premier Services, LLC, which was merged with and into Premier, Inc., with Premier, Inc. being the surviving entity as part of the Subsidiary Reorganization.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2023	June 30, 2022
Assets
Cash and cash equivalents	$91,493	$86,143
Accounts receivable (net of $2,747 and $2,043 allowance for credit losses, respectively)	115,289	114,129
Contract assets (net of $808 and $755 allowance for credit losses, respectively)	290,824	260,061
Inventory	94,431	119,652
Prepaid expenses and other current assets	59,091	65,581
Total current assets	651,128	645,566
Property and equipment (net of $642,684 and $578,644 accumulated depreciation, respectively)	206,687	213,379
Intangible assets (net of $252,997 and $217,582 accumulated amortization, respectively)	442,718	356,572
Goodwill	1,069,073	999,913
Deferred income tax assets	722,949	725,032
Deferred compensation plan assets	47,699	47,436
Investments in unconsolidated affiliates	230,300	215,545
Operating lease right-of-use assets	31,658	39,530
Other assets	110,305	114,154
Total assets	$3,512,517	$3,357,127

Liabilities and stockholders' equity
Accounts payable	$53,486	$44,631
Accrued expenses	63,372	40,968
Revenue share obligations	258,112	245,395
Accrued compensation and benefits	59,088	93,638
Deferred revenue	27,880	30,463
Current portion of notes payable to former limited partners	99,200	97,806
Line of credit and current portion of long-term debt	236,272	153,053
Other current liabilities	102,922	47,183
Total current liabilities	900,332	753,137
Long-term debt, less current portion	1,008	2,280
Notes payable to former limited partners, less current portion	126,614	201,188
Deferred compensation plan obligations	47,699	47,436
Deferred consideration, less current portion	29,189	28,702
Operating lease liabilities, less current portion	25,468	32,960
Other liabilities	46,416	42,574
Total liabilities	1,176,726	1,108,277
Commitments and contingencies (Note 13)

	March 31, 2023	June 30, 2022
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 125,309,682 shares issued and 118,880,307 shares outstanding at March 31, 2023 and 124,481,610 shares issued and 118,052,235 shares outstanding at June 30, 2022	1,253	1,245
Treasury stock, at cost; 6,429,375 shares at both March 31, 2023 and June 30, 2022	(250,129)	(250,129)
Additional paid-in capital	2,175,048	2,166,047
Retained earnings	409,630	331,690
Accumulated other comprehensive loss	(11)	(3)
Total stockholders' equity	2,335,791	2,248,850
Total liabilities and stockholders' equity	$3,512,517	$3,357,127
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenue:
Net administrative fees	$148,441	$148,396	$452,870	$448,261
Software licenses, other services and support	116,579	105,808	359,795	320,109
Services and software licenses	265,020	254,204	812,665	768,370
Products	57,212	93,629	183,066	323,825
Net revenue	322,232	347,833	995,731	1,092,195
Cost of revenue:
Services and software licenses	54,149	46,735	163,428	136,326
Products	49,013	88,621	168,507	294,916
Cost of revenue	103,162	135,356	331,935	431,242
Gross profit	219,070	212,477	663,796	660,953
Operating expenses:
Selling, general and administrative	143,587	143,676	416,165	418,330
Research and development	1,001	826	2,976	2,666
Amortization of purchased intangible assets	11,916	11,151	35,415	32,890
Operating expenses	156,504	155,653	454,556	453,886
Operating income	62,566	56,824	209,240	207,067
Equity in net income of unconsolidated affiliates	4,630	3,991	14,547	17,165
Interest expense, net	(4,269)	(2,804)	(11,759)	(8,465)
Gain on FFF Put and Call Rights	—	—	—	64,110
Other income (expense), net	2,954	(4,248)	3,720	(2,176)
Other income (expense), net	3,315	(3,061)	6,508	70,634
Income before income taxes	65,881	53,763	215,748	277,701
Income tax expense	17,232	14,694	59,766	40,094
Net income	48,649	39,069	155,982	237,607
Net income attributable to non-controlling interest	(1,848)	(654)	(2,419)	(1,643)
Net income attributable to stockholders	$46,801	$38,415	$153,563	$235,964

Comprehensive income:
Net income	$48,649	$39,069	$155,982	$237,607
Comprehensive income attributable to non-controlling interest	(1,848)	(654)	(2,419)	(1,643)
Foreign currency translation gain (loss)	1	4	(8)	3
Comprehensive income attributable to stockholders	$46,802	$38,419	$153,555	$235,967

Weighted average shares outstanding:
Basic	118,872	118,697	118,668	120,957
Diluted	119,816	119,813	119,832	122,302

Earnings per share attributable to stockholders:
Basic	$0.39	$0.32	$1.29	$1.95
Diluted	$0.39	$0.32	$1.28	$1.94
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	42,959	—	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	(243)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,097)	—	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2022	118,746	1,252	6,429	(250,129)	2,161,000	349,309	(13)	2,261,419
Issuance of Class A common stock under equity incentive plan	54	—	—	—	60	—	—	60
Issuance of Class A common stock under employee stock purchase plan	67	1	—	—	2,267	—	—	2,268
Stock-based compensation expense	—	—	—	—	2,679	—	—	2,679
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	64,374	—	64,374
Net income attributable to non-controlling interest	—	—	—	—	328	(328)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,303)	—	(25,303)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Other	—	—	—	—	590	—	—	590
Balance at December 31, 2022	118,867	1,253	6,429	(250,129)	2,166,909	388,052	(12)	2,306,073
Issuance of Class A common stock under equity incentive plan	13	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,560	—	—	6,560
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(297)	—	—	(297)
Net income	—	—	—	—	—	48,649	—	48,649
Net income attributable to non-controlling interest	—	—	—	—	1,848	(1,848)	—	—
Change in ownership of consolidated entity	—	—	—	—	28	—	—	28
Dividends ($0.21 per share)	—	—	—	—	—	(25,223)	—	(25,223)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	118,880	$1,253	6,429	$(250,129)	$2,175,048	$409,630	$(11)	$2,335,791

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	$2,059,194	$169,474	$—	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,239	13	—	—	22,851	—	—	22,864
Treasury stock	(1,091)	—	1,091	(42,628)	—	—	—	(42,628)
Stock-based compensation expense	—	—	—	—	7,554	—	—	7,554
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(9,171)	—	—	(9,171)
Net income	—	—	—	—	—	121,306	—	121,306
Net loss attributable to non-controlling interest	—	—	—	—	(698)	698	—	—
Dividends ($0.20 per share)	—	—	—	—	—	(24,877)	—	(24,877)
Non-controlling interest related to acquisition	—	—	—	—	23,145	—	—	23,145
Balance at September 30, 2021	122,681	1,238	1,091	(42,628)	2,102,875	266,601	—	2,328,086
Issuance of Class A common stock under equity incentive plan	579	5	—	—	14,398	—	—	14,403
Issuance of Class A common stock under employee stock purchase plan	52	1	—	—	1,976	—	—	1,977
Treasury stock	(3,377)	—	3,377	(133,396)	—	—	—	(133,396)
Stock-based compensation expense	—	—	—	—	16,234	—	—	16,234
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(1,495)	—	—	(1,495)
Net income	—	—	—	—	—	77,232	—	77,232
Net income attributable to non-controlling interest	—	—	—	—	1,687	(1,687)	—	—
Change in ownership of consolidated entity	—	—	—	—	12	—	—	12
Dividends ($0.20 per share)	—	—	—	—	—	(24,250)	—	(24,250)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	119,935	1,244	4,468	(176,024)	2,135,687	317,896	(1)	2,278,802
Issuance of Class A common stock under equity incentive plan	12	—	—	—	118	—	—	118
Treasury stock	(1,961)	—	1,961	(74,105)	—	—	—	(74,105)
Stock-based compensation expense	—	—	—	—	14,004	—	—	14,004
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(174)	—	—	(174)
Net income	—	—	—	—	—	39,069	—	39,069
Net income attributable to non-controlling interest	—	—	—	—	654	(654)	—	—
Change in ownership of consolidated entity	—	—	—	—	24	—	—	24
Dividends ($0.20 per share)	—	—	—	—	—	(24,140)	—	(24,140)
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Balance at March 31, 2022	117,986	$1,244	6,429	$(250,129)	$2,150,313	$332,171	$3	$2,233,602
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2023	2022
Operating activities
Net income	$155,982	$237,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,568	95,764
Equity in net income of unconsolidated affiliates	(14,547)	(17,165)
Deferred income taxes	2,083	36,926
Stock-based compensation	16,375	37,792
Gain on FFF Put and Call Rights	—	(64,110)
Other, net	3,066	4,578
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	47,389	91,418
Contract assets	(31,975)	(39,139)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	52,237	(48,882)
Net cash provided by operating activities	331,178	334,789
Investing activities
Purchases of property and equipment	(58,464)	(61,061)
Acquisition of businesses and equity method investments, net of cash acquired	(187,750)	(26,000)
Investment in unconsolidated affiliates	(2,060)	(16,000)
Other	(1,510)	(10,000)
Net cash used in investing activities	(249,784)	(113,061)
Financing activities
Payments made on notes payable	(76,024)	(75,082)
Proceeds from credit facility	350,000	300,000
Payments on credit facility	(265,000)	(125,000)
Proceeds from exercise of stock options under equity incentive plan	704	37,385
Cash dividends paid	(75,227)	(72,861)
Repurchase of Class A common stock (held as treasury stock)	—	(250,129)
Other, net	(10,489)	14,318
Net cash used in financing activities	(76,036)	(171,369)
Effect of exchange rate changes on cash flows	(8)	3
Net increase in cash and cash equivalents	5,350	50,362
Cash and cash equivalents at beginning of period	86,143	129,141
Cash and cash equivalents at end of period	$91,493	$179,503
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 14 - Segments for further information related to the Company’s reportable business segments. The Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that allow employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and RemitraTM, the Company’s digital invoicing and payables automation business which provides financial support services to healthcare providers and suppliers.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the nine months ended March 31, 2023 and 2022 (in thousands):

	Nine Months Ended March 31,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$5	$129
Non-cash investment in unconsolidated affiliates	7,800	—
Accrued dividend equivalents	778	738
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 during the second quarter of fiscal 2023. The standard did not have a material impact on the Company’s financial statements nor its related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, the Company, through its consolidated subsidiary Contigo Health, LLC (“Contigo Health”), acquired certain assets (the “TRPN Transferred Assets”) of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”), including contracts with more than 900,000 providers (collectively, the “Assumed Contracts”), and agreed to assume certain liabilities and obligations of TRPN with regard to the Assumed Contracts (referred to as the “TRPN acquisition”). The TRPN Transferred Assets relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute-care hospitals, surgery centers, physicians and other non-acute providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN.
The purchase price paid by the Company to complete the TRPN acquisition consisted of cash of $177.5 million, funded with borrowings under the Company’s Credit Facility (as defined in Note 8 - Debt and Notes Payable) and cash on hand, of which $17.8 million was placed in escrow to satisfy indemnification obligations of TRPN to Contigo Health and its affiliates and other parties related thereto under the purchase agreement governing the TRPN acquisition.
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
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income
			Three Months Ended		Nine Months Ended
	Carrying Value		March 31,		March 31,
	March 31, 2023	June 30, 2022	2023	2022	2023	2022
FFF	$136,584	$137,162	$1,370	$2,437	$9,075	$11,836
Exela	31,368	27,733	2,865	501	3,635	1,504
Qventus	16,000	16,000	—	—	—	—
Prestige	16,206	15,597	139	935	610	3,272
Other investments	30,142	19,053	256	118	1,227	553
Total investments	$230,300	$215,545	$4,630	$3,991	$14,547	$17,165
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at March 31, 2023 and June 30, 2022. The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and in lieu of a distribution, the Company received an increase of $24.8 million to the its liquidation preferences on the Class B common stock in FFF, bringing the Company’s total liquidation preference in FFF to $32.3 million. In the event of liquidation or dissolution of FFF, the Company will receive the liquidation preference of $32.3 million prior to any pro rata distribution of FFF’s proportional equity value between the Company and the majority shareholder of FFF. As a result of the increase to the liquidation preference and priority of the Company’s Class B common stock in FFF in the event of liquidation or dissolution of FFF, the Company will no longer account for its investment in FFF using the equity method of accounting. As of the date of the amendment, the Company will account for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at March 31, 2023. At March 31, 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at March 31, 2023. At March 31, 2023, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
The Company accounts for its investments in Exela and Prestige using the equity method of accounting and includes each investment as part of the Supply Chain Services segment.
The Company, through PHSI, purchased an approximate 7% interest in Qventus, Inc. (“Qventus”) through its ownership of Qventus Series C preferred stock. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Cash equivalents	$76	$76	$—	$—
Deferred compensation plan assets	52,787	52,787	—	—
Total assets	52,863	52,863	—	—

Earn-out liabilities	27,174	—	—	27,174
Total liabilities	$27,174	$—	$—	$27,174

June 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	52,718	52,718	—	—
Total assets	52,793	52,793	—	—

Earn-out liabilities	22,789	—	—	22,789
Total liabilities	$22,789	$—	$—	$22,789
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.1 million and $5.3 million at March 31, 2023 and June 30, 2022, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the FFF shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of March 31, 2023 and June 30, 2022, the Call Right had zero value. In the event that the Call Right is exercised, the purchase price for the additional interest in FFF will be at a per share price equal to FFF’s earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
Earn-out liabilities
At March 31, 2023, earn-out liabilities have been established in connection with certain of our acquisitions, including the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020 as well as other immaterial acquisitions. The earnout liability related to the Acurity and Nexera asset acquisition was based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. Earn-out liabilities are classified as Level 3 of the fair value hierarchy.

Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.8% at March 31, 2023 and 1.6% at June 30, 2022. As of March 31, 2023 and June 30, 2022, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at March 31, 2023 and June 30, 2022 was $23.0 million and $22.8 million, respectively.

Input assumptions	As of March 31, 2023	As of June 30, 2022
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.8%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s earn-out liabilities and FFF Put Right is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)(a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended March 31, 2023
Earn-out liabilities	$24,098	$—	$3,076	$27,174
Total Level 3 liabilities	$24,098	$—	$3,076	$27,174

Three Months Ended March 31, 2022
Earn-out liabilities	$24,139	$—	$(945)	$23,194
Total Level 3 liabilities	$24,139	$—	$(945)	$23,194

Nine Months Ended March 31, 2023
Earn-out liabilities	$22,789	$1,460	$2,925	$27,174
Total Level 3 liabilities	$22,789	$1,460	$2,925	$27,174

Nine Months Ended March 31, 2022
Earn-out liabilities	$24,249	$—	$(1,055)	$23,194
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(1,055)	$23,194
_________________________________
(a)Purchases for the nine months ended March 31, 2023 includes an earn-out which has not been earned or paid as of March 31, 2023. Settlements for the nine months ended March 31, 2022 includes non-cash gain recognized as a result the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)A gain on level 3 liability balances will decrease the liability ending balance whereas a loss on level 3 liability balance will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the three months ended September 30, 2020. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of March 31,

2023 and June 30, 2022, the notes payable to former limited partners were recorded net of discounts of $5.2 million and $9.1 million, respectively.
During the nine months ended March 31, 2023, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the TRPN acquisition were determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value at March 31, 2023 and $0.1 million less than the carrying value at June 30, 2022 based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2023 that was included in the opening balance of deferred revenue at June 30, 2022 was $25.5 million, which is a result of satisfying certain performance obligations.
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
Net revenue of $5.4 million and $3.9 million was recognized during the three and nine months ended March 31, 2023, respectively, from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $6.1 million and $6.6 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. These increases were partially offset by a reduction of $0.7 million and $2.7 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $5.7 million and $3.6 million was recognized during the three and nine months ended March 31, 2022, respectively, from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $5.4 million and $3.3 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. In addition, net revenue recognized in both periods was driven by an increase of $0.3 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $701.7 million. The Company expects to recognize approximately 40% of the remaining performance obligations over the next 12 months and an additional 23% over the following 12 months, with the remainder recognized thereafter.

(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill consisted of the following (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2022	$388,502	$611,411	$999,913
Acquisition of businesses and assets	—	69,160	69,160
March 31, 2023	$388,502	$680,571	$1,069,073
Goodwill increased primarily due to the TRPN acquisition (see Note 3 - Business Acquisitions). The initial purchase price allocation for the TRPN acquisition is preliminary and subject to change in the valuation of the assets acquired and the liabilities assumed.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31, 2023	June 30, 2022
Member relationships	14.7 years	$386,100	$386,100
Provider network	15.0 years	106,500	—
Technology	7.1 years	99,317	98,017
Customer relationships	9.4 years	57,930	47,830
Non-compete agreements	5.2 years	17,715	17,315
Trade names	6.7 years	18,920	17,210
Other (a)	9.3 years	9,233	7,682
Total intangible assets		695,715	574,154
Accumulated amortization		(252,997)	(217,582)
Total intangible assets, net		$442,718	$356,572
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The net carrying value of intangible assets by segment was as follows (in thousands):

	March 31, 2023	June 30, 2022
Supply Chain Services	$277,641	$301,611
Performance Services (a)	165,077	54,961
Total intangible assets, net	$442,718	$356,572
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
Intangible asset amortization was $11.9 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively, and $35.4 million and $32.9 million for the nine months ended March 31, 2023 and 2022, respectively.

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2023 (a)	$12,688
2024	49,761
2025	48,136
2026	46,892
2027	44,240
Thereafter	240,001
Total amortization expense	$441,718
(a)As of March 31, 2023, estimated amortization expense is for the period from April 1, 2023 to June 30, 2023.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Credit facility	$235,000	$150,000
Notes payable to members, net of discount	225,814	298,994
Other notes payable	2,280	5,333
Total debt and notes payable	463,094	454,327
Less: current portion	(335,472)	(250,859)
Total long-term debt and notes payable	$127,622	$203,468
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI (“Co-Borrowers”), and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into an unsecured Amended and Restated Credit Agreement, dated as of December 12, 2022 (the “Credit Facility”). The Credit Facility has a maturity date of December 12, 2027, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility contains an unconditional and irrevocable guaranty of all obligations of Co-Borrowers under the Credit Facility by the current and future guarantors. Premier is not a guarantor under the Credit Facility.
The Credit Facility refinanced the Credit Agreement, dated as of November 9, 2018, as amended (the “Prior Loan Agreement”), and the Prior Loan Agreement, which was scheduled to mature on November 9, 2023, was terminated on December 12, 2022. The Prior Loan Agreement included a $1.0 billion unsecured revolving credit facility. At the time of its termination, outstanding borrowings, accrued interest and fees and expenses under the Prior Loan Agreement totaled $331.3 million, which was repaid with cash on hand and borrowings under the Credit Facility.
At the Company’s option, committed loans under the Credit Facility may be in the form of secured overnight financing rate loans (“SOFR Loans”) or base rate loans. SOFR Loans bear interest at Term SOFR plus an adjustment of 0.100% (“Adjusted Term SOFR”) plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base rate loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.500%, the one-month Adjusted Term SOFR plus 1.000%, and 0.000%), plus the Applicable Rate. The Applicable Rate ranges from 1.250% to 1.750% for SOFR Loans and 0.250% to 0.750% for base rate loans. At March 31, 2023, the interest rates for SOFR Loans and base rate loans were 6.152% and 8.250%, respectively. Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.225% per annum on the actual daily unused amount of commitments under the Credit Facility. At March 31, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.195% and the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at March 31, 2023. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
The Company had $235.0 million in outstanding borrowings under the Credit Facility at March 31, 2023 with $765.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the nine months ended March 31, 2023, the Company borrowed $285.0 million and repaid $135.0 million of outstanding borrowings under the Prior Loan Agreement. For the nine months ended March 31, 2023, the Company borrowed $65.0 million and repaid $130.0 million of outstanding borrowings under the Credit Facility. In April 2023, the Company repaid $60.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Former Limited Partners
At March 31, 2023, the Company had $225.8 million of notes payable to former LPs, net of discounts on notes payable of $5.2 million, of which $99.2 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2022, the Company had $299.0 million of notes payable to former LPs, net of discounts on notes payable of $9.1 million, of which $97.8 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At March 31, 2023 and June 30, 2022, the Company had $2.3 million and $5.3 million in other notes payable, respectively, of which $1.3 million and $3.1 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) STOCKHOLDERS' EQUITY
As of March 31, 2023, there were 118,880,307 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
During the nine months ended March 31, 2023, the Company paid cash dividends of $0.21 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2022, December 15, 2022 and March 15, 2023. On April 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 15, 2023 to stockholders of record on June 1, 2023.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator for basic earnings per share:
Net income attributable to stockholders (a)	$46,801	$38,415	$153,563	$235,964

Numerator for diluted earnings per share:
Net income attributable to stockholders (a)	$46,801	$38,415	$153,563	$235,964
Net loss attributable to non-controlling interest	—	—	—	1,643
Net income for diluted earnings per share	$46,801	$38,415	$153,563	$237,607

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	118,872	118,697	118,668	120,957
Effect of dilutive securities: (c)
Stock options	76	98	103	225
Restricted stock	528	465	519	499
Performance share awards	340	553	542	621
Diluted weighted average shares and assumed conversions	119,816	119,813	119,832	122,302

Earnings per share attributable to stockholders:
Basic	$0.39	$0.32	$1.29	$1.95
Diluted	$0.39	$0.32	$1.28	$1.94
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$48,649	$39,069	$155,982	$237,607
Net income attributable to non-controlling interest	(1,848)	(654)	(2,419)	(1,643)
Net income attributable to stockholders	$46,801	$38,415	$153,563	$235,964
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the three and nine months ended March 31, 2023 and 2022.
(c)The effect of 0.3 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect for both the three and nine months ended March 31, 2023. Additionally, for the three and nine months ended March 31, 2023, the effect of 0.4 million and 0.3 million performance share awards, respectively, was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three and nine months ended March 31, 2022, the effect of 0.3 million and 0.6 million stock options and restricted stock units, respectively, was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, for the nine months ended March 31, 2022, the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(11) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 26% for the nine months ended March 31, 2023 and 2022, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 12 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Pre-tax stock-based compensation expense	$6,560	$14,004	$16,375	$37,792
Less: deferred tax benefit (a)	2,400	3,288	4,407	8,013
Total stock-based compensation expense, net of tax	$4,160	$10,716	$11,968	$29,779
_________________________________
(a)For the three and nine months ended March 31, 2023, the deferred tax benefit was reduced by $0.7 million and $0.2 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of March 31, 2023, there were 3.9 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the nine months ended March 31, 2023:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2022	1,201,130	$35.59	1,578,795	$33.66	896,354	$30.38
Granted	419,519	36.69	823,009	35.34	—	—
Vested/exercised	(257,571)	36.37	(826,743)	36.35	(24,351)	32.84
Forfeited	(72,268)	35.81	(81,350)	33.41	(2,906)	35.65
Outstanding at March 31, 2023	1,290,810	$35.78	1,493,711	$33.09	869,097	$30.30

Stock options outstanding and exercisable at March 31, 2023					869,097	$30.30
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
Unrecognized stock-based compensation expense at March 31, 2023 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$23,381	1.8 years
Performance share awards	22,830	1.8 years
Total unrecognized stock-based compensation expense	$46,211	1.8 years
At March 31, 2023, there was no unrecognized stock-based compensation expense for outstanding stock options.

The aggregate intrinsic value of stock options at March 31, 2023 was as follows (in thousands):

Intrinsic Value of Stock Options
Outstanding and exercisable	$2,325
Exercised during the nine months ended March 31, 2023	78
(12) INCOME TAXES
Income tax expense for the three months ended March 31, 2023 and 2022 was $17.2 million and $14.7 million, respectively, which reflects effective tax rates of 26% and 27%, respectively. The change in the effective tax rate for the three months ended March 31, 2023 is primarily related to changes in stock-based compensation expense.
Income tax expense for the nine months ended March 31, 2023 and 2022 was $59.8 million and $40.1 million, respectively, which reflects effective tax rates of 28% and 14%, respectively. The change in the effective tax rate for the nine months ended March 31, 2023, is primarily driven by the prior year valuation allowance release resulting from the Subsidiary Reorganization. Excluding the valuation allowance release, the effective tax rate would have been 25% for the nine months ended March 31, 2022 with the remaining difference primarily related to repricing due to the Subsidiary Reorganization and state legislative changes.
As of March 31, 2023, total tax liabilities included $52.3 million within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(13) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for both the three months ended March 31, 2023 and 2022 was $2.5 million. Operating lease expense for the nine months ended March 31, 2023 and 2022 was $7.5 million and $7.6 million, respectively. As of March 31, 2023, the weighted average remaining lease term was 3.1 years, and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2023	June 30, 2022
2023 (a)	$2,406	$12,131
2024	12,381	12,267
2025	12,389	12,301
2026	9,005	9,005
2027	1,324	1,323
Total future minimum lease payments	37,505	47,027
Less: imputed interest	2,281	3,445
Total operating lease liabilities (b)	$35,224	$43,582
_________________________________
(a)As of March 31, 2023, future minimum lease payments are for the period from April 1, 2023 to June 30, 2023.
(b)As of March 31, 2023, total operating lease liabilities included $9.8 million within other current liabilities in the Condensed Consolidated Balance Sheets.
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

(14) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AI, the Company’s technology and services platform; Contigo Health, the Company’s direct-to-employer business; and Remitra, the Company’s digital invoicing and payables automation business.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue:
Supply Chain Services
Net administrative fees	$148,441	$148,396	$452,870	$448,261
Software licenses, other services and support	11,032	8,914	35,963	27,165
Services and software licenses	159,473	157,310	488,833	475,426
Products	57,212	93,629	183,066	323,825
Total Supply Chain Services (a)	216,685	250,939	671,899	799,251
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	44,685	49,347	142,097	144,357
Consulting services	22,087	16,342	57,963	46,440
Software licenses	14,400	12,169	51,197	44,033
Other(b)	24,384	19,045	72,603	58,132
Total Performance Services (a)	105,556	96,903	323,860	292,962
Total segment net revenue	322,241	347,842	995,759	1,092,213
Eliminations (a)	(9)	(9)	(28)	(18)
Net revenue	$322,232	$347,833	$995,731	$1,092,195
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health, Remitra and other PINC AI revenue.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Depreciation and amortization expense (a):
Supply Chain Services	$13,002	$14,114	$40,862	$40,710
Performance Services	17,189	16,163	53,407	48,349
Corporate	2,000	2,282	6,299	6,705
Total depreciation and amortization expense	$32,191	$32,559	$100,568	$95,764

Capital expenditures:
Supply Chain Services	$6,571	$6,740	$19,586	$22,212
Performance Services	13,311	10,926	38,576	34,312
Corporate	166	735	302	4,537
Total capital expenditures	$20,048	$18,401	$58,464	$61,061

	March 31, 2023	June 30, 2022
Total assets:
Supply Chain Services	$1,355,552	$1,406,108
Performance Services	1,261,241	1,054,687
Corporate	896,047	896,336
Total assets	3,512,840	3,357,131
Eliminations (b)	(323)	(4)
Total assets, net	$3,512,517	$3,357,127
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expense and non-recurring or non-cash items and including equity in net income of unconsolidated affiliates. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Income before income taxes	$65,881	$53,763	$215,748	$277,701
Equity in net income of unconsolidated affiliates (a)	(4,630)	(3,991)	(14,547)	(17,165)
Interest expense, net	4,269	2,804	11,759	8,465
Gain on FFF Put and Call Rights (b)	—	—	—	(64,110)
Other (income) expense, net	(2,954)	4,248	(3,720)	2,176
Operating income	62,566	56,824	209,240	207,067
Depreciation and amortization	20,275	21,408	65,153	62,874
Amortization of purchased intangible assets	11,916	11,151	35,415	32,890
Stock-based compensation (c)	6,709	14,149	16,859	38,229
Acquisition- and disposition-related expenses	6,294	3,115	11,592	10,282
Strategic initiative and financial restructuring-related expenses	1,942	5,540	10,988	9,314
Equity in net income of unconsolidated affiliates (a)	4,630	3,991	14,547	17,165
Deferred compensation plan expense (income) (d)	2,859	(3,994)	3,148	(1,923)
Other reconciling items, net	95	4	260	9
Non-GAAP Adjusted EBITDA	$117,286	$112,188	$367,202	$375,907

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$122,040	$118,034	$371,228	$381,586
Performance Services (e)	25,018	26,552	87,587	89,277
Corporate	(29,772)	(32,398)	(91,613)	(94,956)
Non-GAAP Adjusted EBITDA	$117,286	$112,188	$367,202	$375,907
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended March 31, 2023 and 2022 and $0.5 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively.
(d)Represents realized and unrealized gains and (losses) and dividend income on deferred compensation plan assets.
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
Business Overview
Our Business
Premier, Inc. (“Premier,” the “Company,” “we” or “our”) is a leading healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program and cost containment and wrap network and digital invoicing and payment automation processes for healthcare providers and suppliers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payor and life sciences markets. We also provide services to other businesses including food service, schools and universities.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$322,232	$347,833	$995,731	$1,092,195
Net income	48,649	39,069	155,982	237,607
Non-GAAP Adjusted EBITDA	117,286	112,188	367,202	375,907
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
Segment net revenue for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$216,685	$250,939	$(34,254)	(14)%	67%	72%
Performance Services	105,556	96,903	8,653	9%	33%	28%
Segment net revenue	$322,241	$347,842	$(25,601)	(7)%	100%	100%
Segment net revenue for the nine months ended March 31, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended March 31,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$671,899	$799,251	$(127,352)	(16)%	67%	73%
Performance Services	323,860	292,962	30,898	11%	33%	27%
Segment net revenue	$995,759	$1,092,213	$(96,454)	(9)%	100%	100%
Our Supply Chain Services segment includes one of the largest healthcare group purchasing organization (“GPO”) programs in the United States, serving acute, non-acute and non-healthcare sites and providing supply chain co-management, purchased services and direct sourcing activities. We generate revenue in our Supply Chain Services segment from administrative fees received from suppliers based on the total dollar volume of goods and services purchased by our members and other customers, service fees from supply chain co-management, subscription fees from purchased services and product sales in connection with our direct sourcing activities.
Our Performance Services segment consists of three sub-brands: PINC AI, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payor markets; Contigo Health, our direct-to-employer business which provides third-party administrator services and management of health benefit programs that allow employers to contract directly with healthcare providers as well as partner with the healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra, our digital invoicing and payables automation business which provides financial support services to healthcare providers and suppliers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare.
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
Trends in the U.S. healthcare market as well as the broader U.S. and global economy affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current business include the impact of inflation on the broader economy, the significant increase to input costs in healthcare, including the rising cost of labor, and the impact of the implementation of current or future healthcare legislation. Implementation of healthcare legislation could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Through March 31, 2023, we have continued to limit the impact of inflation on our members, and maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically transportation and freight, raw materials, and labor, that led to temporary adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to lower these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.

Russia-Ukraine War
In February 2022, Russia invaded Ukraine which resulted in sanctions, export controls and other measures imposed against Russia, Belarus and specific areas within Ukraine. As the war endures, it continues to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption. We continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and prepare for any implications that the war may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See Item 1A. “Risk Factors” in our 2022 Annual Report.
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
•Changes in the demand for our products and services. We experienced and may continue to experience demand uncertainty from both material increases and decreases in demand and pricing for our products and services as our members continue to recover from the impact of the COVID-19 pandemic and subsequent financial challenges. There was a material increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19 and variants thereof during fiscal 2020 and 2021. In the second half of fiscal 2022 through the current period of fiscal 2023, demand and pricing for PPE, drugs and other supplies decreased due to members’ excess inventory levels resulting in a decline in revenue relative to the previous two fiscal years. Patients, hospitals and other medical facilities may continue to defer some elective procedures and routine medical visits due to ongoing and continuing uncertainty from COVID-19 outbreaks or variants thereof, or as a result of restrictive government orders or advisories. While demand for many supplies and services not related to COVID-19 may continue to decline in fiscal 2023, rolling shortages of products and drugs needed for routine procedures, such as contrast media and flush syringes, could have an impact on demand for hospital services and the financial conditions of providers, particularly those forced to procure such products through resellers.
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
•Managing the evolving regulatory environment. On April 10, 2023, the Biden administration signed legislation to end the national emergency for COVID-19. Additional federal, state and local governments’ rules, regulations, orders and advisories, which were issued in response to the COVID-19 pandemic and variants thereof, are also expected to expire. These government actions can impact us and our members, other customers and suppliers.
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
Performance Services
Performance Services revenue is comprised of the following software licenses, other services and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement and value-based care products subscriptions, license fees, professional fees for consulting services, performance improvement collaborative and other service subscriptions and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform;
•third-party administrator fees, fees from the centers of excellence program, and cost containment and wrap network fees pursuant to the TRPN acquisition for Contigo Health; and
•fees from healthcare product suppliers and service providers for Remitra.
Our Performance Services growth will depend upon the expansion of our PINC AI technology and advisory services platform to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products, our ability to sell enterprise analytics licenses to new and existing customers at rates sufficient to offset the loss of recurring SaaS-based revenue due to the conversion to an enterprise analytics license, expansion into new markets and expansion of our Contigo Health and Remitra businesses to new and existing members.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). At March 31, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting as a result of the March 3, 2023 amendment. Prior to the March 3, 2023 amendment, our investment in FFF was accounted for as an equity method investment and a pro rata portion of the equity in net income was included in other income, net (see Note 4 - Investments). Other income, net, also includes, but is not limited to, the fiscal year 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 5 - Fair Value Measurements), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense
See Note 12 - Income Taxes for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments). At March 31, 2023, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with our member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and help ensure a robust and resilient supply chain for essential medical products.
As of March 31, 2023, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 26% for the three and nine months ended March 31, 2023 and 24% for the three and nine months ended March 31, 2022, respectively. The 24% tax rate in fiscal year 2022 was primarily due to the benefit from the release of $32.3 million of valuation allowance of our deferred tax asset as a result of the Subsidiary Reorganization.
Of the $32.3 million valuation allowance released in fiscal year 2022, $10.6 million was included in the estimated annual effective tax rate calculation to the extent such carryforwards were projected to offset fiscal year 2022 ordinary income. The remaining $21.7 million of valuation allowance released was included as a discrete item in the nine months ended March 31, 2022.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2023 and 2022 and $0.5 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively (see Note 11 - Stock-Based Compensation to the accompanying condensed consolidated financial statements).
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

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$148,441	46%	$148,396	43%	$452,870	45%	$448,261	41%
Software licenses, other services and support	116,579	36%	105,808	30%	359,795	36%	320,109	30%
Services and software licenses	265,020	82%	254,204	73%	812,665	82%	768,370	70%
Products	57,212	18%	93,629	27%	183,066	18%	323,825	30%
Net revenue	322,232	100%	347,833	100%	995,731	100%	1,092,195	100%
Cost of revenue:
Services and software licenses	54,149	17%	46,735	13%	163,428	16%	136,326	12%
Products	49,013	15%	88,621	25%	168,507	17%	294,916	27%
Cost of revenue	103,162	32%	135,356	39%	331,935	33%	431,242	39%
Gross profit	219,070	68%	212,477	61%	663,796	67%	660,953	61%
Operating expenses	156,504	49%	155,653	45%	454,556	46%	453,886	42%
Operating income	62,566	19%	56,824	16%	209,240	21%	207,067	19%
Other income (expense), net	3,315	1%	(3,061)	(1)%	6,508	1%	70,634	6%
Income before income taxes	65,881	20%	53,763	15%	215,748	22%	277,701	25%
Income tax expense	17,232	5%	14,694	4%	59,766	6%	40,094	4%
Net income	48,649	15%	39,069	11%	155,982	16%	237,607	22%
Net income attributable to non-controlling interest	(1,848)	(1)%	(654)	—%	(2,419)	—%	(1,643)	—%
Net income attributable to stockholders	$46,801	15%	$38,415	11%	$153,563	15%	$235,964	22%

Earnings per share attributable to stockholders:
Basic	$0.39		$0.32		$1.29		$1.95
Diluted	$0.39		$0.32		$1.28		$1.94
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$117,286	36%	$112,188	32%	$367,202	37%	$375,907	34%
Non-GAAP Adjusted Net Income	69,488	22%	68,098	20%	217,650	22%	235,444	22%
Non-GAAP Adjusted Earnings Per Share	0.58	nm	0.57	nm	1.82	nm	1.93	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$48,649	$39,069	$155,982	$237,607
Interest expense, net	4,269	2,804	11,759	8,465
Income tax expense	17,232	14,694	59,766	40,094
Depreciation and amortization	20,275	21,408	65,153	62,874
Amortization of purchased intangible assets	11,916	11,151	35,415	32,890
EBITDA	102,341	89,126	328,075	381,930
Stock-based compensation	6,709	14,149	16,859	38,229
Acquisition- and disposition-related expenses	6,294	3,115	11,592	10,282
Strategic initiative and financial restructuring-related expenses	1,942	5,540	10,988	9,314
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other reconciling items, net (a)	—	258	(312)	262
Adjusted EBITDA	$117,286	$112,188	$367,202	$375,907

Income before income taxes	$65,881	$53,763	$215,748	$277,701
Equity in net income of unconsolidated affiliates	(4,630)	(3,991)	(14,547)	(17,165)
Interest expense, net	4,269	2,804	11,759	8,465
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other (income) expense, net	(2,954)	4,248	(3,720)	2,176
Operating income	62,566	56,824	209,240	207,067
Depreciation and amortization	20,275	21,408	65,153	62,874
Amortization of purchased intangible assets	11,916	11,151	35,415	32,890
Stock-based compensation	6,709	14,149	16,859	38,229
Acquisition- and disposition-related expenses	6,294	3,115	11,592	10,282
Strategic initiative and financial restructuring-related expenses	1,942	5,540	10,988	9,314
Equity in net income of unconsolidated affiliates	4,630	3,991	14,547	17,165
Deferred compensation plan expense (income)	2,859	(3,994)	3,148	(1,923)
Other reconciling items, net (b)	95	4	260	9
Adjusted EBITDA	$117,286	$112,188	$367,202	$375,907

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Segment Adjusted EBITDA:
Supply Chain Services	$122,040	$118,034	$371,228	$381,586
Performance Services	25,018	26,552	87,587	89,277
Corporate	(29,772)	(32,398)	(91,613)	(94,956)
Adjusted EBITDA	$117,286	$112,188	$367,202	$375,907
_________________________________
(a)Other reconciling items, net is primarily attributable to (gain) loss on disposal of long-lived assets.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income attributable to stockholders	$46,801	$38,415	$153,563	$235,964
Net income attributable to non-controlling interest	1,848	654	2,419	1,643
Income tax expense	17,232	14,694	59,766	40,094
Amortization of purchased intangible assets	11,916	11,151	35,415	32,890
Stock-based compensation	6,709	14,149	16,859	38,229
Acquisition- and disposition-related expenses	6,294	3,115	11,592	10,282
Strategic initiative and financial restructuring-related expenses	1,942	5,540	10,988	9,314
Gain on FFF Put and Call Rights	—	—	—	(64,110)
Other reconciling items, net (a)	1,161	1,885	3,520	5,489
Non-GAAP adjusted income before income taxes	93,903	89,603	294,122	309,795
Income tax expense on adjusted income before income taxes (b)	24,415	21,505	76,472	74,351
Non-GAAP Adjusted Net Income	$69,488	$68,098	$217,650	$235,444

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted Average:
Basic weighted average shares outstanding	118,872	118,697	118,668	120,957
Dilutive securities	944	1,116	1,164	1,345
Weighted average shares outstanding - diluted	119,816	119,813	119,832	122,302
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2023 and 24% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2022.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Basic earnings per share attributable to stockholders	$0.39	$0.32	$1.29	$1.95
Net income attributable to non-controlling interest	0.02	0.01	0.02	0.01
Income tax expense	0.14	0.12	0.50	0.33
Amortization of purchased intangible assets	0.10	0.09	0.30	0.27
Stock-based compensation	0.06	0.12	0.14	0.32
Acquisition- and disposition-related expenses	0.05	0.03	0.10	0.09
Strategic initiative and financial restructuring-related expenses	0.02	0.05	0.09	0.08
Gain on FFF Put and Call Rights	—	—	—	(0.53)
Other reconciling items, net (a)	0.01	0.02	0.04	0.04
Impact of corporation taxes (b)	(0.21)	(0.18)	(0.64)	(0.61)
Impact of dilutive shares	—	(0.01)	(0.02)	(0.02)
Non-GAAP Adjusted Earnings per Share	$0.58	$0.57	$1.82	$1.93
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2023 and 24% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2022.

Consolidated Results - Comparison of the Three Months Ended March 31, 2023 to 2022
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $25.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to a decrease of $36.4 million in products revenue, partially offset by an increase of $10.8 million in software licenses and other services and support revenue.
Cost of Revenue
Cost of revenue decreased by $32.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease of $39.6 million in cost of products revenue, partially offset by an increase of $7.4 million in cost of services and software licenses.
Operating Expenses
Operating expenses were flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Other Income (Expense), Net
Other income (expense), net increased by $6.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in income of $7.2 million in other income (expense), net, and an increase of $0.6 million in equity in net income of unconsolidated affiliates. These increases were partially offset by an increase of $1.5 million in interest expense, net.
Income Tax Expense
For the three months ended March 31, 2023 and 2022, we recorded tax expense of $17.2 million and $14.7 million, respectively. The tax expense recorded during the three months ended March 31, 2023 and 2022 resulted in effective tax rates of 26% and 27%, respectively. The change in the effective tax rate is primarily attributable to the impact of a decrease in stock-based compensation expense. (See Note 12 - Income Taxes to the accompanying condensed consolidated financial statements for more information.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest increased by $1.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in the portion of net income attributable to non-controlling interests in our consolidated subsidiaries.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $5.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by increases of $4.0 million and $2.6 million in Supply Chain Services and Corporate Adjusted EBITDA, respectively, partially offset by a decrease of $1.6 million in Performance Services Adjusted EBITDA.
Consolidated Results - Comparison of the Nine Months Ended March 31, 2023 to 2022
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $96.5 million during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, due to a decrease of $140.7 million in products revenue, partially offset by increases of $39.7 million in software licenses, other services and support revenue and $4.6 million in net administrative fees.

Cost of Revenue
Cost of revenue decreased by $99.3 million during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, due to a decrease of $126.4 million in cost of products revenue, partially offset by an increase of $27.1 million in cost of services and software licenses.
Operating Expenses
Operating expenses were flat for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.
Other Income, Net
Other income, net decreased by $64.1 million during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to the prior year gain of $64.1 million on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability in fiscal year 2022.
Income Tax Expense
For the nine months ended March 31, 2023 and 2022, we recorded tax expense of $59.8 million and $40.1 million, respectively. The tax expense recorded during the nine months ended March 31, 2023 and 2022 resulted in effective tax rates of 28% and 14%, respectively. The change in the effective tax rate is primarily attributable to the impact of the Subsidiary Reorganization on the prior year effective tax rate. (See Note 12 - Income Taxes to the accompanying condensed consolidated financial statements.)
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was flat for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $8.7 million during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, primarily driven by decreases of $10.4 million and $1.7 million in Supply Chain Services and Performance Services, respectively. These decreases were partially offset by an increase of $3.4 million in Corporate Adjusted EBITDA.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
Net revenue:
Net administrative fees	$148,441	$148,396	$45	—%	$452,870	$448,261	$4,609	1%
Software licenses, other services and support	11,032	8,914	2,118	24%	35,963	27,165	8,798	32%
Services and software licenses	159,473	157,310	2,163	1%	488,833	475,426	13,407	3%
Products	57,212	93,629	(36,417)	(39)%	183,066	323,825	(140,759)	(43)%
Net revenue	216,685	250,939	(34,254)	(14)%	671,899	799,251	(127,352)	(16)%
Cost of revenue:
Services and software licenses	4,134	3,835	299	8%	13,731	10,472	3,259	31%
Products	49,013	88,621	(39,608)	(45)%	168,507	294,916	(126,409)	(43)%
Cost of revenue	53,147	92,456	(39,309)	(43)%	182,238	305,388	(123,150)	(40)%
Gross profit	163,538	158,483	5,055	3%	489,661	493,863	(4,202)	(1)%
Operating expenses:
Selling, general and administrative	52,033	49,954	2,079	4%	151,848	146,453	5,395	4%
Research and development	77	65	12	18%	322	301	21	7%
Amortization of purchased intangible assets	7,931	8,093	(162)	(2)%	23,970	24,344	(374)	(2)%
Operating expenses	60,041	58,112	1,929	3%	176,140	171,098	5,042	3%
Operating income	103,497	100,371	3,126	3%	313,521	322,765	(9,244)	(3)%
Depreciation and amortization	5,071	6,021			16,892	16,365
Amortization of purchased intangible assets	7,931	8,093			23,970	24,345
Acquisition- and disposition-related expenses	907	(180)			2,417	1,428
Equity in net income of unconsolidated affiliates	4,566	3,726			14,250	16,672
Other reconciling items, net	68	3			178	11
Segment Adjusted EBITDA	$122,040	$118,034	$4,006	3%	$371,228	$381,586	$(10,358)	(3)%
Comparison of the Three Months Ended March 31, 2023 to 2022
Net Revenue
Supply Chain Services segment net revenue decreased by $34.3 million, or 14%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by a decrease of $36.4 million in products revenue, partially offset by an increase of $2.1 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees were flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Products Revenue
Products revenue decreased by $36.4 million, or 39%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily a result of lower demand for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory purchased during the COVID-19 pandemic.

Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $2.1 million, or 24%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in purchased services revenue and growth in service fees associated with our committed purchasing programs.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $39.3 million, or 43%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to the decrease in products revenue and the corresponding decrease in cost of products revenue of $39.6 million due to the prior year increase in demand as well as lower logistics costs in the current period.
Operating Expenses
Supply Chain Services segment operating expenses increased by $1.9 million, or 3%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by an increase in SG&A expenses primarily due to restructuring charges as a result of the cost-savings plan enacted during the current year period and acquisition- and disposition-related expenses primarily due to the change in the fair value of the Acurity and Nexera earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements).
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $4.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher equity earnings from our investments in unconsolidated affiliates as well as lower logistics costs in cost of products revenue.
Comparison of the Nine Months Ended March 31, 2023 to 2022
Net Revenue
Supply Chain Services segment net revenue decreased by $127.4 million, or 16%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 driven by a decrease of $140.8 million in products revenue, partially offset by increases of $8.8 million in software licenses, other services and support revenue and $4.6 million in net administrative fees.
Net Administrative Fees
Net administrative fees increased by $4.6 million, or 1%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The net increase was driven by increased utilization of our contracts by existing members in our Continuum of Care Program partially offset by an increase in revenue share paid to members primarily as a result of the increased utilization.
Products Revenue
Products revenue decreased by $140.8 million, or 43%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease was primarily a result of lower demand for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory purchased during the COVID-19 pandemic.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $8.8 million, or 32%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to an increase in purchased services revenue and supply chain co-management fees as well as growth in service fees associated with our committed purchasing programs.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $123.2 million, or 40%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 primarily attributable to the decrease in cost of products revenue of $126.4 million in relation to the decrease in products revenue due to the prior year increase in demand partially offset by fluctuations in product costs and higher logistics costs in the current year period. This decrease was partially offset by an increase in personnel costs as well as consulting services expenses associated with the increase in purchased services revenue.

Operating Expenses
Supply Chain Services segment operating expenses increased by $5.0 million, or 3%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 driven by an increase in SG&A expenses primarily due to restructuring charges as a result of the cost-savings plan enacted during the current year period, increased headcount and employee travel and meeting expenses as a result of the easing of pandemic-related travel restrictions during the current year period.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $10.4 million during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to the aforementioned decrease in products revenue and corresponding decrease in cost of products revenue, higher operating expenses due to increased headcount and employee travel and meeting expenses as pandemic-related travel restrictions were lifted and a decrease in equity earnings from our investments in unconsolidated affiliates.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$44,685	$49,347	$(4,662)	(9)%	142,097	144,357	$(2,260)	(2)%
Consulting services	22,087	16,342	5,745	35%	57,963	46,440	11,523	25%
Software licenses	14,400	12,169	2,231	18%	51,197	44,033	7,164	16%
Other	24,384	19,045	5,339	28%	72,603	58,132	14,471	25%
Net revenue	105,556	96,903	8,653	9%	323,860	292,962	30,898	11%
Cost of revenue:
Services and software licenses	50,015	42,900	7,115	17%	149,697	125,854	23,843	19%
Cost of revenue	50,015	42,900	7,115	17%	149,697	125,854	23,843	19%
Gross profit	55,541	54,003	1,538	3%	174,163	167,108	7,055	4%
Operating expenses:
Selling, general and administrative	48,281	43,354	4,927	11%	135,438	124,617	10,821	9%
Research and development	924	761	163	21%	2,654	2,366	288	12%
Amortization of purchased intangible assets	3,985	3,059	926	30%	11,445	8,545	2,900	34%
Operating expenses	53,190	47,174	6,016	13%	149,537	135,528	14,009	10%
Operating (loss) income	2,351	6,829	(4,478)	(66)%	24,626	31,580	(6,954)	(22)%
Depreciation and amortization	13,204	13,104			41,962	39,804
Amortization of purchased intangible assets	3,985	3,059			11,445	8,545
Acquisition- and disposition-related expenses	5,387	3,295			9,175	8,854
Equity in net income of unconsolidated affiliates	64	265			297	494
Other reconciling items, net	27	—			82	—
Segment Adjusted EBITDA	$25,018	$26,552	$(1,534)	(6)%	$87,587	$89,277	$(1,690)	(2)%
Comparison of the Three Months Ended March 31, 2023 to 2022
Net Revenue
Net revenue in our Performance Services segment increased by $8.7 million, or 9%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to growth of $5.7 million in consulting services under our PINC AI platform, an increase of $5.3 million in other revenue driven by growth in Contigo

Health primarily as a result of the TRPN acquisition and growth of $2.2 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year period. These increases were partially offset by a decrease in SaaS-based products subscription revenue due to the conversion of SaaS-based products to licensed-based products.
Cost of Revenue
Performance Services segment cost of revenue increased by $7.1 million, or 17%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in consulting services expenses as well as higher costs associated with increased headcount to support revenue growth in the area of clinical intelligence within our PINC AI platform and Contigo Health business.
Operating Expenses
Performance Services segment operating expenses increased by $6.0 million, or 13%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by an increase of $4.9 million in SG&A expenses primarily due to higher costs associated with increased headcount in our PINC AI platform and Contigo Health business and an increase in acquisition- and disposition-related expenses. In addition, operating expenses increased by $0.9 million due to amortization of purchased intangible assets primarily associated with the TRPN acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $1.5 million, or 6%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the aforementioned higher cost of revenue driven by increases in consulting services and higher operating expenses related to increased headcount to support revenue growth. These decreases to adjusted EBITDA were partially offset by revenue growth in PINC AI and Contigo Health.
Comparison of the Nine Months Ended March 31, 2023 to 2022
Net Revenue
Net revenue in our Performance Services segment increased by $30.9 million, or 11%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase was primarily attributable to growth of $14.5 million in other revenue driven by growth in Contigo Health as well as incremental revenue from the TRPN acquisition, growth of $11.5 million in consulting services under our PINC AI platform and growth of $7.2 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year period. These increases were partially offset by a decrease in SaaS-based products subscription revenue due to the conversion of SaaS-based products to licensed-based products.
Cost of Revenue
Performance Services segment cost of revenue increased by $23.8 million, or 19%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to an increase in consulting services as well as higher costs associated with increased headcount to support revenue growth in our PINC AI platform and Contigo Health business.
Operating Expenses
Performance Services segment operating expenses increased by $14.0 million, or 10%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase was driven by an increase of $10.8 million in SG&A expenses due to higher costs associated with increased headcount primarily in our PINC AI business and increased employee travel and meeting expenses as a result of the easing of pandemic-related travel restrictions during the current year period. In addition, operating expense increased by $2.9 million as a result of higher amortization of purchased intangible assets primarily attributable to the TRPN acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $1.7 million, or 2%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 primarily due to the aforementioned higher cost of revenue driven by increases in consulting services and increases in operating expenses due to costs associated with increased headcount, partially offset by revenue growth in PINC AI and Contigo Health.

Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
Operating expenses:
Selling, general and administrative	$43,282	$50,376	$(7,094)	(14)%	$128,907	$147,279	$(18,372)	(12)%
Operating expenses	43,282	50,376	(7,094)	(14)%	128,907	147,279	(18,372)	(12)%
Operating loss	(43,282)	(50,376)	7,094	(14)%	(128,907)	(147,279)	18,372	(12)%
Depreciation and amortization	2,000	2,282			6,299	6,705
Stock-based compensation	6,709	14,149			16,859	38,229
Strategic initiative and financial restructuring-related expenses	1,942	5,539			10,988	9,311
Deferred compensation plan expense (income)	2,859	(3,992)			3,148	(1,922)
Adjusted EBITDA	$(29,772)	$(32,398)	$2,626	8%	$(91,613)	$(94,956)	$3,343	4%
Comparison of the Three Months Ended March 31, 2023 to 2022
Operating Expenses
Corporate operating expenses decreased by $7.1 million, or 14%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease in performance-related compensation expense, a decrease in stock-based compensation expense due to lower forecasted achievement and lower professional fees related to strategic initiative and financial restructuring-related activities. These decreases were partially offset by a net increase in expenses as a result of the cost-savings plan enacted during the current year period and an increase in deferred compensation plan expense in the current period as a result of market changes.
Adjusted EBITDA
Corporate adjusted EBITDA increased by $2.6 million, or 8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of decreases in performance-related compensation and stock-based compensation expenses partially offset by increases attributed to the aforementioned cost-savings plan.
Comparison of the Nine Months Ended March 31, 2023 to 2022
Operating Expenses
Corporate operating expenses decreased by $18.4 million, or 12%, during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to a decrease in performance-related compensation expense, a decrease in stock-based compensation expense due to lower forecasted achievement of performance share awards and a net decrease in expenses as a result of the cost-savings plan enacted during the current year period. These decreases were partially offset by increases in deferred compensation plan expense as a result of market changes and professional fees related to strategic initiative and financial restructuring-related activities.
Adjusted EBITDA
Corporate adjusted EBITDA increased by $3.3 million, or 4%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 primarily as a result of decreases in performance-related compensation and stock-based compensation expenses partially offset by increases attributed to the aforementioned cost-savings plan.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.
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
As of March 31, 2023 and June 30, 2022, we had cash and cash equivalents of $91.5 million and $86.1 million, respectively. As of March 31, 2023 and June 30, 2022, there was $235.0 million and $150.0 million, respectively, of outstanding borrowings under our Credit Facility. During the nine months ended March 31, 2023, we borrowed $285.0 million and repaid $135.0 million under our Prior Loan Agreement (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) and borrowed $65.0 million and repaid $130.0 million under the Credit Facility. Our Credit Facility may be used for acquisitions and related business investments as well as general corporate activities. Borrowings for the nine months ended March 31, 2023 under the Prior Loan Agreement were used to partially fund the TRPN acquisition (see Note 3 - Business Acquisitions for further information). In April 2023, we repaid $60.0 million of outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, notes payable, including notes payable to former LPs, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Discussion of Cash Flows for the Nine Months Ended March 31, 2023 and 2022
A summary of net cash flows is as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$331,178	$334,789
Investing activities	(249,784)	(113,061)
Financing activities	(76,036)	(171,369)
Effect of exchange rate changes on cash flows	(8)	3
Net increase in cash and cash equivalents	$5,350	$50,362
Net cash provided by operating activities decreased by $3.6 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in net cash provided by operating activities was due to a decrease of $163.7 million in cash receipts from members and other customers driven by higher prior year products revenue to support member and other customer needs during the COVID-19 pandemic and an increase in revenue share paid to members. These were partially offset by a decrease of $150.5 million in cash paid primarily due to a decrease in inventory purchases to support prior year products revenue growth and lower operating expenses driven by our cost-savings plan enacted during the current year period. Additionally, net operating cash flows increased by $9.6 million in miscellaneous cash receipts primarily due to dividends received on our investments in unconsolidated affiliates.
Net cash used in investing activities increased by $136.7 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in net cash used in investing activities was primarily due to the TRPN acquisition in the current year period, partially offset by the cash outlay in the prior year period for the investment in Exela Holdings, Inc. in the nine months ended March 31, 2022 as well as decreases in other investing activities and in purchases of property and equipment.
Net cash used by financing activities decreased by $95.3 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in net cash used by financing activities was primarily driven by the prior year period cash outflow of $250.1 million for the repurchase of Class A common stock under our fiscal 2022 stock repurchase program and a decrease of $90.0 million in net borrowings under our Credit Facility. These changes were partially offset by $36.7 million less proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options in the current year period as compared to the prior year period as well as a decrease of $24.8 million in other financing activities. The change in other financing activities was primarily driven by fiscal 2022 proceeds from member health systems that acquired membership interests in ExPre in fiscal year 2022.
Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2023 and 2022
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$331,178	$334,789
Purchases of property and equipment	(58,464)	(61,061)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(73,180)	(71,786)
Non-GAAP Free Cash Flow	$199,534	$201,942
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the nine months ended March 31, 2023, we paid $77.0 million to members including imputed interest of $3.8 million which is included in net cash provided by operating activities. During the nine months ended March 31, 2022, we paid $77.0 million to members including imputed interest of $5.2 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $2.4 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in Non-GAAP Free Cash Flow was primarily due to the aforementioned $3.6 million decrease in net cash provided by operating activities partially offset by a decrease in purchases of property and equipment of $2.6 million. The increase of $1.4 million in the early termination payments to certain former limited partners in connection with the August 2020 Restructuring is related to an increase in the principal payment on the outstanding note payable as noted in footnote (a) to the Non-GAAP Free Cash Flow reconciliation (imputed interest on the note payable is included in net cash provided by operating activities).
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Notes Payable to Former Limited Partners
At March 31, 2023, $231.0 million remains to be paid without interest in nine equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Other Notes Payable
At March 31, 2023, we had commitments of $2.3 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the secured overnight financing rate (“SOFR”) plus an adjustment of 0.100% plus an applicable margin ranging from 1.250% to 1.750% or the prime lending rate plus an applicable margin ranging from 0.250% to 0.750%. We pay a commitment fee ranging from 0.125% to 0.225% for unused capacity under the Credit Facility. At March 31, 2023, the interest rate on outstanding borrowings under the Credit Facility was 6.195% and the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at March 31, 2023. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At March 31, 2023, we had outstanding borrowings of $235.0 million under the Credit Facility with $765.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. In April 2023, we repaid $60.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.1 to this quarterly report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Cash Dividends
In each of September 2022 and December 2022, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On April 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 15, 2023 to stockholders of record on June 1, 2023.
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
Fiscal 2023 Developments
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. Through March 31, 2023, we have continued to limit the impact of inflation on our members, and maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically transportation and freight, raw materials, and labor, that led to temporary adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to lower these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine which resulted in sanctions, export controls and other measures imposed against Russia, Belarus and specific areas within Ukraine. As the war endures, it continues to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption. Refer to Item 1A. “Risk Factors” in our 2022 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At March 31, 2023, we had $235.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at March 31, 2023, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.4 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Management’s quarterly evaluation of the disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures for certain assets of TRPN, which was acquired during the nine months ended March 31, 2023 and is included in our condensed consolidated financial statements as of March 31, 2023 and for the period from the acquisition date through March 31, 2023. The aggregate assets and total net revenues of TRPN accounted for 5.2% and 0.6%, respectively, of the condensed consolidated financial statements as of and for the nine months ended March 31, 2023.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
During the quarter ended March 31, 2023, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2022 Annual Report.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 2, 2023	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer