Form 10-Q/A
period 2023-03-31
Premier, Inc.
filed 2023-05-05
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Premier, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission on May 2, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of amending the certification filed as Exhibit 32.1 to the Original Filing to correct the inadvertent omission of the conformed signature of the Chief Executive Officer. The certification was fully executed on May 2, 2023 and was in the Company’s possession at the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing.
This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-Q are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

PREMIER, INC.

Date:	May 5, 2023	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer