Form 10-K
period 2023-06-30
Premier, Inc.
filed 2023-08-23
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-36092
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $4,124.8 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 17, 2023, there were 119,170,751 shares of the registrant's Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be held on or about December 1, 2023 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for Premier, Inc. (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•our reliance on administrative fees that we receive from GPO suppliers;
•the rate at which the markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services develop;
•the dependency of our members on payments from third-party payers;
•our ability to maintain third-party provider and strategic alliances or enter into new alliances;
•our ability to timely offer new and innovative products and services;
•the portion of revenues we receive from our largest members and other customers;
•risks and expenses related to future acquisition opportunities and integration of previous or future acquisitions;
•the impact on our business and stock price due to our evaluation of potential strategic alternatives;
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
•the financial, operational, legal and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;
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
•the impact of continuing uncertain economic conditions to our business operations due to, but not limited to, inflation and the risk of global recession;
•the impact of the continuing financial and operational uncertainty due to pandemics, epidemics or public health emergencies and associated supply chain disruptions;
•the financial and operational uncertainty due to global economic and political instability and conflicts;
•the impact of global climate change or by regulatory responses to such change;

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
•potential sales and use, franchise and income tax liability in certain jurisdictions;
•changes in tax laws that materially impact our tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability and potential material tax disputes;
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
•our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our existing long-term credit facility at or before maturity;
•fluctuation of our quarterly cash flows, revenues and results of operations;
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

Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as but not limited to “Acurity,” “ASCENDriveTM,” “Conductiv,” “ConfigureNetTM,” “Contigo Health,” “Essensa,” “Health Design Plus,” “Innovatix,” “InterSecttaTM,” “KIINDOTM,” “PINC AITM,” “Premier,” “PremierPro,” “ProvideGx,” “QUEST,” “Remitra,” “SURPASS,” “S2S Global” and “TheraDoc” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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
References to “adjacent markets” are references to the non-traditional markets penetrated by Premier, Inc.’s businesses and brands that are designed to diversify revenue for the Company. This includes PINC AI Clinical Decision Support serving providers and payers; PINC AI Applied Sciences serving biotech, pharmaceutical and medical device companies; Contigo Health that serves self-insured employers, including healthcare providers that are also payers (“payviders”); and Remitra that serves healthcare suppliers and providers.

PART I
Item 1. Business
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report.
Our Company
Premier, Inc. (“Premier”, the “Company”, “we”, “us” or “our”), a publicly held, for-profit corporation, incorporated in Delaware on May 14, 2013, is a leading technology-driven healthcare improvement company, uniting an alliance of United States (“U.S.”) hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry, and we continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. With integrated data and analytics, collaboratives, supply chain services, consulting and other services, Premier enables healthcare providers to deliver better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members and other customers to co-develop long-term innovative solutions that reinvent and improve the way care is delivered to patients and paid for nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software as a service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program, cost containment and wrap network and digital invoicing and payables automation processes which provide financial support services to healthcare suppliers and providers. Additionally, we provide some of the various products and services noted above to non-healthcare businesses, including through our direct sourcing activities as well as continued access to our group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (refer below to Sale of Non-Healthcare GPO Member Contracts).
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
•utilize data and analytics to drive increased connectivity as well as clinical, financial and operational improvement; and
•through employers, payers and life sciences, expand the capabilities within these markets to improve healthcare.
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services. The Supply Chain Services segment includes our GPO program, supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable payviders and employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, our digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers.
Fiscal 2023 Developments
Sales and Acquisitions
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, we acquired, through our consolidated subsidiary, Contigo Health, LLC (“Contigo Health”), certain assets and assumed certain liabilities of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) for an adjusted purchase price of $177.5 million. The assets acquired and liabilities assumed relate to certain businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians and other continuum of care providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN. TRPN has been integrated under Contigo Health and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
On June 14, 2023, we announced that we entered into an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) to sell the contracts pursuant to which substantially all of our non-healthcare GPO members participate in our GPO program, for an estimated purchase price of approximately $800.0 million, subject to certain adjustments. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. The sale of the non-healthcare GPO contracts closed on July 25, 2023. See Note 20 - Subsequent Events to the accompanying consolidated financial statements for further information.
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as negotiated price reductions in certain product categories such as pharmaceuticals. See “Risk Factors — Risks Related to Our Business Operations” below.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and tensions between the U.S. and China, continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption.
We continue to monitor the impacts of the geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations” below.

COVID-19 Pandemic or Other Pandemics, Epidemics or Public Health Emergencies
The outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, the risks associated with the resurgence of COVID-19 or another pandemic remains and the resulting impact on our business, results of operations, financial conditions and cash flows as well as the U.S. and global economies is uncertain and cannot be predicted at this time.
Refer to “Item 1A. Risk Factors” for significant risks we have faced and may continue to face as a result of the COVID-19 pandemic or other pandemics, epidemics or public health emergencies.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services (“CMS”), healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.4% per year for the period 2022-2031, reaching 19.6% of gross domestic product, or GDP, by 2031. According to data from the 2021 American Hospital Association’s Annual Survey, published in the 2023 edition of the AHA Hospital Statistics™, there were more than 5,100 U.S. community hospitals with approximately 788,000 staffed beds in the United States. Of these acute care facilities, approximately 3,600 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2022 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were approximately 851,000 facilities and providers across the continuum of care in the United States. These facilities include primary/ambulatory care and post-acute care providers.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.5 trillion, or approximately 31% of total healthcare expenditures, in calendar year 2023. Expenses associated with the hospital supply chain, such as supplies as well as operational and capital expenditures, typically represent a material portion of a hospital’s budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a material portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service supplies, and information technology, as well as appropriate resource utilization, mitigating pharmaceuticals and medical device shortages and increased operational efficiency.
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
Healthcare Performance Services Industry
State and federal budget pressures stemming from increased deficit spending and employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and value-based care. As a result, over the past two decades, the Department of Health and Human Services (“HHS”) has pushed to move from fee-for-service to alternative payment models (“APMs”). APMs, such as capitated and bundled payment arrangements with accountable care organizations (“ACOs”) and other providers, make healthcare providers more accountable for cost and quality goals. This movement was advanced further with the bipartisan enactment of the Medicare Access and CHIP Reauthorization Act, which created incentives for physicians to move to APMs and was recently extended by Congress in December 2022. This movement will continue given the strong bipartisan support for these models. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement and care delivery transformation across the healthcare industry in both acute and continuum of care settings. In particular, the trends toward value-based payment models and healthcare require more sophisticated business intelligence, expanded data sets and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement and manage value-based care risk. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process and margin improvement, labor productivity, non-labor cost management, clinical integration and change management.
Our Membership
Our current membership base includes many of the country’s most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2023, our members included more than 4,350 U.S. hospitals and health systems and approximately 300,000 other providers and organizations. Over 450 individuals, representing approximately 150 of our U.S. hospital members, sit on 29 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, at June 30, 2023, four senior executives from our U.S. hospital member systems served on our Board of Directors providing valuable and unique insights into the challenges faced by hospitals and hospital systems and the innovations necessary to address these challenges. No individual member or member systems accounted for more than 10% of our net revenue for the fiscal years ended June 30, 2023 and 2022. Total GPO purchasing volume by all members participating in our GPO was more than $83 billion and $82 billion for the calendar years 2022 and 2021, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions and licenses in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2023	2022	2021	3 Year Average
GPO retention rate (a)(b)	98%	97%	94%	96%
SaaS institutional renewal rate (c)	94%	96%	96%	95%
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
Our Business Segments
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care and manage our business through two business segments: Supply Chain Services and Performance Services. Refer to Note 18 - Segments to the accompanying consolidated financial statements for further information. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members and other customers in managing their non-labor expense and capital spend through a combination of products, services and technologies, including one of the largest national healthcare GPO programs in the United States serving acute and continuum of care sites, and providing supply chain co-management, purchased services, direct sourcing and supply chain resiliency activities. Membership in our GPO also provides access to certain supply chain-related SaaS informatics products and the opportunity to participate in our ASCENDriveTM and SURPASS® performance groups. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our portfolio of over 3,300 contracts with over 1,400 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and workforce solutions). We use our members’ aggregate purchasing power to negotiate pricing discounts, improved quality and resiliency of products and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the net negotiated price and purchase volume of goods and services sold to our members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

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
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute and continuum of care site settings. In addition to our core base of more than 4,350 acute care healthcare providers, Premier’s continuum of care program, one of the largest in the United States, which covers over 80 classes of trade, had approximately 300,000 active members as of June 30, 2023, which represents an increase of approximately 50,000 members, or 20%, over fiscal year 2022. A number of these members in Premier’s continuum of care program are affiliated, owned, leased or managed by our members.
Premier’s continuum of care program includes direct members, group affiliates and healthcare provider offices affiliated, owned, leased or managed by health systems. Key classes of trade include long-term care pharmacies, skilled nursing and assisted living facilities, home infusion providers, home health providers and surgery centers. Premier continuum of care members have access to most of our GPO supplier contracts, including, but not limited to, pharmaceuticals, medical and surgical supplies, facilities, food and nutritional products and other purchased services.
Premier’s continuum of care program provides business operations and technology to ensure members and other customers, including former non-healthcare members, are connected to agreements and receiving proper contracted pricing.
Supply Chain Co-Management. We manage and co-manage the supply chain operations for contracted members to drive down costs through processes, including value analysis, product standardization and strategic resource allocation and improved operational efficiency.
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
Direct Sourcing.    Our direct sourcing business, SVS, LLC d/b/a S2S Global (“S2S Global”), helps our members and other customers access a diverse product portfolio and helps provide transparency to manufacturing costs and competitive pricing. Through S2S Global, we facilitate the development of product specifications with our members and other customers, source or contract manufacture the products to member specifications and sell products directly to our members, other customers or distributors. By engaging with our members and other customers at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefit our members and other customers by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities to our members primarily under the PREMIERPRO® brand.
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
Our Supply Chain Resiliency Program includes, but is not limited to, the following:
PRAM Holdings, LLC. We formed PRAM Holdings, LLC (“PRAM”) in 2020 in partnership with member health systems to invest in Prestige Ameritech Ltd. (“Prestige”), a domestic manufacturer of masks, sterile intravenous solutions and other personal protective equipment (“PPE”), whereby our members obtain a direct domestic source to critical PPE.
DePre Holdings, LLC. We formed DePre Holdings, LLC (“DPH”) in 2021 in partnership with member health systems to invest in DePre, LLC (“DePre”), a joint venture between DPH and DeRoyal Industries Inc., a global medical manufacturer, whereby our members obtain a direct source dedicated to the domestic production of isolation gowns.
ExPre Holdings, LLC. We formed ExPre Holdings, LLC (“ExPre”) in 2022 in partnership with member health systems to invest in Exela Holdings, Inc. (“Exela”), a domestic manufacturer of proprietary and generic sterile injectable products, whereby our members obtain a direct source to certain critical pharmaceutical products.
Premco, LLC. We formed Premco, LLC (“Premco”) in 2023 in partnership with member health systems to invest in Princo, LLC (“Princo”), a joint venture between Premco, Vario Labs LLC and Caretrust LLC, whereby our members obtain a direct source dedicated to the domestic production of incontinence pads.
SaaS Informatics Products.   Members of our GPO have access to certain SaaS informatics products related to the supply chain and have the ability to purchase additional elements that are discussed in more detail below under “Our Business Segments - Performance Services”.
Performance Groups. Our Performance Groups are highly committed purchasing programs, which enable members to benefit from coordinated purchasing decisions and maintain standardization across their facilities. Our Performance Groups include the ASCENDrive and the SURPASS Performance Groups.
ASCENDrive Performance Group. Our ASCENDrive Performance Group (“ASCENDrive”) has developed a process to aggregate purchasing data for our members, enabling such members to benefit from committed group purchases within the Performance Group. Through ASCENDrive, members receive group purchasing programs, tiers and prices specifically negotiated for them and knowledge sharing with other member participants. As of June 30, 2023, approximately 1,700 U.S. hospital members, which represent over 131,000 hospital beds, participated in ASCENDrive. These hospital member participants have identified over $910.0 million in additional savings as compared to their U.S. hospital peers not participating in ASCENDrive since its inception in 2009. For calendar year 2022, these member participants had approximately $17.4 billion in annual supply chain purchasing spend.
SURPASS Performance Group. Our SURPASS Performance Group (“SURPASS”) builds upon and complements ASCENDrive and drives even greater savings for members at a correspondingly higher level of commitment. SURPASS brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. SURPASS utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2023, a group of 33 members representing approximately 530 acute care sites and 11,000 continuum of care sites participate in SURPASS. These hospital member participants have identified over $273.0 million in additional savings via their efforts in more than 160 categories since its inception in 2018. SURPASS has another 49 potential categories slated for the coming year as well as select initiatives related to utilization and standardization. For calendar year 2022, these member participants had approximately $13.0 billion in annual supply chain purchasing spend.
Performance Services
Our Performance Services segment consists of three sub-brands: PINC AI, Contigo Health and Remitra. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. Our PINC AI platform enables us to better reflect our current product offerings and strategy to expand and responsibly incorporate artificial intelligence (“AI”) across our portfolio of solutions. This platform further enables connectivity and scale between providers, the pharmaceutical, biotech, and medical device industry and payers, including large employers, to help lower the cost and improve the quality of care. We believe that we house one of the largest clinical, operational and financial datasets in the United States which enables actionable insight and real-world evidence needed to accelerate healthcare improvements. We currently incorporate AI into several use cases, including prior authorization between payers and providers; clinical intelligence through the decision support process; and automating the invoicing and payables process. Our AI use cases are focused on helping key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery. Using our data and scale, we seek to expand our AI capabilities, grow our overall portfolio of solutions and provide our members and customers with technologically advanced products so they can provide better, smarter healthcare.
PINC AI:
With a broad provider network, advanced analytics, and the incorporation and desired expansion of AI-powered technology backed by our large dataset, we believe PINC AI has the ability to accelerate ingenuity in healthcare.
PINC AI helps optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design and workflow solutions to hardwire sustainable change.
Clinical intelligence solutions help drive greater clinical effectiveness and efficiency across the care continuum by:
•Surfacing analytics and peer benchmarking on hard-to-find, high-value quality improvement areas, helping providers improve care delivery;
•Delivering real-time clinical surveillance to help providers drive faster, more informed decisions regarding patient safety, including ongoing infection prevention (like COVID-19), antimicrobial stewardship, and reduction of hospital acquired conditions;
•Using AI-enabled clinical decision support integrated into the provider workflow to support evidence-based decisions by providers at the point of care, and improve prior authorization automation;
•Operating the QUEST Collaborative, which works to develop quality, safety and cost metrics with a consistency and standardization. We believe participation in the QUEST Collaborative better prepares providers to deal with evolving and uncertain healthcare reform requirements and differentiate on care delivery in their markets; and
•Providing life sciences services through PINC AI Applied Science for the development of research, real-world evidence and clinical trials innovation for medical device, diagnostic and pharmaceutical companies.
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
Contigo Health:
Contigo Health creates new ways for clinicians, health systems and employers to work together supporting a common goal for all stakeholders to help increase access to high-quality care, enhance employee engagement, control costs and get employees back to work and life faster. Contigo Health delivers comprehensive services for optimizing employee health benefits, including:
•Contigo Health Sync Health Plan TPA empowers self-funded employers with a flexible approach to employee benefits to help improve access to quality care, achieve cost savings and improve health plan member satisfaction;
•Contigo Health Centers of Excellence 360 delivers access to high-quality care by bringing together specialty medical and behavioral health programs for a bundled cost through a network of healthcare facilities, surgeons, physicians and leading-edge virtual providers; and
•Contigo Health ConfigureNet Out-of-Network Wrap delivers an out-of-network wrap product to improve access to healthcare and reduce the cost of medical claims through pre-negotiated discounts with its network of 900,000 providers across the U.S. and Puerto Rico.
Remitra:
Remitra provides health systems and suppliers cost management solutions with our procure-to-pay technology designed to support greater efficiencies in the procurement process through automated purchasing and payment solutions.
•Remitra’s Procure-to-Pay platform powers supplier and provider networks and uses optical character recognition to automate invoicing and payables. Remitra seeks to streamline financial processes, reduce errors and fraud, unlock cost and labor efficiencies and become a leading digital invoicing and payables platform for all of healthcare, agnostic of ERP, GPO or treasury partner.
•Remitra’s Cash Flow Optimizer platform offers a financial solution for suppliers and providers including a reduction in days sales outstanding, improving on-time payments, improved working capital and a potential reduction over time of allowance of credit losses associated with bad debt.
•Remitra’s Managed Account Payable services offers a financial solution for acute and continuum of care members and other customers including an extension in days payable outstanding, improving on-time payments for suppliers and improving working capital for the customer.
Both Remitra’s Cash Flow Optimizer platform and Managed Account Payable services offer financial solutions by leveraging Remitra’s Procure-to-Pay platform and providing opportunities for financial improvements for suppliers, members and other customers.
The Performance Services sub-brands support Premier’s long-term strategy to diversify revenue into adjacent markets, which we define as non-traditional markets penetrated by Premier’s businesses and brands. This includes PINC AI Clinical Decision Support serving providers and payers; PINC AI Applied Sciences serving biotech, pharmaceutical and medical device companies; Contigo Health that serves self-insured employers, including payviders; and Remitra that serves healthcare suppliers and providers.
Pricing and Contracts
Supply Chain Services
GPO Programs:
Our GPO primarily generates revenue through administrative fees received from contracted suppliers for a percentage of the net negotiated purchase price of goods and services, including purchased services activities, sold to members under negotiated supplier contracts. Pursuant to the terms of GPO participation agreements entered into by the members, our members currently receive revenue share based upon purchasing by such member’s owned, leased, managed and affiliated facilities through our GPO supplier contracts.
The majority of our current GPO participation agreements with our members have terms that commenced in July 2020 and primarily range from five to seven years. Generally, our GPO participation agreements may not be terminated without penalty except for cause or in the event of a change of control of the GPO member. The GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying Premier of the member’s decision not to renew. Our GPO participation agreements generally provide for liquidated damages in the event of a termination not otherwise permitted under the agreement. Due to competitive market conditions, we have experienced, and expect to continue to experience requests to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
Our GPO also generates revenue from suppliers through the members that participate in our performance groups.
Supply Co-Management:
In our supply chain co-management activities, we earn revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services:
In our purchased services activities, we generate revenue through administrative fees, as described above, subscription fees and term licenses. Subscription fees, which we generate through our SaaS-based products, are generally billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Direct Sourcing:
In our direct sourcing activities, we earn revenue from product sales, including sales from aggregated purchases of certain products. Products are sold to our members and other customers through direct shipment and distributor and wholesale channels. Products are also sold to regional medical-surgical distributors and other non-healthcare industries (i.e., foodservice). We have contracts with our members and other customers that buy products through our direct shipment option, which usually do not provide a guaranteed purchase or volume commitment requirement.
Performance Services
Performance Services revenue consists of revenue generated through our three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI are (i) subscription agreements to our SaaS-based clinical intelligence, margin improvement and value-based care products, (ii) licensing revenue, (iii) professional fees for consulting services and (iv) other miscellaneous revenue including PINC AI data licenses, annual subscriptions to our performance improvement collaboratives, insurance services management fees and commissions from endorsed commercial insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees. Remitra’s main source of revenue is fees from healthcare suppliers and providers.
PINC AI:
SaaS-based clinical analytics products subscriptions include the right to access our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. Pricing varies by application and size of the healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting, managed services and cost savings initiatives. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, revenue recognition occurs when the fees are fixed and determinable and all contingencies, including any refund rights, have been satisfied. Fees are based either on the savings that are delivered or a fixed fee.
Other miscellaneous revenue generated through PINC AI includes:
•Revenue from PINC AI data licenses which provide customers data from the PINC AI healthcare database. The revenue from the data deliverables is recognized upon delivery of the data;
•Revenue from performance improvement collaboratives that support our offerings in cost management, quality and safety and value-based care and is recognized over the service period as the services are provided, which is generally one to three years; and
•Revenue through insurance services management fees are recognized in the period in which such services are provided. Commissions from endorsed commercial insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Contigo Health:
Contigo Health’s main sources of revenue consists of third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees.
•Revenue from third-party administrator fees consist of integrated fees for the processing of self-insured healthcare plan claims and is recognized in the period in which the services have been provided.
•Revenue from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers and is recognized in the period in which the services have been provided.
•Revenue from cost containment and wrap network fees consist of fees associated with the repricing of insurance claims and is estimated and recognized in the period in which the services have been provided.
Remitra:
The main source of revenue for Remitra primarily consists of fees from healthcare suppliers and providers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Revenue Concentration
Our customers consist of members and other healthcare and non-healthcare businesses. Our top five customers generated revenue of approximately 15% and 21% of our consolidated net revenues for the years ended June 30, 2023 and 2022, respectively. No customer accounted for more than 10% of our net revenue during each of the years ended June 30, 2023 and 2022.
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
Research and Development
Our research and development (“R&D”) expenditures primarily consist of our strategic investment in internally-developed software to develop new and enhance existing SaaS- and license-based products offerings and new product development in the areas of cost management, quality and safety and value-based care. From time to time, we may experience fluctuations in our research and development expenditures, including capitalized software development costs, across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
Information Technology and Cybersecurity Risk Management
We rely on digital technology to conduct our business operations and engage with our members and business partners. The technology we, our members, and business partners use grows more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Through a risk management approach that continually assesses and improves our Information Technology (IT) and cybersecurity threat deterrence capabilities, our Information Security and Risk Management groups have formed a functional collaboration to provide leadership and oversight when managing IT and cybersecurity risks.
Through a combination of Security, Governance, Risk and Compliance (GRC) resources, we (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to ensure that the appropriate risk management standards are met, (iii) ensure essential business functions remain available during a business disruption, and (iv) continually develop and update response plans to address potential IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations. We also maintain an operational security function that has a real time 24x7x365 response capability that triages potential incidents and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see “Item 1A. Risk Factors-We could suffer a loss of revenue and increased costs, exposure to material legal liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.”
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
Our Supply Chain Services segment’s competitors primarily compete with our group purchasing, direct sourcing and supply chain co-management activities. Our group purchasing business competes with other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and on-line retailers in this segment. Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers, and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc. Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformation services, such as The Resource Group and CPS Solutions, LLC.
Our Performance Services segment’s competitors compete with our three sub-brands: PINC AI, Contigo Health and Remitra. The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors for PINC AI include (i) information technology providers such as Veradigm, Inc. (f/k/a Allscripts Healthcare Solutions, Inc.), Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc. and Oracle Corporation, and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Vizient, Inc. The primary competitors for Contigo Health include AmeriBen, Meritan Health, UMR, WebTPA and Benefit and Risk Management Services for our third-party administrative services product; Carrum Health, Transcarent, Edison Healthcare, AccessHope and MSK Direct for our Centers of Excellence product; and First Health, MultiPlan, Zelis and other wrap network providers and major carriers (such as Aetna, United and Cigna) for our ConfigureNet product. The primary competitors for Remitra include Global Healthcare Exchange, LLC for our digital invoicing product, Coupa Software Inc. and Taulia for our digital payables product, and tier one treasury banks (e.g., JPMorgan Chase and Co., Wells Fargo, Bank of America, etc.) as well as niche factoring companies for our financing solutions product.
With respect to our products and services across both segments, we compete on the basis of several factors, including price, breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvements through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology.

Government Regulation
General
The healthcare industry is highly regulated by federal and state authorities and is subject to changing legal, political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in laws and regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned and costly modifications to our products and services, and may result in delays or cancellations of orders or a reduction of funds and demand for our products and services.
We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A. Risk Factors” for a more detailed discussion.
Affordable Care Act
The passage of the Patient Protection and Affordable Care Act (“ACA”) in 2010 aimed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The law included provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law created an innovation center to test and scale new APMs and ACOs. These programs are creating fundamental changes in the delivery of healthcare.
Since its passage, the ACA has been subject to continued scrutiny and threats to repeal it in parts or in whole. The current Biden administration is supportive of the ACA and there are no imminent threats to it. However, any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business. We believe it is important to note that most of the controversy related to the ACA relates to coverage expansion and not the issues related to quality improvement and cost reduction which are core to our business.
U.S. Food and Drug Administration Regulation
The U.S. Food and Drug Administration (“FDA”) extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of pharmaceuticals and medical devices. To the extent that functionality or intended use in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA laws or regulations, we could be required to register our product(s) with the FDA and undergo the regulatory approval process, which may include being required to conduct clinical trials. There is risk that the product may not be approved by the FDA or that we may not be able to market the product during the approval process. In addition, registering a product with the FDA can be a costly and timely endeavor creating additional regulatory scrutiny and risk for Premier, as well as additional compliance requirements with all associated FDA laws, regulations and guidance.
Civil and Criminal Fraud, Waste and Abuse Laws
We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and broadly worded, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud, waste and abuse regulations and other reimbursement laws and rules. These laws and regulations include:
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
The U.S. Department of Health and Human Services, or HHS, created certain safe harbor regulations which, if fully complied with, assure parties to a particular arrangement covered by a safe harbor that they will not be prosecuted under the Anti-Kickback Statute. We structure our group purchasing services, pricing discount arrangements with suppliers, and revenue share arrangements with applicable members to meet the terms of the safe harbor for GPOs set forth at 42 C.F.R. § 1001.952(j) and the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. From time to time, HHS, through its Office of Inspector General, makes formal and informal inquiries, conducts investigations and audits the business practices of GPOs, including our GPO, the result of which could be new rules, regulations or in some cases, a formal enforcement action.
To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our initial public offering (“IPO”), including under the various agreements entered into in connection therewith, on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the U.S. Department of Justice, or DOJ, will concur that these actions satisfy their applicable rules and regulations.
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
Privacy and Security Laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information.” The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. In addition to following these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the HIPAA Privacy Rule. The HIPAA Security Rule establishes administrative, organizational, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries, media outlets and HHS when there has been an improper use or disclosure of protected health information.
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
With the enactment of the Health Information Technology for Economic and Clinical Health, or HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. Prior to this change, business associates had contractual obligations to covered entities but were not subject to direct enforcement by the federal government. In 2013, HHS released final rules implementing the HITECH Act changes to HIPAA. These amendments expanded the protection of protected health information by, among other things, imposing additional requirements on business associates, further restricting the disclosure of protected health information in certain cases where the covered entity or business associate is remunerated in return for making the transaction, and modifying the HIPAA Breach Notification Rule, which has been in effect since September 2009, to create a rebuttable presumption that an improper use or disclosure of protected health information under certain circumstances requires notice to affected patients/beneficiaries, media outlets and HHS.
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
Earlier in 2023, the DOJ and FTC withdrew the Healthcare Statements, stating that they were outdated and overly permissive and indicating that the agencies would provide future guidance through case-by-case enforcement. In the absence of current guidance, we have continued to attempt to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. No assurance can be given that enforcement authorities will agree with this assessment. In addition, private parties also may bring suit for alleged violations under the U.S. antitrust laws. From time to time, the group purchasing industry comes under review by Congress and other governmental bodies with respect to antitrust laws, the scope of which includes, among other things, the relationships between GPOs and their members, distributors, manufacturers and other suppliers, as well as the services performed and payments received in connection with GPO programs.

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
Health IT Certification Program
In 2009, Congress included in the American Recovery and Reinvestment Act a program to incentivize the adoption of health information technology by hospitals and ambulatory providers who participate in the Medicare and Medicaid programs. Congress further modified the incentive program for ambulatory providers under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Any developer of health information technology seeking to offer a product to assist hospitals or ambulatory healthcare providers to meet the requirements of these programs must obtain certification under the applicable certification criteria established by the Office of the National Coordinator for Health Information Technology (“ONC”). There are two types of certification for health information developers seeking to participate in the certification program: 1) certification to all the certification criteria required to meet the definition of a “2015 Edition Base EHR”; or 2) certification as a Health IT Module, meeting specific certification criteria. Meeting the certification criteria as a “2015 Edition Base EHR” allows a developer of health information technology to offer a product that has all the capabilities needed for a hospital or an ambulatory provider to meet the requirements of the health IT incentive programs. A Health IT Module provides a specific set of capabilities. Hospitals or ambulatory providers seeking to avoid potential payment reductions must either implement a 2015 Base EHR using a single product, or multiple Health IT Modules that together have all of the capabilities of a 2015 Base EHR.
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

ERISA and Other Laws Impacting Employer Group Health Plans
Many of the clients we serve sponsor employer group health plans, which are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Internal Revenue Code, the ACA, Medicare Secondary Payer statute, HIPAA privacy, state insurance laws in some cases, and other laws and regulations governing group health plans. While compliance for these laws and regulations governing group health plans is the responsibility of the employer that sponsors the health plan, in some cases, the employer may delegate certain health plan functions to a vendor, such as us. We protect ourselves from liability for these client health plans by virtue of contractual provisions insulating us from exposure and responsibility for the employer-plan sponsor's legal obligations.
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
•Comprehensive, competitive, and innovative health and welfare and retirement benefits to support our employees’ physical, mental and financial health.
•Employee Stock Purchase Plan and equity compensation to provide financial value, align employees’ interests with those of our shareholders and drive talent retention.
•Innovative programs to support all aspects of employee well-being, including physical, emotional, financial and social health.
•Generous and flexible time off programs.
•Social Responsibility Programs including paid Annual Volunteer Afternoon, volunteering hours and matching gifts to encourage and support giving back to the communities in which we serve.
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

Promote a Diverse, Equitable and Inclusive Workplace
•Council on Diversity, Equity, Inclusion and Belonging.
•Network of executive-sponsored, employee-led Employee Resource Groups (“ERGs”) designed to build community and foster belonging and advancement of business strategy and employee experience through sharing of diverse thought and perspective. Groups include W.O.M.E.N., Military Veterans, Black Professionals, LGBTQ+, Asian American and Pacific Islander, Latin, Disabled Employees and Generations and their Allies groups. We also have a Field Services DEI Council ERG comprised of employees dedicated to supporting our members.
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
Company Recognition
•World’s Most Ethical Company by the Ethisphere Institute for the 16th consecutive year.
•2020 Golden Peacock Award for Global Excellence in Corporate Governance.
•Inducted into Healthiest Employers Hall of Fame in 2023.
•2023 Healthiest Employers of Charlotte by Charlotte Business Journal (1st place). 8th consecutive year in top 3.
•2022 Healthiest 100 Workplaces in America (23rd place).
•2022 Cigna Well-Being Award (Gold Level).
•LinkedIn’s 2021 Top Companies in Charlotte.
•2021 Prism International Diversity Impact Award for Top 25 National ERGs

Employees
As of June 30, 2023, we employed approximately 2,800 people, all in the United States. We also engage contractors and consultants. Additionally, we regularly track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data and the engagement of our employees. None of our employees are working under a collective bargaining arrangement.
We conduct sales through our embedded field force, our dedicated national sales team, our Premier consultants, and other various sales teams, collectively comprised of approximately 600 employees as of June 30, 2023.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2023, our field force was deployed to seven geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force also assists our members in growing and supporting their continuum of care facilities.
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
•We face risks to our business if members of our group purchasing organization (“GPO”) programs reduce activity levels, terminate or elect not to renew their contracts on substantially similar terms or at all.
•We rely on administrative fees that we receive from GPO suppliers.
•We face increased pressure to increase the percentage of administrative fees we share with our GPO members as well as to provide enhanced value through savings guarantees and other arrangements, including as a result of very aggressive competition from other GPOs, which is likely to result in increases in revenue share obligations, some of which may be material, particularly as our current GPO participation agreements approach renewal or if a member undergoes a change of control that triggers a termination right, or as new members join our GPO program.
•We face risks of the markets for our software as a service (“SaaS”) or licensed-based analytics products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based analytics products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
•Our members are highly dependent on payments from third-party payers, such as Medicare and Medicaid, the denial or reduction of which could adversely affect demand for our products and services.
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
•Our evaluation of potential strategic alternatives to enhance value for stockholders may not be successful and have negative impacts on our business and stock price.
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
•We have risks to our business operations due to continuing uncertain economic conditions, including but not limited to inflation and the risk of a global recession, which could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

•We may continue to face financial and operational uncertainty due to pandemics, epidemics or public health emergencies, such as the COVID-19 pandemic, and associated supply chain disruptions.
•We may face financial and operational uncertainty due to global economic and political instability and conflicts.
•We may be adversely affected by global climate change or by regulatory responses to such change.
Risks Related to Healthcare and Employee Benefit Regulation
•We are subject to changes and uncertainty in the legal, political, economic and regulatory environment affecting healthcare organizations.
•We must comply with complex international, federal and state laws and regulations governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, antitrust and employee benefit laws and regulations and privacy, security and breach notification laws.
•We may be subject to regulation for certain of our software products regarding health information technology, artificial intelligence and medical devices.
Legal and Tax-Related Risks
•We are subject to litigation from time to time, including the pending stockholder derivative action against certain of our current and former officers and directors.
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
Risks Related to our Capital Structure, Liquidity and Class A Common Stock
•We face risks related to our current and future indebtedness, including our existing long-term credit facility.
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
The primary competitors for our Supply Chain Services segment compete with our group purchasing, direct sourcing and supply chain co-management activities. Our group purchasing business competes with other large GPOs, including in certain cases GPOs owned by healthcare providers and on-line retailers. Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers and distributors. Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformations services.

The competitors in our Performance Services segment compete with our three sub-brands: PINC AI, Contigo Health and Remitra. The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities, and include information technology providers and consulting and outsourcing firms. The primary competitors for Contigo Health are smaller niche and larger well-financed healthcare and insurance companies and providers of wrap network services. The primary competitors for Remitra are smaller niche and larger technology companies and financial institutions.
With respect to our products and services in both segments, we compete based on several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of our products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors have larger scale, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our current members and customers and potential new members and customers.
We also compete based on price in our Supply Chain Services and Performance Services businesses. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members and customers, and increased revenue share obligations to members. In our Supply Chain Services segment, competitive pressure is likely to result in increases in revenue share obligations, some of which may be material, particularly as our current GPO participation agreements approach renewal or if a member undergoes a change of control that triggers a termination right, or as new GPO members join our GPO programs. Material increases in revenue share obligations to existing or new GPO members could adversely impact our business, financial condition and results of operations. In this competitive environment, we may not be able to retain our current GPO members or expand our member base at historical terms, favorable terms or at all, and the failure to do so may adversely impact our business, financial condition and results of operations. Furthermore, if pricing of our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be materially, adversely affected.
Furthermore, our Performance Services business also competes on features and functionality of the solutions we offer through our PINC AI, Contigo Health and Remitra brands.
Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare services industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if new competitors were to enter the healthcare space, the change in the competitive landscape could also adversely affect our ability to compete effectively and could materially harm our business, financial condition, and results of operations.
Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect legal, regulatory and economic conditions to lead to additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members’ organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and continuum of care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or health system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate materially increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.

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
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. Some of our GPO competitors offer higher revenue share arrangements compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control of the GPO member, changes in their strategies, competitive analysis or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are reduced by modification or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
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
Our top five customers generated revenue of approximately 15% and 21% of our consolidated net revenues for the fiscal years ended June 30, 2023 and 2022. The sudden loss of any material customer or a number of smaller customers that are participants in our group purchasing programs, or utilize any of our programs or services, or a material change in revenue share or other economic terms we have with such customers could materially and adversely affect our business, financial condition and results of operations.
The markets for our SaaS- or licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
As SaaS licensing deals have become a more material aspect of our business, our success will depend on the willingness of existing and potential new customers to increase their use of our SaaS- or licensed-based products and services as well as our ability to sell license-based products to existing and potential new customers at rates sufficient to offset the loss of SaaS-based product sales. Fluctuating member demand and timing for SaaS- or license-based products that materially alter our mix of SaaS- and licensed-based product sales and conversion of SaaS-based products to license-based products can result in volatility of revenue and lower growth rates in any given year which could materially adversely affect our business, financial condition and results of operations. Furthermore, many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be reluctant or unwilling to switch to our products and services and some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If companies do not perceive the benefits of our products and services, then the market for these products and services may not expand as much or develop as quickly as we expect, which would materially adversely affect our business, financial condition and results of operations.
Our members and other customers are highly dependent on payments from third-party healthcare payers, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and other customers and consequently our business.
Our members and other customers derive a substantial portion of their revenue from third-party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members and other customers purchase or otherwise obtain through us is available to our members and other customers from governmental health programs, private health insurers, managed care plans and other third-party payers. These third-party payers are increasingly using their enhanced bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members and other customers’ ability to obtain adequate reimbursement for our products and services. If third-party payers do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members and other customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.
In addition, government actions or changes in laws or regulations could limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers and increase emphasis on financially accountable payment programs such as accountable care organizations, bundled payments and capitated primary care that could have a material adverse impact on our members and other customers and, in turn, on our business, financial condition and results of operations.
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
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members. If we cannot adapt to rapidly evolving industry standards, technology, member and other customers’ needs, including changing regulations and provider reimbursement policies, we may be unable to anticipate changes in our current and potential new members’ and other customers’ requirements that could make our existing technology, products or service offerings obsolete. We must continue to invest material resources in software development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that members and potential new members and customers will want. If our enhanced existing or new products and services are not responsive to the needs of our members or potential new members and customers, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing members and be unable to obtain new members and customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
We cannot assure you that our evaluation of potential strategic alternatives to enhance value for stockholders will be successful; and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
In May 2023, we announced that our Board of Directors is evaluating potential strategic alternatives to enhance value for stockholders. The Board of Directors has established an independent Special Committee composed of independent directors to evaluate any alternatives that may involve actual or potential conflicts of interest and have engaged financial and legal advisors to assist in the process. The strategic process is ongoing. Our Board of Directors has not set a timetable for the strategic process, and as of June 30, 2023, the only decision made relating to any strategic alternatives is the definitive agreement we entered into with OMNIA Partners, LLC, a leading non-healthcare GPO, in June 2023, under which we sold substantially all of our non-healthcare GPO member contracts for an estimated purchase price of approximately $800.0 million subject to certain adjustments. There can be no assurance that the strategic review process by our Board of Directors will result in any further transactions or any other strategic change or outcome, or as to the timing of any of the foregoing. Whether the process will result in any additional transactions, our ability to complete any transaction, and if our Board of Directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses and their respective prospects, market conditions, interest rates and industry trends. Our stock price may be adversely affected if the evaluation does not result in additional transactions or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more additional transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our Board of Directors may also determine that no additional transaction is in the best interest of our stockholders.

In addition, our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome. The attention of management and our Board of Directors could be diverted from our core business operations, and we have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners, and could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor. We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our Board of Directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
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
Our ability to deliver our products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone, Wi-Fi, facsimile and pager systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We have also migrated our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a material cyber-attack or catastrophic event with respect to one or more of these providers, systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:
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
Moreover, our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. We have migrated our data center operations to third-party data-hosting facilities. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, could result in a decision to close the facilities without adequate notice or other unanticipated problems, which could cause lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members, which could negatively affect our ability to retain existing members and attract new members.
If our cyber and other security measures are breached or fail and unauthorized access to a member’s data is obtained, or our members fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, members may curtail or stop using our services and we may incur material liabilities.
Our services involve the web-based storage and transmission of members’ proprietary information, personal information of employees and protected health information of patients. From time to time, we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties and fines for violation of applicable laws or regulations and material costs for notification to affected individuals, remediation and efforts to prevent future occurrences.
In addition to our cyber and other security measures, we rely upon third-party providers and our members as users of our system for key activities to promote security of the system and the data within it. On occasion, our providers security systems have been breached and our members have failed to perform these activities. Failure of third-party providers or members to perform these activities may result in claims against us that could expose us to material expense and harm our reputation. In addition, our members may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. In addition, although our development infrastructure is based in the U.S., we outsource development work for a portion of our products and services to persons outside the U.S., particularly India. We cannot guarantee that the cyber and other security measures and regulatory environment of our foreign partners are as robust as in the U.S. Any breach of our security by our members or foreign partners could have a material adverse effect on our business, financial condition and results of operations.
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
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit security vulnerabilities of our systems or products. In addition, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.

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
While we provide our domestic and foreign employees and contractors training and regular reminders on important measures they can take to prevent breaches, we often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no guarantee our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advanced persistent threats. In recent years, a number of hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
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
We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures to stop or mitigate any potential damage in a timely manner. Given the increasing cyber security threats in the healthcare industry, there can be no guarantee we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Although we do maintain commercially reasonable insurance policies for cyber-attacks, there can be no guarantee that insurance would be sufficient to cover our losses, nor can it be guaranteed that insurance coverage would be available for every specific incident in accordance with the terms and conditions of the applicable policy coverage.
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
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in Bangladesh, Cambodia, China, India, Malaysia, Sri Lanka, Taiwan, Thailand and Vietnam as well as domestically within the U.S. Operations at and securing products from these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as but not limited to unscheduled maintenance, power conservation/shortages, an earthquake, hurricane, flood, tsunami or other natural disaster, material labor strikes or work stoppages, government implementation of export limitations or freezes, port or other shipping delays, political unrest or pandemics. We are also subject to some of these risks with manufacturers we contract with in the U.S. Any material curtailment of production at these facilities, or production issue resulting in a substandard product, could result in litigation or governmental inquiry or materially reduced revenues and cash flows in our direct sourcing activities. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to material fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the U.S. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
While we continue to promote domestic and geographically diverse manufacturing as part of our supply chain resiliency program, a material portion of the manufacturing for our direct sourcing activities is still conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China as well as trade disputes between China and the U.S. and the potential imposition of bilateral tariffs. In addition, China has imposed export restrictions and new regulatory requirements on PPE and other medical equipment needed by our member hospitals. The imposition of tariffs or export restrictions on products imported by us from China could require us to (i) increase prices to our members or (ii) locate suitable alternative manufacturing capacity or relocate our operations from China to other countries. In the event we are unable to increase our prices or find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources.

Additionally, the facilities in Malaysia with which we contract are particularly susceptible to labor shortages, labor disputes and interruptions, rising labor costs as a result of minimum wage laws, scheduling and overtime requirements and forced or child labor.
Validation of our direct sourcing suppliers around the world can be challenging and our vetting process may not eliminate all associated risks, particularly since the information shared is largely dependent on the supplier level of transparency. If one or more of the manufacturing facilities we contract with engage in business practices in violation of our standards or applicable laws, we could experience damage to our reputation and suffer an adverse impact on our business, results of operations and reputation.

We may have inventory risk for product inventory we purchase at elevated market prices and items we purchase in bulk or pursuant to fixed price purchase commitments if we are unable to sell such inventory at or above our cost. As a result, we may experience a material adverse effect on our business, financial condition and results of operations.
From time to time, we purchase items as part of bulk purchases to resell to our members. We may have inventory risk for product inventory we purchase at elevated market prices, and items we purchase in bulk or pursuant to fixed price purchase commitments if we are unable to sell such inventory at or above our cost. If we are unable to sell the products for more than our inventory cost, we could experience a material adverse effect on our business, financial condition and results of operations. In addition, as we strive to create a healthier global supply chain with more diversification in the country of origin, including a focus on supporting PPE and medical product manufacturing in the U.S. with our domestic sourcing initiatives, we may source more of our products from U.S.-based or near shore manufacturers, which may come at a higher acquisition cost than sourcing from Asia or other lower cost countries. If our GPO members are unwilling to pay higher prices for products made in the U.S., or if they choose to buy lower cost products manufactured in lower cost countries, now or in the future, this may impact our customer growth and results of operations if we have to lower prices to compete or sell our higher-cost inventory.
If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key personnel, including our executive officers and other highly skilled technical, managerial, editorial, sales, marketing and customer service professionals. Competition for such personnel is intense and the labor market has tightened considerably in the last several years. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, in May 2023, we announced that we are evaluating potential strategic alternatives which has the potential to discourage current personnel as well as prospective employees from being a part of our Company. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel, if we lose key personnel unexpectedly. In addition, to the extent we lose an executive officer or senior manager, we may incur increased expenses in connection with the hiring, promotion or replacement of these individuals and the transition of leadership and critical knowledge. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.
Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
Continued global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation and potential economic recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased periodic volatility in customer demand, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased trade sanctions, tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. Starting in fiscal 2022 and continuing in fiscal 2023, we have experienced inflationary pressure and other constraints in our supply chain. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions may result in the failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

Our financial condition and results of operations for fiscal year 2023 and beyond may continue to be materially and adversely affected by pandemics, epidemics or public health emergencies, such as the coronavirus (“COVID-19”) pandemic.
While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023 and the health consequences for the U.S. population have been significantly mitigated by the availability of vaccines and therapeutics to treat COVID-19 infections, pandemics or public health emergencies have in the past and may continue in the future to have adverse economic impacts both domestically and internationally, including the potential for new and extended government imposed lock-downs, border restrictions and transportation and other bottlenecks.
As a result of pandemics, epidemics or public health emergencies, our financial condition and results of operations may be adversely affected and we may face material risks due to a number of factors, including, but not limited to:
•Labor shortages in the healthcare workforce and corresponding increases in labor costs.
•Changes in the demand for our products and services may create demand uncertainty from both material increases and decreases in demand and pricing for our products and services.
•Limited access to our members’ facilities as well as travel restrictions limit their ability to participate in face-to-face events, such as committee meetings and conferences, and limits our ability to foster relationships and effectively deliver existing or sell new products and services to our members.
•Disruption to the global supply chain, particularly in China, may impact products purchased by our members through our GPO or products contract manufactured through our direct sourcing business. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
•We may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We may continue to receive requests to delay service or payment on performance service contracts and we may continue to receive requests from our suppliers for increases to their contracted prices.
•A general decline in the overall economic and capital markets which could increase our cost of capital and adversely affect our ability to access the capital markets in the future.
The ultimate impact of pandemics, epidemics and public health emergencies on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the U.S. and global economies and their healthcare systems, which are uncertain and cannot be predicted at this time. The impact of pandemics, epidemics or public health emergencies may also exacerbate many of the other risks described in this “Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreaks and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of pandemics, epidemics or public health emergencies could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the future.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, such as the ongoing military conflict between Russia and Ukraine and tensions between the U.S. and China. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical tensions.
U.S. and global markets have continued to experience volatility and disruption as the result of geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and tensions between the U.S. and China. These geopolitical tensions have, and may continue to, lead to market disruptions, including significant volatility in commodity prices, energy, credit and capital markets, as well as supply chain interruptions. In addition, further escalation could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital and negatively impact our business, financial condition and results of operations.
We may be adversely affected by global climate change or by regulatory responses to such change.
Climate changes, such as severe weather conditions, rising sea temperatures and rising sea levels, among others, and their long-term effects present potential negative effects to our business operations, financial condition and results of operations by decreasing availability of products, increasing compliance and operational costs and creating volatility and disruption to the global supply chain.

In addition, federal, state and local governments could issue new or modify existing legislation and regulations related to greenhouse gas emissions and climate change and these government actions could impact us and our members, other customers and suppliers.
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
The Patient Protection and Affordable Care Act (“ACA”), designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality, set the industry moving in a clear direction on access to health insurance, payment, quality and cost management. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls.
Although there appears to be greater certainty and a continuation of the policies and directions set forth in the ACA with the 2021 U.S. Supreme Court decision upholding the ACA, healthcare will continue to be a highly contentious area. This environment is creating risks for healthcare providers and our business that could cause a material adverse effect on our business and financial performance.
If we fail to comply with complex federal and state laws and regulations governing financial relationships among healthcare providers and submission of false or fraudulent claims to government healthcare programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Anti-Kickback Regulations
We are subject to federal and state laws and regulations designed to protect patients, government healthcare programs and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex, and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud, waste and abuse regulations and other reimbursement laws and rules. From time to time, we and others in the healthcare industry have received inquiries or requests to produce documents in connection with such activities. We could be required to expend material time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts. Furthermore, if we are found to be in violation of any federal or state fraud, waste and abuse laws, we could be subject to civil and criminal penalties and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could materially harm our business, financial performance and financial condition.
Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Although certain statutory and regulatory safe harbors exist, these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud, waste and abuse. We cannot assure you that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
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
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the U.S. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after January 30, 2023 are from $13,508 to $27,018 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, it could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
ERISA Regulatory Compliance
As a threshold matter, the obligation for compliance with the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), the Internal Revenue Code (the “Code”), the ACA, the Heath Insurance Portability and Accountability Act (together with its amendments related to the Health Information Technology for Economic and Clinical Health Act, “HIPAA”), the Mental Health Parity and Addiction Equity Act, the Newborns’ and Mothers’ Health Protection Act, the Women’s Health and Cancer Rights Act, the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), the Genetic Information Nondiscrimination Act of 2008, and other laws governing self-funded group health plans (collectively “Employee Benefit Laws”) generally rests with our clients as plan sponsors to whom we provide third-party administrative (“TPA”) services. That is, employers/clients that sponsor group health plans generally bear the obligation of complying with Employee Benefit Laws, rather than entities, like us, that provide TPA services related to the group health plans. In certain cases, however, TPAs to ERISA plans can become “co-fiduciaries” with their clients and, therefore, can be liable for ERISA compliance in a limited capacity. We could become a co-fiduciary either by (1) entering a contractual obligation to be an ERISA fiduciary or (2) by acting as an ERISA fiduciary based on functions performed. Under ERISA, fiduciary status flows from actions, and TPAs who exercise certain functions, including any discretionary authority or discretionary responsibility over plan administration or exercise any authority or control with respect to management or disposition of plan assets are generally “functional fiduciaries” with respect to (and limited to) the functions performed by the TPA that trigger fiduciary status.
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
If we are found to be in violation of the antitrust laws, we could be subject to significant civil and criminal penalties or damages. The occurrence of any of these events could materially harm our business, financial condition and results of operations.
Complex international, federal and state privacy laws, as well as security and breach notification laws, may increase the costs of operation and expose us to civil and criminal government sanctions and third-party civil litigation.
We must comply with extensive federal and state requirements regarding the use, retention, security and re-disclosure of patient/beneficiary healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which we refer to collectively as “HIPAA”, contain substantial restrictions and complex requirements with respect to the use and disclosure of “Protected Health Information” as defined by HIPAA. The HIPAA Privacy Rule prohibits a covered entity or a business associate from using or disclosing Protected Health Information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organizational, physical and technical safeguards to protect the privacy, integrity and availability of electronic Protected Health Information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of Protected Health Information.
Our self-funded health benefit plan, the Premier, Inc. Health & Welfare Plan, our healthcare provider members, Performance Services customers, and health plan clients are directly regulated by HIPAA as “covered entities.” Most of our hospital members/customers and health plan clients disclose Protected Health Information to us so that we may provide payment and operations services. Accordingly, we are a “business associate” of those covered entities and are required to protect such Protected Health Information under HIPAA.
Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks, damage our reputation, adversely affects demand for our products and services and/or force us to expend material capital, research and development and/or other resources to modify our products or services to ensure compliance with HIPAA.

In addition to our obligations under HIPAA, there are other federal and state laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and/or personally identifiable information and may expose us to additional sanctions and penalties. All 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted various types of legislation requiring the protection of personally identifiable information and/or notice to individuals of security breaches of their identifiable information. Organizations must review each state’s definitions, mandates and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general in many states, in compliance with such state laws. Further, most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, HIV status and biometric data. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well. The federal government also regulates the confidentiality of substance use disorder treatment records. These regulations, promulgated under 42 C.F.R. Part 2, apply to federally supported substance use disorder treatment programs and lawful holders of substance use disorder treatment records that originated from such programs. For some aspects of our business, we may be considered a lawful holder of treatment records protected under 42 C.F.R. Part 2 and therefore have responsibilities to protect substance use disorder treatment records in ways that go beyond the HIPAA requirements.
States continue to pass personal information privacy laws protecting its resident consumers’ data and affording individual rights, such as access, deletion and prevention of certain types of uses of their personally identifiable information. These laws vary state-by-state and organizations must review each state’s definitions and requirements to ensure compliance. Currently, various states, including California, Colorado, Connecticut, Indiana, Iowa, Montana, Tennessee, Texas, Utah and Virginia have passed general data privacy laws, while other states consider similar bills. While most data accessed or used by Premier is governed by HIPAA and is therefore exempt from many of the state general privacy laws, various areas of Premier (such as marketing and human resources) may access or use data that may fall under one or more state general privacy laws.
We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect the demand for our products and services, our business or the associated costs of compliance.
Failure to comply with any of the international, federal and state standards regarding individuals’ data rights privacy, identity theft prevention and detection and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may materially injure our reputation and adversely affect our ability to retain and attract new members or customers and, accordingly, adversely affect our financial performance.
New requirements related to the interoperability of health information technology promulgated by the Office of the National Coordinator for Health Information Technology and enforced by the HHS Office of Inspector General could increase the costs of operation and expose us to civil government sanctions.
On May 1, 2020, the Office of the National Coordinator (“ONC”) for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act (“ONC Rules”) to impose new conditions to obtaining and maintaining certification of certified health information technology and prohibit certain actors - developers of certified health information technology, health information networks, health information exchanges and healthcare providers - from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. The information subject to the information blocking restrictions is limited to electronic individually identifiable health information to the extent that it would be included in a designated record set. Until October 6, 2022, the information subject to the information blocking restrictions is further limited to the data elements represented in the U.S. Core Data for Interoperability standard.
Under the ONC Rules, we are considered a “health IT developer” because of the government certifications we hold in our TheraDoc and eCQM solutions. As such, we have evaluated and assessed the applicability of the ONC Rules to our TheraDoc and eCQM solutions, and we have determined that the ONC Rules currently do not apply to the data we hold on TheraDoc and eCQM solutions because the data is not part of any designated record set. Further, our customers contractually agree that the data that we maintain and process on behalf of our customers does not qualify as a designated record set. We will continue to assess our products and services to discern whether or not they fall under the purview of the ONC Rules. On June 27, 2023, the HHS Office of Inspector General posted a final rule to incorporate its new civil monetary penalty authority for activities that constitute information blocking. Once effective, the HHS Office of Inspector General may impose information blocking penalties against developers of certified health information technology, health information networks or health information exchanges of up to $1 million per violation. The HHS Office of Inspector General’s civil monetary penalty authority for information blocking will begin 60 days after the final rule is published in the Federal Register. Any application of ONC Rules or similar regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for our solutions, and making it uneconomical to offer some products.
If we become subject to regulation by the Food and Drug Administration because the functionality in one or more of our software applications causes the software to be regulated as a medical device, our financial results may be adversely impacted due to increased operating costs or delayed commercialization of regulated software products.
The Food and Drug Administration (“FDA”) has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes the software to be regulated as a medical device under existing or future FDA laws or regulations, including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to:
•register our company and list our FDA-regulated products with the FDA;
•obtain pre-market clearance from the FDA based on demonstration of substantial equivalence to a legally marketed device before marketing our regulated products or obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing;
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
Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law, and derivative or other similar litigation that can be expensive, divert human and financial capital to less productive uses, and benefit a limited number of stockholders rather than stockholders at large. The August 2020 Restructuring resulted in (i) the announcement of several investigations by private law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties; and (iii) the filing of a stockholder derivative complaint on March 4, 2022, captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL. The complaint, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and current and certain former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named officers and directors breached their fiduciary duties and committed corporate waste by approving agreements between Premier and certain of the former LPs that provided for accelerated payments as consideration for the early termination of the tax receivable agreement (“TRA”) with such LPs. (See “Item 3. Legal Proceedings”). The complaint asserts that the aggregate early termination payment amounts of $473.5 million exceeded the alleged value of the tax assets underlying the TRA by approximately $225.0 million. The complaint seeks unspecified damages, costs and expenses, including attorney fees, and declaratory and other equitable relief. Since the lawsuit is purportedly brought on behalf of Premier, and we are only a nominal defendant, the alleged damages were allegedly suffered by us. The City of Warren General Employees’ Retirement System case, or any other matters referenced above that result in formal litigation, may have an adverse impact on our financial condition, reputation, results of operations or stock price.

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
Continued economic and political conditions in the U.S. could result in changes in U.S. tax laws beyond those enacted in connection with the TCJA on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) on March 27, 2020. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our TRA, deferred tax assets, results of operations, cash flows and profitability.
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
We entered into Unit Exchange and Tax Receivable Acceleration Agreements, effective as of July 1, 2020 (the “Unit Exchange Agreements”), with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the TRA upon payment to the member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we are obligated to pay our member-owners approximately $472.6 million in aggregate. Of that amount, an aggregate of $201.2 million remains payable in equal quarterly installments through the quarter ending June 30, 2025. Due to the payments required under the Unit Exchange Agreements, our overall cash flow and discretionary funds will be reduced, which may limit our ability to execute our business strategies or deploy capital for preferred use. In addition, if we do not have available capital on hand or access to adequate funds to make these required payments, our financial condition would be materially adversely impacted.
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
Risks Related to Our Capital Structure, Liquidity and Class A Common Stock
We may need to obtain additional financing which may not be available or may be on unfavorable terms and result in dilution to, or a diminution of the rights of, our stockholders and cause a decrease in the price of our Class A common stock.
We may need to raise additional funds in order to, among other things:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing products and services;
•fund strategic relationships;
•comply with new laws, regulations, rules or judicial orders;
•respond to competitive pressures; and/or
•acquire complementary businesses, assets, technologies, products or services.
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
If we cannot refinance or replace our existing credit facility at or before maturity, it could have a material adverse effect on our ability to fund our ongoing cash requirements. Current or future indebtedness could adversely affect our business and our liquidity position.
We have a five-year $1 billion unsecured revolving credit facility (the “Credit Facility”), with a maturity date of December 12, 2027. As of June 30, 2023, we had $215.0 million outstanding under the Credit Facility and any outstanding indebtedness would be payable on or before that date. If we are not able to refinance or replace our Credit Facility at or before maturity or do so on acceptable terms, it would have a material adverse effect on our ability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then existing or future stock repurchase programs, if any.
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
Our Credit Facility contains, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The Credit Facility restricts, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness or issue guarantees, create liens on our assets, make distributions on or redeem equity interests, make investments, transfer or sell properties or other assets, and engage in mergers, consolidations or acquisitions. Furthermore, the Credit Facility includes cross-default provisions and requires us to meet specified financial ratios and tests. In addition, any debt securities we may issue or indebtedness we incur in the future may have similar or more restrictive financial or operational covenants that may limit our ability to execute our business strategies or operate our Company.
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
•the timing of enterprise analytics license agreements;
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
•general economic and market conditions and economic conditions specific to the healthcare industry; and
•the impact of potential pandemics, epidemics or public health emergencies, including the COVID-19 pandemic and any variants, on the economy and healthcare industry.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2023, we occupy our Charlotte, North Carolina headquarters under a long-term lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date. We also lease or sublease nine smaller facilities across five states, which includes our New York, New York office which we occupy under a long-term lease which expires in 2026. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs, and will continue to evaluate our real estate needs.
We generally conduct the operations of our Supply Chain Services segment and our Performance Services segment across our property locations. See Note 17 - Commitments and Contingencies to the accompanying consolidated financial statements for more information about our operating leases.
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
Additional information relating to certain legal proceedings in which we are involved is included in Note 17 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.”
Based on the records of our Class A common stock transfer agent, as of August 17, 2023, there were 119,170,751 shares of our Class A common stock issued and outstanding, held by 90 holders of record. Because a substantial portion of our Class A common stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Class A common stock.
Dividend Policy
During fiscal year 2023, our Board of Directors declared regular quarterly cash dividends of $0.21 per share on our outstanding shares of Class A common stock, which were paid on September 15, 2022, December 15, 2022, March 15, 2023 and June 15, 2023.
On August 10, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2023 to stockholders of record on September 1, 2023.
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2023 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Purchase of Equity Securities
No shares of Class A common stock were repurchased during the fiscal year ended June 30, 2023.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2018, in each of:
•our Class A common stock;
•the NASDAQ Composite stock index (“NASDAQ Composite Index”); and
•a customized peer group of eleven companies selected by us that we believe is better aligned with our company (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our compensation committee of the Board of Directors (“compensation committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our compensation committee reviewed and, in consultation with its independent consultant, selected the companies in our fiscal year 2023 Peer Group in April 2022. Our compensation committee will continue to review and reconfigure our Peer Group as it deems necessary in consultation with its independent consultant.
The Peer Group graph line consists of the following eleven companies: AMN Healthcare Services, Inc., ASGN Inc., Evolent Health, Inc., FTI Consulting Inc., Huron Consulting Group Inc., Omnicell Inc., Owens & Minor Inc., Patterson Companies, Inc., Pediatrix Medical Group Inc., R1 RCM Inc. and Veradigm Inc.

The information contained in the performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.
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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Premier, Inc., the NASDAQ Composite Index and Peer Group
$300
$200
$100
2018
2019
2020
2021
2022
2023
Premier, Inc.
NASDAQ Composite
Peer Group

Value of Investment as of June 30(a):
Company/Index Name	2018	2019	2020	2021	2022	2023
Premier, Inc. Class A Common Stock	$100.00	$107.50	$94.23	$97.80	$102.50	$81.64
NASDAQ Composite Index	$100.00	$107.78	$136.82	$198.71	$152.16	$191.93
Peer Group	$100.00	$92.60	$87.83	$159.09	$155.00	$139.42
_________________________________
(a)Assumes $100 invested on June 30, 2018, including reinvestment of dividends for periods from 2018-2023. We began paying cash dividends in September 2020.
We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report.
Business Overview
Our Business
Premier, Inc. (“Premier”, the “Company”, “we”, or “our”) is a leading technology-driven healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program, cost containment and wrap network and digital invoicing and payment automation processes for healthcare suppliers and providers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. We also provide some of the various products and services noted above to non-healthcare businesses.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2023	2022
Net revenue	$1,336,095	$1,432,901
Net income	174,887	268,318
Non-GAAP Adjusted EBITDA	499,783	498,682
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation and disseminate best practices to help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue was as follows (in thousands):

	Year Ended June 30,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$899,955	$1,031,946	$(131,991)	(13)%	67%	72%
Performance Services	436,177	400,983	35,194	9%	33%	28%
Segment net revenue	$1,336,132	$1,432,929	$(96,797)	(7)%	100%	100%
Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services and direct sourcing activities.
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable healthcare providers that are also payers (e.g. payviders) and employers to contract directly with healthcare providers as well as partner with the healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, our digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare. For additional information, please see “Performance Services” above.
Sales and Acquisitions
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, we acquired, through our consolidated subsidiary, Contigo Health, LLC (“Contigo Health”), certain assets and assumed certain liabilities of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) for an adjusted purchase price of $177.5 million. The assets acquired and liabilities assumed relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians and other continuum of care providers in the U.S. Contigo Health also agreed to license proprietary cost containment technology of TRPN. TRPN is being integrated under Contigo Health and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
On June 14, 2023, we announced that we entered into an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) to sell the contracts pursuant to which substantially all of our non-healthcare GPO members participate in our GPO program, for an estimated purchase price of approximately $800.0 million, subject to certain adjustments. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. The sale of the non-healthcare GPO member contracts closed on July 25, 2023. See Note 20 - Subsequent Events to the accompanying consolidated financial statements for further information.
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
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as negotiated price reductions in certain product categories such as pharmaceuticals. See “Risk Factors”.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and tensions between the U.S. and China, continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption.
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors”.
COVID-19 Pandemic or Other Pandemics, Epidemics or Public Health Emergencies
In addition to the trends in the U.S. healthcare market discussed above, the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic impacted our sales, operations and supply chains, our members and other customers, and workforce and suppliers. As a result of pandemics, epidemics or public health emergencies, we may face material risks including, but not limited to:
•Labor shortages in the healthcare workforce and corresponding increases in labor costs.
•Changes in the demand for our products and services may create demand uncertainty from both material increases and decreases in demand and pricing for our products and services.
•Limited access to our members’ facilities as well as travel restrictions limit their ability to participate in face-to-face events, such as committee meetings and conferences, and limits our ability to foster relationships and effectively deliver existing or sell new products and services to our members.
•Disruption to the global supply chain, particularly in China, may impact products purchased by our members through our GPO or products contract manufactured through our direct sourcing business. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet their obligations to our members, other customers or to us, or material disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.
•We may continue to receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We may continue to receive requests to delay service or payment on performance service contracts and we may continue to receive requests from our suppliers for increases to their contracted prices.
•A general decline in the overall economic and capital markets which could increase our cost of capital and adversely affect our ability to access the capital markets in the future.
While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, the risks associated with the resurgence of COVID-19 or another pandemic remains and the resulting impact on our business, results of operations, financial conditions and cash flows as well as the U.S. and global economies is uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic or another pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in the “Item 1A. Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of the COVID-19 pandemic, variants thereof, recurrences or similar pandemics could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through fiscal 2023 and beyond.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. These and other significant accounting policies are set forth under Note 2 - Significant Accounting Policies to the accompanying consolidated financial statements for more information.
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
Our most recent annual impairment testing as of April 1, 2023 consisted of a quantitative assessment and resulted in $56.7 million in impairment losses within our Contigo Health and Direct Sourcing reporting units. Refer to Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information on the impairment losses recognized in fiscal 2023.
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
Within Performance Services, which provides technology with wrap-around service offerings, revenue is generated through our three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI consists of subscriptions to our SaaS-based clinical intelligence, margin improvement and value-based care products, licensing revenue, professional fees for consulting services and other miscellaneous revenue including PINC AI data licenses, annual subscriptions to our performance improvement collaboratives, insurance services management fees and commissions from endorsed commercial insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees. Remitra’s main source of revenue is fees from healthcare suppliers and providers.
PINC AI
SaaS-based Products Subscriptions. SaaS-based clinical analytics subscriptions include the right to access our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set in order to access and transfer member data into our hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses. Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
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
Other Miscellaneous Revenue.
•Revenue from PINC AI data licenses which provide customers data from the PINC AI healthcare database. The revenue from the data deliverables is recognized upon delivery of the data.
•Revenue from performance improvement collaboratives that support our offerings in cost management, quality and safety, and value-based care and is recognized over the service period as the services are provided, which is generally one to three years. Performance improvement collaboratives revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
•Insurance services management fees are recognized in the period in which such services are provided. Commissions from insurance carriers for sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Contigo Health
Contigo Health revenue consists of third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees. Third-party administrator fees consist of integrated fees for the processing of self-insured healthcare plan claims. Revenue is recognized in the period in which the services have been provided. Fees from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers. Revenue is recognized in the period in which the services have been provided. Cost containment and wrap network fees consist of fees associated with the repricing of insurance claims. Revenue is estimated and recognized in the period in which the services have been provided.
Remitra
Revenue for Remitra primarily consists of fees from healthcare suppliers and providers as well as members and other customers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Within Supply Chain Services, revenue is generated through the GPO, supply chain co-management and SaaS-based purchased services activities.
GPO.    The GPO generates revenue from suppliers through the members that participate in our performance groups.
Supply Chain Co-Management. Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services. Purchased services generate revenue through subscription fees for SaaS-based products and term licenses. Subscription fees are generally billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
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
Software Development Costs
Costs associated with internally-developed computer software that are incurred prior to reaching technological feasibility are considered research and development and expensed as incurred. These costs consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software.
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
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us, if any, are included in Note 2 - Significant Accounting Policies to the accompanying consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of net administrative fees revenue, software licenses, other services and support revenue and products revenue.
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
Performance Services
Performance Services revenue is comprised of the following software licenses, other services and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement and value-based care products subscriptions, license fees, professional fees for consulting services, PINC AI data licenses, performance improvement collaborative and other service subscriptions and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform;
•third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees for Contigo Health; and
•fees from healthcare suppliers and providers for Remitra.
Our Performance Services growth will depend upon the expansion of PINC AI, Contigo Health and Remitra to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products, our ability to shift some recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset the loss of recurring SaaS-based revenue.

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
Cost of products revenue consists of logistics costs for direct sourced medical products. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Operating Expenses
Operating expenses includes selling, general and administrative (“SG&A”) expenses, research and development expenses and amortization of purchased intangible assets.
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and financial restructuring-related expenses; indirect costs such as insurance, professional fees and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract.
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting as a result of the March 3, 2023 amendment. Prior to the March 3, 2023 amendment, our investment in FFF was accounted for as an equity method investment and a pro rata portion of the equity in net income was included in other income, net (see Note 4 - Investments to the accompanying consolidated financial statements for further information). Other income, net, also includes, but is not limited to, the fiscal year 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability (see Note 5 - Fair Value Measurements to the accompanying consolidated financial statements for further information), interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense
See Note 15 - Income Taxes to the accompanying consolidated financial statements for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying consolidated financial statements for further information). At June 30, 2023, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding the equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of June 30, 2023, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the impact of adjustment of redeemable limited partners’ capital to redemption amount, (iv) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (v) assuming, for periods prior to our August 2020 Restructuring, the exchange of all the Class B common units for shares of Class A common stock, which results in the elimination of non-controlling interest in Premier LP and (vi) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items. We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 12 - Earnings Per Share to the accompanying consolidated financial statements for further information).
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined below in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 26% for both the years ended June 30, 2023 and 2022.
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

Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.6 million for both the years ended June 30, 2023 and 2022 (see Note 13 - Stock-Based Compensation to the accompanying consolidated financial statements for further information).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting and other expenses related to acquisition activities, one-time integration expenses and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include severance and retention benefits and financial advisor fees and legal fees related to disposition activities.
Strategic initiative and financial restructuring-related expenses
Strategic initiative and financial restructuring-related expenses include legal, accounting and other expenses related to strategic initiative and financial restructuring-related activities.
Gain or loss on FFF Put and Call Rights
See Note 5 - Fair Value Measurements to the accompanying consolidated financial statements for further information.
Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items includes, but is not limited to, gains and losses on disposals of long-lived assets and imputed interest on notes payable to former limited partners.

Results of Operations for the Years Ended June 30, 2023 and 2022
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$611,035	46%	$601,128	42%
Software licenses, other services and support	480,401	36%	438,267	31%
Services and software licenses	1,091,436	82%	1,039,395	73%
Products	244,659	18%	393,506	27%
Net revenue	1,336,095	100%	1,432,901	100%
Cost of revenue:
Services and software licenses	218,087	16%	183,984	13%
Products	221,719	17%	363,878	25%
Cost of revenue	439,806	33%	547,862	38%
Gross profit	896,289	67%	885,039	62%
Operating expenses	654,196	49%	624,966	44%
Operating income	242,093	18%	260,073	18%
Other income, net	7,905	1%	66,827	5%
Income before income taxes	249,998	19%	326,900	23%
Income tax expense	75,111	6%	58,582	4%
Net income	174,887	13%	268,318	19%
Net loss (income) attributable to non-controlling interest	139	—%	(2,451)	—%
Net income attributable to stockholders	$175,026	13%	$265,867	19%

Earnings per share attributable to stockholders:
Basic	$1.47		$2.21
Diluted	$1.46		$2.19
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data).

	Year Ended June 30,
	2023		2022
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$499,783	37%	$498,682	35%
Non-GAAP Adjusted Net Income	299,330	22%	302,738	21%
Non-GAAP Adjusted Earnings Per Share	2.50	nm	2.49	nm

The following table provides the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Year Ended June 30,
	2023	2022
Net income	$174,887	$268,318
Interest expense, net	14,470	11,142
Income tax expense	75,111	58,582
Depreciation and amortization	85,691	85,171
Amortization of purchased intangible assets	48,102	43,936
EBITDA	398,261	467,149
Stock-based compensation	14,355	46,809
Acquisition- and disposition-related expenses	17,151	11,453
Strategic initiative and financial restructuring-related expenses	13,831	18,005
Impairment of assets	56,718	18,829
Gain on FFF Put and Call Rights	—	(64,110)
Other reconciling items, net (a)	(533)	547
Adjusted EBITDA	$499,783	$498,682

Income before income taxes	$249,998	$326,900
Equity in net income of unconsolidated affiliates	(16,068)	(23,505)
Interest expense, net	14,470	11,142
Gain on FFF Put and Call Rights	—	(64,110)
Other (income) expense, net	(6,307)	9,646
Operating income	242,093	260,073
Depreciation and amortization	85,691	85,171
Amortization of purchased intangible assets	48,102	43,936
Stock-based compensation	14,355	46,809
Acquisition- and disposition-related expenses	17,151	11,453
Strategic initiative and financial restructuring-related expenses	13,831	18,005
Equity in net income of unconsolidated affiliates	16,068	23,505
Deferred compensation plan expense (income)	5,422	(9,401)
Impairment of assets	56,718	18,829
Other reconciling items, net (b)	352	302
Adjusted EBITDA	$499,783	$498,682

Segment Adjusted EBITDA:
Supply Chain Services	$499,431	$500,854
Performance Services	123,859	126,938
Corporate	(123,507)	(129,110)
Adjusted EBITDA	$499,783	$498,682
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income for the year ended June 30, 2023.
Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets for the year ended June 30, 2022.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the years presented (in thousands).

	Year Ended June 30,
	2023	2022
Net income attributable to stockholders	$175,026	$265,867
Net (loss) income attributable to non-controlling interest	(139)	2,451
Income tax expense	75,111	58,582
Amortization of purchased intangible assets	48,102	43,936
Stock-based compensation	14,355	46,809
Acquisition- and disposition-related expenses	17,151	11,453
Strategic initiative and financial restructuring-related expenses	13,831	18,005
Impairment of assets	56,718	18,829
Gain on FFF Put and Call Rights	—	(64,110)
Other reconciling items, net (a)	4,345	7,284
Non-GAAP adjusted income before income taxes	404,500	409,106
Income tax expense on adjusted income before income taxes (b)	105,170	106,368
Non-GAAP Adjusted Net Income	$299,330	$302,738

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share
Weighted average:
Basic weighted average shares outstanding	118,767	120,220
Dilutive securities	1,122	1,448
Weighted average shares outstanding - diluted	119,889	121,668
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for both the years ended June 30, 2023 and 2022.

The following table provides the reconciliation of basic earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings per Share for the periods presented:

	Year Ended June 30,
	2023	2022
Basic earnings per share attributable to stockholders	$1.47	$2.21
Net (loss) income attributable to non-controlling interest	—	0.02
Income tax expense	0.63	0.49
Amortization of purchased intangible assets	0.41	0.37
Stock-based compensation	0.12	0.39
Acquisition- and disposition-related expenses	0.14	0.10
Strategic initiative and financial restructuring-related expenses	0.12	0.15
Impairment of assets	0.48	0.16
Gain on FFF Put and Call Rights	—	(0.53)
Other reconciling items, net (a)	0.04	0.06
Impact of corporation taxes (b)	(0.89)	(0.88)
Impact of dilutive shares	(0.02)	(0.05)
Non-GAAP Adjusted Earnings Per Share	$2.50	$2.49
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 26% of non-GAAP adjusted net income before income taxes for both the years ended June 30, 2023 and 2022.
Consolidated Results - Comparison of the Years Ended June 30, 2023 to 2022
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $96.8 million, or 7%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to a decrease of $148.8 million in products revenue. This decrease was partially offset by increases of $42.1 million in software licenses, other services and support revenue and $9.9 million in net administrative fees revenue.
Cost of Revenue
Cost of revenue decreased by $108.1 million, or 20%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to a decrease of $142.2 million in cost of products revenue partially offset by an increase of $34.1 million in cost of services and software licenses revenue.
Operating Expenses
Operating expenses increased by $29.2 million, or 5%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to increases of $24.7 million in SG&A expenses and $4.2 million in amortization of intangible assets.
Other Income, Net
Other income, net decreased by $58.9 million during the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease was primarily due to:
•prior year gain of $64.1 million on the FFF Put Right as a result of the termination and corresponding derecognition of the FFF Put Right liability in fiscal year 2022 (see Note 5 - Fair Value Measurements to the accompanying consolidated financial statements for further information)
•decrease of $7.4 million in equity in net income of unconsolidated affiliates primarily due to lower current year performance from our equity method investments. In addition, as of March 3, 2023, FFF is no longer being accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying consolidated financial statements for further information)

•increase of $3.3 million in interest expense in the current year due to higher interest rates and outstanding loan balances.
These decreases were partially offset by a change in deferred compensation plan expense as a result of market changes.
Income Tax Expense
We recorded an income tax expense of $75.1 million for the year ended June 30, 2023 compared to income tax expense of $58.6 million for the year ended June 30, 2022. The income tax expense resulted in effective tax rates of 30% and 18% for the years ended June 30, 2023 and 2022, respectively. The change in the effective tax rate is primarily attributable to the prior year’s one-time deferred tax benefit associated with the remeasurement of the deferred tax asset and valuation allowance release as a result of the 2021 Subsidiary Reorganization (see Note 15 - Income Taxes to the accompanying consolidated financial statements for further information).
Net Loss (Income) Attributable to Non-Controlling Interest
Net loss (income) attributable to non-controlling interest decreased by $2.6 million during the year ended June 30, 2023 compared to the year ended June 30, 2022, primarily due to a decrease in the portion of net income attributable to non-controlling interests in our consolidated subsidiaries.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, increased by $1.1 million, or less than 1%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 driven by an increase of $5.6 million in Corporate Adjusted EBITDA partially offset by decreases of $3.0 million and $1.5 million in Performance Services and Supply Chain Services Adjusted EBITDA, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2023	2022	Change
Net revenue:
Net administrative fees	$611,035	$601,128	$9,907	2%
Software licenses, other services and support	44,261	37,312	6,949	19%
Services and software licenses	655,296	638,440	16,856	3%
Products	244,659	393,506	(148,847)	(38)%
Net revenue	899,955	1,031,946	(131,991)	(13)%
Cost of revenue:
Services and software licenses	17,989	14,869	3,120	21%
Products	221,719	363,878	(142,159)	(39)%
Cost of revenue	239,708	378,747	(139,039)	(37)%
Gross profit	660,247	653,199	7,048	1%
Operating expenses:
Selling, general and administrative	208,113	212,436	(4,323)	(2)%
Research and development	390	397	(7)	(2)%
Amortization of intangibles	31,900	32,428	(528)	(2)%
Operating expenses	240,403	245,261	(4,858)	(2)%
Operating income	419,844	407,938	11,906	3%
Depreciation and amortization	22,525	22,996
Amortization of purchased intangible assets	31,900	32,428
Acquisition- and disposition-related expenses	6,849	1,915
Equity in net income of unconsolidated affiliates	15,765	22,869
Impairment of assets	2,296	12,695
Other reconciling items, net	252	13
Segment Adjusted EBITDA	$499,431	$500,854	$(1,423)	—%
Net Revenue
Supply Chain Services segment revenue decreased by $132.0 million, or 13%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 driven by a decrease of $148.8 million in products revenue, which was partially offset by increases of $9.9 million and $6.9 million in net administrative fees and software licenses, other services and support revenue, respectively.
Net Administrative Fees Revenue
Net administrative fees revenue increased $9.9 million, or 2%, during the year ended June 30, 2023 compared to the year ended June 30, 2022, driven by increased utilization of our contracts by existing members, the addition of new members to our contract portfolio and fees paid by certain departed members. These increases in net administrative fees revenue were partially offset by an increase in revenue share paid to members and the departure of members from accessing our supplier GPO contract portfolio.
Products Revenue
Products revenue decreased by $148.8 million, or 38%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily a result of lower demand and pricing for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory purchased during the COVID-19 pandemic.

Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $6.9 million, or 19%, during the year ended June 30, 2023 compared to the year ended June 30, 2022, primarily due to an increase in purchased services revenue driven by growth in service fees associated with our committed purchasing programs as well as licensing revenue generated during the year.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $139.0 million, or 37%, during the year ended June 30, 2023 compared to the year ended June 30, 2022, primarily attributable to the decrease in cost of products revenue of $142.2 million in relation to the decrease in products revenue due to the prior year increase in demand, fluctuations in product costs, lower logistics costs and lower inventory reserves in the current year. The decreases in costs of products revenue were partially offset by an increase of $3.1 million in cost of services and software licenses revenue primarily due to an increase in personnel costs and consulting services expenses associated with the aforementioned increase in purchased services revenue.
Operating Expenses
Operating expenses decreased by $4.9 million, or 2%, during the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease was primarily due to a decrease in SG&A expenses of $4.3 million as a result of the cost-savings plan enacted during the current year as well as a decrease in impairment of long-lived assets (see Note 7 - Supplemental Balance Sheet Information to the accompanying consolidated financial statements for further information) partially offset by an increase in acquisition- and disposition-related expenses related to the sale of our non-healthcare GPO member contracts.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment decreased by $1.4 million, during the year ended June 30, 2023 compared to the year ended June 30, 2022, due to lower demand and pricing of our products revenue as a result of members’ and other customers’ elevated inventory levels and a decrease in equity earnings from our investments in unconsolidated affiliates. These decreases were partially offset by the aforementioned increases in net administrative fees revenue and software licenses, other services and support revenue as well as lower logistics costs and inventory reserves in our direct sourcing business.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2023	2022	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$187,618	$193,586	$(5,968)	(3)%
Consulting services	80,292	64,087	16,205	25%
Software licenses	72,376	65,621	6,755	10%
Other	95,891	77,689	18,202	23%
Net revenue	436,177	400,983	35,194	9%
Cost of revenue:
Services and software licenses	200,098	169,116	30,982	18%
Cost of revenue	200,098	169,116	30,982	18%
Gross profit	236,079	231,867	4,212	2%
Operating expenses:
Selling, general and administrative	228,001	170,677	57,324	34%
Research and development	4,150	3,754	396	11%
Amortization of intangibles	16,202	11,508	4,694	41%
Operating expenses	248,353	185,939	62,414	34%
Operating (loss) income	(12,274)	45,928	(58,202)	(127)%
Depreciation and amortization	54,804	53,166
Amortization of purchased intangible assets	16,202	11,508
Acquisition- and disposition-related expenses	10,302	9,538
Equity in net income of unconsolidated affiliates	303	636
Impairment of assets	54,422	6,134
Other reconciling items, net	100	28
Segment Adjusted EBITDA	$123,859	$126,938	$(3,079)	(2)%
Net Revenue
Net revenue in our Performance Services segment increased by $35.2 million, or 9%, during the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase was primarily attributable to growth of $18.2 million in other net revenue driven by incremental revenue from the TRPN acquisition and growth in Contigo Health, growth of $16.2 million in consulting services under our PINC AI platform and growth of $6.8 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year. These increases in net revenue were partially offset by a decrease in SaaS-based products subscriptions revenue primarily due to the conversion of SaaS-based products to licensed-based products.
Cost of Revenue
Cost of services and software licenses revenue in our Performance Services segment increased by $31.0 million, or 18%, during the year ended June 30, 2023 compared to the year ended June 30, 2022, primarily due to increased consulting services as well higher personnel costs associated with increased headcount to support revenue growth in our PINC AI platform and Contigo Health business, including incremental expenses associated with the TRPN acquisition.
Operating Expenses
Performance Services segment operating expenses increased by $62.4 million, or 34%, during the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase was primarily due to goodwill impairment of $54.4 million related to Contigo Health (see Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information), higher personnel costs associated with increased headcount and employee travel and meeting expenses as a result of the easing of pandemic-related travel restrictions during the current year. These increases were partially offset by the impact of the cost-savings plan enacted during the current year. In addition, operating expense increased by $4.7 million as a result of higher amortization of purchased intangible assets primarily attributable to the TRPN acquisition (see Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements).
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment decreased by $3.1 million, or 2%, during the year ended June 30, 2023 compared to the year ended June 30, 2022, primarily due to the aforementioned increases in cost of revenue and operating expenses partially offset by the aforementioned increase in net revenue.
Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
	2023	2022	Change
Operating expenses:
Selling, general and administrative	$165,477	$193,794	$(28,317)	(15)%
Operating expenses	165,477	193,794	(28,317)	(15)%
Operating loss	(165,477)	(193,794)	28,317	(15)%
Depreciation and amortization	8,362	9,009
Stock-based compensation	14,355	46,809
Strategic initiative and financial restructuring-related expenses	13,831	18,005
Deferred compensation plan expense (income)	5,422	(9,401)
Other reconciling items, net	—	262
Adjusted EBITDA	$(123,507)	$(129,110)	$5,603	(4)%
Operating Expenses
Corporate operating expenses decreased by $28.3 million, or 15%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to a decrease in stock-based compensation expense as a result of lower achievement of performance share awards, lower professional fees related to strategic initiative and financial restructuring-related activities and a decrease in performance-related compensation expense. In addition, there was a net decrease in operating expenses as a result of the cost-savings plan enacted during the current year. These decreases were partially offset by deferred compensation plan income in the current year compared to deferred compensation expense in the prior year due to market changes.
Adjusted EBITDA
Adjusted EBITDA increased by $5.6 million, or 4%, during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to a decrease in performance-related compensation and a net decrease in expenses as a result of the cost-savings plan enacted during the current year.
Results of Operations for the Years Ended June 30, 2022 and 2021
A discussion of changes in our results of operations from fiscal year 2021 to fiscal year 2022 has been omitted from this Annual Report but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 16, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our website at http://investors.premierinc.com.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for more information) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of June 30, 2023 and 2022, we had cash and cash equivalents of $89.8 million and $86.1 million, respectively.
Credit Facility
As of June 30, 2023 and 2022, there was $215.0 million and $150.0 million, respectively, of outstanding borrowings under our Credit Facility. During the year ended June 30, 2023, we borrowed $285.0 million and repaid $135.0 million of borrowings under the Prior Loan Agreement (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) which were used to partially fund the TRPN acquisition (see Note 3 - Business Acquisitions to the accompanying consolidated financial statements for more information). During the year ended June 30, 2023, we borrowed $185.0 million and repaid $270.0 million under the Credit Facility which was used for general corporate purposes. All outstanding borrowings under the Credit Facility as of June 30, 2023 were repaid in July and August 2023.
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
Cash Dividends
On August 10, 2023, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2023 to stockholders of record on September 1, 2023.
Sale of Non-Healthcare GPO Member Contracts
On June 14, 2023, we announced that we entered into an equity purchase agreement with OMNIA to sell the contracts pursuant to which substantially all of our non-healthcare GPO members participate in our GPO program for an estimated purchase price of approximately $800.0 million subject to certain adjustments, including a true-up adjustment to the purchase price to be paid within approximately eight months following such closing date. On July 25, 2023, the transaction closed and Premier subsequently received $689.2 million in cash consideration which includes $151.0 million in escrow. See Note 20 - Subsequent Events to the accompanying consolidated financial statements for further information.
Discussion of Cash Flows for the Years Ended June 30, 2023 and 2022
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$444,543	$444,234
Investing activities	(273,622)	(139,440)
Financing activities	(167,266)	(347,789)
Effect of exchange rate changes on cash flows	(5)	(3)
Net increase (decrease) in cash and cash equivalents	$3,650	$(42,998)
Net cash provided by operating activities was flat for the year ended June 30, 2023 compared to the year ended June 30, 2022.
Net cash used in investing activities increased by $134.2 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase in cash used in investing activities was primarily due to the TRPN acquisition in the current year offset by the cash outlay in the prior year for investments in Exela and Qventus, Inc. The increase was partially offset by a net decrease in purchases of property and equipment and other investing activities.

Net cash used in financing activities decreased by $180.5 million for the year ended June 30, 2023 compared to the year ended June 30, 2022. The decrease in net cash used in financing activities was primarily driven by the prior year cash outflow of $250.1 million for the repurchase of Class A common stock under the fiscal 2022 stock repurchase program. The prior year cash outflow was partially offset by lower cash inflows in the current year due to a decrease of $31.7 million in proceeds from the issuance of Class A common stock in connection with the exercise of outstanding stock options, a decrease of $23.2 million in other financing activities primarily driven by proceeds from member health systems that acquired membership interests in ExPre in the prior year and a decrease of $10.0 million in net borrowings under our Credit Facility as well as higher cash outflow of $3.8 million in cash dividends paid.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2023 and 2022
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility. A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2023	2022
Net cash provided by operating activities	$444,543	$444,234
Purchases of property and equipment	(82,302)	(87,440)
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(97,806)	(95,948)
Non-GAAP Free Cash Flow	$264,435	$260,846
_________________________________
(a)    Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Consolidated Statements of Cash Flows under “Payments made on notes payable”. During the year ended June 30, 2023, we paid $102.7 million to members including imputed interest of $4.9 million which is included in net cash provided by operating activities. During the year ended June 30, 2022, we paid $102.7 million to members including imputed interest of $6.7 million which is included in net cash provided by operating activities. See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $3.6 million for the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to the decrease in purchases of property and equipment.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2023 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable to former limited partners (a)	$205,370	$102,685	$102,685	$—	$—
Other notes payable (b)	2,280	1,546	734	—	—
Operating lease obligations (c)	35,099	12,381	21,394	1,324	—
Deferred consideration (d)	60,000	30,000	30,000	—	—
Total contractual obligations	$302,749	$146,612	$154,813	$1,324	$—
_________________________________
(a)Notes payable to former limited partners represent the amount of the expected payment to be made to each former limited partner pursuant to the early termination provisions of the TRA (each such amount an “Early Termination Payment”). See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.
(b)Other notes payable are non-interest bearing and generally have stated maturities of three to five years from the date of issuance. See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for more information.
(c)Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space. See Note 17 - Commitments and Contingencies to the accompanying consolidated financial statements for more information.
(d)Deferred consideration to be paid pursuant to the purchase agreement for the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. in fiscal year 2020.

Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for more information) bear interest on a variable rate structure with borrowings bearing interest at either the secured overnight financing rate (“SOFR”) plus an adjustment of 0.100% plus an applicable margin ranging from 1.250% to 1.750% or the prime lending rate plus an applicable margin ranging from 0.250% to 0.750%. We pay a commitment fee ranging from 0.125% to 0.225% for unused capacity under the Credit Facility. At June 30, 2023, the interest rate on outstanding borrowings under the Credit Facility was 6.470% and the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at June 30, 2023. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At June 30, 2023, we had outstanding borrowings of $215.0 million under the Credit Facility with $785.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. All outstanding borrowings under the Credit Facility as of June 30, 2023 were repaid in July and August 2023.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, as amended and restated, which is filed as Exhibit 10.1 in our quarterly report for the period ended December 31, 2022. See also Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements.
Cash Dividends
In each of September 15, 2022, December 15, 2022, March 15, 2023 and June 15, 2023, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On August 10, 2023, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2023 to stockholders of record on September 1, 2023.
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
Fiscal 2023 Developments
Impact of Inflation
The U.S. economy is experiencing the highest rates of inflation since the 1980s. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have begun to see logistics costs normalize to pre-pandemic levels as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage these price increases as market conditions change. The impact of inflation to our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as negotiated price reductions in certain product categories such as pharmaceuticals. See “Risk Factors — Risks Related to Our Business Operations” below.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates have steadily risen, and may continue to rise, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.

Geopolitical Tensions
Geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and tensions between the U.S. and China, continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption.
We continue to monitor the impacts of the geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations”.
COVID-19 Pandemic or Other Pandemics, Epidemics or Public Health Emergencies
The outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, the risks associated with a resurgence of COVID-19 or another pandemic remains and the resulting impact on our business, results of operations, financial conditions and cash flows as well as the U.S. and global economies is uncertain and cannot be predicted at this time.
Refer to “Item 1A. Risk Factors” for significant risks we have faced and may continue to face as a result of the COVID-19 pandemic or other pandemics, epidemics or public health emergencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2023, we had $215.0 million outstanding borrowings under our Credit Facility. At June 30, 2023, a one-percent increase or decrease in the interest rate charged on outstanding borrowings under the Credit Facility would increase or decrease interest expense over the next twelve months by $2.2 million.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At June 30, 2023, the Company’s goodwill was $1,012.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the last fiscal quarter of the fiscal year unless impairment indicators are present which could require an interim impairment test. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management’s annual goodwill impairment test was especially complex and highly judgmental due to the estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimates are sensitive to changes in significant assumptions, such as the amount and timing of expected future cash flows, perpetual growth rates, and discount rates, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant inputs and assumptions discussed above used in determining the reporting unit fair values.
To test the estimated fair values of the Company’s reporting units, our audit procedures included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair values of the reporting units resulting from changes in the inputs and assumptions. We assessed the historical accuracy of management’s projections and involved our valuation specialists to assist in our evaluation of the methodologies and certain significant assumptions. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

Valuation of Intangible Assets
Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, in fiscal 2023 the Company acquired certain assets and liabilities of TRPN Direct Pay, Inc. and Devon Health, Inc. for consideration of $177.5 million, which included the acquisition of intangible assets of $116.6 million. The Company has accounted for the acquisition as a business combination whereby the purchase price was assigned to tangible and intangible assets acquired and liabilities assumed based on fair values.
Auditing the Company’s accounting for the acquisition was especially complex due to the estimation uncertainty involved in determining the fair value of the acquired provider network intangible asset. The higher estimation uncertainty was primarily due to the sensitivity of the fair value to the revenue growth rate assumptions impacting the amount and timing of projected future cash flows and to the discount rate. These significant assumptions are forward-looking and could be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the valuation of the provider network intangible asset. This included testing controls over the estimation process supporting the recognition and measurement of the intangible asset, including management’s evaluation of underlying assumptions and estimates used to determine the fair value.
To test the estimated fair value of the provider network intangible asset, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and testing certain significant assumptions used to value the intangible asset.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Raleigh, North Carolina
August 22, 2023

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Premier, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business combination related to certain acquired assets of TRPN Direct Pay, Inc. and Devon Health, Inc., which is included in the 2023 consolidated financial statements of the Company and constituted 3.9% of total assets as of June 30, 2023 and less than 1% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the business combination related to certain acquired assets of TRPN Direct Pay, Inc. and Devon Health, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2023 consolidated financial statements of the Company and our report dated August 22, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Raleigh, North Carolina
August 22, 2023

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2023	2022
Assets
Cash and cash equivalents	$89,793	$86,143
Accounts receivable (net of $2,878 and $2,043 allowance for credit losses, respectively)	115,295	114,129
Contract assets (net of $885 and $755 allowance for credit losses, respectively)	299,219	260,061
Inventory	76,932	119,652
Prepaid expenses and other current assets	60,387	65,581
Total current assets	641,626	645,566
Property and equipment (net of $662,554 and $578,644 accumulated depreciation, respectively)	212,308	213,379
Intangible assets (net of $265,684 and $217,582 accumulated amortization, respectively)	430,030	356,572
Goodwill	1,012,355	999,913
Deferred income tax assets	653,629	725,032
Deferred compensation plan assets	50,346	47,436
Investments in unconsolidated affiliates	231,826	215,545
Operating lease right-of-use assets	29,252	39,530
Other assets	110,115	114,154
Total assets	$3,371,487	$3,357,127

Liabilities and stockholders' equity
Accounts payable	$54,375	$44,631
Accrued expenses	47,113	40,968
Revenue share obligations	262,288	245,395
Accrued compensation and benefits	60,591	93,638
Deferred revenue	24,311	30,463
Current portion of notes payable to former limited partners	99,665	97,806
Line of credit and current portion of long-term debt	216,546	153,053
Other current liabilities	50,574	47,183
Total current liabilities	815,463	753,137
Long-term debt, less current portion	734	2,280
Notes payable to former limited partners, less current portion	101,523	201,188
Deferred compensation plan obligations	50,346	47,436
Deferred consideration, less current portion	—	28,702
Operating lease liabilities, less current portion	21,864	32,960
Other liabilities	47,202	42,574
Total liabilities	1,037,132	1,108,277
Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 125,587,858 shares issued and 119,158,483 outstanding at June 30, 2023 and 124,481,610 shares issued and 118,052,235 outstanding at June 30, 2022	1,256	1,245
Treasury stock, at cost; 6,429,375 shares at both June 30, 2023 and 2022, respectively	(250,129)	(250,129)
Additional paid-in capital	2,178,134	2,166,047
Retained earnings	405,102	331,690
Accumulated other comprehensive loss	(8)	(3)
Total stockholders' equity	2,334,355	2,248,850
Total liabilities and stockholders' equity	$3,371,487	$3,357,127
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share data)

	Year Ended June 30,
	2023	2022	2021
Net revenue:
Net administrative fees	$611,035	$601,128	$572,700
Software licenses, other services and support	480,401	438,267	404,330
Services and software licenses	1,091,436	1,039,395	977,030
Products	244,659	393,506	744,122
Net revenue	1,336,095	1,432,901	1,721,152
Cost of revenue:
Services and software licenses	218,087	183,984	170,773
Products	221,719	363,878	713,045
Cost of revenue	439,806	547,862	883,818
Gross profit	896,289	885,039	837,334
Operating expenses:
Selling, general and administrative	601,554	576,879	532,326
Research and development	4,540	4,151	3,338
Amortization of purchased intangible assets	48,102	43,936	44,753
Operating expenses	654,196	624,966	580,417
Operating income	242,093	260,073	256,917
Equity in net income of unconsolidated affiliates	16,068	23,505	21,073
Interest expense, net	(14,470)	(11,142)	(11,964)
Gain (loss) on FFF Put and Call Rights	—	64,110	(27,352)
Other income (expense), net	6,307	(9,646)	11,967
Other income (expense), net	7,905	66,827	(6,276)
Income before income taxes	249,998	326,900	250,641
Income tax expense (benefit)	75,111	58,582	(53,943)
Net income	174,887	268,318	304,584
Net loss (income) attributable to non-controlling interest	139	(2,451)	(17,062)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	(26,685)
Net income attributable to stockholders	$175,026	$265,867	$260,837

Comprehensive income:
Net income	$174,887	$268,318	$304,584
Comprehensive loss (income) attributable to non-controlling interest	139	(2,451)	(17,062)
Foreign currency translation loss	(5)	(3)	—
Comprehensive income attributable to stockholders	$175,021	$265,864	$287,522

Weighted average shares outstanding:
Basic	118,767	120,220	116,527
Diluted	119,889	121,668	117,532

Earnings per share attributable to stockholders:
Basic	$1.47	$2.21	$2.24
Diluted	1.46	2.19	2.22
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	71,627	$716	50,213	$—	—	$—	$138,547	$—	$—	$139,263
Balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	—	—	139,263
Impact of change in accounting principle	—	—	—	—	—	—	—	(1,228)	—	(1,228)
Adjusted balance at July 1, 2020	71,627	716	50,213	—	—	—	138,547	(1,228)	—	138,035
Exchange of Class B common units for Class A common stock by member owners	70	1	(70)	—	—	—	2,436	—	—	2,437
Increase in additional paid-in capital related to quarterly exchange by member owners, including associated TRA revaluation	—	—	—	—	—	—	37,319	—	—	37,319
Increase in additional paid-in capital related to final exchange by member owners, including TRA termination	—	—	—	—	—	—	517,526	—	—	517,526
Issuance of Class A common stock under equity incentive plan	598	6	—	—	—	—	9,350	—	—	9,356
Issuance of Class A common stock under employee stock purchase plan	94	1	—	—	—	—	3,245	—	—	3,246
Stock-based compensation expense	—	—	—	—	—	—	35,425	—	—	35,425
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(3,114)	—	—	(3,114)
Net income	—	—	—	—	—	—	—	304,584	—	304,584
Net income attributable to non-controlling interest	—	—	—	—	—	—	5,217	(17,062)	—	(11,845)
Adjustment of redeemable limited partners' capital to redemption amount	—	—	—	—	—	—	—	(26,685)	—	(26,685)
Reclassification of redeemable limited partners' capital to permanent equity	—	—	—	—	—	—	1,750,840	3,767	—	1,754,607
Final exchange of Class B common units for Class A common stock by member owners	50,144	501	(50,143)	—	—	—	(501)	—	—	—
Early termination payments to former member owners	—	—	—	—	—	—	(438,967)	—	—	(438,967)
Dividends ($0.19 per share)	—	—	—	—	—	—	—	(93,584)	—	(93,584)
Adjustment in additional paid-in capital related to consolidated investment	—	—	—	—	—	—	318	(318)	—	—
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	(4,095)	—	—	(4,095)
Capital contributions	—	—	—	—	—	—	1,958	—	—	1,958
Non-controlling interest in consolidated investments	—	—	—	—	—	—	3,690	—	—	3,690
Balance at June 30, 2021	122,533	$1,225	—	$—	—	$—	$2,059,194	$169,474	$—	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,843	18	—	—	—	—	37,748	—	—	37,766
Issuance of Class A common stock under employee stock purchase plan	105	2	—	—	—	—	3,849	—	—	3,851
Treasury stock	(6,429)	—	—	—	6,429	(250,129)	—	—	—	(250,129)
Stock-based compensation expense	—	—	—	—	—	—	46,229	—	—	46,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(10,866)	—	—	(10,866)
Net income	—	—	—	—	—	—	—	268,318	—	268,318
Net income attributable to non-controlling interest	—	—	—	—	—	—	2,451	(2,451)	—	—
Change in ownership of consolidated entity	—	—	—	—	—	—	202	(142)	—	60
Dividends ($0.20 per share)	—	—	—	—	—	—	—	(97,082)	—	(97,082)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	4,095	(6,427)	—	(2,332)
Non-controlling interest in consolidated investments	—	—	—	—	—	—	23,145	—	—	23,145
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2022	118,052	$1,245	—	$—	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850

PREMIER, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Class A common stock under equity incentive plan	967	9	—	—	—	—	6,069	—	—	6,078
Issuance of Class A common stock under employee stock purchase plan	139	2	—	—	—	—	4,135	—	—	4,137
Stock-based compensation expense	—	—	—	—	—	—	13,734	—	—	13,734
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	—	—	(13,427)	—	—	(13,427)
Net income	—	—	—	—	—	—	—	174,887	—	174,887
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(139)	139	—	—
Change in ownership of consolidated entity	—	—	—	—	—	—	106	—	—	106
Dividends ($0.21 per share)	—	—	—	—	—	—	—	(100,883)	—	(100,883)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	—	—	(731)	—	(731)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	(5)
Non-controlling interest related to acquisition	—	—	—	—	—	—	1,019	—	—	1,019
Other	—	—	—	—	—	—	590	—	—	590
Balance at June 30, 2023	119,158	$1,256	—	$—	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2023	2022	2021
Operating activities
Net income	$174,887	$268,318	$304,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,793	129,107	121,062
Equity in net income of unconsolidated affiliates	(16,068)	(23,505)	(21,073)
Deferred income taxes	71,403	56,792	(83,692)
Stock-based compensation	13,734	46,229	35,425
Impairment of assets	56,718	18,829	—
(Gain) loss on FFF Put and Call Rights	—	(64,110)	27,352
Other, net	6,501	5,803	9,358
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, inventories, prepaid expenses and other assets	64,253	124,659	(68,008)
Contract assets	(41,088)	(47,219)	(51,685)
Accounts payable, accrued expenses, deferred revenue, revenue share obligations and other liabilities	(19,590)	(70,669)	134,079
Net cash provided by operating activities	444,543	444,234	407,402
Investing activities
Purchases of property and equipment	(82,302)	(87,440)	(88,876)
Acquisition of businesses and equity method investments, net of cash acquired	(187,750)	(26,000)	(84,463)
Investment in unconsolidated affiliates	(2,060)	(16,000)	—
Other	(1,510)	(10,000)	(1,229)
Net cash used in investing activities	(273,622)	(139,440)	(174,568)
Financing activities
Payments made on notes payable	(100,859)	(99,243)	(50,713)
Proceeds from credit facility	470,000	325,000	225,000
Payments on credit facility	(405,000)	(250,000)	(225,000)
Cash dividends paid	(100,233)	(96,455)	(92,898)
Payments on deferred consideration related to acquisition of business	(27,927)	(28,586)	(29,217)
Proceeds from exercise of stock options under equity incentive plan	6,078	37,766	9,356
Repurchase of Class A common stock (held as treasury stock)	—	(250,129)	—
Distributions to limited partners of Premier LP	—	—	(9,949)
Payments to limited partners of Premier LP related to tax receivable agreements	—	—	(24,218)
Other, net	(9,325)	13,858	(5,358)
Net cash used in financing activities	(167,266)	(347,789)	(202,997)
Effect of exchange rate changes on cash flows	(5)	(3)	—
Net increase (decrease) in cash and cash equivalents	3,650	(42,998)	29,837
Cash and cash equivalents at beginning of year	86,143	129,141	99,304
Cash and cash equivalents at end of period	$89,793	$86,143	$129,141
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Notes to Consolidated Financial Statements
Information presented in the Notes to Consolidated Financial Statements are as of June 30, 2023 unless otherwise specifically noted.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading technology-driven healthcare improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers and other healthcare providers and organizations to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. Additionally, the Company also provides some of the various products and services noted above to non-healthcare businesses, including through our direct sourcing activities as well as continued access to our group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (see Note 20 - Subsequent Events).
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 18 - Segments for further information related to the Company’s reportable business segments. We have no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States as well as provides supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, life sciences and payer markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable healthcare providers that are also payers (e.g., payviders) and employers to contract directly with healthcare providers as well as partners with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, the Company’s digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, consisting of normal recurring adjustments, unless otherwise disclosed.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the years ended June 30, 2023, 2022 and 2021 (in thousands):

	Year Ended June 30,
	2023	2022	2021
Supplemental schedule of cash flows information:
Interest paid	$18,712	$11,256	$11,888
Income taxes paid	4,593	3,103	44,011
Supplemental schedule of non-cash investing and financing activities:
Non-cash investment in unconsolidated affiliates	8,819	—	—
Non-cash additions to property and equipment	2,731	402	755
Accrued dividend equivalents	1,032	963	686
Increase in redeemable limited partners' capital for adjustment to fair value, with offsetting decrease in stockholders' equity	—	—	26,685
Decrease in redeemable limited partners' capital, with offsetting increase in stockholders' equity related to quarterly exchanges by member owners	—	—	(2,437)
Net increase in deferred tax assets related to departures and quarterly exchanges by member owners and other adjustments	—	—	331
Net increase in deferred tax assets related to final exchange by member owners	—	—	284,852
Reclassification of redeemable limited partners' capital to additional paid in capital	—	—	1,754,607
Decrease in additional paid-in capital related to notes payable to members, net of discounts	—	—	438,967
Net increase in additional paid-in capital related to departures and quarterly exchanges by member owners and other adjustments	—	—	37,319
Increase in additional paid-in capital related to final exchange by member owners	—	—	517,526
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including, but not limited to estimates for net administrative fees revenue, software licenses, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, reserves for net realizable value of inventory, obsolete inventory, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of call rights, values of earn-out liabilities and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Contract Assets
Supply Chain Services contract assets represent estimated member and other customer purchases on supplier contracts for which administrative fees have been earned but not collected. Historically, the Company has not recognized a provision for contract assets associated with administrative fees. Performance Services contract assets represent revenue earned for services provided which the Company is not contractually able to bill as of the end of the respective reporting period. Under ASC Topic 326, the Company includes Performance Services’ contract assets in the reserving process and assesses the risk of loss similar to the methodology of the Company’s receivables, since the contract assets are reclassified to receivables when the Company becomes entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Certain contract assets are due for periods greater than one year, and changes to economic conditions may have an impact on these receivables. The Company monitors economic conditions on a quarterly basis to determine if changes to the reserve are necessary.

Inventory
Inventory consisting of finished goods, primarily medical products, are stated at the lower of cost or net realizable values on an average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value. As of June 30, 2023 and 2022, these provisions were $10.8 million and $19.2 million, respectively.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Income and Comprehensive Income for the respective period. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets’ estimated useful lives. See Note 7 - Supplemental Balance Sheet Information.
Costs associated with internally-developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years, and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally-developed software of $77.8 million and $48.7 million during the years ended June 30, 2023 and 2022, respectively.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the asset or asset group is used and the effects of obsolescence, demand, competition and other economic factors.
Intangible Assets
Definite-lived intangible assets consist primarily of member relationships, provider networks, technology, customer relationships, trade names and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. See Note 8 - Goodwill and Intangible Assets.
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization on the measurement date. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the definite-lived intangible asset is used and the effects of obsolescence, demand and competition, as well as other economic factors.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company performs its annual goodwill impairment testing as of the first day of the last fiscal quarter of its fiscal year unless impairment indicators are present which could require an interim impairment test.
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
The Company’s most recent annual impairment testing as of April 1, 2023 consisted of a quantitative assessment and resulted in $56.7 million in impairment losses (see Note 8 - Goodwill and Intangible Assets).
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized on a straight-line basis, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company’s contract costs are included in other assets in the Consolidated Balance Sheets. The associated amortization related to sales commissions and implementation costs is included in selling, general and administrative expenses and cost of revenue, respectively, in the Consolidated Statements of Income and Comprehensive Income.
Deferred Revenue
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or member payments received prior to fulfillment of the Company’s revenue recognition criteria. Substantially all deferred revenue consists of deferred subscription fees and deferred consulting fees. Subscription fees for Company-hosted SaaS applications are deferred until the customer’s unique data records have been incorporated into the underlying software database or until customer site-specific software has been implemented and the customer has access to the software. Deferred consulting fees arise upon invoicing to customers prior to services being performed.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation plan liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion, $5.2 million and $5.3 million at June 30, 2023 and 2022, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2023 and 2022. The non-current portion of the deferred compensation plan assets, $50.3 million and $47.4 million at June 30, 2023 and 2022, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2023 and 2022. Realized and unrealized gains and (losses) of $5.4 million, $(9.4) million and $12.7 million on plan assets for the years ended June 30, 2023, 2022 and 2021, respectively, are included in other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense (income) from the change in the corresponding liability of $5.4 million, $(9.4) million and $12.7 million, respectively, is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2023, 2022 and 2021, respectively.
Leases
The Company enters into lease contracts in which the Company is the lessee, substantially all of which are related to office space leased in various buildings used for general corporate purposes. The terms of these non-cancelable operating leases typically require the Company to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent and initial direct costs, if incurred. The Company’s leases generally do not include an implicit rate; therefore, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the Company’s transition to ASC Topic 842. The related lease expense is recognized on a straight-line basis over the lease term.
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
The Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult or subjective judgments and to make estimates about the effect of matters inherently uncertain. As such, the Company may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the Company’s experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
Although the Company believes that its approach in developing estimates and reliance on certain judgments and underlying inputs is reasonable, actual results could differ which may result in increases or decreases in revenue that could be material.
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements such as licensing fees, subscription fees and professional fees for consulting services.

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
Generally, the Company pays a revenue share to members equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with the Company using a portfolio approach based on historical revenue share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.
Products Revenue
The Company’s direct sourcing business generates revenue primarily through products sold to the Company’s members, other customers or distributors. Revenue is recognized once control of products has been transferred to the customer and is recorded net of discounts and rebates offered to customers. Discounts and rebates are estimated based on contractual terms and historical trends.
Software Licenses, Other Services and Support Revenue
The Company generates software licenses, other services and support revenue through Supply Chain Services and Performance Services.
Within Supply Chain Services, in addition to net administrative fee revenue and product revenue, revenue is generated through the GPO, supply chain co-management and SaaS-based purchased services activities.
GPO.    The GPO generates revenue from members that participate in our performance groups.
Supply Chain Co-Management.    Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services.    Purchased services generate revenue through subscription fees for SaaS-based products and term licenses. Subscription fees are generally billed on a monthly basis, and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Within Performance Services, which provides technology with wrap-around service offerings, revenue is generated through the three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI consists of subscriptions to SaaS-based clinical intelligence, margin improvement and value-based care products subscriptions, licensing revenue, professional fees for consulting services and other miscellaneous revenue including PINC AI data licenses, annual subscriptions to performance improvement collaboratives, insurance services management fees and commissions from endorsed commercial insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees pursuant to the TRPN acquisition (as defined in Note 3 - Business Acquisitions). Remitra’s main source of revenue is fees from healthcare suppliers and providers.

PINC AI:
SaaS-based Products Subscriptions:    SaaS-based clinical analytics subscriptions include the right to access the Company’s proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set in order to access and transfer member data into the Company’s hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses:    Enterprise analytics licenses include term licenses that range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
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
Other Miscellaneous Revenue:
•Revenue from PINC AI data licenses which provide customers data from the PINC AI healthcare database. The revenue from the data deliverables is recognized upon delivery of the data.
•Revenue from performance improvement collaboratives that support the Company’s offerings in cost management, quality and safety, and value-based care and is recognized over the service period as the services are provided, which is generally one to three years. Performance improvement collaboratives revenue is considered one performance obligation and is generated by providing customers access to online communities whereby data is housed and available for analytics and benchmarking.
•Insurance services management fees are recognized in the period in which such services are provided. Commissions from insurance carriers for sponsored insurance programs are earned by acting as an intermediary in the placement of effective insurance policies. Under this arrangement, revenue is recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Contigo Health:
Contigo Health revenue consists of third-party administrator fees, fees from the centers of excellence program, and cost containment and wrap network fees. Third-party administrator fees consist of integrated fees for the processing of self-insured healthcare plan claims. Revenue is recognized in the period in which the services have been provided. Fees from the centers of excellence program consist of administrative fees for access to a specialized care network of proven healthcare providers. Revenue is recognized in the period in which the services have been provided. Cost containment and wrap network fees consist of fees associated with the repricing of insurance claims. Revenue is estimated and recognized in the period in which the services have been provided.
Remitra:
Revenue for Remitra primarily consists of fees from healthcare suppliers and providers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Within Supply Chain Services, in addition to net administrative fee revenue and product revenue, revenue is generated through the GPO, supply chain co-management and SaaS-based purchased services activities.
GPO.    The GPO generates revenue from members that participate in our performance groups.
Supply Chain Co-Management.    Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Purchased Services.    Purchased services generate revenue through subscription fees for SaaS-based products and term licenses. Subscription fees are generally billed on a monthly basis, and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
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
Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of services and software licenses revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and capitalized implementation services related to SaaS informatics products. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally-developed software.
Cost of products revenue consists of logistics costs for direct sourced medical products.
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative employees, indirect expenses associated with employees that primarily support revenue generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect expenses, insurance expenses, professional fees, expenses incurred to maintain the Company’s software-related products and services and other general overhead expenses.
Research and development expenses consist of employee-related compensation and benefits expenses and third-party consulting fees of technology professionals for internally-developed computer software that are incurred prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified definite-lived intangible assets resulting from acquisitions.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income and were $7.0 million, $6.5 million and $4.8 million for the years ended June 30, 2023, 2022 and 2021, respectively.
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
In determining the Company’s tax expense for financial reporting purposes, the Company establishes a reserve when there are transactions, calculations and tax filing positions for which the tax determination is uncertain and it is more likely than not that such positions would not be sustained upon examinations.
The Company adjusts its tax reserve estimates periodically based on the changes in facts and circumstances, such as ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserves and related estimated interest charges that are considered appropriate. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. Net income and other comprehensive income are reported, net of their related tax effect, to arrive at comprehensive income.
Basic and Diluted Earnings per Share (“EPS”)
Basic EPS is calculated by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potentially issuable dilutive shares of Class A common stock, unless the effect of such inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is calculated by dividing net income attributable to stockholders by the weighted average number of shares of common stock increased by the dilutive effects of potentially issuable dilutive shares of Class A common stock during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
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
(3) BUSINESS ACQUISITIONS
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, the Company, through its consolidated subsidiary Contigo Health, LLC (“Contigo Health”), acquired certain assets (the “TRPN Transferred Assets”) of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”), including contracts with more than 900,000 providers (collectively, the “Assumed Contracts”), and agreed to assume certain liabilities and obligations of TRPN with regard to the Assumed Contracts (referred to as the “TRPN acquisition”). The TRPN Transferred Assets relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians and other continuum of care providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN.
The purchase price paid by the Company to complete the TRPN acquisition consisted of cash of $177.5 million, funded with borrowings under the Company’s Credit Facility (as defined in Note 9 - Debt and Notes Payable) and cash on hand, of which $17.8 million was placed in escrow to satisfy indemnification obligations of TRPN to Contigo Health and its affiliates and other parties related thereto under the purchase agreement governing the TRPN acquisition.
The Company has accounted for the TRPN acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value assigned to intangible assets acquired was $116.6 million, consisting primarily of the provider network.
The TRPN acquisition resulted in the initial recognition of $60.9 million of goodwill attributable to the anticipated profitability of TRPN, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. Subsequent to acquisition, the Company recorded an impairment charge, which reduced goodwill attributable to TRPN to $16.5 million. The TRPN acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. TRPN has been integrated within Premier under Contigo Health and is reported as part of the Performance Services Segment.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historical consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income
	June 30,		Year Ended June 30,
	2023	2022	2023	2022	2021
FFF	$136,080	$137,162	$8,571	$16,614	$11,344
Exela	32,905	27,733	5,172	1,733	—
Qventus	16,000	16,000	—	—	—
Prestige	15,503	15,597	921	4,303	8,856
Other investments	31,338	19,053	1,404	855	873
Total investments	$231,826	$215,545	$16,068	$23,505	$21,073
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at June 30, 2023 and 2022. The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and in lieu of a distribution, the Company received an increase of $24.8 million to its liquidation preferences on the Class B common stock in FFF, bringing the Company’s total liquidation preference in FFF to $32.3 million. In the event of liquidation or dissolution of FFF, the Company will receive the liquidation preference of $32.3 million prior to any pro rata distribution of FFF’s proportional equity value between the Company and the majority shareholder of FFF. As a result of the increase to the liquidation preference and priority of the Company’s Class B common stock in FFF in the event of liquidation or dissolution of FFF, the Company will no longer account for its investment in FFF using the equity method of accounting. As of the date of the amendment, the Company will account for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at June 30, 2023. At June 30, 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at June 30, 2023. At June 30,

2023, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems.
The Company accounts for its investments in Exela and Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
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
As of June 30, 2022 and 2021, the Company held one unconsolidated investment whose assets represented greater than 10% of its total assets.
The following table shows summarized unaudited financial information for FFF, which met the 10% asset test for the year ended June 30, 2022 (in thousands):

June 30,
2022
Total current assets	$841,555
Total non-current assets	103,298
Total current liabilities	463,863
Total non-current liabilities	325,693
Non-controlling equity	76,096
The following table shows summarized unaudited results of operations information for FFF, which met the 10% asset test for the years ended June 30, 2022 and 2021 (in thousands):

	Year Ended June 30,
	2022	2021
Revenue	$2,728,855	$2,047,494
Gross profit	150,980	122,890
Income from operations	55,379	41,643
Net income	33,215	23,841
Net income attributable to non-controlling interest	16,275	11,682

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Cash equivalents	$77	$77	$—	$—
Deferred compensation plan assets	55,566	55,566	—	—
Total assets	$55,643	$55,643	$—	$—

Earn-out liabilities	$26,603	$—	$—	$26,603
Total liabilities	$26,603	$—	$—	$26,603

June 30, 2022
Cash equivalents	$75	$75	$—	$—
Deferred compensation plan assets	52,718	52,718	—	—
Total assets	$52,793	$52,793	$—	$—

Earn-out liabilities	$22,789	$—	$—	$22,789
Total liabilities	$22,789	$—	$—	$22,789
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.2 million and $5.3 million at June 30, 2023 and 2022, respectively) was included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of June 30, 2023 and 2022, the Call Right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
Earn-out liabilities
At June 30, 2023, earn-out liabilities have been established in connection with certain acquisitions, including the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020 as well as other immaterial acquisitions. The earn-out liability related to the Acurity and Nexera asset acquisition was based upon the Company’s achievement of a range of member renewals on terms to be agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. Earn-out liabilities are classified as Level 3 of the fair value hierarchy.

Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. As of June 30, 2023 and 2022, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at June 30, 2023 and 2022 was $23.1 million and $22.8 million, respectively.

	As of June 30,
Input assumptions	2023	2022
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.6%	1.6%
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the FFF Put Right and earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)(a)	(Gains)/Losses (b)	Ending Balance
Year Ended June 30, 2023
Earn-out liabilities	$22,789	$1,460	$2,354	$26,603
Total Level 3 liabilities	$22,789	$1,460	$2,354	$26,603

Year Ended June 30, 2022
Earn-out liabilities	$24,249	$—	$(1,460)	$22,789
FFF put right	64,110	(64,110)	—	—
Total Level 3 liabilities	$88,359	$(64,110)	$(1,460)	$22,789
_________________________________
(a)Purchases for the year ended June 30, 2023 includes an earn-out which has not been earned or paid as of June 30, 2023. Settlements for the year ended June 30, 2022 includes non-cash gain recognized as a result of the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
(b)Gains on level 3 liability balances will decrease the liability ending balance and losses on level 3 liability balance will increase the liability ending balance. (Gains) losses on earn-out liabilities are included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.
Non-Recurring Fair Value Measurements
During the year ended June 30, 2021, the Company recorded notes payable to former limited partners as a result of the August 2020 Restructuring. Although these notes are non-interest bearing, they include a Level 2 input associated with the implied interest rate of 1.8% and are calculated as of August 11, 2020 (see Note 9 - Debt and Notes Payable).
During the year ended June 30, 2023, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment. However, purchase price allocations required significant non-recurring Level 3 inputs. The preliminary fair values of the acquired intangible assets resulting from the TRPN acquisition were determined using the income approach (see Note 3 - Business Acquisitions).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to their carrying value at June 30, 2023 and $0.1 million less than the carrying value at June 30, 2022, based on an assumed market interest rate of 1.6%.

Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. Contract assets increased by $41.1 million during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to the acceleration of revenue recognition from licensing contracts in Performance Services and increased gross administrative fees driven by higher members’ purchases. The acceleration of revenue recognition from licensing contracts represents performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to certain cost management consulting services and performance-based engagements where revenue is recognized as work is performed. Revenue share obligations increased by $16.9 million during the year ended June 30, 2023 compared to the year ended June 30, 2022 primarily due to the underlying revenue share arrangements which include a higher average revenue fee share percentage.
Revenue recognized during the year ended June 30, 2023 that was included in the opening balance of deferred revenue at June 30, 2022 was $26.6 million, which is a result of satisfying performance obligations primarily within the Performance Services segment.
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
Net revenue of $4.1 million was recognized during the year ended June 30, 2023 from performance obligations that were satisfied or partially satisfied on or before June 30, 2022. The net revenue recognized was driven by an increase of $7.8 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period. This increase was partially offset by a reduction of $3.7 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $699.0 million. The Company expects to recognize 40% of the remaining performance obligations over the next twelve months and an additional 24% over the following twelve months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include costs associated with implementing SaaS informatics tools and sales commissions. At June 30, 2023, the Company had $24.4 million in capitalized contract costs, including $9.5 million related to implementation costs and $14.9 million related to sales commissions. The Company recognized $10.6 million of related amortization expense for the year ended June 30, 2023.
At June 30, 2022, the Company had $22.9 million in capitalized contract costs, including $10.7 million related to implementation costs and $12.2 million related to sales commissions. The Company recognized $8.9 million of related amortization expense for the year ended June 30, 2022.

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted of amounts due for services and products from hospital and healthcare members, distributors and other customers.
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2023	2022
Trade accounts receivable	$117,655	$114,214
Other	518	1,958
Total accounts receivable	118,173	116,172
Allowance for credit losses	(2,878)	(2,043)
Accounts receivable, net	$115,295	$114,129
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2023	2022
Capitalized software	2-5 years	$785,260	$705,319
Computer hardware	3-5 years	63,281	60,399
Furniture and other equipment	5 years	7,049	7,097
Leasehold improvements	Lesser of estimated useful life or term of lease	19,272	19,208
Total property and equipment		874,862	792,023
Accumulated depreciation and amortization		(662,554)	(578,644)
Property and equipment, net		$212,308	$213,379
Depreciation and amortization expense related to property and equipment was $85.7 million, $85.2 million and $76.3 million for the years ended June 30, 2023, 2022 and 2021, respectively. Unamortized capitalized software costs were $175.0 million and $177.6 million at June 30, 2023 and 2022, respectively.
During the year ended June 30, 2022, the Company incurred an impairment of long-lived assets of $12.7 million associated with capitalized software assets in the Supply Chain Services segment as the carrying value of the assets was not recoverable. The Company did not incur a material loss on disposal or impairment of long-lived assets during the years ended June 30, 2023 and 2021.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2023	2022
Contract assets, less current portion	$56,372	$54,441
Capitalized contract costs	24,414	22,894
Acurity prepaid contract administrative fee share, less current portion	9,700	29,099
Notes receivable	4,700	—
Other (a)	14,929	7,720
Total other long-term assets	$110,115	$114,154
_________________________________
(a)Includes deferred loan costs, net of $3.5 million and $0.9 million as of June 30, 2023 and 2022, respectively.

Pursuant to the Acurity and Nexera asset acquisition, the Company capitalized one-time rebates pursuant to the purchase agreement with Acurity, Inc. as prepaid contract administrative fee share.
Contract costs include capitalized sales commissions and implementation costs. See Note 6 - Contract Balances for further information.
The Company recorded amortization expense on deferred loan costs of $0.7 million, $0.6 million and $0.6 million the years ended June 30, 2023, 2022 and 2021, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2023	2022
Earn-out liability, less current portion	$23,128	$22,789
Reserve for uncertain tax positions	22,915	18,799
Other	1,159	986
Total other long-term liabilities	$47,202	$42,574
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as other immaterial acquisitions. See Note 5 - Fair Value Measurements for further information.
(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2022	$388,502	$611,411	$999,913
Acquisition of businesses and assets	—	69,160	69,160
Impairment	(2,296)	(54,422)	(56,718)
June 30, 2023	$386,206	$626,149	$1,012,355
Goodwill increased primarily due to the TRPN acquisition (see Note 3 - Business Acquisitions). At June 30, 2023, accumulated impairment losses to goodwill were $56.7 million.
Fiscal 2023 Annual Goodwill Impairment
The annual goodwill impairment testing (“annual test”) was performed as of April 1, 2023. Based on a quantitative analysis performed, the Company believed there were indicators that the carrying value of certain reporting units more likely than not exceeded their fair value at June 30, 2023. During the annual test, the fair values of the reporting units were computed using a discounted cash flow analysis and market-based approach. The discounted cash flow model uses seven- to thirteen- year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free working capital of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, for the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million and $2.3 million related to the Contigo Health and Direct Sourcing reporting units, respectively, for the year ended June 30, 2023, recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30, 2023			June 30, 2022
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(136,751)	$249,349	$386,100	$(110,593)	$275,507
Provider Network	15.0 years	106,500	(5,029)	101,471	—	—	—
Technology	7.1 years	99,317	(67,581)	31,736	98,017	(61,287)	36,730
Customer relationships	9.4 years	57,930	(31,846)	26,084	47,830	(27,339)	20,491
Trade names	6.7 years	18,920	(11,983)	6,937	17,210	(9,951)	7,259
Non-compete agreements	5.2 years	17,715	(9,738)	7,977	17,315	(6,781)	10,534
Other (a)	9.3 years	9,232	(2,756)	6,476	7,682	(1,631)	6,051
Total		$695,714	$(265,684)	$430,030	$574,154	$(217,582)	$356,572
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2023	2022
Supply Chain Services	$269,710	$301,611
Performance Services (a)	160,320	54,961
Total intangible assets, net	$430,030	$356,572
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
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable. During the year ended June 30, 2022, the carrying value of $4.4 million in customer relationships and $1.7 million in trade names in the Performance Services segment were not recoverable and the Company recorded an impairment on assets of $6.1 million in the accompanying Consolidated Statements of Income and Comprehensive Income. During the years ended June 30, 2023 and 2021, no impairment of assets was recorded in the accompanying Consolidated Statements of Income and Comprehensive Income.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2024	$49,761
2025	48,136
2026	46,892
2027	44,240
2028	39,197
Thereafter	200,804
Total amortization expense	$429,030

(9) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	June 30,
	2023	2022
Credit Facility	$215,000	$150,000
Notes payable to members, net of discount	201,188	298,994
Other notes payable	2,280	5,333
Total debt and notes payable	418,468	454,327
Less: current portion	(316,211)	(250,859)
Total long-term debt and notes payable	$102,257	$203,468
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI (“Co-Borrowers”), and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into a senior unsecured Amended and Restated Credit Agreement, dated as of December 12, 2022 (the “Credit Facility”). The Credit Facility has a maturity date of December 12, 2027, subject to up to two one-year extensions at the request of the Co-Borrowers and approval of a majority of the lenders under the Credit Facility. The Credit Facility provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility contains an unconditional and irrevocable guaranty of all obligations of Co-Borrowers under the Credit Facility by the current and future guarantors. Premier is not a guarantor under the Credit Facility.
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
At the Company’s option, committed loans under the Credit Facility may be in the form of secured overnight financing rate loans (“SOFR Loans”) or base rate loans. SOFR Loans bear interest at Term SOFR plus an adjustment of 0.100% (“Adjusted Term SOFR”) plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base rate loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.500%, the one-month Adjusted Term SOFR plus 1.000% and 0.000%), plus the Applicable Rate. The Applicable Rate ranges from 1.250% to 1.750% for SOFR Loans and 0.250% to 0.750% for base rate loans. At June 30, 2023, the interest rates for SOFR Loans and base rate loans were 6.491% and 8.500%, respectively. Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.225% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.470%. At June 30, 2023, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at June 30, 2023. The Credit Facility also contains customary events of default, including cross-defaults of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to any then-existing stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. For the year ended June 30, 2023, the Company borrowed $285.0 million and repaid $135.0 million of borrowings under the Prior Loan Agreement. For the year ended June 30, 2023 the Company borrowed $185.0 million and repaid $270.0 million of outstanding borrowings under the Credit Facility, The Company had $215.0 million in outstanding borrowings under the Credit Facility at June 30, 2023 with $785.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.

During the years ended June 30, 2023 and 2022, interest expense on borrowings under the Credit Facility was $12.7 million and $2.8 million, respectively. All outstanding borrowings under the Credit Facility as of June 30, 2023 were repaid in July and August 2023.
Notes Payable
Notes Payable to Former Limited Partners
At June 30, 2023, the Company had $201.2 million of notes payable to former limited partners, net of discounts on notes payable of $4.2 million, of which $99.7 million was recorded to current portion of notes payable to former limited partners in the accompanying Consolidated Balance Sheets. At June 30, 2022, the Company had $299.0 million of notes payable to former limited partners, net of discounts on notes payable of $9.1 million, of which $97.8 million was recorded to current portion of notes payable to former limited partners in the accompanying Consolidated Balance Sheets. The notes payable to former limited partners were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former limited partners are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%. During the year ended June 30, 2023, the Company paid $102.7 million to members including imputed interest of $4.9 million. During the year ended June 30, 2022, the Company paid $102.7 million to members including imputed interest of $6.7 million.
Other
At June 30, 2023 and 2022, the Company had $2.3 million and $5.3 million in other notes payable, respectively, of which $1.5 million and $3.1 million, respectively, were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
Future minimum principal payments on the notes as of June 30, 2023 are as follows (in thousands):

2024	$104,231
2025	103,419
2026	—
2027	—
2028	—
Total principal payments	$207,650
(10) REDEEMABLE LIMITED PARTNERS' CAPITAL
The fair value of redeemable limited partners’ capital was reclassified from temporary equity in the mezzanine section of the Consolidated Balance Sheets to additional paid in capital as a component of permanent equity at July 31, 2020. As a result, there were no adjustments to the fair value of redeemable limited partners’ capital for the years ended June 30, 2023 and 2022.
For the year ended June 30, 2021, the Company recorded adjustments of $(26.7) million to the fair value of redeemable limited partners’ capital as an adjustment of redeemable limited partners’ capital to redemption amount in the accompanying Consolidated Statements of Income and Comprehensive Income. Subsequent to July 31, 2020, there were no adjustments to the fair value of redeemable limited partners’ capital recorded in the accompanying Consolidated Statements of Income and Comprehensive Income.

The table below provides a summary of the changes in the redeemable limited partners’ capital for the year ended June 30, 2021 (in thousands). There were no changes in redeemable limited partners’ capital for the years ended June 30, 2023 and 2022.

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
(11) STOCKHOLDERS' EQUITY
As of June 30, 2023, there were 119,158,483 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
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
The Company paid quarterly cash dividends of $0.21 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2022, December 15, 2022, March 15, 2023 and June 15, 2023. On August 10, 2023, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2023 to stockholders of record on September 1, 2023.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders (a)	$175,026	$265,867	$260,837

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	118,767	120,220	116,527
Effect of dilutive securities: (c)
Stock options	81	206	301
Restricted stock	524	510	376
Performance share awards	517	732	328
Diluted weighted average shares and assumed conversions	119,889	121,668	117,532

Earnings per share attributable to stockholders:
Basic	$1.47	$2.21	$2.24
Diluted	$1.46	$2.19	$2.22
_________________________________
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Net income from continuing operations	$174,887	$268,318	$304,584
Net income from continuing operations attributable to non-controlling interest	139	(2,451)	(17,062)
Adjustment of redeemable limited partners’ capital to redemption amount	—	—	(26,685)
Net income from continuing operations attributable to stockholders	$175,026	$265,867	$260,837
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Class A common stock for the years ended June 30, 2023, 2022 and 2021.
(c)For the year ended June 30, 2023, the effect of 0.4 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect and the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2022, the effect of 0.6 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
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
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. For the years ended June 30, 2023, 2022 and 2021, the associated deferred tax benefit was calculated at rates of 25%, 25% and 26%, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 15 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Pre-tax stock-based compensation expense	$13,734	$46,229	$35,425
Deferred tax benefit (a)	3,174	8,787	6,167
Total stock-based compensation expense, net of tax	$10,560	$37,442	$29,258
_________________________________
(a)For the years ended June 30, 2023, 2022 and 2021, the deferred tax benefit was reduced by $0.3 million, $3.0 million and $3.0 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. As of June 30, 2023, there were approximately 3.6 million shares available for grant under the 2013 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2023:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2022	1,201,130	$35.59	1,578,795	$33.66	896,354	$30.38
Granted	991,758	31.20	823,009	35.34	—	—
Vested/exercised	(257,571)	36.37	(826,743)	36.35	(428,126)	27.34
Forfeited	(87,527)	35.79	(104,237)	33.44	(2,906)	35.65
Outstanding at June 30, 2023	1,847,790	$33.11	1,470,824	$33.08	465,322	$33.15

Stock options outstanding and exercisable at June 30, 2023					465,322	$33.15
Prior to June 1, 2023, restricted stock units and restricted stock awards issued and outstanding generally vest over a three-year period for employees and a one-year period for directors. Beginning June 1, 2023, restricted stock units and restricted stock awards issued and outstanding for employees generally vest ratably over the service period. Performance share awards issued and outstanding generally vest over a three-year period if performance targets are met. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire either twelve months after an employee’s termination with the Company or 90 days after an employee’s termination with the Company, depending on the termination circumstances. Stock options generally vest in equal annual installments over three years.
Unrecognized stock-based compensation expense at June 30, 2023 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$34,517	2.3 years
Performance share awards	15,446	1.8 years
Total unrecognized stock-based compensation expense	$49,963	2.1 years
At June 30, 2023, there was no unrecognized stock-based compensation expense for outstanding stock options. The stock options exercised during the year ended June 30, 2023 had an aggregate intrinsic value of $1.3 million, and the stock options outstanding and exercisable at June 30, 2023 had zero aggregate intrinsic value.

(14) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the total contributions, not to exceed certain limits. The Company’s 401(k) expense related to such matching of employee contributions was $12.8 million, $12.1 million and $11.2 million for the years ended June 30, 2023, 2022 and 2021, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(15) INCOME TAXES
At the consummation of the Subsidiary Reorganization on December 1, 2021, the Company recorded a one-time deferred tax benefit of $33.5 million, primarily driven by deferred tax remeasurement due to tax rate changes and a valuation allowance release.
Significant components of consolidated income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current:
Federal	$692	$864	$22,356
State	3,016	926	7,393
Total current tax expense	3,708	1,790	29,749
Deferred:
Federal	54,146	49,335	22,165
State	17,257	7,457	(105,857)
Total deferred tax expense (benefit)	71,403	56,792	(83,692)
Total income tax expense (benefit)	$75,111	$58,582	$(53,943)
The reconciliation between the Company’s income tax expense (benefit) and taxes computed at the federal statutory tax rate of 21.0% for fiscal years ended June 30, 2023, 2022 and 2021, is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Tax at federal statutory rate	$51,658	$68,649	$52,635
Partnership income not subject to tax	47	(701)	(4,375)
State taxes (net of federal benefit)	11,212	14,138	9,880
Remeasurement adjustments and other permanent items	4,628	8,118	7,124
Change in valuation allowance	52	(31,361)	(25,328)
Deferred tax remeasurement	7,720	(242)	(113,213)
Uncertain tax position	1,092	842	1,293
Change in tax status	—	—	19,514
Other	(1,298)	(861)	(1,473)
Total income tax expense (benefit)	$75,111	$58,582	$(53,943)
Effective tax rate	30.0%	17.9%	(21.5)%
The fiscal year 2023 effective tax rate of 30.0% differs from the statutory income tax rate of 21.0% largely driven by deferred tax remeasurement due to state tax rate changes.
The fiscal year 2022 effective tax rate of 17.9% differs from the statutory income tax rate of 21.0% primarily driven by the aforementioned one-time deferred tax remeasurement and valuation allowance release as a result of the Subsidiary Reorganization.

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
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2023 and 2022 are presented below (in thousands):

	June 30,
	2023	2022
Deferred tax asset
Purchased intangible assets and depreciation	$558,622	$631,415
Stock compensation	9,818	15,125
Accrued expenses	51,158	49,161
Net operating losses and credits	38,271	50,742
Other	12,681	5,787
Total deferred tax assets	670,550	752,230
Valuation allowance for deferred tax assets	(4,604)	(4,552)
Net deferred tax assets	665,946	747,678
Deferred tax liability
Other liabilities	(12,317)	(22,646)
Net deferred tax asset	$653,629	$725,032

As of June 30, 2023 and 2022, the Company had net deferred tax assets of $653.6 million and $725.0 million, respectively. The decrease is largely attributable to the tax deductible goodwill intangible.
At June 30, 2023, the Company had federal and state net operating loss carryforwards of $100.2 million and $125.5 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets are $21.1 million and $6.3 million, respectively. The federal and state net operating loss carryforwards generated prior to fiscal year 2019 expire between the years ended June 30, 2024 through June 30, 2038 while the net operating losses generated in fiscal year 2019 and beyond can be carried forward indefinitely, until utilized. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2023, the Company had federal research and development credit carryforwards of $12.4 million. The federal credit carryforwards expire at various times between the years ended June 30, 2024 through June 30, 2040, until utilized. As a result of the Subsidiary Reorganization, the Company believes it is more likely than not that the federal and state credit carryforwards will be realized in the near future, so the previously recorded valuation allowance was released during the year ended June 30, 2022.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $4.6 million against its deferred tax assets at June 30, 2023. The valuation allowance remained flat compared to the $4.6 million valuation allowance recorded as of June 30, 2022.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. A reconciliation of the beginning and ending gross amounts of the Company’s uncertain tax position reserves for the years ended June 30, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Beginning of year balance	$17,124	$16,704	$15,596
Increases in prior period tax positions	189	120	111
Decreases in prior period tax positions	(752)	(63)	—
Reductions on settlements and lapse in statute of limitations	(16)	(21)	(27)
Increases in current period tax positions	367	384	1,024
End of year balance	$16,912	$17,124	$16,704
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision would be impacted by $16.3 million, $15.6 million and $14.8 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2023, 2022 and 2021, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $5.5 million and $4.4 million at June 30, 2023 and 2022, respectively.
Federal tax returns for tax years June 30, 2019 through 2022 remain open as of June 30, 2023. The Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.
(16) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income and Comprehensive Income was $8.6 million, $16.6 million and $11.3 million for the years ended June 30, 2023, 2022 and 2021, respectively. As of March 3, 2023, the Company no longer recognizes equity earnings from FFF (see Note 4 - Investments). The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $5.7 million, $6.3 million and $6.0 million during the years ended June 30, 2023, 2022 and 2021, respectively.
(17) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $10.0 million, $10.1 million and $10.8 million for the years ended June 30, 2023, 2022 and 2021, respectively. As of June 30, 2023, the weighted average remaining lease term was 2.9 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2024	$12,381
2025	12,389
2026	9,005
2027	1,324
2028	—
Total future minimum lease payments	35,099
Less: imputed interest	1,947
Total operating lease liabilities (a)	$33,152
_________________________________
(a)As of June 30, 2023, total operating lease liabilities included $11.3 million within other current liabilities in the Consolidated Balance Sheets.
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
The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Year Ended June 30,
	2023	2022	2021
Net revenue:
Supply Chain Services
Net administrative fees	$611,035	$601,128	$572,700
Software licenses, other services and support	44,261	37,312	26,812
Services and software licenses	655,296	638,440	599,512
Products	244,659	393,506	744,122
Total Supply Chain Services (a)(b)	899,955	1,031,946	1,343,634
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	187,618	193,586	198,512
Consulting services	80,292	64,087	58,851
Software licenses	72,376	65,621	56,157
Other	95,891	77,689	63,998
Total Performance Services (a)	436,177	400,983	377,518
Total segment net revenue	1,336,132	1,432,929	1,721,152
Eliminations (a)	(37)	(28)	—
Net revenue	$1,336,095	$1,432,901	$1,721,152
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Consolidated net revenue for the fiscal year ended June 30, 2021 included revenue generated from our largest customer, a non-healthcare customer, which accounted for approximately 15% of our consolidated net revenue. The significant increase in revenue generated from our largest customer in the fiscal year ended June 30, 2021 was due to the increase in products revenue primarily as of result of the COVID-19 pandemic.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (a):	2023	2022	2021
Supply Chain Services	$54,425	$55,424	$37,073
Performance Services	71,006	64,674	75,391
Corporate	8,362	9,009	8,598
Total depreciation and amortization expense	$133,793	$129,107	$121,062

Capital expenditures:
Supply Chain Services	$26,545	$29,677	$10,408
Performance Services	51,532	51,298	72,068
Corporate	4,225	6,465	6,400
Total capital expenditures	$82,302	$87,440	$88,876

	Year Ended June 30,
Total assets:	2023	2022
Supply Chain Services	$1,317,076	$1,406,108
Performance Services	1,209,353	1,054,687
Corporate	845,062	896,336
Total assets	3,371,491	3,357,131
Eliminations (b)	(4)	(4)
Total assets, net	$3,371,487	$3,357,127
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

A reconciliation of income before income taxes to the unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Income before income taxes	$249,998	$326,900	$250,641
Equity in net income of unconsolidated affiliates (a)	(16,068)	(23,505)	(21,073)
Interest expense, net	14,470	11,142	11,964
(Gain) loss on FFF put and call rights (b)	—	(64,110)	27,352
Other (income) expense, net	(6,307)	9,646	(11,967)
Operating income	242,093	260,073	256,917
Depreciation and amortization	85,691	85,171	76,309
Amortization of purchased intangible assets	48,102	43,936	44,753
Stock-based compensation (c)	14,355	46,809	35,915
Acquisition- and disposition-related expenses	17,151	11,453	18,095
Strategic initiative and financial restructuring-related expenses	13,831	18,005	6,990
Equity in net income of unconsolidated affiliates (a)	16,068	23,505	21,073
Deferred compensation plan expense (income) (d)	5,422	(9,401)	12,745
Impairment of assets	56,718	18,829	—
Other reconciling items, net	352	302	433
Adjusted EBITDA	$499,783	$498,682	$473,230

Segment Adjusted EBITDA:
Supply Chain Services (e)	$499,431	$500,854	$467,868
Performance Services (e)	123,859	126,938	132,225
Corporate	(123,507)	(129,110)	(126,863)
Adjusted EBITDA	$499,783	$498,682	$473,230
_________________________________
(a)Refer to Note 4 - Investments for further information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.6 million, $0.6 million and $0.5 million for the years ended June 30, 2023, 2022 and 2021, respectively.
(d)Represents changes in deferred compensation plan liabilities resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(e)Includes intersegment revenue which is eliminated in consolidation.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2023 and 2022 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2023
Net revenue	$313,873	$359,626	$322,232	$340,364
Gross profit	201,985	242,741	219,070	232,493
Net income	42,959	64,374	48,649	18,905
Net (income) loss attributable to non-controlling interest	(243)	(328)	(1,848)	2,558
Net income attributable to stockholders	42,716	64,046	46,801	21,463

Weighted average shares outstanding:
Basic	118,351	118,787	118,872	119,064
Diluted	120,033	119,652	119,816	120,061
Earnings per share attributable to stockholders:
Basic	$0.36	$0.54	$0.39	$0.18
Diluted	$0.36	$0.54	$0.39	$0.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2022
Net revenue	$365,147	$379,215	$347,833	$340,706
Gross profit	211,976	236,500	212,477	224,086
Net income	121,306	77,232	39,069	30,711
Net loss (income) attributable to non-controlling interest	698	(1,687)	(654)	(808)
Net income attributable to stockholders	122,004	75,545	38,415	29,903

Weighted average shares outstanding:
Basic	122,945	121,181	118,697	118,001
Diluted	124,573	122,473	119,813	119,760
Earnings per share attributable to stockholders:
Basic	$0.99	$0.62	$0.32	$0.25
Diluted	$0.97	$0.62	$0.32	$0.25

(20) SUBSEQUENT EVENTS
On July 25, 2023, the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings LLC, to OMNIA for a purchase price estimated to be approximately $800.0 million, subject to certain adjustments, including a true-up adjustment to the purchase price to be paid within approximately eight months following such closing date. The Company subsequently received $689.2 million in cash consideration which includes $151.0 million in escrow subject to release upon certain members agreeing to consents.
Non-Healthcare Holdings LLC held contracts pursuant to which the Company’s non-healthcare members participate in its group purchasing organizations. Pursuant to the terms of the equity purchase agreement, OMNIA purchased non-healthcare member agreements and the associated revenues from these agreements. For a period of at least 10 years following the closing of the transaction, the non-healthcare GPO members will continue to be able to make purchases through Premier’s group purchasing contracts. Both the Company and OMNIA will have aligned growth incentives and have the opportunity to economically benefit from non-healthcare GPO members’ continued purchasing through Premier’s contract portfolio. While the accounting for the transaction will be finalized in the first quarter of fiscal 2024, the Company anticipates recording the transaction as a sale of future revenues and the proceeds as debt on the Consolidated Balance Sheets. As the non-healthcare GPO members will continue to be able to make purchases and generate cash flows through the Company’s group purchasing contracts, the Company will continue to record revenue from these purchases with net proceeds provided to OMNIA being accounted for as a reduction to the debt.

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our internal control over financial reporting was effective.
Management’s annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the effectiveness of disclosure controls and procedures of the business combination related to certain acquired assets of TRPN, which were acquired during the year ended June 30, 2023 and is included in our consolidated financial statements as of June 30, 2023 and for the period from the acquisition date through June 30, 2023. This acquisition accounted for 3.9% of total assets and less than 1% of total net revenue of our consolidated financial statements as of and for the year ended June 30, 2023, respectively.
The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We expect to file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Delinquent Section 16(a) Reports” and “Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
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
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive Compensation” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
We have granted equity awards to employees and directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, which initially was approved by our stockholders prior to our IPO and was subsequently amended and restated and approved by our stockholders in December 2018. The following table sets forth certain information as of June 30, 2023 concerning the shares of Class A common stock authorized for issuance under this equity incentive plan. No shares of Class B common stock are authorized for issuance under this plan, and we have no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by security holders:
Amended and Restated Premier, Inc. 2013 Equity Incentive Plan	3,783,936	$33.15	3,595,245
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	3,783,936	$33.15	3,595,245
_________________________________
(a)Assumes restricted stock unit (RSU), performance share (PSA) and stock option awards are paid at target. Actual shares awarded may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 13 - Stock-Based Compensation to our Consolidated Financial Statements.
(b)This calculation only reflects outstanding stock option awards.
(c)As of June 30, 2023, reflects shares reserved for future grants of stock options, RSUs, RSAs, PSAs and/or other equity awards. Any shares withheld to satisfy tax withholding obligations or tendered to pay the exercise price of an option shall again be available for grant under the terms of the plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2023
Allowance for credit losses	$2,798	1,775	810	$3,763
Deferred tax assets valuation allowance	4,552	52	—	4,604

Year ended June 30, 2022
Allowance for credit losses	$2,284	2,153	1,639	$2,798
Deferred tax assets valuation allowance	35,913	(31,361)	—	4,552

Year ended June 30, 2021
Allowance for credit losses	$731	1,883	330	$2,284
Deferred tax assets valuation allowance	61,241	(25,328)	—	35,913
All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(3) Exhibits
The exhibits listed in the accompanying Exhibit Index at the end of this Item 15 are filed as a part of this report.
(b) Exhibits
See Exhibit Index at the end of this Item 15.
(c) Separate Financial Statements and Schedule
None.

Exhibit Index

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of September 6, 2022, among Contigo Health, LLC, TRPN Direct Pay, Inc. and Devon Health, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed September 7, 2022)

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on August 26, 2013)
3.2	Amended and Restated Bylaws of Premier, Inc., effective as of August 10, 2023*
4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)
4.1.1	Description of Securities (Incorporated by reference to Exhibit 4.1.1 of our Annual Report on Form 10-K filed on August 25, 2020)
10.1	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 7, 2018)+
10.2
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.3	Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*
10.4	Form of Special Retention Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan*
10.5
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.5.1
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

10.11
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

10.13
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on August 23, 2017)+

10.14	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 23, 2020)+
10.15
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 11, 2016)+

Exhibit No.	Description
10.16
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.17
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective August 4, 2020) (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.18
Premier Healthcare Solutions, Inc. Amended and Restated Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.19
Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC, BofA Securities, Inc. JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and Truist Securities, Inc. as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 16, 2022)

10.20	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 7, 2021)
10.21
Equity Purchase Agreement, dated June 14, 2023, by and among OMNIA Partners, LLC, Non-Healthcare Holdings LLC, Premier Supply Chain Improvement, Inc. Premier Healthcare Alliance, L.P., Acurity, LLC, Innovatix, LLC, Essensa Ventures, LLC, Premier Healthcare Solutions, Inc., and Premier, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 15, 2023)

21	Subsidiaries of the Company*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24	Power of Attorney (included on the signature page hereof)*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	The cover page from the Premier, Inc. Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL (included in the Exhibit 101).*
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	August 22, 2023

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

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)	August 22, 2023
Michael J. Alkire

/s/ CRAIG S. MCKASSON	Chief Administrative and Financial Officer and Senior Vice President (principal financial and accounting officer)	August 22, 2023
Craig S. McKasson

/s/ JOHN T. BIGALKE	Director	August 22, 2023
John T. Bigalke

/s/ HELEN M. BOUDREAU	Director	August 22, 2023
Helen M. Boudreau

/s/ JODY R. DAVIDS	Director	August 22, 2023
Jody R. Davids

/s/ PETER S. FINE	Director	August 22, 2023
Peter S. Fine

/s/ MARC D. MILLER	Director	August 22, 2023
Marc D. Miller

/s/ MARVIN R. O’QUINN	Director	August 22, 2023
Marvin R. O'Quinn

/s/ TERRY D. SHAW	Director	August 22, 2023
Terry D. Shaw

/s/ RICHARD J. STATUTO	Director	August 22, 2023
Richard J. Statuto

/s/ ELLEN C. WOLF	Director	August 22, 2023
Ellen C. Wolf