Form 10-Q
period 2023-09-30
Premier, Inc.
filed 2023-11-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of November 2, 2023, there were 119,672,451 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•the portion of our revenues that we receive from our largest members and other customers;
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
•the number of shares of Class A common stock eligible for sale after the issuance of Class A common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as updated by our Quarterly Reports on Form 10-Q (including this Quarterly Report) filed with the SEC.
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
Certain Definitions
For periods on or after August 11, 2020, references to “members” are references to health systems and other customers that utilize any of our programs or services, some of which were formerly member owners who participated in our GPO programs and were also limited partners of Premier Healthcare Alliance L.P. (“Premier LP”).
References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure through an exchange under which member owners who were limited partners of

Premier LP converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into our Class A common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2023	June 30, 2023
Assets
Cash and cash equivalents	$453,261	$89,793
Accounts receivable (net of $1,970 and $2,878 allowance for credit losses, respectively)	102,122	115,295
Contract assets (net of $1,079 and $885 allowance for credit losses, respectively)	311,557	299,219
Inventory	69,868	76,932
Prepaid expenses and other current assets	65,566	60,387
Total current assets	1,002,374	641,626
Property and equipment (net of $682,882 and $662,554 accumulated depreciation, respectively)	210,519	212,308
Intangible assets (net of $278,372 and $265,684 accumulated amortization, respectively)	417,342	430,030
Goodwill	1,012,355	1,012,355
Deferred income tax assets	797,064	653,629
Deferred compensation plan assets	44,029	50,346
Investments in unconsolidated affiliates	230,080	231,826
Operating lease right-of-use assets	26,871	29,252
Other assets	108,938	110,115
Total assets	$3,849,572	$3,371,487

Liabilities and stockholders' equity
Accounts payable	$48,545	$54,375
Accrued expenses	46,193	47,113
Revenue share obligations	265,832	262,288
Accrued compensation and benefits	45,807	60,591
Deferred revenue	20,730	24,311
Current portion of notes payable to former limited partners	100,130	99,665
Line of credit and current portion of long-term debt	1,199	216,546
Current portion of liability related to the sale of future revenues	32,827	—
Other current liabilities	209,263	50,574
Total current liabilities	770,526	815,463
Long-term debt, less current portion	—	734
Liability related to the sale of future revenues, less current portion	541,834	—
Notes payable to former limited partners, less current portion	76,317	101,523
Deferred compensation plan obligations	44,029	50,346
Operating lease liabilities, less current portion	18,916	21,864
Other liabilities	45,245	47,202
Total liabilities	1,496,867	1,037,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 126,101,826 shares issued and 119,672,451 shares outstanding at September 30, 2023 and 125,587,858 shares issued and 119,158,483 shares outstanding at June 30, 2023	1,261	1,256
Treasury stock, at cost; 6,429,375 shares at both September 30, 2023 and June 30, 2023	(250,129)	(250,129)
Additional paid-in capital	2,177,324	2,178,134
Retained earnings	424,260	405,102
Accumulated other comprehensive loss	(11)	(8)
Total stockholders' equity	2,352,705	2,334,355
Total liabilities and stockholders' equity	$3,849,572	$3,371,487
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Net revenue:
Net administrative fees	$149,027	$150,006
Software licenses, other services and support	119,140	105,006
Services and software licenses	268,167	255,012
Products	50,585	58,861
Net revenue	318,752	313,873
Cost of revenue:
Services and software licenses	64,132	54,014
Products	44,038	57,874
Cost of revenue	108,170	111,888
Gross profit	210,582	201,985
Operating expenses:
Selling, general and administrative	138,060	132,050
Research and development	863	975
Amortization of purchased intangible assets	12,688	10,452
Operating expenses	151,611	143,477
Operating income	58,971	58,508
Equity in net (loss) income of unconsolidated affiliates	(1,726)	8,243
Interest income (expense), net	195	(2,859)
Other expense, net	(1,092)	(2,164)
Other (expense) income, net	(2,623)	3,220
Income before income taxes	56,348	61,728
Income tax expense	13,938	18,769
Net income	42,410	42,959
Net loss (income) attributable to non-controlling interest	2,351	(243)
Net income attributable to stockholders	$44,761	$42,716

Comprehensive income:
Net income	$42,410	$42,959
Comprehensive loss (income) attributable to non-controlling interest	2,351	(243)
Foreign currency translation loss	(3)	(10)
Comprehensive income attributable to stockholders	$44,758	$42,706

Weighted average shares outstanding:
Basic	119,344	118,351
Diluted	120,133	120,033

Earnings per share attributable to stockholders:
Basic	$0.38	$0.36
Diluted	$0.37	$0.36
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net income attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	$1,261	6,429	$(250,129)	$2,177,324	$424,260	$(11)	$2,352,705

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	42,959	—	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	(243)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,097)	—	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2022	118,746	$1,252	6,429	$(250,129)	$2,161,000	$349,309	$(13)	$2,261,419
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2023	2022
Operating activities
Net income	$42,410	$42,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,016	33,891
Equity in net loss (income) of unconsolidated affiliates	1,726	(8,243)
Deferred income taxes	(143,435)	2,156
Stock-based compensation	6,692	7,136
Other, net	3,459	10,035
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	13,173	8,903
Contract assets	(16,838)	(11,856)
Inventory	7,064	(4,229)
Prepaid expenses and other assets	9,216	17,821
Accounts payable	(3,099)	15,172
Revenue share obligations	3,544	2,435
Accrued expenses, deferred revenue and other liabilities	124,948	(41,429)
Net cash provided by operating activities	81,876	74,751
Investing activities
Purchases of property and equipment	(21,270)	(18,930)
Other	—	(1,300)
Net cash used in investing activities	(21,270)	(20,230)
Financing activities
Payments on notes payable	(25,823)	(26,387)
Proceeds from credit facility	—	100,000
Payments on credit facility	(215,000)	—
Proceeds from sale of future revenues	578,983	—
Payments on liability related to the sale of future revenues	(4,322)	—
Cash dividends paid	(25,827)	(25,218)
Other, net	(5,146)	(12,419)
Net cash provided by financing activities	302,865	35,976
Effect of exchange rate changes on cash flows	(3)	(10)
Net increase in cash and cash equivalents	363,468	90,487
Cash and cash equivalents at beginning of period	89,793	86,143
Cash and cash equivalents at end of period	$453,261	$176,630
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading technology-driven healthcare improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. Additionally, the Company also provides some of the various products and services noted above to non-healthcare businesses, including through its direct sourcing activities as well as continued access to its group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (see Note 9 - Liability Related to the Sale of Future Revenues).
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States and provides supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer and life sciences markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable healthcare providers that are also payers (e.g., payviders) and employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, the Company’s digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2023 Annual Report.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Accrued dividend equivalents	$472	$156
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2023 Annual Report, except as described below.
Liability Related to the Sale of Future Revenues
The Company accounts for the sale of future revenues as a liability, with both current and non-current portions. In order to determine the timing of the reduction in debt associated with the sale of future revenues, the Company estimates the total future revenues expected to be remitted to the purchaser. The Company recognizes interest expense based on an estimated effective annual interest rate. The Company determines the effective interest rate based on recognized and expected future revenue and maintains a consistent interest rate throughout the life of the agreement. This estimate contains significant assumptions that impact both the amount of debt and the interest expense recorded over the life of the agreement. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the debt, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The TRPN acquisition resulted in the initial recognition of $60.9 million of goodwill attributable to the anticipated profitability of TRPN, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The TRPN acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. TRPN has been integrated within Premier under Contigo Health and is reported as part of the Performance Services Segment. In fiscal year 2023, the Company recorded a pre-tax goodwill impairment charge of $54.4 million related to the Contigo Health reporting unit including goodwill recognized as a result of the TRPN acquisition.
Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historical consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income
			Three Months Ended
	Carrying Value		September 30,
	September 30, 2023	June 30, 2023	2023	2022
FFF	$136,080	$136,080	$—	$7,187
Exela	31,487	32,905	(1,419)	138
Qventus	16,000	16,000	—	—
Prestige	15,623	15,503	119	180
Other investments	30,890	31,338	(426)	738
Total investments	$230,080	$231,826	$(1,726)	$8,243
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at September 30, 2023 and June 30, 2023. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounts for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the 2023 Annual Report for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at September 30, 2023. At September 30, 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at September 30, 2023. At September 30, 2023, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
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

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Cash equivalents	$232,342	$232,342	$—	$—
Deferred compensation plan assets	49,911	49,911	—	—
Total assets	282,253	282,253	—	—

Earn-out liabilities	29,861	—	—	29,861
Total liabilities	$29,861	$—	$—	$29,861

June 30, 2023
Cash equivalents	$77	$77	$—	$—
Deferred compensation plan assets	55,566	55,566	—	—
Total assets	55,643	55,643	—	—

Earn-out liabilities	26,603	—	—	26,603
Total liabilities	$26,603	$—	$—	$26,603
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($5.9 million and $5.2 million at September 30, 2023 and June 30, 2023, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
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
Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.4% at September 30, 2023 and 1.6% at June 30, 2023. As of September 30, 2023 and June 30, 2023, the undiscounted range of outcomes is between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at September 30, 2023 and June 30, 2023 was $23.5 million and $23.1 million, respectively.

Input assumptions	As of September 30, 2023	As of June 30, 2023
Probability of transferred member renewal percentage < 50%	5.0%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	10.0%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	25.0%	25.0%
Probability of transferred member renewal percentage > 80%	60.0%	60.0%
Credit spread	1.4%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements)	(Gain)/Loss (a)	Ending Balance
Three Months Ended September 30, 2023
Earn-out liabilities	$26,603	$—	$3,258	$29,861
Total Level 3 liabilities	$26,603	$—	$3,258	$29,861

Three Months Ended September 30, 2022
Earn-out liabilities	$22,789	$—	$(428)	$22,361
Total Level 3 liabilities	$22,789	$—	$(428)	$22,361
_________________________________
(a)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the three months ended September 30, 2020. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of September 30, 2023 and June 30, 2023, the notes payable to former limited partners were recorded net of discounts of $3.3 million and $4.2 million, respectively.
During the three months ended September 30, 2023, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value at both September 30, 2023 and June 30, 2023 based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2023 that was included in the opening balance of deferred revenue at June 30, 2023 was $13.8 million, which is a result of satisfying certain performance obligations.
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
Refer to the Company’s significant accounting policies in the 2023 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $5.3 million was recognized during the three months ended September 30, 2023 from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $3.8 million associated with revised forecasts from underlying contracts that include variable consideration components and additional fluctuations due to input method contracts which occur in the normal course of business and an increase of $1.5 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue of $3.0 million was recognized during the three months ended September 30, 2022 from certain performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.7 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a reduction of $1.7 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $705.8 million. The Company expects to recognize approximately 41% of the remaining performance obligations over the next twelve months and an additional 24% over the following twelve months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At both September 30, 2023 and June 30, 2023, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $386.2 million and $626.1 million, respectively. At both September 30, 2023 and June 30, 2023, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $54.4 million, respectively.
Fiscal 2023 Goodwill Impairment
During the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million and $2.3 million related to the Contigo Health and Direct Sourcing reporting units, respectively. No events or circumstances occurred during the three months ended September 30, 2023 that would suggest there are additional indicators of impairment, and accordingly, the Company determined that goodwill impairment testing was not needed at September 30, 2023.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		September 30, 2023			June 30, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(143,291)	$242,809	$386,100	$(136,751)	$249,349
Provider network	15.0 years	106,500	(6,804)	99,696	106,500	(5,029)	101,471
Technology	7.1 years	99,317	(69,203)	30,114	99,317	(67,581)	31,736
Customer relationships	9.4 years	57,930	(33,070)	24,860	57,930	(31,846)	26,084
Trade names	6.7 years	18,920	(12,506)	6,414	18,920	(11,983)	6,937
Non-compete agreements	5.2 years	17,715	(10,439)	7,276	17,715	(9,738)	7,977
Other (a)	9.3 years	9,232	(3,059)	6,173	9,232	(2,756)	6,476
Total		$695,714	$(278,372)	$417,342	$695,714	$(265,684)	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.

The net carrying value of intangible assets by segment was as follows (in thousands):

	September 30, 2023	June 30, 2023
Supply Chain Services	$261,779	$269,710
Performance Services (a)	155,563	160,320
Total intangible assets, net	$417,342	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2024 (a)	$37,074
2025	48,136
2026	46,892
2027	44,240
2028	39,197
Thereafter	200,803
Total amortization expense	$416,342
(a)As of September 30, 2023, estimated amortization expense is for the period from October 1, 2023 to June 30, 2024.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Credit Facility	$—	$215,000
Notes payable to former limited partners, net of discount	176,447	201,188
Other notes payable	1,199	2,280
Total debt and notes payable	177,646	418,468
Less: current portion	(101,329)	(316,211)
Total long-term debt and notes payable	$76,317	$102,257
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI (“Co-Borrowers”), and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into a senior unsecured Amended and Restated Credit Agreement, dated as of December 12, 2022 (the “Credit Facility”). The Credit Facility has a maturity date of December 12, 2027, subject to up to two one-year extensions, and provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility contains an unconditional and irrevocable guaranty of all obligations of Co-Borrowers under the Credit Facility by the current and future guarantors. Premier is not a guarantor under the Credit Facility.
At September 30, 2023, the Company had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit. At June 30, 2023, the Company had $215.0 million in outstanding borrowings under the Credit Facility with $785.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the three months ended September 30, 2023, the Company had no new borrowings and repaid $215.0 million of outstanding borrowings under the Credit Facility. At September 30, 2023, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%. At June 30, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.470%. The Company was in compliance with all covenants at September 30, 2023 and June 30, 2023.

Notes Payable
Notes Payable to Former Limited Partners
At September 30, 2023, the Company had $176.4 million of notes payable to former LPs, net of discounts on notes payable of $3.3 million, of which $100.1 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2023, the Company had $201.2 million of notes payable to former LPs, net of discounts on notes payable of $4.2 million, of which $99.7 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At September 30, 2023 and June 30, 2023, the Company had $1.2 million and $2.3 million in other notes payable, respectively, of which $1.2 million and $1.5 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a purchase price estimated to be between $750.0 million and $800.0 million, subject to certain adjustments. As of September 30, 2023, the Company has received $689.2 million in cash consideration which includes $110.2 million remaining in escrow subject to release upon certain members agreeing to certain consents. In October 2023, the Company received $35.8 million that was released from escrow. The cash consideration includes a true-up adjustment to the purchase price to be paid within approximately eight months following the Closing Date. See Note 13 - Income Taxes for further income tax considerations on cash proceeds received as of September 30, 2023.
Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements which includes the associated net cash flows generated from administrative fees from purchasing on supplier contracts. In conjunction with the execution of the Equity Purchase Agreement, the Company and OMNIA entered into a 10 year channel partnership agreement (the “Channel Agreement”) pursuant to which OMNIA’s existing and newly acquired members will have access to Premier’s supplier portfolio in which 100% of the administrative fees generated will be remitted to OMNIA. Under the terms of the Channel Agreement, although the Company sold the rights to retain future net administrative fees from the non-healthcare GPO member agreements, the Company continues to maintain significant involvement in the generation of the gross administrative fees through its supplier portfolio. Additionally, the Company has the right to retain an “Access Fee” over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements. Due to the Company’s continued involvement, the Company will continue to record net administrative fees from the non-healthcare agreements as revenue. The Company recorded the net proceeds from this transaction as a liability related to the sale of future revenues on the accompanying Condensed Consolidated Balance Sheets, which will be amortized using the effective interest method over the remaining contractual life of the Channel Agreement. The Company has no obligation to pay OMNIA any principal or interest balance on the sale of future revenues liability outside of the cash flows generated for administrative fees from the Channel Agreement.
As payments for administrative fees are remitted to OMNIA, the balance or Premier’s obligation will effectively be repaid over the term of the Channel Agreement. To determine the amortization of the liability related to the sale of future revenues, the Company estimated the total future revenues expected to be remitted over the life of the Channel Agreement less any Access Fees retained by the Company. Future payments will result in the reduction of the liability related to the sale of future revenues less interest expense. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5%. The Company will maintain a consistent interest rate throughout the life of the Channel Agreement. This estimate contains significant assumptions that impact both the amount of liability and interest expense recorded over the life of the Channel Agreement. The Company will assess the estimated future cash flows related to the sale of future revenues for material changes at each reporting period. There are several factors that could materially affect the amount and timing of payments to OMNIA, and correspondingly, the amount of interest expense recorded, most of which are outside the Company’s control. Such factors include, but are not limited to, retention by OMNIA of the non-healthcare GPO members, growing the existing portfolio of non-healthcare members and general competition of GPOs.

Changes to any of these factors could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income.
At September 30, 2023, the Company had $574.7 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $32.8 million was recorded to current portion of sales of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 30, 2023, the Company recorded $11.7 million in revenue that was sold to OMNIA and $2.5 million in interest expense related to the sale of future revenues in net administrative fees and interest expense, net, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income.
The following table shows the activity of the liability related to the sale of future revenues since the transaction inception through September 30, 2023 (in thousands):

September 30, 2023
Proceeds from the sale of future revenues	$523,198
Proceeds from the release of escrow funds	55,785
Imputed interest expense associated with the sale of future revenues	2,533
Payments against the liability related to the sale of future revenues	(6,855)
Liability related to the sale of future revenues	$574,661
(10) STOCKHOLDERS' EQUITY
As of September 30, 2023, there were 119,672,451 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
During the three months ended September 30, 2023, the Company paid cash dividends of $0.21 per share on outstanding shares of Class A common stock to stockholders on September 15, 2023. On October 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2023 to stockholders of record on December 1, 2023.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders (a)	$44,761	$42,716

Denominator for earnings per share:
Basic weighted average shares outstanding	119,344	118,351
Effect of dilutive securities: (b)
Stock options	—	146
Restricted stock units	534	563
Performance share awards	255	973
Diluted weighted average shares	120,133	120,033

Earnings per share attributable to stockholders:
Basic	$0.38	$0.36
Diluted	$0.37	$0.36
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net income	$42,410	$42,959
Net loss (income) attributable to non-controlling interest	2,351	(243)
Net income attributable to stockholders	$44,761	$42,716
(b)For the three months ended September 30, 2023, the effect of 1.3 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, for the three months ended September 30, 2023, the effect of 0.2 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the three months ended September 30, 2022, the effect of 0.2 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect. Additionally, the effect of 0.1 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% and 26% for the three months ended September 30, 2023 and 2022, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Pre-tax stock-based compensation expense	$6,692	$7,136
Less: deferred tax benefit (a)	1,544	947
Total stock-based compensation expense, net of tax	$5,148	$6,189
_________________________________
(a)For the three months ended September 30, 2023 and 2022, the deferred tax benefit was reduced by $0.2 million and $0.9 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.

Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provides for grants of up to 14.8 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
The following table includes information related to restricted stock, performance share awards and stock options for the three months ended September 30, 2023:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2023	1,847,790	$33.11	1,470,824	$33.08	465,322	$33.15
Granted	1,037,170	21.64	684,026	18.70	—	—
Vested/exercised	(292,292)	31.53	(458,905)	29.18	—	—
Forfeited	(84,292)	31.34	(50,298)	35.12	(2,458)	33.98
Outstanding at September 30, 2023	2,508,376	$28.61	1,645,647	$28.13	462,864	$33.15

Stock options outstanding and exercisable at September 30, 2023					462,864	$33.15
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
Unrecognized stock-based compensation expense at September 30, 2023 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$49,350	2.5 years
Performance share awards	24,112	2.4 years
Total unrecognized stock-based compensation expense	$73,462	2.4 years
At September 30, 2023, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no options exercised during the three months ended September 30, 2023, and the stock options outstanding and exercisable at September 30, 2023 had zero aggregate intrinsic value.
(13) INCOME TAXES
Income tax expense for the three months ended September 30, 2023 and 2022 was $13.9 million and $18.8 million, respectively, which reflects effective tax rates of 25% and 30%, respectively. The change in the effective tax rate for the three months ended September 30, 2023 compared to the prior year period is primarily related to changes in stock-based compensation expense, state law repricing and statute of limitation release on uncertain tax positions.
As of September 30, 2023, total tax liabilities included $155.2 million within other current liabilities in the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2023, the Company recorded a $143.9 million cash tax obligation associated with the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA, which is expected to be paid in the second quarter of fiscal year 2024. Additionally, the Company recorded an offsetting deferred tax asset of $144.3 million to be released to income tax expense as the Company recognizes revenue associated with non-healthcare GPO member contracts.

(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2023 and 2022 was $2.4 million and $2.5 million, respectively. As of September 30, 2023, the weighted average remaining lease term was 2.6 years, and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2023	June 30, 2023
2024 (a)	$9,319	$12,381
2025	12,389	12,389
2026	9,005	9,005
2027 (b)	1,324	1,324
Total future minimum lease payments	32,037	35,099
Less: imputed interest	1,633	1,947
Total operating lease liabilities (c)	$30,404	$33,152
_________________________________
(a)As of September 30, 2023, future minimum lease payments are for the period from October 1, 2023 to June 30, 2024.
(b)There are no future lease payment obligations after 2027.
(c)As of September 30, 2023, total operating lease liabilities included $11.5 million within other current liabilities in the Condensed Consolidated Balance Sheets.
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

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2023	2022
Net revenue:
Supply Chain Services
Net administrative fees	$149,027	$150,006
Software licenses, other services and support	11,186	10,826
Services and software licenses	160,213	160,832
Products	50,585	58,861
Total Supply Chain Services (a)	210,798	219,693
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	45,340	47,767
Consulting services	23,768	17,615
Software licenses	14,941	5,992
Other(b)	23,957	22,815
Total Performance Services (a)	108,006	94,189
Total segment net revenue	318,804	313,882
Eliminations (a)	(52)	(9)
Net revenue	$318,752	$313,873
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health, Remitra and other PINC AI revenue.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Depreciation and amortization expense (a):
Supply Chain Services	$13,573	$14,250
Performance Services	17,342	17,416
Corporate	2,101	2,225
Total depreciation and amortization expense	$33,016	$33,891

Capital expenditures:
Supply Chain Services	$10,914	$6,735
Performance Services	9,441	12,186
Corporate	915	9
Total capital expenditures	$21,270	$18,930

	September 30, 2023	June 30, 2023
Total assets:
Supply Chain Services	$1,731,559	$1,317,076
Performance Services	1,218,406	1,209,353
Corporate	899,536	845,062
Total assets	3,849,501	3,371,491
Eliminations (b)	71	(4)
Total assets, net	$3,849,572	$3,371,487
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expense and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
The Company has revised the definition for Segment Adjusted EBITDA from the definition reported in the 2023 Annual Report to exclude the impact of equity earnings in unconsolidated affiliates. For comparability purposes, prior year non-GAAP measures are presented based on the current definition.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Income before income taxes	$56,348	$61,728
Equity in net income of unconsolidated affiliates (a)	1,726	(8,243)
Interest expense, net	(195)	2,859
Other expense, net	1,092	2,164
Operating income	58,971	58,508
Depreciation and amortization	20,328	23,439
Amortization of purchased intangible assets	12,688	10,452
Stock-based compensation (b)	6,893	7,349
Acquisition- and disposition-related expenses	6,205	2,160
Strategic initiative and financial restructuring-related expenses	1,746	1,520
Deferred compensation plan income (c)	(1,125)	(2,370)
Other reconciling items, net	33	79
Non-GAAP Adjusted EBITDA (d)	$105,739	$101,137

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$114,974	$113,187
Performance Services (e)	21,774	19,132
Corporate	(31,009)	(31,182)
Non-GAAP Adjusted EBITDA	$105,739	$101,137
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.2 million for both the three months ended September 30, 2023 and 2022.
(c)Represents changes in deferred compensation plan liabilities resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(d)The definition for Non-GAAP Adjusted EBITDA was revised from the definition reported in the 2023 Annual Report to exclude the impact of equity earnings in unconsolidated affiliates. For comparability purposes, prior year non-GAAP financial measures are presented based on the current definition.
(e)Includes intersegment revenue which is eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
Business Overview
Our Business
Premier, Inc. (“Premier,” the “Company,” “we” or “our”) is a leading technology-driven healthcare improvement company, uniting an alliance of U.S. hospitals, health systems and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program, cost containment and wrap network and digital invoicing and payment automation processes for healthcare suppliers and providers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. We also provide some of the various products and services noted above to non-healthcare businesses.
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net revenue	$318,752	$313,873
Net income	42,410	42,959
Non-GAAP Adjusted EBITDA	105,739	101,137
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation and disseminate best practices that will help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$210,798	$219,693	$(8,895)	(4)%	66%	70%
Performance Services	108,006	94,189	13,817	15%	34%	30%
Segment net revenue	$318,804	$313,882	$4,922	2%	100%	100%

Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services and direct sourcing activities.
Our Performance Services segment consists of three sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer and life sciences markets; Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health benefit programs that enable healthcare providers that are also payers (e.g. payviders) and employers to contract directly with healthcare providers as well as partner with the healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, our digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers. Each sub-brand serves different markets but are all united in our vision to optimize provider performance and accelerate industry innovation for better, smarter healthcare.
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
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) for a purchase price estimated between $750.0 million and $800.0 million, subject to certain adjustments. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2023 Annual Report.
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
Impact of Inflation
The U.S. economy continues to experience elevated rates of inflation. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials compared to pre-pandemic levels; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals. See Item 1A. “Risk Factors” in our 2023 Annual Report.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption.
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See Item 1A. “Risk Factors” in our 2023 Annual Report.
Pandemics, Epidemics or Public Health Emergencies
In addition to the trends in the U.S. healthcare market discussed above, the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and the impact on the healthcare industry continues to impact our sales, operations and supply chains, our members and other customers, and workforce and suppliers. As a result of pandemics, epidemics or public health emergencies, we may face material risks including, but not limited to:
•Labor shortages in the healthcare workforce which may result in increased in labor costs.
•Changes in the demand for our products and services may create demand uncertainty from both material increases and decreases in demand and pricing for our products and services.
•Limited access to our members’ facilities as well as travel restrictions limits our ability to participate in face-to-face events with them, such as committee meetings and conferences, and limits our ability to foster relationships and effectively deliver existing or sell new products and services to our members.
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
•A general decline in the overall economic and capital markets could increase our cost of capital and adversely affect our ability to access the capital markets in the future.
While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, the risks associated with a pandemic remains and the resulting impact on our business, results of operations, financial conditions and cash flows as well as the U.S. and global economies is uncertain and cannot be predicted at this time. The impact of another pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in the Item 1A. “Risk Factors” section of the 2023 Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of pandemics, epidemics or public health emergencies could result in a material adverse effect on our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and through fiscal 2024 and beyond.

Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2023 Annual Report.
New Accounting Standards
There were no new accounting standards adopted by the Company during the three months ended September 30, 2023.
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
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans, the number of members and other customers that purchase products through our direct sourcing activities, the continued impact of members’ and other customers’ elevated inventory levels on our direct sourcing business and the impact of competitive pricing. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
Our Performance Services growth will depend upon the expansion of PINC AI, Contigo Health and Remitra to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products and our ability to shift some recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset the loss of recurring SaaS-based revenue.
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
Cost of products revenue consists of purchase and logistics costs for direct sourced medical products and commodity products and is influenced by the manufacturing and transportation costs associated with direct sourced medical and commodity products. Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). Other income, net, also includes, but is not limited to, interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense
See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for discussion of income tax expense.
Net Income Attributable to Non-Controlling Interest
We recognize net income attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At September 30, 2023, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of September 30, 2023, we owned 93% of the equity interest in Contigo Health and recognized net income attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share and Free Cash Flow, which are all Non-GAAP financial measures. Non-GAAP financial measures are not an alternative to GAAP and may be different from Non-GAAP financial measures used by other companies, but we believe they are useful for understanding our performance for the reasons described below.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition-related expenses and non-recurring, non-cash or non-operating items. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Such items include certain strategic initiative and financial restructuring-related expenses. Non-operating items include gains or losses on the disposal of assets and interest and investment income or expense.
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
We have revised the definitions for Adjusted EBITDA and Segment Adjusted EBITDA from the definitions reported in the 2023 Annual Report to exclude the impact of equity earnings in unconsolidated affiliates. For comparability purposes, prior year non-GAAP financial measures are presented based on the current definitions.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items and (v) excluding the equity in net income of unconsolidated affiliates. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share to the accompanying condensed consolidated financial statements for further information). We have revised the definition for Adjusted Net Income from the definition reported in the 2023 Annual Report to (1) remove the exclusion of the impact of adjustment of redeemable limited partners’ capital to redemption amount, (2) remove the impact of the exchange of all Class B common units for shares of Class A common stock for periods prior to our August 2020 Restructuring and the resulting elimination of non-controlling interest in Premier LP, and (3) add the exclusion of equity earnings in unconsolidated affiliates. For comparability purposes, prior year Adjusted Net Income is presented based on the current definition.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow enables us to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income consist of stock-based compensation, acquisition- and disposition-related expenses, strategic initiative and financial restructuring-related expenses, income and expense that has been classified as discontinued operations and other reconciling items. More information about certain of the more significant items follows below.
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 27% and 26% for the three months ended September 30, 2023 and 2022, respectively.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million for both the three months ended September 30, 2023 and 2022 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
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
Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$149,027	47%	$150,006	48%
Software licenses, other services and support	119,140	37%	105,006	33%
Services and software licenses	268,167	84%	255,012	81%
Products	50,585	16%	58,861	19%
Net revenue	318,752	100%	313,873	100%
Cost of revenue:
Services and software licenses	64,132	20%	54,014	17%
Products	44,038	14%	57,874	18%
Cost of revenue	108,170	34%	111,888	36%
Gross profit	210,582	66%	201,985	64%
Operating expenses	151,611	48%	143,477	46%
Operating income	58,971	19%	58,508	19%
Other (expense) income, net	(2,623)	(1)%	3,220	1%
Income before income taxes	56,348	18%	61,728	20%
Income tax expense	13,938	4%	18,769	6%
Net income	42,410	13%	42,959	14%
Net loss (income) attributable to non-controlling interest	2,351	1%	(243)	—%
Net income attributable to stockholders	$44,761	14%	$42,716	14%

Earnings per share attributable to stockholders:
Basic	$0.38		$0.36
Diluted	$0.37		$0.36
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share. The definitions for Adjusted EBITDA and Non-GAAP Adjusted Net Income were revised from those reported in the 2023 Annual Report. For comparability purposes, prior year non-GAAP financial measures are presented based on the current definitions in the above section “Our Use of Non-GAAP Financial Measures”.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2023		2022
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$105,739	33%	$101,137	32%
Non-GAAP Adjusted Net Income	64,887	20%	56,232	18%
Non-GAAP Adjusted Earnings Per Share	0.54	nm	0.47	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2023	2022
Net income	$42,410	$42,959
Interest (income) expense, net	(195)	2,859
Income tax expense	13,938	18,769
Depreciation and amortization	20,328	23,439
Amortization of purchased intangible assets	12,688	10,452
EBITDA	89,169	98,478
Stock-based compensation	6,893	7,349
Acquisition- and disposition-related expenses	6,205	2,160
Strategic initiative and financial restructuring-related expenses	1,746	1,520
Equity in net loss (income) of unconsolidated affiliates	1,726	(8,243)
Other reconciling items, net (a)	—	(127)
Adjusted EBITDA	$105,739	$101,137

Income before income taxes	$56,348	$61,728
Equity in net loss (income) of unconsolidated affiliates	1,726	(8,243)
Interest (income) expense, net	(195)	2,859
Other expense, net	1,092	2,164
Operating income	58,971	58,508
Depreciation and amortization	20,328	23,439
Amortization of purchased intangible assets	12,688	10,452
Stock-based compensation	6,893	7,349
Acquisition- and disposition-related expenses	6,205	2,160
Strategic initiative and financial restructuring-related expenses	1,746	1,520
Deferred compensation plan income	(1,125)	(2,370)
Other reconciling items, net (b)	33	79
Adjusted EBITDA	$105,739	$101,137

	Three Months Ended September 30,
	2023	2022
Segment Adjusted EBITDA:
Supply Chain Services	$114,974	$113,187
Performance Services	21,774	19,132
Corporate	(31,009)	(31,182)
Adjusted EBITDA	$105,739	$101,137
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

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Net income attributable to stockholders	$44,761	$42,716
Income tax expense	13,938	18,769
Amortization of purchased intangible assets	12,688	10,452
Stock-based compensation	6,893	7,349
Acquisition- and disposition-related expenses	6,205	2,160
Strategic initiative and financial restructuring-related expenses	1,746	1,520
Equity in net loss (income) of unconsolidated affiliates	1,726	(8,243)
Other reconciling items, net (a)	929	1,267
Non-GAAP adjusted income before income taxes	88,886	75,990
Income tax expense on adjusted income before income taxes (b)	23,999	19,758
Non-GAAP Adjusted Net Income	$64,887	$56,232

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted Average:
Basic weighted average shares outstanding	119,344	118,351
Dilutive securities	789	1,682
Weighted average shares outstanding - diluted	120,133	120,033
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% and 26% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2023 and 2022, respectively.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,
	2023	2022
Basic earnings per share attributable to stockholders	$0.38	$0.36
Income tax expense	0.12	0.16
Amortization of purchased intangible assets	0.11	0.09
Stock-based compensation	0.06	0.06
Acquisition- and disposition-related expenses	0.05	0.02
Strategic initiative and financial restructuring-related expenses	0.01	0.01
Equity in net loss (income) of unconsolidated affiliates	0.01	(0.07)
Other reconciling items, net (a)	—	0.01
Impact of corporation taxes (b)	(0.20)	(0.17)
Non-GAAP Adjusted Earnings Per Share	$0.54	$0.47
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% and 26% of non-GAAP adjusted net income before income taxes for the three months ended September 30, 2023 and 2022, respectively.

Consolidated Results - Comparison of the Three Months Ended September 30, 2023 to 2022
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue increased by $4.9 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase of $14.1 million in software licenses and other services and support revenue, partially offset by a decrease of $8.3 million in products revenue.
Cost of Revenue
Cost of revenue decreased by $3.7 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to a decrease of $13.8 million in cost of products revenue, partially offset by an increase of $10.1 million in cost of services and software licenses.
Operating Expenses
Operating expenses increased by $8.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily driven by increases of $6.0 million and $2.2 million in SG&A expenses and amortization of purchased intangible assets, respectively.
Other Income (Expense), Net
Other income (expense), net decreased by $5.8 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in income of $10.0 million in equity in net income of unconsolidated affiliates, partially offset by a decrease of $3.1 million in interest expense, net an increase in income of $1.1 million in other income (expense), net.
Income Tax Expense
For the three months ended September 30, 2023 and 2022, we recorded tax expense of $13.9 million and $18.8 million, respectively. The tax expense recorded during the three months ended September 30, 2023 and 2022 resulted in effective tax rates of 25% and 30%, respectively. The change in the effective tax rate is primarily attributable to the impact of a decrease in stock-based compensation expense, state law repricing and the statute of limitation release on uncertain tax positions. See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for further information.
Net Income Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $2.6 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in the portion of net income attributable to non-controlling interests in our consolidated subsidiaries.
Adjusted EBITDA
Adjusted EBITDA increased by $4.6 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by increases of $2.6 million and $1.8 million in Performance Services and Supply Chain Services Adjusted EBITDA, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Net revenue:
Net administrative fees	$149,027	$150,006	$(979)	(1)%
Software licenses, other services and support	11,186	10,826	360	3%
Services and software licenses	160,213	160,832	(619)	—%
Products	50,585	58,861	(8,276)	(14)%
Net revenue	210,798	219,693	(8,895)	(4)%
Cost of revenue:
Services and software licenses	10,399	5,208	5,191	100%
Products	44,038	57,874	(13,836)	(24)%
Cost of revenue	54,437	63,082	(8,645)	(14)%
Gross profit	156,361	156,611	(250)	—%
Operating expenses:
Selling, general and administrative	48,651	50,023	(1,372)	(3)%
Research and development	86	128	(42)	(33)%
Amortization of purchased intangible assets	7,931	8,083	(152)	(2)%
Operating expenses	56,668	58,234	(1,566)	(3)%
Operating income	99,693	98,377	1,316	1%
Depreciation and amortization	5,642	6,167
Amortization of purchased intangible assets	7,931	8,083
Acquisition- and disposition-related expenses	1,675	509
Other reconciling items, net	33	51
Segment Adjusted EBITDA	$114,974	$113,187	$1,787	2%
Comparison of the Three Months Ended September 30, 2023 to 2022
Net Revenue
Supply Chain Services segment net revenue decreased by $8.9 million, or 4%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease of $8.3 million in products revenue.
Net Administrative Fees
Net administrative fees decreased by $1.0 million, or 1% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by an increase in the aggregate blended member fee share due to market dynamics, partially offset by increased utilization and further penetration of our contracts by existing members.
Products Revenue
Products revenue decreased by $8.3 million, or 14%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in products revenue is primarily a result of lower demand and pricing for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory purchased during the COVID-19 pandemic as well as pricing constraints on certain commodity products due to an excess market supply.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue were flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $8.6 million, or 14%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to the decrease in products cost of revenue of $13.8 million in relation to the decrease in products revenue due to the prior year increase in demand as well as lower logistics and products costs in the current period. This decrease was partially offset by an increase of $5.2 million in the cost of services and software licenses revenue due to an increase in personnel costs associated with increased headcount in support of our group purchasing and supply chain co-management businesses.
Operating Expenses
Supply Chain Services segment operating expenses decreased by $1.6 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a decrease in SG&A expenses primarily due to a decrease in personnel costs partially offset by an increase in acquisition- and disposition-related expenses related to the sale of our non-healthcare GPO member contracts and associated future revenues to OMNIA.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA increased by $1.8 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to lower logistics and products cost in our direct sourcing business partially offset by higher personnel costs associated with increased headcount.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$45,340	$47,767	$(2,427)	(5)%
Consulting services	23,768	17,615	6,153	35%
Software licenses	14,941	5,992	8,949	149%
Other	23,957	22,815	1,142	5%
Net revenue	108,006	94,189	13,817	15%
Cost of revenue:
Services and software licenses	53,733	48,806	4,927	10%
Cost of revenue	53,733	48,806	4,927	10%
Gross profit	54,273	45,383	8,890	20%
Operating expenses:
Selling, general and administrative	48,837	42,131	6,706	16%
Research and development	777	846	(69)	(8)%
Amortization of purchased intangible assets	4,757	2,369	2,388	101%
Operating expenses	54,371	45,346	9,025	20%
Operating (loss) income	(98)	37	(135)	(365)%
Depreciation and amortization	12,585	15,047
Amortization of purchased intangible assets	4,757	2,369
Acquisition- and disposition-related expenses	4,530	1,651
Other reconciling items, net	—	28
Segment Adjusted EBITDA	$21,774	$19,132	$2,642	14%
Comparison of the Three Months Ended September 30, 2023 to 2022
Net Revenue
Net revenue in our Performance Services segment increased by $13.8 million, or 15%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to growth of $8.9 million in software licenses driven by an increased number of enterprise analytics license agreements entered into during the current year period, $6.2 million in consulting services under our PINC AI platform and an increase of $1.1 million in other revenue driven by incremental revenue from the second quarter fiscal year 2023 TRPN acquisition within Contigo Health. These increases were partially offset by a decrease in SaaS-based products subscription revenue primarily due to the conversion of SaaS-based products to licensed-based products.
Cost of Revenue
Performance Services segment cost of revenue increased by $4.9 million, or 10%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in consulting services expenses as well as higher costs associated with increased headcount to support revenue growth in our PINC AI platform and Contigo Health business, including incremental expenses attributable to the TRPN acquisition.
Operating Expenses
Performance Services segment operating expenses increased by $9.0 million, or 20%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by an increase of $6.7 million in SG&A expenses primarily due to an increase in acquisition- and disposition-related expenses and higher personnel costs associated with increased headcount in our PINC AI platform. In addition, operating expenses increased by $2.4 million due to amortization of purchased intangible assets primarily attributable to the TRPN acquisition.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $2.6 million, or 14%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the aforementioned increase in net revenue partially offset by the increases in costs of revenue and operating expenses.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Selling, general and administrative	$40,624	$39,906	$718	2%
Operating expenses	40,624	39,906	718	2%
Operating loss	(40,624)	(39,906)	(718)	2%
Depreciation and amortization	2,101	2,225
Stock-based compensation	6,893	7,349
Strategic initiative and financial restructuring-related expenses	1,746	1,520
Deferred compensation plan income	(1,125)	(2,370)
Adjusted EBITDA	$(31,009)	$(31,182)	$173	1%
Comparison of the Three Months Ended September 30, 2023 to 2022
Operating Expenses
Corporate operating expenses were flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. In addition, at September 30, 2023, we had higher cash balances due to cash proceeds received from the sale of our non-healthcare GPO member contracts. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of September 30, 2023 and June 30, 2023, we had cash and cash equivalents of $453.3 million and $89.8 million, respectively.
Credit Facility
At September 30, 2023, we had no outstanding borrowings under our Credit Facility. At June 30, 2023, we had $215.0 million of outstanding borrowings under our Credit Facility. During the three months ended September 30, 2023, we had no borrowings and repaid $215.0 million of borrowings under the Credit Facility. Our Credit Facility may be used for acquisitions and related business investments as well as general corporate activities.
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
Cash Dividends
In September 2023, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On October 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2023 to stockholders of record on December 1, 2023.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price estimated to be between $750.0 million and $800.0 million, subject to certain adjustments, including a true-up adjustment to the purchase price to be paid within approximately eight months following the Closing Date. On the Closing Date, we received $689.2 million in cash consideration which includes $110.2 million remaining in escrow. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.

Discussion of Cash Flows for the Three Months Ended September 30, 2023 and 2022
A summary of net cash flows is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$81,876	$74,751
Investing activities	(21,270)	(20,230)
Financing activities	302,865	35,976
Effect of exchange rate changes on cash flows	(3)	(10)
Net increase in cash and cash equivalents	$363,468	$90,487
Net cash provided by operating activities increased by $7.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in net cash provided by operating activities was due to a decrease of cash paid for operating expenses of $15.6 million primarily due to a decrease in performance-related compensation and an increase of $5.3 million in cash receipts from members and other customers driven by higher net revenue and collections in the current period. These were partially offset by an increase of $2.5 million in cash paid primarily due to an increase in payable payments partially offset by a decrease in inventory purchases. Additionally, net operating cash flows decreased by $11.2 million primarily due to miscellaneous cash dividends received on our investments in unconsolidated affiliates in the prior period.
Net cash used in investing activities increased by $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in net cash used in investing activities was primarily due to an increase in purchases of property and equipment.
Net cash provided by financing activities increased by $266.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in net cash provided by financing activities was primarily driven by the proceeds from the sale of future revenues of $579.0 million in the current period (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information). This increase was partially offset by a decrease of $315.0 million in net borrowings under our Credit Facility.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2023 and 2022
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$81,876	$74,751
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(24,742)	(24,277)
Purchases of property and equipment	(21,270)	(18,930)
Non-GAAP Free Cash Flow	$35,864	$31,544
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the three months ended September 30, 2023, we paid $25.7 million to members including imputed interest of $0.9 million which is included in net cash provided by operating activities. During the three months ended September 30, 2022, we paid $25.7 million to members including imputed interest of $1.4 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow increased by $4.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in Non-GAAP Free Cash Flow was primarily due to the aforementioned

$7.1 million increase in net cash provided by operating activities partially offset by an increase in purchases of property and equipment of $2.3 million.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At September 30, 2023, we had no outstanding borrowings under our Credit Facility and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at September 30, 2023.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At September 30, 2023, we had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.19 to the 2023 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At September 30, 2023, $179.7 million remains to be paid without interest in seven equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Other Notes Payable
At September 30, 2023, we had commitments of $1.2 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At September 30, 2023, we had commitments of $574.7 million, net of imputed interest of $83.8 million, for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from the net proceeds received from purchases made on the sold contracts commencing during the current quarter ended September 30, 2023 and continuing for at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In September 2023, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On October 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2023 to stockholders of record on December 1, 2023.
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

Fiscal 2024 Developments
Impact of Inflation
The U.S. economy continues to experience elevated rates of inflation. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials compared to pre-pandemic levels; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals. See Item 1A. “Risk Factors” in our 2023 Annual Report.
Furthermore, as the Federal Reserve seeks to curb rising inflation, market interest rates may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs and global supply-chain disruption.
We continue to monitor the impacts of the geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. Refer to Item 1A. “Risk Factors” in our 2023 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion.
Pandemics, Epidemics or Public Health Emergencies
The outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and the impact on the healthcare industry continues to impact our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, the risks associated with a pandemic remains and the resulting impact on our business, results of operations, financial conditions and cash flows as well as the U.S. and global economies is uncertain and cannot be predicted at this time.
Refer to Item 1A. “Risk Factors” in our 2023 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion of the material risks we face.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2023, we had no outstanding borrowings under our Credit Facility.
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
As of September 30, 2023, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended September 30, 2023, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2023 Annual Report.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2023, we did not adopt or terminate any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 105b-1(c).

Item 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement dated September 18, 2013, by and between Andy Brailo and Premier Healthcare Solutions, Inc.+*
10.2	Executive Employment and Restrictive Covenant Agreement dated September 26, 2022, by and between Crystal Climer and Premier Healthcare Solutions, Inc.+*
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 7, 2023	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer