Form 10-Q
period 2023-12-31
Premier, Inc.
filed 2024-02-06
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of February 1, 2024, there were 119,817,876 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the six months ended December 31, 2023 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
References to “adjacent markets” are references to the non-provider healthcare markets penetrated by Premier, Inc.’s businesses and brands that are designed to diversify revenue for the Company. This includes PINC AI Clinical Decision Support serving providers and payers; PINC AI Applied Sciences serving biotech, pharmaceutical and medical device companies; Contigo Health that serves self-insured employers, including healthcare providers that are also payers (“payviders”); and Remitra that serves healthcare suppliers and providers.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2023	June 30, 2023
Assets
Cash and cash equivalents	$371,110	$89,793
Accounts receivable (net of $2,394 and $2,878 allowance for credit losses, respectively)	122,300	115,295
Contract assets (net of $1,137 and $885 allowance for credit losses, respectively)	331,727	299,219
Inventory	72,766	76,932
Prepaid expenses and other current assets	92,354	60,387
Total current assets	990,257	641,626
Property and equipment (net of $703,148 and $662,554 accumulated depreciation, respectively)	218,050	212,308
Intangible assets (net of $290,884 and $265,684 accumulated amortization, respectively)	404,830	430,030
Goodwill	1,012,355	1,012,355
Deferred income tax assets	808,562	653,629
Deferred compensation plan assets	48,792	50,346
Investments in unconsolidated affiliates	229,434	231,826
Operating lease right-of-use assets	24,439	29,252
Other assets	95,809	110,115
Total assets	$3,832,528	$3,371,487

Liabilities and stockholders' equity
Accounts payable	$54,252	$54,375
Accrued expenses	50,946	47,113
Revenue share obligations	279,855	262,288
Accrued compensation and benefits	53,798	60,591
Deferred revenue	20,692	24,311
Current portion of notes payable to former limited partners	100,594	99,665
Line of credit and current portion of long-term debt	1,008	216,546
Current portion of liability related to the sale of future revenues	35,800	—
Other current liabilities	96,750	50,574
Total current liabilities	693,695	815,463
Long-term debt, less current portion	—	734
Liability related to the sale of future revenues, less current portion	579,409	—
Notes payable to former limited partners, less current portion	50,994	101,523
Deferred compensation plan obligations	48,792	50,346
Operating lease liabilities, less current portion	16,016	21,864
Other liabilities	53,413	47,202
Total liabilities	1,442,319	1,037,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 126,245,859 shares issued and 119,816,484 shares outstanding at December 31, 2023 and 125,587,858 shares issued and 119,158,483 shares outstanding at June 30, 2023	1,262	1,256
Treasury stock, at cost; 6,429,375 shares at both December 31, 2023 and June 30, 2023	(250,129)	(250,129)
Additional paid-in capital	2,186,115	2,178,134
Retained earnings	452,946	405,102
Accumulated other comprehensive income (loss)	15	(8)
Total stockholders' equity	2,390,209	2,334,355
Total liabilities and stockholders' equity	$3,832,528	$3,371,487
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenue:
Net administrative fees	$149,563	$154,423	$298,590	$304,429
Software licenses, other services and support	129,401	138,210	248,541	243,216
Services and software licenses	278,964	292,633	547,131	547,645
Products	55,781	66,993	106,366	125,854
Net revenue	334,745	359,626	653,497	673,499
Cost of revenue:
Services and software licenses	65,990	55,265	130,122	109,279
Products	47,472	61,620	91,510	119,494
Cost of revenue	113,462	116,885	221,632	228,773
Gross profit	221,283	242,741	431,865	444,726
Operating expenses:
Selling, general and administrative	142,150	140,528	280,210	272,578
Research and development	928	1,000	1,791	1,975
Amortization of purchased intangible assets	12,512	13,047	25,200	23,499
Operating expenses	155,590	154,575	307,201	298,052
Operating income	65,693	88,166	124,664	146,674
Equity in net (loss) income of unconsolidated affiliates	(666)	1,674	(2,392)	9,917
Interest income (expense), net	2,438	(4,631)	2,633	(7,490)
Other income, net	4,679	2,930	3,587	766
Other income (expense), net	6,451	(27)	3,828	3,193
Income before income taxes	72,144	88,139	128,492	149,867
Income tax expense	19,278	23,765	33,216	42,534
Net income	52,866	64,374	95,276	107,333
Net loss (income) attributable to non-controlling interest	1,436	(328)	3,787	(571)
Net income attributable to stockholders	$54,302	$64,046	$99,063	$106,762

Comprehensive income:
Net income	$52,866	$64,374	$95,276	$107,333
Comprehensive loss (income) attributable to non-controlling interest	1,436	(328)	3,787	(571)
Foreign currency translation gain (loss)	26	1	23	(9)
Comprehensive income attributable to stockholders	$54,328	$64,047	$99,086	$106,753

Weighted average shares outstanding:
Basic	119,702	118,787	119,523	118,569
Diluted	120,057	119,652	120,095	119,842

Earnings per share attributable to stockholders:
Basic	$0.45	$0.54	$0.83	$0.90
Diluted	$0.45	$0.54	$0.82	$0.89
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net loss attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	1,261	6,429	(250,129)	2,177,324	424,260	(11)	2,352,705
Issuance of Class A common stock under equity incentive plan	56	—	—	—	—	—	—	—
Issuance of Class A common stock under employee stock purchase plan	88	1	—	—	1,975	—	—	1,976
Stock-based compensation expense	—	—	—	—	8,378	—	—	8,378
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(151)	—	—	(151)
Net income	—	—	—	—	—	52,866	—	52,866
Net loss attributable to non-controlling interest	—	—	—	—	(1,436)	1,436	—	—
Change in ownership of consolidated entity	—	—	—	—	25	—	—	25
Dividends ($0.21 per share)	—	—	—	—	—	(25,616)	—	(25,616)
Foreign currency translation adjustment	—	—	—	—	—	—	26	26
Balance at December 31, 2023	119,816	$1,262	6,429	$(250,129)	$2,186,115	$452,946	$15	$2,390,209

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	42,959	—	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	(243)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,097)	—	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2022	118,746	1,252	6,429	(250,129)	2,161,000	349,309	(13)	2,261,419
Issuance of Class A common stock under equity incentive plan	54	—	—	—	60	—	—	60
Issuance of Class A common stock under employee stock purchase plan	67	1	—	—	2,267	—	—	2,268
Stock-based compensation expense	—	—	—	—	2,679	—	—	2,679
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	64,374	—	64,374
Net income attributable to non-controlling interest	—	—	—	—	328	(328)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,303)	—	(25,303)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Other	—	—	—	—	590	—	—	590
Balance at December 31, 2022	118,867	$1,253	6,429	$(250,129)	$2,166,909	$388,052	$(12)	$2,306,073
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2023	2022
Operating activities
Net income	$95,276	$107,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,795	68,377
Equity in net loss (income) of unconsolidated affiliates	2,392	(9,917)
Deferred income taxes	(154,933)	1,959
Stock-based compensation	15,070	9,815
Other, net	2,966	10,167
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,005)	(5,145)
Contract assets	(33,178)	(26,458)
Inventory	4,166	3,231
Prepaid expenses and other assets	(10,624)	17,685
Accounts payable	2,608	16,707
Revenue share obligations	17,567	9,974
Accrued expenses, deferred revenue and other liabilities	35,280	(7,003)
Net cash provided by operating activities	35,380	196,725
Investing activities
Purchases of property and equipment	(49,068)	(38,416)
Acquisition of businesses and equity method investments, net of cash acquired	—	(187,750)
Other	—	(1,300)
Net cash used in investing activities	(49,068)	(227,466)
Financing activities
Payments on notes payable	(50,872)	(51,049)
Proceeds from credit facility	—	285,000
Payments on credit facility	(215,000)	(135,000)
Proceeds from sale of future revenues	629,820	—
Payments on liability related to the sale of future revenues	(14,611)	—
Cash dividends paid	(51,059)	(50,205)
Other, net	(3,296)	(9,516)
Net cash provided by financing activities	294,982	39,230
Effect of exchange rate changes on cash flows	23	(9)
Net increase in cash and cash equivalents	281,317	8,480
Cash and cash equivalents at beginning of period	89,793	86,143
Cash and cash equivalents at end of period	$371,110	$94,623
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the six months ended December 31, 2023 and 2022 (in thousands):

	Six Months Ended December 31,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Accrued dividend equivalents	$956	$519
Non-cash additions to property and equipment	—	84
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
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net (Loss) Income
			Three Months Ended		Six Months Ended
	Carrying Value		December 31,		December 31,
	December 31, 2023	June 30, 2023	2023	2022	2023	2022
FFF	$136,080	$136,080	$—	$518	$—	$7,705
Exela	30,855	32,905	(631)	632	(2,050)	770
Qventus	16,000	16,000	—	—	—	—
Prestige	15,465	15,503	(157)	291	(38)	471
Other investments	31,034	31,338	122	233	(304)	971
Total investments	$229,434	$231,826	$(666)	$1,674	$(2,392)	$9,917
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at December 31, 2023 and June 30, 2023. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounts for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the 2023 Annual Report for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through its ownership of Exela Class A common stock at December 31, 2023 and June 30, 2023. At December 31, 2023 and June 30, 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through its ownership of Prestige limited partnership units at December 31, 2023 and June 30, 2023. At December 31, 2023 and June 30, 2023, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
The Company accounts for its investments in Exela and Prestige using the equity method of accounting and includes each investment as part of the Supply Chain Services segment.
The Company, through PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through its ownership of Qventus Series C preferred stock at December 31, 2023 and June 30, 2023. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Cash equivalents	$147,592	$147,592	$—	$—
Deferred compensation plan assets	55,189	55,189	—	—
Total assets	202,781	202,781	—	—

Earn-out liabilities	27,876	—	—	27,876
Total liabilities	$27,876	$—	$—	$27,876

June 30, 2023
Cash equivalents	$77	$77	$—	$—
Deferred compensation plan assets	55,566	55,566	—	—
Total assets	55,643	55,643	—	—

Earn-out liabilities	26,603	—	—	26,603
Total liabilities	$26,603	$—	$—	$26,603
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($6.4 million and $5.2 million at December 31, 2023 and June 30, 2023, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out liabilities
Earn-out liabilities have been established in connection with certain acquisitions, including the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability related to the Acurity and Nexera asset acquisition was based upon the Company’s achievement of a range of member renewals on terms agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. Earn-out liabilities are classified as Level 3 of the fair value hierarchy.
Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.1% at December 31, 2023 and 1.6% at June 30, 2023. At December 31, 2023, the most likely outcome was determined to be $30.0 million from an undiscounted range of outcomes between $0 and $30.0 million. The fair value of the Acurity and Nexera earn-out liability at December 31, 2023 and June 30, 2023 was $27.9 million and $23.1 million, respectively.

Input assumptions	As of December 31, 2023	As of June 30, 2023
Probability of transferred member renewal percentage < 50%	—%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	—%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	—%	25.0%
Probability of transferred member renewal percentage > 80%	100.0%	60.0%
Credit spread	1.1%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended December 31, 2023
Earn-out liabilities	$29,861	$(1,375)	$(610)	$27,876
Total Level 3 liabilities	$29,861	$(1,375)	$(610)	$27,876

Three Months Ended December 31, 2022
Earn-out liabilities	$22,361	$1,460	$277	$24,098
Total Level 3 liabilities	$22,361	$1,460	$277	$24,098

Six Months Ended December 31, 2023
Earn-out liabilities	$26,603	$(1,375)	$2,648	$27,876
Total Level 3 liabilities	$26,603	$(1,375)	$2,648	$27,876

Six Months Ended December 31, 2022
Earn-out liabilities	$22,789	$1,460	$(151)	$24,098
Total Level 3 liabilities	$22,789	$1,460	$(151)	$24,098
_________________________________
(a)Settlements for the three and six months ended December 31, 2023 represent payments on earn-out liabilities. Purchases for the three and six months ended December 31, 2022 includes an earn-out which had not been earned or paid as of December 31, 2022.
(b)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of December 31, 2023 and June 30, 2023, the notes payable to former limited partners were recorded net of discounts of $2.4 million and $4.2 million, respectively.
During the six months ended December 31, 2023, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value at both December 31, 2023 and June 30, 2023 based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.

(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2023 that was included in the opening balance of deferred revenue at June 30, 2023 was $18.9 million, which is a result of satisfying certain performance obligations.
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
A reduction to net revenue of $0.8 million was recognized during the three months ended December 31, 2023 from performance obligations that were satisfied or partially satisfied in prior periods. The reduction was driven by a $1.3 million decrease in net administrative fees revenue related to over-forecasted cash receipts received in the current period partially offset by an increase of $0.5 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $3.2 million was recognized during the six months ended December 31, 2023 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $3.9 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business. This increase was partially offset by a reduction of $0.7 million in net administrative fees revenue related to over-forecasted cash receipts received in the current period.
A reduction to net revenue of $0.4 million was recognized during the three months ended December 31, 2022 from performance obligations that were satisfied or partially satisfied in prior periods. The reduction was driven by a $0.8 million decrease associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business. This decrease was partially offset by an increase of $0.4 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $771.6 million. The Company expects to recognize approximately 38% of the remaining performance obligations over the next twelve months and an additional 23% over the following twelve months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Goodwill
At December 31, 2023 and June 30, 2023, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $386.2 million and $626.1 million, respectively. At December 31, 2023 and June 30, 2023, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $54.4 million, respectively.

Fiscal 2023 Goodwill Impairment
During the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million and $2.3 million related to the Contigo Health and Direct Sourcing reporting units, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		December 31, 2023			June 30, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(149,831)	$236,269	$386,100	$(136,751)	$249,349
Provider network	15.0 years	106,500	(8,579)	97,921	106,500	(5,029)	101,471
Technology	7.1 years	99,317	(70,721)	28,596	99,317	(67,581)	31,736
Customer relationships	9.4 years	57,930	(34,294)	23,636	57,930	(31,846)	26,084
Trade names	6.7 years	18,920	(13,029)	5,891	18,920	(11,983)	6,937
Non-compete agreements	5.2 years	17,715	(11,091)	6,624	17,715	(9,738)	7,977
Other (a)	9.3 years	9,232	(3,339)	5,893	9,232	(2,756)	6,476
Total		$695,714	$(290,884)	$404,830	$695,714	$(265,684)	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The net carrying value of intangible assets by segment was as follows (in thousands):

	December 31, 2023	June 30, 2023
Supply Chain Services	$253,920	$269,710
Performance Services (a)	150,910	160,320
Total intangible assets, net	$404,830	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2024 (a)	$24,562
2025	48,136
2026	46,892
2027	44,240
2028	39,197
Thereafter	200,803
Total amortization expense	$403,830
(a)As of December 31, 2023, estimated amortization expense is for the period from January 1, 2024 to June 30, 2024.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Credit Facility	$—	$215,000
Notes payable to former limited partners, net of discount	151,588	201,188
Other notes payable	1,008	2,280
Total debt and notes payable	152,596	418,468
Less: current portion	(101,602)	(316,211)
Total long-term debt and notes payable	$50,994	$102,257

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
At December 31, 2023, the Company had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit. At June 30, 2023, the Company had $215.0 million in outstanding borrowings under the Credit Facility with $785.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the six months ended December 31, 2023, the Company had no new borrowings and repaid $215.0 million of outstanding borrowings under the Credit Facility. At both December 31, 2023 and June 30, 2023, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%. At June 30, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.470%. The Company was in compliance with all covenants at December 31, 2023 and June 30, 2023.
Notes Payable
Notes Payable to Former Limited Partners
At December 31, 2023, the Company had $151.6 million of notes payable to former LPs, net of discounts on notes payable of $2.4 million, of which $100.6 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2023, the Company had $201.2 million of notes payable to former LPs, net of discounts on notes payable of $4.2 million, of which $99.7 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At December 31, 2023 and June 30, 2023, the Company had $1.0 million and $2.3 million in other notes payable, respectively, of which $1.0 million and $1.5 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for an initial base purchase price of $689.2 million. The initial base purchase price was subject to certain post-closing purchase price adjustments, and pursuant to the Equity Purchase Agreement at closing, OMNIA paid the company $523.2 million in cash and deposited $166.0 million in cash into escrow. The release of the escrow and determination of the final total purchase price is subject to certain members agreeing to certain consents and certain related business performance measurements. As of December 31, 2023, the Company has received cash of $629.8 million, including the closing payment and payments out of escrow based on post-closing adjustments through that date. The Company is estimating the final total purchase price to be up to $740.0 million through the continued release of funds from escrow and additional payments from OMNIA based on subsequent post-closing adjustments. The final total estimated purchase price has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. See Note 13 - Income Taxes for further income tax considerations on cash proceeds received as of December 31, 2023.
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
As payments for administrative fees are remitted to OMNIA, the balance of Premier’s obligation will effectively be repaid over the term of the Channel Agreement. To determine the amortization of the liability related to the sale of future revenues, the Company estimated the total future revenues expected to be remitted over the life of the Channel Agreement less any Access Fees retained by the Company. Future payments will result in the reduction of the liability related to the sale of future revenues less interest expense. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5%. The Company will maintain a consistent interest rate throughout the life of the Channel Agreement. This estimate contains significant assumptions that impact both the amount of liability and interest expense recorded over the life of the Channel Agreement. The Company will assess the estimated future cash flows related to the sale of future revenues for material changes at each reporting period. There are several factors that could materially affect the amount and timing of payments to OMNIA, and correspondingly, the amount of interest expense recorded, most of which are outside the Company’s control. Such factors include, but are not limited to, retention by OMNIA of the non-healthcare GPO members, growing the existing portfolio of non-healthcare members and general competition of GPOs.
Changes to any of these factors could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three and six months ended December 31, 2023, the Company did not record cumulative adjustments to the carrying amount of the liability.
At December 31, 2023, the Company had $615.2 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $35.8 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended December 31, 2023, the Company recorded $14.8 million and $26.5 million in revenue that was sold to OMNIA in net administrative fees and $3.9 million and $6.4 million in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
The following table shows the activity of the liability related to the sale of future revenues since the transaction inception through December 31, 2023 (in thousands):

December 31, 2023
Proceeds from the sale of future revenues	$523,198
Proceeds from the release of escrow funds	106,622
Imputed interest expense associated with the sale of future revenues	6,408
Payments against the liability related to the sale of future revenues	(21,019)
Liability related to the sale of future revenues	$615,209
(10) STOCKHOLDERS' EQUITY
As of December 31, 2023, there were 119,816,484 shares of the Company’s Class A common stock, par value $0.01 per share, outstanding.
During the six months ended December 31, 2023, the Company paid cash dividends of $0.21 per share on outstanding shares of Class A common stock to stockholders on each of September 15, 2023 and December 15, 2023. On January 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2024 to stockholders of record on March 1, 2024.

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
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders (a)	$54,302	$64,046	$99,063	$106,762

Denominator for earnings per share:
Basic weighted average shares outstanding	119,702	118,787	119,523	118,569
Effect of dilutive securities: (b)
Stock options	—	86	—	116
Restricted stock units	355	466	444	514
Performance share awards	—	313	128	643
Diluted weighted average shares	120,057	119,652	120,095	119,842

Earnings per share attributable to stockholders:
Basic	$0.45	$0.54	$0.83	$0.90
Diluted	$0.45	$0.54	$0.82	$0.89
_________________________________
(a)Net income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$52,866	$64,374	$95,276	$107,333
Net loss (income) attributable to non-controlling interest	1,436	(328)	3,787	(571)
Net income attributable to stockholders	$54,302	$64,046	$99,063	$106,762
(b)For both the three and six months ended December 31, 2023, 1.3 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive. Additionally, for both the three and six months ended December 31, 2023, 0.1 million performance share awards were excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
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
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% and 26% for the six months ended December 31, 2023 and 2022, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Pre-tax stock-based compensation expense	$8,378	$2,679	$15,070	$9,815
Less: deferred tax benefit (a)	1,382	1,060	2,926	2,007
Total stock-based compensation expense, net of tax	$6,996	$1,619	$12,144	$7,808
_________________________________
(a)For the three months ended December 31, 2023 and 2022, the deferred tax benefit was reduced by $0.8 million and increased by $0.4 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
For the six months ended December 31, 2023 and 2022, the deferred tax benefit was reduced by $0.9 million and $0.5 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provided for grants of up to 14.8 million shares of Class A common stock, all of which were eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which became effective December 1, 2023 upon approval of Premier’s stockholders, provides for grants of up to 6.0 million shares of Class A common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units or performance share awards. As of December 31, 2023, there were approximately 5.9 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options granted under either the 2013 Equity Incentive Plan or the 2023 Equity Incentive Plan for the six months ended December 31, 2023:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2023	1,847,790	$33.11	1,470,824	$33.08	465,322	$33.15
Granted	1,095,834	21.61	684,026	18.70	—	—
Vested/exercised	(356,070)	32.07	(458,905)	29.18	—	—
Forfeited	(148,959)	29.83	(92,980)	31.32	(6,811)	32.22
Outstanding at December 31, 2023	2,438,595	$28.30	1,602,965	$28.16	458,511	$33.16

Stock options outstanding and exercisable at December 31, 2023					458,511	$33.16
Restricted stock units and restricted stock awards issued prior to June 1, 2023 generally vest over a three-year period for employees and a one-year period for directors. Beginning June 1, 2023, restricted stock units and restricted stock awards issued to employees generally vest annually over the service period. Performance share awards issued and outstanding generally vest at the end of a three-year period subject to whether and to what extent performance targets are met. Stock options generally vest in equal annual installments over three years. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire twelve months after an employee’s termination with the Company; however, in certain termination circumstances, vested stock options will expire 90 days after an employee’s termination with the Company.

Unrecognized stock-based compensation expense at December 31, 2023 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$42,883	2.2 years
Performance share awards	20,721	2.1 years
Total unrecognized stock-based compensation expense	$63,604	2.2 years
At December 31, 2023, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no options exercised during the six months ended December 31, 2023, and the stock options outstanding and exercisable at December 31, 2023 had zero aggregate intrinsic value.
(13) INCOME TAXES
Income tax expense for the three months ended December 31, 2023 and 2022 was $19.3 million and $23.8 million, respectively, which reflects effective tax rates of 27% for both periods.
Income tax expense for the six months ended December 31, 2023 and 2022 was $33.2 million and $42.5 million, respectively, which reflects effective tax rates of 26% and 28%, respectively. The change in the effective tax rate for the six months ended December 31, 2023 compared to the prior year period is primarily related to changes in stock-based compensation expense, state law repricing and statute of limitation release on uncertain tax positions.
As of December 31, 2023, total tax liabilities included $46.9 million within other current liabilities in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended December 31, 2023, the Company recorded $10.1 million and $154.0 million cash tax obligations, respectively, associated with the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA. As of December 31, 2023, the Company has made payments of $138.5 million for taxes related to the proceeds received from the sale of future revenues to OMNIA. The remaining $15.5 million will be paid during the remainder of fiscal year 2024. Additionally, during the three and six months ended December 31, 2023, the Company recorded offsetting deferred tax assets of $10.4 million and $154.7 million to be recorded to income tax expense as the Company recognizes revenue associated with non-healthcare GPO member contracts.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended December 31, 2023 and 2022 was $2.4 million and $2.5 million, respectively. Operating lease expense for the six months ended December 31, 2023 and 2022 was $4.9 million and $5.0 million, respectively. As of December 31, 2023, the weighted average remaining lease term was 2.4 years, and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2023	June 30, 2023
2024 (a)	$6,256	$12,381
2025	12,389	12,389
2026	9,005	9,005
2027 (b)	1,324	1,324
Total future minimum lease payments	28,974	35,099
Less: imputed interest	1,345	1,947
Total operating lease liabilities (c)	$27,629	$33,152
_________________________________
(a)As of December 31, 2023, future minimum lease payments are for the period from January 1, 2024 to June 30, 2024.
(b)There are no future lease payment obligations after 2027.
(c)As of December 31, 2023, total operating lease liabilities included $11.6 million within other current liabilities in the Condensed Consolidated Balance Sheets.

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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue:
Supply Chain Services
Net administrative fees	$149,563	$154,423	$298,590	$304,429
Software licenses, other services and support	12,511	14,104	23,697	24,931
Services and software licenses	162,074	168,527	322,287	329,360
Products	55,781	66,993	106,366	125,854
Total Supply Chain Services (a)	217,855	235,520	428,653	455,214
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	43,565	49,664	88,905	97,412
Consulting services	21,921	18,514	45,689	35,876
Software licenses	20,868	30,804	35,809	36,797
Other(b)	30,609	25,133	54,566	48,219
Total Performance Services (a)	116,963	124,115	224,969	218,304
Total segment net revenue	334,818	359,635	653,622	673,518
Eliminations (a)	(73)	(9)	(125)	(19)
Net revenue	$334,745	$359,626	$653,497	$673,499
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health, Remitra and other PINC AI revenue.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Depreciation and amortization expense (a):
Supply Chain Services	$13,795	$13,610	$27,368	$27,860
Performance Services	16,927	18,802	34,269	36,218
Corporate	2,057	2,074	4,158	4,299
Total depreciation and amortization expense	$32,779	$34,486	$65,795	$68,377

Capital expenditures:
Supply Chain Services	$15,251	$6,280	$26,165	$13,015
Performance Services	12,547	13,079	21,988	25,265
Corporate	—	127	915	136
Total capital expenditures	$27,798	$19,486	$49,068	$38,416

	December 31, 2023	June 30, 2023
Total assets:
Supply Chain Services	$1,677,505	$1,317,076
Performance Services	1,241,943	1,209,353
Corporate	913,024	845,062
Total assets	3,832,472	3,371,491
Eliminations (b)	56	(4)
Total assets, net	$3,832,528	$3,371,487
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

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Income before income taxes	$72,144	$88,139	$128,492	$149,867
Equity in net loss (income) of unconsolidated affiliates (a)	666	(1,674)	2,392	(9,917)
Interest (income) expense, net	(2,438)	4,631	(2,633)	7,490
Other income, net	(4,679)	(2,930)	(3,587)	(766)
Operating income	65,693	88,166	124,664	146,674
Depreciation and amortization	20,267	21,439	40,595	44,878
Amortization of purchased intangible assets	12,512	13,047	25,200	23,499
Stock-based compensation (b)	8,495	2,801	15,388	10,150
Acquisition- and disposition-related expenses	1,198	3,138	7,403	5,298
Strategic initiative and financial restructuring-related expenses	1,284	7,527	3,030	9,046
Deferred compensation plan expense (c)	4,605	2,659	3,480	289
Other reconciling items, net	74	85	107	165
Non-GAAP Adjusted EBITDA (d)	$114,128	$138,862	$219,867	$239,999

Segment Non-GAAP Adjusted EBITDA:
Supply Chain Services (e)	$114,491	$126,315	$229,465	$239,504
Performance Services (e)	30,955	43,205	52,729	62,336
Corporate	(31,318)	(30,658)	(62,327)	(61,841)
Non-GAAP Adjusted EBITDA	$114,128	$138,862	$219,867	$239,999
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended December 31, 2023 and 2022 and $0.3 million for both the six months ended December 31, 2023 and 2022.
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
(16) SUBSEQUENT EVENTS
On February 5, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of the Company’s Class A common stock (“common stock”). Under the terms of the ASR Agreement, the Company will make a payment of $400.0 million to Bank of America and, by February 9, 2024, will receive initial deliveries of approximately $320.0 million in common stock based on the closing price on February 7, 2024, with the final settlement expected to be completed in the first quarter of fiscal year 2025.

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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue	$334,745	$359,626	$653,497	$673,499
Net income	52,866	64,374	95,276	107,333
Non-GAAP Adjusted EBITDA	114,128	138,862	219,867	239,999
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Strategic Review
On February 5, 2024, we announced that our Board of Directors has concluded its exploration of strategic alternatives. As part of the strategic review process, the Board of Directors has authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits; and S2S Global, our direct sourcing subsidiary.
Additionally, on February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock and on February 5, 2024, under the share repurchase authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of the Company’s Class A common stock (“common stock”). Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
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
Segment net revenue for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended December 31,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$217,855	$235,520	$(17,665)	(8)%	65%	65%
Performance Services	116,963	124,115	(7,152)	(6)%	35%	35%
Segment net revenue	$334,818	$359,635	$(24,817)	(7)%	100%	100%
Segment net revenue for the six months ended December 31, 2023 and 2022 was as follows (in thousands):

	Six Months Ended December 31,				% of Net Revenue
Net revenue:	2023	2022	Change		2023	2022
Supply Chain Services	$428,653	$455,214	$(26,561)	(6)%	66%	68%
Performance Services	224,969	218,304	6,665	3%	34%	32%
Segment net revenue	$653,622	$673,518	$(19,896)	(3)%	100%	100%
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
Sales and Acquisitions
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, we acquired, through our consolidated subsidiary, Contigo Health, certain assets and assumed certain liabilities of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”) for an adjusted purchase price of $177.5 million. The assets acquired and liabilities assumed relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians and other continuum of care providers in the U.S. Contigo Health also agreed to license proprietary cost containment technology of TRPN. TRPN has been integrated under Contigo Health and is reported as part of the Performance Services segment. See Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) for a purchase price estimated to be up to $740.0 million, which has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.

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
Impact of Inflation
While the U.S. inflation rate continues to decline from its peak in calendar year 2022, the U.S. economy is still experiencing elevated rates of inflation. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
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
Furthermore, as the Federal Reserve seeks to further reduce inflation, market interest rates may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs, logistics costs and global supply-chain disruption.
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
•Requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties, requests to delay service or payment on performance service contracts and requests from our suppliers for increases to their contracted prices.
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
New Accounting Standards
There were no new accounting standards adopted by the Company during the six months ended December 31, 2023.
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
Our Performance Services growth will depend upon the expansion to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products and the shift from recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset reductions in recurring SaaS-based revenue.
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
Other Income, Net
Other income, net, includes equity in net income of unconsolidated affiliates that is generated from our equity method investments. Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). Other income, net, includes interest income primarily related to interest earned on investments in money market funds and interest expense primarily related to funds borrowed through our Credit Facility and imputed interest expense associated with the liability related to the sale of future revenues (see Note 8 - Debt and Notes Payable and Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information). Other income, net, also includes, but is not limited to, interest income and expense, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, and any impairment on our assets or held-to-maturity investments.
Income Tax Expense
See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for discussion of income tax expense.
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At December 31, 2023, we recognized net loss attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of December 31, 2023, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 27% for the three and six months ended December 31, 2023 and 26% for the three and six months ended December 31, 2022.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2023 and 2022 and $0.3 million for both the six months ended December 31, 2023 and 2022 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
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

Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$149,563	45%	$154,423	43%	$298,590	46%	$304,429	45%
Software licenses, other services and support	129,401	39%	138,210	38%	248,541	38%	243,216	36%
Services and software licenses	278,964	83%	292,633	81%	547,131	84%	547,645	81%
Products	55,781	17%	66,993	19%	106,366	16%	125,854	19%
Net revenue	334,745	100%	359,626	100%	653,497	100%	673,499	100%
Cost of revenue:
Services and software licenses	65,990	20%	55,265	15%	130,122	20%	109,279	16%
Products	47,472	14%	61,620	17%	91,510	14%	119,494	18%
Cost of revenue	113,462	34%	116,885	33%	221,632	34%	228,773	34%
Gross profit	221,283	66%	242,741	67%	431,865	66%	444,726	66%
Operating expenses	155,590	46%	154,575	43%	307,201	47%	298,052	44%
Operating income	65,693	20%	88,166	25%	124,664	19%	146,674	22%
Other income (expense), net	6,451	2%	(27)	—%	3,828	1%	3,193	—%
Income before income taxes	72,144	22%	88,139	25%	128,492	20%	149,867	22%
Income tax expense	19,278	6%	23,765	7%	33,216	5%	42,534	6%
Net income	52,866	16%	64,374	18%	95,276	15%	107,333	16%
Net loss (income) attributable to non-controlling interest	1,436	—%	(328)	—%	3,787	1%	(571)	—%
Net income attributable to stockholders	$54,302	16%	$64,046	18%	$99,063	15%	$106,762	16%

Earnings per share attributable to stockholders:
Basic	$0.45		$0.54		$0.83		$0.90
Diluted	$0.45		$0.54		$0.82		$0.89
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
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$114,128	34%	$138,862	39%	$219,867	34%	$239,999	36%
Non-GAAP Adjusted Net Income	71,940	21%	84,168	23%	136,827	21%	140,400	21%
Non-GAAP Adjusted Earnings Per Share	0.60	nm	0.70	nm	1.14	nm	1.17	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$52,866	$64,374	$95,276	$107,333
Interest (income) expense, net	(2,438)	4,631	(2,633)	7,490
Income tax expense	19,278	23,765	33,216	42,534
Depreciation and amortization	20,267	21,439	40,595	44,878
Amortization of purchased intangible assets	12,512	13,047	25,200	23,499
EBITDA	102,485	127,256	191,654	225,734
Stock-based compensation	8,495	2,801	15,388	10,150
Acquisition- and disposition-related expenses	1,198	3,138	7,403	5,298
Strategic initiative and financial restructuring-related expenses	1,284	7,527	3,030	9,046
Equity in net loss (income) of unconsolidated affiliates	666	(1,674)	2,392	(9,917)
Other reconciling items, net (a)	—	(186)	—	(312)
Adjusted EBITDA	$114,128	$138,862	$219,867	$239,999

Income before income taxes	$72,144	$88,139	$128,492	$149,867
Equity in net loss (income) of unconsolidated affiliates	666	(1,674)	2,392	(9,917)
Interest (income) expense, net	(2,438)	4,631	(2,633)	7,490
Other income, net	(4,679)	(2,930)	(3,587)	(766)
Operating income	65,693	88,166	124,664	146,674
Depreciation and amortization	20,267	21,439	40,595	44,878
Amortization of purchased intangible assets	12,512	13,047	25,200	23,499
Stock-based compensation	8,495	2,801	15,388	10,150
Acquisition- and disposition-related expenses	1,198	3,138	7,403	5,298
Strategic initiative and financial restructuring-related expenses	1,284	7,527	3,030	9,046
Deferred compensation plan income	4,605	2,659	3,480	289
Other reconciling items, net (b)	74	85	107	165
Adjusted EBITDA	$114,128	$138,862	$219,867	$239,999

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Segment Adjusted EBITDA:
Supply Chain Services	$114,491	$126,315	$229,465	$239,504
Performance Services	30,955	43,205	52,729	62,336
Corporate	(31,318)	(30,658)	(62,327)	(61,841)
Adjusted EBITDA	$114,128	$138,862	$219,867	$239,999
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

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income attributable to stockholders	$54,302	$64,046	$99,063	$106,762
Income tax expense	19,278	23,765	33,216	42,534
Amortization of purchased intangible assets	12,512	13,047	25,200	23,499
Stock-based compensation	8,495	2,801	15,388	10,150
Acquisition- and disposition-related expenses	1,198	3,138	7,403	5,298
Strategic initiative and financial restructuring-related expenses	1,284	7,527	3,030	9,046
Equity in net loss (income) of unconsolidated affiliates	666	(1,674)	2,392	(9,917)
Other reconciling items, net (a)	813	1,091	1,742	2,359
Non-GAAP adjusted income before income taxes	98,548	113,741	187,434	189,731
Income tax expense on adjusted income before income taxes (b)	26,608	29,573	50,607	49,331
Non-GAAP Adjusted Net Income	$71,940	$84,168	$136,827	$140,400

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted Average:
Basic weighted average shares outstanding	119,702	118,787	119,523	118,569
Dilutive securities	355	865	572	1,273
Weighted average shares outstanding - diluted	120,057	119,652	120,095	119,842
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2023 and 26% of non-GAAP adjusted net income before incomes taxes for the three and six months ended December 31, 2022.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Basic earnings per share attributable to stockholders	$0.45	$0.54	$0.83	$0.90
Income tax expense	0.16	0.20	0.28	0.36
Amortization of purchased intangible assets	0.10	0.11	0.21	0.20
Stock-based compensation	0.07	0.02	0.13	0.09
Acquisition- and disposition-related expenses	0.01	0.03	0.06	0.04
Strategic initiative and financial restructuring-related expenses	0.01	0.06	0.03	0.08
Equity in net loss (income) of unconsolidated affiliates	0.01	(0.01)	0.02	(0.08)
Other reconciling items, net (a)	0.01	0.01	0.01	0.02
Impact of corporation taxes (b)	(0.22)	(0.25)	(0.42)	(0.42)
Impact of dilutive shares	—	(0.01)	(0.01)	(0.02)
Non-GAAP Adjusted Earnings Per Share	$0.60	$0.70	$1.14	$1.17
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets and imputed interest on notes payable to former limited partners.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% of non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2023 and 26% of non-GAAP adjusted net income before incomes taxes for the three and six months ended December 31, 2022.

Consolidated Results - Comparison of the Three and Six Months Ended December 31, 2023 to 2022
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $24.9 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to decreases of $11.2 million in products revenue, $8.8 million in software licenses and other services and support revenue and $4.8 million in net administrative fees revenue.
Net revenue decreased by $20.0 million during the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to decreases of $19.5 million in products revenue and $5.8 million in net administrative fees revenue, partially offset by an increase of $5.3 million in software licenses and other services and support revenue.
Cost of Revenue
Cost of revenue decreased by $3.4 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to a decrease of $14.1 million in cost of products revenue, partially offset by an increase of $10.7 million in cost of services and software licenses.
Cost of revenue decreased by $7.2 million during the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to a decrease of $28.0 million in cost of products revenue, partially offset by an increase of $20.8 million in cost of services and software licenses.
Operating Expenses
Operating expenses increased by $1.0 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily driven by an increase in SG&A expenses.
Operating expenses increased by $9.1 million during the six months ended December 31, 2023 compared to the six months ended December 31, 2022 primarily driven by increases of $7.6 million and $1.7 million in SG&A expenses and amortization of purchased intangible assets, respectively.
Other Income (Expense), Net
Other income (expense), net increased by $6.5 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to an increase of $7.1 million in interest income, net and an increase in income of $1.8 million in other income (expense), net, partially offset by a decrease in income of $2.3 million in equity in net income of unconsolidated affiliates.
Other income (expense), net was flat for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.
Income Tax Expense
For the three months ended December 31, 2023 and 2022, we recorded tax expense of $19.3 million and $23.8 million, respectively. The tax expense recorded during the three months ended December 31, 2023 and 2022 resulted in an effective tax rate of 27% for both periods.
For the six months ended December 31, 2023 and 2022, we recorded tax expense of $33.2 million and $42.5 million, respectively. The tax expense recorded during the six months ended December 31, 2023 and 2022 resulted in effective tax rates of 26% and 28%, respectively. The change in the effective tax rate is primarily attributable to the impact of a decrease in stock-based compensation expense, state law repricing and the statute of limitation release on uncertain tax positions. See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest decreased by $1.7 million to a net loss attributable to non-controlling interest of $1.4 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to our consolidated subsidiaries with non-controlling interests incurring a net loss in the current quarter.
Net income attributable to non-controlling interest decreased by $4.4 million to a net loss attributable to non-controlling interest of $3.8 million during the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively, primarily due to our consolidated subsidiaries with non-controlling interests incurring a net loss in the current year period.
Adjusted EBITDA
Adjusted EBITDA decreased by $24.8 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily driven by decreases of $12.3 million and $11.8 million in Performance Services and Supply Chain Services Adjusted EBITDA, respectively.
Adjusted EBITDA decreased by $20.1 million during the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily driven by decreases of $10.0 million and $9.6 million in Supply Chain Services and Performance Services Adjusted EBITDA, respectively.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
Net revenue:
Net administrative fees	$149,563	$154,423	$(4,860)	(3)%	$298,590	$304,429	$(5,839)	(2)%
Software licenses, other services and support	12,511	14,104	(1,593)	(11)%	23,697	24,931	(1,234)	(5)%
Services and software licenses	162,074	168,527	(6,453)	(4)%	322,287	329,360	(7,073)	(2)%
Products	55,781	66,993	(11,212)	(17)%	106,366	125,854	(19,488)	(15)%
Net revenue	217,855	235,520	(17,665)	(8)%	428,653	455,214	(26,561)	(6)%
Cost of revenue:
Services and software licenses	10,260	4,389	5,871	134%	20,659	9,597	11,062	115%
Products	47,472	61,620	(14,148)	(23)%	91,510	119,494	(27,984)	(23)%
Cost of revenue	57,732	66,009	(8,277)	(13)%	112,169	129,091	(16,922)	(13)%
Gross profit	160,123	169,511	(9,388)	(6)%	316,484	326,123	(9,639)	(3)%
Operating expenses:
Selling, general and administrative	56,630	49,792	6,838	14%	105,281	99,815	5,466	5%
Research and development	156	116	40	34%	242	245	(3)	(1)%
Amortization of purchased intangible assets	7,859	7,956	(97)	(1)%	15,790	16,039	(249)	(2)%
Operating expenses	64,645	57,864	6,781	12%	121,313	116,099	5,214	4%
Operating income	95,478	111,647	(16,169)	(14)%	195,171	210,024	(14,853)	(7)%
Depreciation and amortization	5,936	5,654			11,578	11,821
Amortization of purchased intangible assets	7,859	7,956			15,790	16,039
Acquisition- and disposition-related expenses	5,144	1,001			6,819	1,510
Other reconciling items, net	74	57			107	110
Segment Adjusted EBITDA	$114,491	$126,315	$(11,824)	(9)%	$229,465	$239,504	$(10,039)	(4)%
Comparison of the Three and Six Months Ended December 31, 2023 to 2022
Net Revenue
Supply Chain Services segment net revenue decreased by $17.7 million, or 8%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to decreases of $11.2 million in products revenue, $4.9 million in net administrative fees revenue and $1.6 million in software licenses, other services and support revenue.

Supply Chain Services segment net revenue decreased by $26.6 million, or 6%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022 primarily due to decreases of $19.5 million in products revenue, $5.8 million in net administrative fees revenue and $1.2 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees decreased by $4.9 million, or 3%, and $5.8 million, or 2%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively. The decreases in both periods were primarily driven by an increase in the aggregate blended member fee share due to market dynamics, partially offset by increased utilization and further penetration of our contracts by existing members.
Products Revenue
Products revenue decreased by $11.2 million, or 17%, and $19.5 million, or 15%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively. The decrease in products revenue is primarily a result of lower demand and pricing for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory by members purchased during the pandemic as well as pricing constraints on certain commodity products due to an excess market supply.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue decreased by $1.6 million, or 11%, and $1.2 million, or 5%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively. The decrease in software licenses, other services and support revenue is primarily due to a decrease in purchased services revenue, partially offset by an increase in supply chain co-management fees.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $8.3 million, or 13%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease was primarily attributable to the decrease in products cost of revenue of $14.1 million in relation to the aforementioned decrease in products revenue as well as lower logistics and products costs in the current period. This decrease was partially offset by an increase of $5.9 million in the cost of services and software licenses revenue due to an increase in personnel costs associated with increased headcount in support of our supply chain co-management business.
Supply Chain Services segment cost of revenue decreased by $16.9 million, or 13%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease was primarily attributable to the decrease in products cost of revenue of $28.0 million in relation to the aforementioned decrease in products revenue as well as lower logistics and products costs in the current period. This decrease was partially offset by an increase of $11.1 million in the cost of services and software licenses revenue due to an increase in personnel costs associated with increased headcount in support of our supply chain co-management business.
Operating Expenses
Supply Chain Services segment operating expenses increased by $6.8 million, or 12%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 due to an increase in SG&A expenses primarily due to an increase in acquisition- and disposition-related expenses driven by the change in the fair value of the Acurity and Nexera earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements) and an increase in employee-related expenses.
Supply Chain Services segment operating expenses increased by $5.2 million, or 4%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022 attributable to an increase in SG&A expenses primarily due to an increase in acquisition- and disposition-related expenses driven by the change in the fair value of the Acurity and Nexera earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements).
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $11.8 million, or 9%, and $10.0 million, or 4%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended

December 31, 2023 compared to the six months ended December 31, 2022, respectively. The decreases were primarily due to the aforementioned decrease in net revenue and higher personnel costs associated with increased headcount to support growth in our supply chain co-management business partially offset by lower logistics and products cost in our direct sourcing business.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$43,565	$49,664	$(6,099)	(12)%	88,905	97,412	$(8,507)	(9)%
Consulting services	21,921	18,514	3,407	18%	45,689	35,876	9,813	27%
Software licenses	20,868	30,804	(9,936)	(32)%	35,809	36,797	(988)	(3)%
Other	30,609	25,133	5,476	22%	54,566	48,219	6,347	13%
Net revenue	116,963	124,115	(7,152)	(6)%	224,969	218,304	6,665	3%
Cost of revenue:
Services and software licenses	55,730	50,876	4,854	10%	109,463	99,682	9,781	10%
Cost of revenue	55,730	50,876	4,854	10%	109,463	99,682	9,781	10%
Gross profit	61,233	73,239	(12,006)	(16)%	115,506	118,622	(3,116)	(3)%
Operating expenses:
Selling, general and administrative	37,834	45,026	(7,192)	(16)%	86,671	87,157	(486)	(1)%
Research and development	772	884	(112)	(13)%	1,549	1,730	(181)	(10)%
Amortization of purchased intangible assets	4,653	5,091	(438)	(9)%	9,410	7,460	1,950	26%
Operating expenses	43,259	51,001	(7,742)	(15)%	97,630	96,347	1,283	1%
Operating income	17,974	22,238	(4,264)	(19)%	17,876	22,275	(4,399)	(20)%
Depreciation and amortization	12,274	13,711			24,859	28,758
Amortization of purchased intangible assets	4,653	5,091			9,410	7,460
Acquisition- and disposition-related expenses	(3,946)	2,137			584	3,788
Other reconciling items, net	—	28			—	55
Segment Adjusted EBITDA	$30,955	$43,205	$(12,250)	(28)%	$52,729	$62,336	$(9,607)	(15)%
Comparison of the Three and Six Months Ended December 31, 2023 to 2022
Net Revenue
Net revenue in our Performance Services segment decreased by $7.2 million, or 6%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease was primarily attributable to a decrease of $9.9 million in software licenses driven by a decreased number of enterprise analytics license agreements entered into during the current year period compared to the prior year period and a decrease of $6.1 million in SaaS-based products subscription revenue due to conversion of SaaS-based products to licensed-based products in recent periods and contract expirations. These decreases were partially offset by increases of $5.5 million in other revenue related to data contracts in adjacent markets and $3.4 million in consulting services revenue through our PINC AI platform.
Net revenue in our Performance Services segment increased by $6.7 million, or 3%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was primarily attributable to growth of $9.8 million in consulting services driven by new agreements entered into during the current year period under our PINC AI platform, and an increase of $6.3 million in other revenue driven by increased data contracts in adjacent markets in the current year period and increases in Remitra revenue. These increases were partially offset by a decrease of $8.5 million in SaaS-based products subscription revenue primarily due to the conversion of SaaS-based products to licensed-based products in recent periods and contract expirations.

Cost of Revenue
Performance Services segment cost of revenue increased by $4.9 million, or 10%, and $9.8 million, or 10%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively. These increases were primarily due to an increase in consulting services expenses as well as higher costs associated with increased headcount to support our PINC AI platform in adjacent markets and our Contigo Health business, including incremental expenses attributable to the TRPN acquisition.
Operating Expenses
Performance Services segment operating expenses decreased by $7.7 million, or 15%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease was primarily driven by a decrease of $7.2 million in SG&A expenses primarily due to a decrease in acquisition- and disposition-related expenses primarily related to lower than anticipated payout of an earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements) and lower contractor costs associated with decreased net revenue.
Performance Services segment operating expenses increased by $1.3 million, or 1%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was primarily driven by an increase in amortization of purchased intangible assets primarily attributable to the TRPN acquisition and an increase in employee-related expenses. These increases were partially offset by a decrease in acquisition- and disposition-related expenses primarily related to lower than anticipated payout of an earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements).
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $12.3 million, or 28%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to the aforementioned decrease in net revenue and increase in costs of revenue, partially offset by the decrease in contractor costs.
Performance Services Segment Adjusted EBITDA decreased by $9.6 million, or 15%, during the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to the aforementioned increases in costs of revenue and employee-related expenses, partially offset by the increase in net revenue.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
Operating expenses:
Selling, general and administrative	$47,759	$45,719	$2,040	4%	$88,383	$85,625	$2,758	3%
Operating expenses	47,759	45,719	2,040	4%	88,383	85,625	2,758	3%
Operating loss	(47,759)	(45,719)	(2,040)	4%	(88,383)	(85,625)	(2,758)	3%
Depreciation and amortization	2,057	2,074			4,158	4,299
Stock-based compensation	8,495	2,801			15,388	10,150
Strategic initiative and financial restructuring-related expenses	1,284	7,527			3,030	9,046
Deferred compensation plan expense	4,605	2,659			3,480	289
Adjusted EBITDA	$(31,318)	$(30,658)	$(660)	(2)%	$(62,327)	$(61,841)	$(486)	(1)%
Comparison of the Three Months Ended December 31, 2023 to 2022
Operating Expenses
Corporate operating expenses increased by $2.0 million, or 4%, and $2.8 million, or 3%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022, respectively. These increases were primarily due to increases in deferred compensation plan expense as a result of market changes and stock-based compensation expense due to lower forecasted achievement of performance share awards in the prior year period. These increases were partially offset by a decrease in professional fees related to strategic initiative and financial restructuring-related activities in the current period.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and the six months ended December 31, 2023 compared to the six months ended December 31, 2022.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. In addition, at December 31, 2023, we had a higher cash balance due to cash proceeds received from the sale of our non-healthcare GPO member contracts in the first quarter of fiscal year 2024. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Class A common stock, if and when declared, repurchases of Class A common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of December 31, 2023 and June 30, 2023, we had cash and cash equivalents of $371.1 million and $89.8 million, respectively.
Credit Facility
At December 31, 2023, we had no outstanding borrowings under our Credit Facility. At June 30, 2023, we had $215.0 million of outstanding borrowings under our Credit Facility. During the six months ended December 31, 2023, we had no borrowings and repaid $215.0 million of borrowings under the Credit Facility.
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
Cash Dividends
In each of September 2023 and December 2023, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On January 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2024 to stockholders of record on March 1, 2024.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price estimated to be up to $740.0 million, which has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. As of December 31, 2023, we have received cash of $629.8 million, including the closing payment and payments out of escrow based on post-closing adjustments through that date. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.

Discussion of Cash Flows for the Six Months Ended December 31, 2023 and 2022
A summary of net cash flows is as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$35,380	$196,725
Investing activities	(49,068)	(227,466)
Financing activities	294,982	39,230
Effect of exchange rate changes on cash flows	23	(9)
Net increase in cash and cash equivalents	$281,317	$8,480
Net cash provided by operating activities decreased by $161.3 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in net cash provided by operating activities was due to an increase of cash paid for taxes of $152.0 million primarily related to proceeds received from the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA in the current year period, a decrease of $21.0 million in cash receipts driven by lower net revenue and collections in the current period and an increase of $7.0 million in cash paid primarily due to an increase in payable payments partially offset by a decrease in inventory purchases. These were partially offset by a decrease of cash paid for operating expenses of $19.8 million primarily due to a decrease in performance-related compensation.
Net cash used in investing activities decreased by $178.4 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in net cash used in investing activities was primarily due to the cash outlay for the TRPN acquisition in the six months ended December 31, 2022, partially offset by an increase in purchases of property and equipment.
Net cash provided by financing activities increased by $255.8 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase in net cash provided by financing activities was primarily driven by the proceeds from the sale of future revenues of $629.8 million in the current period (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information). This increase was partially offset by a decrease of $365.0 million in net borrowings under our Credit Facility.
Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2023 and 2022
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$35,380	$196,725
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(49,600)	(48,670)
Purchases of property and equipment	(49,068)	(38,416)
Non-GAAP Free Cash Flow	$(63,288)	$109,639
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the six months ended December 31, 2023, we paid $51.3 million to members including imputed interest of $1.7 million which is included in net cash provided by operating activities. During the six months ended December 31, 2022, we paid $51.3 million to members including imputed interest of $2.7 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $172.9 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in Non-GAAP Free Cash Flow was primarily due to the aforementioned

$161.3 million decrease in net cash provided by operating activities and an increase in purchases of property and equipment of $10.7 million.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At December 31, 2023, we had no outstanding borrowings under our Credit Facility and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at December 31, 2023.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Class A common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At December 31, 2023, we had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.19 to the 2023 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At December 31, 2023, $154.0 million remains to be paid without interest in six equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Other Notes Payable
At December 31, 2023, we had commitments of $1.0 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At December 31, 2023, we had commitments of $615.2 million, net of imputed interest of $87.5 million, for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from net administrative fees received in connection with the sold contracts commencing during the first quarter of fiscal year 2024 and continuing for at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In each of September 2023 and December 2023, we paid a cash dividend of $0.21 per share on outstanding shares of Class A common stock. On January 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2024 to stockholders of record on March 1, 2024.
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
Share Repurchase Authorization
On February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. On February 5, 2024, under the share repurchase authorization, we entered into an ASR Agreement with Bank of America to repurchase an aggregate of $400.0 million of shares of our common stock. Under the terms of the ASR Agreement, we will make a payment of $400.0 million to Bank of America and, by February 9, 2024, will receive initial deliveries of approximately $320.0 million in common stock based on the closing price on February 7, 2024. The final number of shares of common stock to be repurchased and retired under the share repurchase transaction under the ASR Agreement (the “ASR Transaction”) will be determined on completion of the ASR Transaction and will generally be based on the volume-weighted average share price of the common stock during the term of the ASR Transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the ASR Transaction is expected to be completed in the first quarter of fiscal year 2025. At settlement, under certain circumstances, Bank of America may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Bank of America.
Fiscal 2024 Developments
Impact of Inflation
While the U.S. inflation rate continues to decline from its peak in calendar year 2022, the U.S. economy is still experiencing elevated rates of inflation. We have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, rising interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
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
Furthermore, as the Federal Reserve seeks to further reduce inflation, market interest rates may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At December 31, 2023, we had no outstanding borrowings under our Credit Facility.
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
As of December 31, 2023, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended December 31, 2023, there were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the 2023 Annual Report.
Item 5. Other Information
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Premier, Inc., effective as of January 25, 2024 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 26, 2024).
10.1	Premier, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 1, 2023).+
10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2023 Equity Incentive Plan*+
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 6, 2024	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer