Form 10-Q
period 2024-03-31
Premier, Inc.
filed 2024-05-07
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of May 2, 2024, there were 104,820,281 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the nine months ended March 31, 2024 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•competition which could limit our ability to maintain or expand market share within our industry;
•our reliance on administrative fees that we receive from suppliers to our group purchasing organization (“GPO”) programs;
•our ability to maintain and add new members for our GPO programs, which will depend in part on competitive pressure to increase the administrative fee share we pay to members;
•consolidation in the healthcare industry;
•potential delays in recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;
•the impact to our business if members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;
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
•the impact on the price of our Class A common stock (“common stock”) if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of our common stock repurchased by us pursuant to any then existing common stock repurchase program and the timing of any such repurchases;
•the number of shares of common stock eligible for sale after the issuance of common stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as updated by our Quarterly Reports on Form 10-Q (including this Quarterly Report) filed with the SEC.
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

References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure through an exchange under which member owners who were limited partners of Premier LP converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into our common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2024	June 30, 2023
Assets
Cash and cash equivalents	$61,856	$89,793
Accounts receivable (net of $2,027 and $2,878 allowance for credit losses, respectively)	121,159	115,295
Contract assets (net of $1,217 and $885 allowance for credit losses, respectively)	334,256	299,219
Inventory	77,795	76,932
Prepaid expenses and other current assets	79,633	60,387
Total current assets	674,699	641,626
Property and equipment (net of $721,427 and $662,554 accumulated depreciation, respectively)	206,363	212,308
Intangible assets (net of $286,161 and $265,684 accumulated amortization, respectively)	279,053	430,030
Goodwill	995,852	1,012,355
Deferred income tax assets	805,741	653,629
Deferred compensation plan assets	52,754	50,346
Investments in unconsolidated affiliates	228,511	231,826
Operating lease right-of-use assets	21,700	29,252
Other assets	99,057	110,115
Total assets	$3,363,730	$3,371,487

Liabilities and stockholders' equity
Accounts payable	$67,341	$54,375
Accrued expenses	69,492	47,113
Revenue share obligations	291,762	262,288
Accrued compensation and benefits	77,780	60,591
Deferred revenue	20,502	24,311
Current portion of notes payable to former limited partners	101,059	99,665
Line of credit and current portion of long-term debt	1,008	216,546
Current portion of liability related to the sale of future revenues	36,615	—
Other current liabilities	60,120	50,574
Total current liabilities	725,679	815,463
Long-term debt, less current portion	—	734
Liability related to the sale of future revenues, less current portion	569,042	—
Notes payable to former limited partners, less current portion	25,555	101,523
Deferred compensation plan obligations	52,754	50,346
Operating lease liabilities, less current portion	13,074	21,864
Other liabilities	54,328	47,202
Total liabilities	1,440,432	1,037,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 111,249,656 shares issued and 104,820,281 shares outstanding at March 31, 2024 and 125,587,858 shares issued and 119,158,483 shares outstanding at June 30, 2023	1,112	1,256
Treasury stock, at cost; 6,429,375 shares at both March 31, 2024 and June 30, 2023	(250,129)	(250,129)
Additional paid-in capital	2,104,916	2,178,134
Retained earnings	67,400	405,102
Accumulated other comprehensive loss	(1)	(8)
Total stockholders' equity	1,923,298	2,334,355
Total liabilities and stockholders' equity	$3,363,730	$3,371,487
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue:
Net administrative fees	$156,819	$148,441	$455,409	$452,870
Software licenses, other services and support	129,187	116,579	377,728	359,795
Services and software licenses	286,006	265,020	833,137	812,665
Products	56,590	57,212	162,956	183,066
Net revenue	342,596	322,232	996,093	995,731
Cost of revenue:
Services and software licenses	70,336	54,149	200,458	163,428
Products	51,927	49,013	143,437	168,507
Cost of revenue	122,263	103,162	343,895	331,935
Gross profit	220,333	219,070	652,198	663,796
Operating expenses:
Selling, general and administrative	286,121	143,587	566,331	416,165
Research and development	661	1,001	2,452	2,976
Amortization of purchased intangible assets	12,280	11,916	37,480	35,415
Operating expenses	299,062	156,504	606,263	454,556
Operating (loss) income	(78,729)	62,566	45,935	209,240
Equity in net income (loss) of unconsolidated affiliates	753	4,630	(1,639)	14,547
Interest (expense) income, net	(1,763)	(4,269)	870	(11,759)
Other income, net	14,913	2,954	18,500	3,720
Other income, net	13,903	3,315	17,731	6,508
(Loss) income before income taxes	(64,826)	65,881	63,666	215,748
Income tax (benefit) expense	(15,664)	17,232	17,552	59,766
Net (loss) income	(49,162)	48,649	46,114	155,982
Net loss (income) attributable to non-controlling interest	8,967	(1,848)	12,754	(2,419)
Net (loss) income attributable to stockholders	$(40,195)	$46,801	$58,868	$153,563

Comprehensive (loss) income:
Net (loss) income	$(49,162)	$48,649	$46,114	$155,982
Comprehensive loss (income) attributable to non-controlling interest	8,967	(1,848)	12,754	(2,419)
Foreign currency translation (loss) gain	(16)	1	7	(8)
Comprehensive (loss) income attributable to stockholders	$(40,211)	$46,802	$58,875	$153,555

Weighted average shares outstanding:
Basic	111,156	118,872	116,754	118,668
Diluted	111,156	119,816	117,323	119,832

(Loss) earnings per share attributable to stockholders:
Basic	$(0.36)	$0.39	$0.50	$1.29
Diluted	$(0.36)	$0.39	$0.50	$1.28
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net loss attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	1,261	6,429	(250,129)	2,177,324	424,260	(11)	2,352,705
Issuance of Class A common stock under equity incentive plan	56	—	—	—	—	—	—	—
Issuance of Class A common stock under employee stock purchase plan	88	1	—	—	1,975	—	—	1,976
Stock-based compensation expense	—	—	—	—	8,378	—	—	8,378
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(151)	—	—	(151)
Net income	—	—	—	—	—	52,866	—	52,866
Net loss attributable to non-controlling interest	—	—	—	—	(1,436)	1,436	—	—
Change in ownership of consolidated entity	—	—	—	—	25	—	—	25
Dividends ($0.21 per share)	—	—	—	—	—	(25,616)	—	(25,616)
Foreign currency translation adjustment	—	—	—	—	—	—	26	26
Balance at December 31, 2023	119,816	1,262	6,429	(250,129)	2,186,115	452,946	15	2,390,209
Issuance of Class A common stock under equity incentive plan	35	—	—	—	—	—	—	—
Treasury stock	(15,031)	—	15,031	(322,992)	(80,000)	—	—	(402,992)
Retirement of Class A common stock	—	(150)	(15,031)	322,992	—	(322,842)	—	—
Stock-based compensation expense	—	—	—	—	8,145	—	—	8,145
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(403)	—	—	(403)
Net loss	—	—	—	—	—	(49,162)	—	(49,162)
Net loss attributable to non-controlling interest	—	—	—	—	(8,967)	8,967	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(22,509)	—	(22,509)
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Balance at March 31, 2024	104,820	$1,112	6,429	$(250,129)	$2,104,916	$67,400	$(1)	$1,923,298

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	694	7	—	—	637	—	—	644
Stock-based compensation expense	—	—	—	—	7,136	—	—	7,136
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,089)	—	—	(13,089)
Net income	—	—	—	—	—	42,959	—	42,959
Net income attributable to non-controlling interest	—	—	—	—	243	(243)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,097)	—	(25,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2022	118,746	1,252	6,429	(250,129)	2,161,000	349,309	(13)	2,261,419
Issuance of Class A common stock under equity incentive plan	54	—	—	—	60	—	—	60
Issuance of Class A common stock under employee stock purchase plan	67	1	—	—	2,267	—	—	2,268
Stock-based compensation expense	—	—	—	—	2,679	—	—	2,679
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	64,374	—	64,374
Net income attributable to non-controlling interest	—	—	—	—	328	(328)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(25,303)	—	(25,303)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Other	—	—	—	—	590	—	—	590
Balance at December 31, 2022	118,867	1,253	6,429	(250,129)	2,166,909	388,052	(12)	2,306,073
Issuance of Class A common stock under equity incentive plan	13	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,560	—	—	6,560
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(297)	—	—	(297)
Net income	—	—	—	—	—	48,649	—	48,649
Net income attributable to non-controlling interest	—	—	—	—	1,848	(1,848)	—	—
Change in ownership of consolidated entity	—	—	—	—	28	—	—	28
Dividends ($0.21 per share)	—	—	—	—	—	(25,223)	—	(25,223)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	118,880	$1,253	6,429	$(250,129)	$2,175,048	$409,630	$(11)	$2,335,791
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2024	2023
Operating activities
Net income	$46,114	$155,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,572	100,568
Equity in net loss (income) of unconsolidated affiliates	1,639	(14,547)
Deferred income taxes	(152,112)	2,083
Stock-based compensation	23,215	16,375
Impairment of assets	140,053	—
Other, net	(7,653)	3,066
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,864)	483
Contract assets	(37,693)	(31,975)
Inventory	(863)	25,221
Prepaid expenses and other assets	(668)	21,685
Accounts payable	15,673	8,641
Revenue share obligations	29,474	12,717
Accrued expenses, deferred revenue and other liabilities	40,383	30,879
Net cash provided by operating activities	190,270	331,178
Investing activities
Purchases of property and equipment	(67,626)	(58,464)
Sale of investment in unconsolidated affiliates	12,753	—
Acquisition of businesses and equity method investments, net of cash acquired	—	(187,750)
Other	(30)	(3,570)
Net cash used in investing activities	(54,903)	(249,784)
Financing activities
Payments on notes payable	(75,846)	(76,024)
Proceeds from credit facility	—	350,000
Payments on credit facility	(215,000)	(265,000)
Proceeds from sale of future revenues	629,820	—
Payments on liability related to the sale of future revenues	(24,163)	—
Cash dividends paid	(73,074)	(75,227)
Repurchase of Class A common stock	(400,000)	—
Other, net	(5,048)	(9,785)
Net cash used in financing activities	(163,311)	(76,036)
Effect of exchange rate changes on cash flows	7	(8)
Net (decrease) increase in cash and cash equivalents	(27,937)	5,350
Cash and cash equivalents at beginning of period	89,793	86,143
Cash and cash equivalents at end of period	$61,856	$91,493
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services and direct sourcing activities. The Performance Services segment consists of three sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer and life sciences markets; Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable healthcare providers that are also payers (e.g., payviders) and employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network; and Remitra®, the Company’s digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers.
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

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the nine months ended March 31, 2024 and 2023 (in thousands):

	Nine Months Ended March 31,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$24	$5
Accrued dividend equivalents	1,459	778
Accrued excise taxes related to repurchase of Class A common stock	2,992	—
Non-cash investment in unconsolidated affiliates	—	7,800
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
Treasury Stock and Share Retirement
Treasury stock purchases are recorded at cost. As the Company retires treasury shares acquired through share repurchases, the Company returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to retained earnings.
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
The Company has accounted for the TRPN acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The total fair value initially assigned to intangible assets acquired was $116.6 million, consisting primarily of the provider network.
The TRPN acquisition resulted in the initial recognition of $60.9 million of goodwill attributable to the anticipated profitability of TRPN, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The TRPN acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. As of March 31, 2024, the intangible assets and goodwill recognized as a result of the TRPN acquisition were fully impaired (see Note 7 - Goodwill and Intangible Assets).
TRPN has been integrated within Premier under Contigo Health and is reported as part of the Performance Services Segment. Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historical consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income (Loss)
			Three Months Ended		Nine Months Ended
	Carrying Value		March 31,		March 31,
	March 31, 2024	June 30, 2023	2024	2023	2024	2023
FFF	$136,080	$136,080	$—	$1,370	$—	$9,075
Exela	31,724	32,905	869	2,865	(1,181)	3,635
Qventus	16,000	16,000	—	—	—	—
Prestige	15,749	15,503	284	139	246	610
Other investments	28,958	31,338	(400)	256	(704)	1,227
Total investments	$228,511	$231,826	$753	$4,630	$(1,639)	$14,547
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at March 31, 2024 and June 30, 2023. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounts for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the 2023 Annual Report for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at March 31, 2024 and June 30, 2023. At March 31, 2024 and June 30, 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at March 31, 2024 and June 30, 2023. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through PRAM’s ownership of Prestige limited partnership units at March 31, 2024 and June 30, 2023. At March 31, 2024 and June 30, 2023, the Company owned approximately 26% of the membership interest of

PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Deferred compensation plan assets	$59,435	$59,435	$—	$—
Total assets	59,435	59,435	—	—

Earn-out liabilities	28,167	—	—	28,167
Total liabilities	$28,167	$—	$—	$28,167

June 30, 2023
Cash equivalents	$77	$77	$—	$—
Deferred compensation plan assets	55,566	55,566	—	—
Total assets	55,643	55,643	—	—

Earn-out liabilities	26,603	—	—	26,603
Total liabilities	$26,603	$—	$—	$26,603
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($6.7 million and $5.2 million at March 31, 2024 and June 30, 2023, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
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
Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability utilized a credit spread of 1.0% at March 31, 2024 and 1.6% at June 30, 2023. At March 31, 2024, the most likely outcome was determined to be $30.0 million from an undiscounted range of outcomes between $0 and $30.0 million. The fair value of the Acurity and Nexera earn-out liability at March 31, 2024 and June 30, 2023 was $28.2 million and $23.1 million, respectively.

Input assumptions	As of March 31, 2024	As of June 30, 2023
Probability of transferred member renewal percentage < 50%	—%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	—%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	—%	25.0%
Probability of transferred member renewal percentage > 80%	100.0%	60.0%
Credit spread	1.0%	1.6%
_________________________________
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.
A reconciliation of the Company’s earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases (Settlements) (a)	(Gain)/Loss (b)	Ending Balance
Three Months Ended March 31, 2024
Earn-out liabilities	$27,876	$—	$291	$28,167
Total Level 3 liabilities	$27,876	$—	$291	$28,167

Three Months Ended March 31, 2023
Earn-out liabilities	$24,098	$—	$3,076	$27,174
Total Level 3 liabilities	$24,098	$—	$3,076	$27,174

Nine Months Ended March 31, 2024
Earn-out liabilities	$26,603	$(1,375)	$2,939	$28,167
Total Level 3 liabilities	$26,603	$(1,375)	$2,939	$28,167

Nine Months Ended March 31, 2023
Earn-out liabilities	$22,789	$1,460	$2,925	$27,174
Total Level 3 liabilities	$22,789	$1,460	$2,925	$27,174
_________________________________
(a)Settlements for the nine months ended March 31, 2024 represent payments on earn-out liabilities. Purchases for the nine months ended March 31, 2023 includes an earn-out which had not been earned or paid as of March 31, 2023.
(b)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of March 31, 2024 and June 30, 2023, the notes payable to former limited partners were recorded net of discounts of $1.7 million and $4.2 million, respectively.
During the three months ended March 31, 2024, in conjunction with the Company’s assessment to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts, the Company recorded pre-tax impairment charges in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income of $9.8 million for property and equipment and $0.3 million for operating lease right-of-use assets related to the Contigo Health reporting unit. Goodwill and intangible assets related to the Contigo Health reporting unit were also impaired as a result of this analysis (see Note 7 - Goodwill and Intangible Assets).
Financial Instruments For Which Fair Value Only is Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value at both March 31, 2024 and June 30, 2023 based on an assumed market interest rate of 1.6%.

Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2024 that was included in the opening balance of deferred revenue at June 30, 2023 was $20.7 million, which is a result of satisfying certain performance obligations.
Performance Obligations
A performance obligation is a contractual obligation to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the agreement to transfer individual goods or services is not separately identifiable from other contractual obligations and, therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple phases or deliverable arrangements (licensing fees, software-as-a-service (“SaaS”) subscription fees, maintenance and support fees, and professional fees for consulting services).
Refer to the Company’s significant accounting policies in the 2023 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $7.3 million and $7.9 million was recognized during the three and nine months ended March 31, 2024, respectively, from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by increases of $6.2 million and $3.3 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period and increases of $1.1 million and $4.6 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $5.4 million and $3.9 million was recognized during the three and nine months ended March 31, 2023, respectively, from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $6.1 million and $6.6 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period. These increases were partially offset by a reduction of $0.7 million and $2.7 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $757.3 million. The Company expects to recognize approximately 37% of the remaining performance obligations over the next twelve months and an additional 22% over the following twelve months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Fiscal 2024 Impairment
In connection with the preparation of its quarterly financial statements during the third quarter of fiscal 2024, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. While there was no single determinative event or factor, potential triggering events during the third quarter of fiscal 2024 led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Contigo Health reporting unit was below its carrying value at March 31, 2024. The fair value of the reporting unit was computed using a discounted cash flow analysis. The discounted cash flow model uses thirteen-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free net cash flows of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, during the three and nine months ended March 31, 2024, the Company recorded an impairment charge related to the Contigo Health reporting unit recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive

Income. The pre-tax impairment charges comprised of $16.5 million for goodwill, $96.1 million for the provider network, $11.9 million for customer relationships, $0.6 million for technology, $0.3 million for non-compete agreements and $4.6 million for other intangible assets.
Fiscal 2023 Impairment
During the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million and $2.3 million related to the Contigo Health and Direct Sourcing reporting units, respectively. At March 31, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2023	$386,206	$626,149	$1,012,355
Impairment	—	(16,503)	(16,503)
March 31, 2024	$386,206	$609,646	$995,852
At March 31, 2024, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $70.9 million, respectively. At June 30, 2023, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $54.4 million, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		March 31, 2024			June 30, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(156,370)	$229,730	$386,100	$(136,751)	$249,349
Provider network	15.0 years	—	—	—	106,500	(5,029)	101,471
Technology	7.1 years	98,517	(71,984)	26,533	99,317	(67,581)	31,736
Customer relationships	9.3 years	41,430	(30,959)	10,471	57,930	(31,846)	26,084
Trade names	6.8 years	18,420	(13,052)	5,368	18,920	(11,983)	6,937
Non-compete agreements	5.2 years	17,315	(11,528)	5,787	17,715	(9,738)	7,977
Other (a)	4.1 years	3,432	(2,268)	1,164	9,232	(2,756)	6,476
Total		$565,214	$(286,161)	$279,053	$695,714	$(265,684)	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset as of June 30, 2023.
The net carrying value of intangible assets by segment was as follows (in thousands):

	March 31, 2024	June 30, 2023
Supply Chain Services	$246,271	$269,710
Performance Services (a)	32,782	160,320
Total intangible assets, net	$279,053	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset as of June 30, 2023.

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2024 (a)	$9,794
2025	38,189
2026	36,945
2027	34,294
2028	30,681
Thereafter	129,150
Total amortization expense	$279,053
(a)As of March 31, 2024, estimated amortization expense is for the period from April 1, 2024 to June 30, 2024.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Credit Facility	$—	$215,000
Notes payable to former limited partners, net of discount	126,614	201,188
Other notes payable	1,008	2,280
Total debt and notes payable	127,622	418,468
Less: current portion	(102,067)	(316,211)
Total long-term debt and notes payable	$25,555	$102,257
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
At March 31, 2024, the Company had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit. At June 30, 2023, the Company had $215.0 million in outstanding borrowings under the Credit Facility with $785.0 million of available borrowing capacity after reductions for outstanding borrowings and outstanding letters of credit. For the nine months ended March 31, 2024, the Company had no new borrowings and repaid $215.0 million of outstanding borrowings under the Credit Facility. At both March 31, 2024 and June 30, 2023, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%. At June 30, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.470%. The Company was in compliance with all covenants at March 31, 2024 and June 30, 2023.
Notes Payable
Notes Payable to Former Limited Partners
At March 31, 2024, the Company had $126.6 million of notes payable to former limited partners (“LP”), net of discounts on notes payable of $1.7 million, of which $101.1 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2023, the Company had $201.2 million of notes payable to former LPs, net of discounts on notes payable of $4.2 million, of which $99.7 million was recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.

Other
At March 31, 2024 and June 30, 2023, the Company had $1.0 million and $2.3 million in other notes payable, respectively, of which $1.0 million and $1.5 million, respectively, were included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for an initial base purchase price of $689.2 million. The initial base purchase price was subject to certain post-closing purchase price adjustments, and pursuant to the Equity Purchase Agreement at closing, OMNIA paid the Company $523.2 million in cash and deposited $166.0 million in cash into escrow. The release of the escrow and determination of the final total purchase price is subject to certain members agreeing to certain consents and certain related business performance measurements. As of March 31, 2024, the Company has received cash of $629.8 million, including the closing payment and payments out of escrow based on post-closing adjustments through that date. The Company is estimating the final total purchase price to be up to $738.0 million from OMNIA based on subsequent post-closing adjustments. The final total estimated purchase price has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. See Note 13 - Income Taxes for further income tax considerations on cash proceeds received as of March 31, 2024.
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
Changes to any of these factors could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three and nine months ended March 31, 2024, the Company did not record cumulative adjustments to the carrying amount of the liability.
At March 31, 2024, the Company had $605.7 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $36.6 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended March 31, 2024, the Company recorded $13.2 million and $39.7 million in revenue that was sold to OMNIA in net administrative fees and $3.9 million and $10.3 million, respectively, in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
The following table shows the activity of the liability related to the sale of future revenues since the transaction inception through March 31, 2024 (in thousands):

March 31, 2024
Proceeds from the sale of future revenues	$523,198
Proceeds from the release of escrow funds	106,622
Imputed interest expense associated with the sale of future revenues	10,306
Payments against the liability related to the sale of future revenues	(34,469)
Liability related to the sale of future revenues	$605,657
(10) STOCKHOLDERS' EQUITY
As of March 31, 2024, there were 104,820,281 shares of the Company’s Class A common stock (“common stock”), par value $0.01 per share, outstanding.
On February 5, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of the Company’s common stock, excluding fees and expenses. Under the terms of the ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, on February 8 and 9, 2024, received initial deliveries of an aggregate of 15.0 million shares of the Company’s common stock, or $320.0 million, based on the closing price on February 7, 2024 of $21.29 per share. The final number of shares to be repurchased will be based on the volume-weighted average stock price of the Company’s common stock during the term of the ASR Agreement, less a customary discount. Final settlement of the ASR Agreement is expected to occur in the first quarter of fiscal year 2025. The default settlement provision within the ASR Agreement is a net share settlement, however, the Company, in its sole discretion, in the event Bank of America delivered excess initial shares, has the ability to settle the contract either by issuing shares of the Company’s common stock or in cash.
The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings, and the unsettled portion of the ASR Agreement was recorded in additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument.
During the nine months ended March 31, 2024, the Company paid cash dividends of $0.21 per share on outstanding shares of the Company’s common stock to stockholders on each of September 15, 2023, December 15, 2023 and March 15, 2024. On April 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 15, 2024 to stockholders of record on June 1, 2024.
(11) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of the Company’s common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of the Company’s common stock.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income attributable to stockholders (a)	$(40,195)	$46,801	$58,868	$153,563

Denominator for (loss) earnings per share:
Basic weighted average shares outstanding	111,156	118,872	116,754	118,668
Effect of dilutive securities: (b)
Stock options	—	76	—	103
Restricted stock units	—	528	484	519
Performance share awards	—	340	85	542
Diluted weighted average shares	111,156	119,816	117,323	119,832

(Loss) earnings per share attributable to stockholders:
Basic	$(0.36)	$0.39	$0.50	$1.29
Diluted	$(0.36)	$0.39	$0.50	$1.28
_________________________________
(a)Net (loss) income attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(49,162)	$48,649	$46,114	$155,982
Net loss (income) attributable to non-controlling interest	8,967	(1,848)	12,754	(2,419)
Net (loss) income attributable to stockholders	$(40,195)	$46,801	$58,868	$153,563
(b)Stock options and restricted stock units excluded from diluted weighted average shares outstanding as their effects were anti-dilutive totaled 1.0 million and 1.2 million for the three and nine months ended March 31, 2024, respectively. Additionally, performance share awards excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period were 0.3 million and 0.2 million for the three and nine months ended March 31, 2024, respectively.
For both the three and nine months ended March 31, 2023, the effect of 0.3 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive. Additionally, for the three and nine months ended March 31, 2023, the effect of 0.4 million and 0.3 million performance share awards, respectively, was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% and 26% for the nine months ended March 31, 2024 and 2023, respectively, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Pre-tax stock-based compensation expense	$8,145	$6,560	$23,215	$16,375
Less: deferred tax benefit (a)	1,340	2,400	4,266	4,407
Total stock-based compensation expense, net of tax	$6,805	$4,160	$18,949	$11,968
_________________________________
(a)For both the three months ended March 31, 2024 and 2023, the deferred tax benefit was reduced by $0.7 million attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
For the nine months ended March 31, 2024 and 2023, the deferred tax benefit was reduced by $1.6 million and $0.2 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provided for grants of up to 14.8 million shares of the Company’s common stock, all of which were eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which became effective December 1, 2023 upon approval of Premier’s stockholders, provides for grants of up to 6.0 million shares of the Company’s common stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units or performance share awards. As of March 31, 2024, there were approximately 5.9 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options granted under either the 2013 Equity Incentive Plan or the 2023 Equity Incentive Plan for the nine months ended March 31, 2024:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2023	1,847,790	$33.11	1,470,824	$33.08	465,322	$33.15
Granted	1,108,353	21.61	684,026	18.70	—	—
Vested/exercised	(409,632)	32.16	(458,905)	29.18	—	—
Forfeited	(174,454)	29.48	(110,792)	31.01	(13,061)	32.30
Outstanding at March 31, 2024	2,372,057	$28.17	1,585,153	$28.15	452,261	$33.18

Stock options outstanding and exercisable at March 31, 2024					452,261	$33.18
Restricted stock units and restricted stock awards issued prior to June 1, 2023 generally vest in full at the end of a three-year period for employees and a one-year period for directors. Beginning June 1, 2023, restricted stock units and restricted stock awards issued to employees generally vest in equal annual installments over a three-year period. Performance share awards issued and outstanding generally vest at the end of a three-year period subject to whether and to what extent performance targets are met. Stock options generally vest in equal annual installments over a three-year period. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire on the earlier of the scheduled expiration date and twelve months after an employee’s termination with the Company; however, in certain termination circumstances, vested stock options will expire on the earlier of the scheduled expiration date and 90 days after an employee’s termination with the Company.

Unrecognized stock-based compensation expense at March 31, 2024 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$36,787	2.0 years
Performance share awards	17,864	1.9 years
Total unrecognized stock-based compensation expense	$54,651	2.0 years
At March 31, 2024, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no options exercised during the nine months ended March 31, 2024, and the stock options outstanding and exercisable at March 31, 2024 had zero aggregate intrinsic value.
(13) INCOME TAXES
Income tax benefit for the three months ended March 31, 2024 was $15.7 million, which reflects an effective tax rate of 24% compared to income tax expense of $17.2 million for the three months ended March 31, 2023, which reflects an effective tax rate of 26%. The change in the effective tax rate is primarily attributable to the current year impairment of assets. Excluding the impairment of assets, the effective tax rate would have been 26% for the three months ended March 31, 2024.
Income tax expense for the nine months ended March 31, 2024 and 2023 was $17.6 million and $59.8 million, respectively, which reflects effective tax rates of 28% for both periods.
During the nine months ended March 31, 2024, the Company recorded a $151.6 million cash tax obligation associated with the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA. As of March 31, 2024, the Company has made payments of $148.6 million for taxes related to the proceeds received from the sale of future revenues to OMNIA. The remaining $3.0 million will be paid during the remainder of fiscal year 2024. Additionally, during the nine months ended March 31, 2024, the Company recorded an offsetting deferred tax asset of $152.3 million to be recorded to income tax expense as the Company recognizes revenue associated with non-healthcare GPO member contracts.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended March 31, 2024 and 2023 was $2.4 million and $2.5 million, respectively. Operating lease expense for the nine months ended March 31, 2024 and 2023 was $7.3 million and $7.5 million, respectively. As of March 31, 2024, the weighted average remaining lease term was 2.1 years, and the weighted average discount rate was 4%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2024	June 30, 2023
2024 (a)	$3,150	$12,381
2025	12,389	12,389
2026	9,005	9,005
2027 (b)	1,324	1,324
Total future minimum lease payments	25,868	35,099
Less: imputed interest	1,085	1,947
Total operating lease liabilities (c)	$24,783	$33,152
_________________________________
(a)As of March 31, 2024, future minimum lease payments are for the period from April 1, 2024 to June 30, 2024.
(b)There are no future lease payment obligations after 2027.
(c)As of March 31, 2024, the Company had $11.7 million of operating lease liabilities within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue:
Supply Chain Services
Net administrative fees	$156,819	$148,441	$455,409	$452,870
Software licenses, other services and support	14,257	11,032	37,954	35,963
Services and software licenses	171,076	159,473	493,363	488,833
Products	56,590	57,212	162,956	183,066
Total Supply Chain Services (a)	227,666	216,685	656,319	671,899
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	43,627	44,685	132,532	142,097
Consulting services	21,561	22,087	67,250	57,963
Software licenses	26,533	14,400	62,342	51,197
Other (b)	23,282	24,384	77,848	72,603
Total Performance Services (a)	115,003	105,556	339,972	323,860
Total segment net revenue	342,669	322,241	996,291	995,759
Eliminations (a)	(73)	(9)	(198)	(28)
Net revenue	$342,596	$322,232	$996,093	$995,731
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health and certain revenue from Remitra and PINC AI.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Depreciation and amortization expense (a):
Supply Chain Services	$13,739	$13,002	$41,107	$40,862
Performance Services	17,143	17,189	51,412	53,407
Corporate	1,895	2,000	6,053	6,299
Total depreciation and amortization expense	$32,777	$32,191	$98,572	$100,568

Capital expenditures:
Supply Chain Services	$5,871	$6,571	$32,036	$19,586
Performance Services	12,240	13,311	34,228	38,576
Corporate	447	166	1,362	302
Total capital expenditures	$18,558	$20,048	$67,626	$58,464

	March 31, 2024	June 30, 2023
Total assets:
Supply Chain Services	$1,463,502	$1,317,076
Performance Services	1,099,323	1,209,353
Corporate	800,886	845,062
Total assets before eliminations	3,363,711	3,371,491
Eliminations (b)	19	(4)
Total assets	$3,363,730	$3,371,487
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

A reconciliation of (loss) income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
(Loss) income before income taxes	$(64,826)	$65,881	$63,666	$215,748
Equity in net (income) loss of unconsolidated affiliates (a)	(753)	(4,630)	1,639	(14,547)
Interest expense (income), net	1,763	4,269	(870)	11,759
Other income, net	(14,913)	(2,954)	(18,500)	(3,720)
Operating (loss) income	(78,729)	62,566	45,935	209,240
Depreciation and amortization	20,497	20,275	61,092	65,153
Amortization of purchased intangible assets	12,280	11,916	37,480	35,415
Stock-based compensation (b)	8,283	6,709	23,671	16,859
Acquisition- and disposition-related expenses	1,092	6,294	8,495	11,592
Strategic initiative and financial restructuring-related expenses	(61)	1,942	2,969	10,988
Deferred compensation plan expense (c)	3,889	2,859	7,369	3,148
Impairment of assets	140,053	—	140,053	—
Other reconciling items, net	(22)	95	85	260
Total Non-GAAP Adjusted EBITDA (d)	$107,282	$112,656	$327,149	$352,655

Non-GAAP Adjusted EBITDA (d):
Supply Chain Services (e)	$114,021	$117,474	$343,486	$356,978
Performance Services (e)	27,039	24,954	79,768	87,290
Segment Adjusted EBITDA	141,060	142,428	423,254	444,268
Corporate	(33,778)	(29,772)	(96,105)	(91,613)
Total Non-GAAP Adjusted EBITDA	$107,282	$112,656	$327,149	$352,655
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended March 31, 2024 and 2023 and $0.5 million for both the nine months ended March 31, 2024 and 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (“SEC”), as updated in Part II, Item 1A of this Quarterly Report.
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
We generated net revenue, net (loss) income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue	$342,596	$322,232	$996,093	$995,731
Net (loss) income	(49,162)	48,649	46,114	155,982
Non-GAAP Adjusted EBITDA	107,282	112,656	327,149	352,655
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net (loss) income to Non-GAAP Adjusted EBITDA.
Strategic Review
On February 5, 2024, we announced that our Board of Directors concluded its exploration of strategic alternatives. As part of the strategic review process, the Board of Directors has authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits, and S2S Global, our direct sourcing subsidiary.
Additionally, on February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“common stock”). On February 5, 2024, under the share repurchase authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our common stock. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
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
Segment net revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$227,666	$216,685	$10,981	5%	66%	67%
Performance Services	115,003	105,556	9,447	9%	34%	33%
Segment net revenue	$342,669	$322,241	$20,428	6%	100%	100%
Segment net revenue for the nine months ended March 31, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended March 31,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$656,319	$671,899	$(15,580)	(2)%	66%	67%
Performance Services	339,972	323,860	16,112	5%	34%	33%
Segment net revenue	$996,291	$995,759	$532	—%	100%	100%
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
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) for a purchase price estimated to be up to $738.0 million, which has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.

Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2023 Annual Report as updated by our Quarterly Reports on Form 10-Q (including this Quarterly Report) filed with the SEC.
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
Impact of Inflation
While the U.S. inflation rate has declined from its peak in calendar year 2022, the U.S. economy is still experiencing elevated rates of inflation compared to the recent past. We believe that we have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, higher interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials compared to pre-pandemic levels; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals. See Item 1A “Risk Factors” in our 2023 Annual Report.
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
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See Item 1A “Risk Factors” in our 2023 Annual Report.
Pandemics, Epidemics or Public Health Emergencies
In addition to the trends in the U.S. healthcare market discussed above, the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and the impact on the healthcare industry impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, we remain subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and the uncertain impacts those events could have on our business, results of operations, financial condition, cash flows and prospects of the trading price of our common stock. Among other risks, future pandemics, epidemics or other public health emergencies could lead to labor shortages, quarantines, travel and other restrictions, disruptions in the global supply chain, financial and operational harm to our members, customers, and suppliers, and a general decline in the overall U.S. and worldwide economy and capital markets. These and other risks of future pandemics, epidemics and other public health emergencies could lead to reduced demand for our products and services or the ability of our customers to pay for our products and services, disruption in our operations and our ability to deliver our products and services, disruption in the operation of suppliers that deliver products to our members, and adverse impacts on our ability to access capital on acceptable terms as may be needed for our business. The impact of another pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in the Item 1A “Risk Factors” section of the 2023 Annual Report, as updated in Part II, Item 1A of this Quarterly Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any public health emergency and actions taken to contain its spread and mitigate its public health effects.
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
Goodwill
We perform goodwill impairment testing on an annual basis as well as when impairment indicators are present. On a quarterly basis, we perform a qualitative assessment to determine if an impairment is more likely than not to have occurred and evaluate whether the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.
If our qualitative assessment for a reporting unit identifies indicators or impairment, we then test goodwill for impairment by performing a quantitative assessment, which includes comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and a goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value.
Based on a qualitative analysis performed, we determined impairment indicators were present and the carrying value of certain reporting units more likely than not exceeded their fair value at March 31, 2024. During the three months ended March 31, 2024, we performed a quantitative assessment over the Informatics and Technology Services (“ITS”) reporting unit’s $578.9 million goodwill balance. During the quantitative assessment, the fair value of the reporting unit was computed using a discounted cash flow analysis and market-based approach. The discounted cash flow model is based on the most recent budget and long-term forecast plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow model include, but are not limited to, a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free working capital of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, for the three months ended March 31, 2024, we determined that the fair value of the ITS reporting unit exceeded its carrying value and therefore, goodwill is not impaired.
We also performed a quantitative assessment on our Contigo Health reporting unit which resulted in $140.1 million in impairment losses. Refer to Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information on the impairment losses recognized in fiscal 2024.
New Accounting Standards
There were no new accounting standards adopted by the Company during the nine months ended March 31, 2024.
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
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans, the number of members and other customers that purchase products through our direct sourcing activities, the continued impact of members’ and other customers’ elevated inventory levels on our direct sourcing business and the impact of competitive pricing. Some of our GPO competitors currently offer higher revenue share arrangements compared to our average arrangements. This competitive pressure has recently resulted in an increase of our average fee share paid to members as we have renewed certain GPO member contracts during fiscal 2024, a trend that is expected to continue, particularly as we continue to renew additional GPO member contracts that were extended at the time of our August 2020 Restructuring, a majority of which will be subject to renewal in fiscal year 2025 with others in fiscal 2026 and 2027. Also refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
Refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our business.

Operating Expenses
Operating expenses includes selling, general and administrative (“SG&A”) expenses, research and development expenses and amortization of purchased intangible assets.
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and financial restructuring-related expenses; indirect costs such as insurance, professional fees and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other Income, Net
Other income, net, primarily includes interest income and expense, equity in net income of unconsolidated affiliates that is generated from our equity method investments and impairment of our assets or held-to-maturity investments, if any. Other income, net, may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
•Interest income is primarily related to interest earned on investments in money market funds while interest expense is primarily related to funds borrowed through our Credit Facility as well as imputed interest expense on non-interest bearing debt (see Note 8 - Debt and Notes Payable and Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information).
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information).
Income Tax Expense
See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for discussion of income tax expense.
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At March 31, 2024, we recognized net loss attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of March 31, 2024, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items and (v) excluding the equity in net income of unconsolidated affiliates. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings (Loss) Per Share to the accompanying condensed consolidated financial statements for further information). We have revised the definition for Adjusted Net Income from the definition reported in the 2023 Annual Report to (1) remove the exclusion of the impact of adjustment of redeemable limited partners’ capital to redemption amount, (2) remove the impact of the exchange of all Class B common units for shares of Class A common stock for periods prior to our August 2020 Restructuring and the resulting elimination of non-controlling interest in Premier LP, and (3) add the exclusion of equity earnings in unconsolidated affiliates. For comparability purposes, prior year Adjusted Net Income is presented based on the current definition.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 29% for the three and nine months ended March 31, 2024 and 26% for the three and nine months ended March 31, 2023.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2024 and 2023 and $0.5 million for both the nine months ended March 31, 2024 and 2023 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting and other expenses related to acquisition activities and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include financial advisor fees, legal fees and other expenses related to disposition activities.

Strategic initiative and financial restructuring-related expenses
Strategic initiative and financial restructuring-related expenses include legal, accounting and other expenses related to strategic initiative and financial restructuring-related activities.
Other reconciling items
Other reconciling items include, but are not limited to, gains and losses on disposal of long-lived assets, imputed interest on notes payable to former limited partners and any impact from non-controlling interest on adjustments to net (loss) income attributable to stockholders.
Results of Operations
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$156,819	46%	$148,441	46%	$455,409	46%	$452,870	45%
Software licenses, other services and support	129,187	38%	116,579	36%	377,728	38%	359,795	36%
Services and software licenses	286,006	83%	265,020	82%	833,137	84%	812,665	82%
Products	56,590	17%	57,212	18%	162,956	16%	183,066	18%
Net revenue	342,596	100%	322,232	100%	996,093	100%	995,731	100%
Cost of revenue:
Services and software licenses	70,336	21%	54,149	17%	200,458	20%	163,428	16%
Products	51,927	15%	49,013	15%	143,437	14%	168,507	17%
Cost of revenue	122,263	36%	103,162	32%	343,895	35%	331,935	33%
Gross profit	220,333	64%	219,070	68%	652,198	65%	663,796	67%
Operating expenses	299,062	87%	156,504	49%	606,263	61%	454,556	46%
Operating (loss) income	(78,729)	(23)%	62,566	19%	45,935	5%	209,240	21%
Other income, net	13,903	4%	3,315	1%	17,731	2%	6,508	1%
(Loss) income before income taxes	(64,826)	(19)%	65,881	20%	63,666	6%	215,748	22%
Income tax (benefit) expense	(15,664)	(5)%	17,232	5%	17,552	2%	59,766	6%
Net (loss) income	(49,162)	(14)%	48,649	15%	46,114	5%	155,982	16%
Net loss (income) attributable to non-controlling interest	8,967	3%	(1,848)	(1)%	12,754	1%	(2,419)	—%
Net (loss) income attributable to stockholders	$(40,195)	(12)%	$46,801	15%	$58,868	6%	$153,563	15%

(Loss) earnings per share attributable to stockholders:
Basic	$(0.36)		$0.39		$0.50		$1.29
Diluted	$(0.36)		$0.39		$0.50		$1.28

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
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$107,282	31%	$112,656	35%	$327,149	33%	$352,655	35%
Non-GAAP Adjusted Net Income	61,191	18%	66,357	21%	192,279	19%	207,391	21%
Non-GAAP Adjusted Earnings Per Share	0.55	nm	0.55	nm	1.64	nm	1.73	nm
nm = Not meaningful
The following tables provide the reconciliation of net (loss) income to Adjusted EBITDA and the reconciliation of (loss) income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(49,162)	$48,649	$46,114	$155,982
Interest expense (income), net	1,763	4,269	(870)	11,759
Income tax (benefit) expense	(15,664)	17,232	17,552	59,766
Depreciation and amortization	20,497	20,275	61,092	65,153
Amortization of purchased intangible assets	12,280	11,916	37,480	35,415
EBITDA	(30,286)	102,341	161,368	328,075
Stock-based compensation	8,283	6,709	23,671	16,859
Acquisition- and disposition-related expenses	1,092	6,294	8,495	11,592
Strategic initiative and financial restructuring-related expenses	(61)	1,942	2,969	10,988
Equity in net (income) loss of unconsolidated affiliates	(753)	(4,630)	1,639	(14,547)
Gain on sale of investment in unconsolidated affiliates	(11,046)	—	(11,046)	—
Impairment of assets	140,053	—	140,053	—
Other reconciling items, net (a)	—	—	—	(312)
Total Adjusted EBITDA	$107,282	$112,656	$327,149	$352,655

(Loss) income before income taxes	$(64,826)	$65,881	$63,666	$215,748
Equity in net (income) loss of unconsolidated affiliates	(753)	(4,630)	1,639	(14,547)
Interest expense (income), net	1,763	4,269	(870)	11,759
Other income, net	(14,913)	(2,954)	(18,500)	(3,720)
Operating (loss) income	(78,729)	62,566	45,935	209,240
Depreciation and amortization	20,497	20,275	61,092	65,153
Amortization of purchased intangible assets	12,280	11,916	37,480	35,415
Stock-based compensation	8,283	6,709	23,671	16,859
Acquisition- and disposition-related expenses	1,092	6,294	8,495	11,592
Strategic initiative and financial restructuring-related expenses	(61)	1,942	2,969	10,988
Deferred compensation plan expense	3,889	2,859	7,369	3,148
Impairment of assets	140,053	—	140,053	—
Other reconciling items, net (b)	(22)	95	85	260
Total Adjusted EBITDA	$107,282	$112,656	$327,149	$352,655

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Adjusted EBITDA:
Supply Chain Services	$114,021	$117,474	$343,486	$356,978
Performance Services	27,039	24,954	79,768	87,290
Segment Adjusted EBITDA	141,060	142,428	423,254	444,268
Corporate	(33,778)	(29,772)	(96,105)	(91,613)
Total Adjusted EBITDA	$107,282	$112,656	$327,149	$352,655
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.
The following table provides the reconciliation of net (loss) income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income attributable to stockholders	$(40,195)	$46,801	$58,868	$153,563
Income tax (benefit) expense	(15,664)	17,232	17,552	59,766
Amortization of purchased intangible assets	12,280	11,916	37,480	35,415
Stock-based compensation	8,283	6,709	23,671	16,859
Acquisition- and disposition-related expenses	1,092	6,294	8,495	11,592
Strategic initiative and financial restructuring-related expenses	(61)	1,942	2,969	10,988
Equity in net (income) loss of unconsolidated affiliates	(753)	(4,630)	1,639	(14,547)
Gain on sale of investment in unconsolidated affiliates	(11,046)	—	(11,046)	—
Impairment of assets	140,053	—	140,053	—
Other reconciling items, net (a)	(7,805)	3,408	(8,866)	6,622
Non-GAAP adjusted income before income taxes	86,184	89,672	270,815	280,258
Income tax expense on adjusted income before income taxes (b)	24,993	23,315	78,536	72,867
Non-GAAP Adjusted Net Income	$61,191	$66,357	$192,279	$207,391

Reconciliation of denominator for (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted Average:
Basic weighted average shares outstanding	111,156	118,872	116,754	118,668
Dilutive securities	564	944	569	1,164
Weighted average shares outstanding - diluted	111,720	119,816	117,323	119,832
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on notes payable to former limited partners and the impact from non-controlling interest on adjustments to net (loss) income attributable to stockholders, including the portion of impairment of assets attributable to Contigo Health’s non-controlling interest.
(b)Reflects income tax expense at an estimated effective income tax rate of 29% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2024 and 26% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2023.

The following table provides the reconciliation of (loss) earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Basic (loss) earnings per share attributable to stockholders	$(0.36)	$0.39	$0.50	$1.29
Income tax (benefit) expense	(0.14)	0.14	0.15	0.50
Amortization of purchased intangible assets	0.11	0.10	0.32	0.30
Stock-based compensation	0.07	0.06	0.20	0.14
Acquisition- and disposition-related expenses	0.01	0.05	0.07	0.10
Strategic initiative and financial restructuring-related expenses	—	0.02	0.03	0.09
Equity in net (income) loss of unconsolidated affiliates	(0.01)	(0.04)	0.01	(0.12)
Gain on sale of investment in unconsolidated affiliates	(0.10)	—	(0.09)	—
Impairment of assets	1.26	—	1.20	—
Other reconciling items, net (a)	(0.07)	0.03	(0.07)	0.06
Impact of corporation taxes (b)	(0.22)	(0.20)	(0.67)	(0.61)
Impact of dilutive shares	—	—	(0.01)	(0.02)
Non-GAAP Adjusted Earnings Per Share	$0.55	$0.55	$1.64	$1.73
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on notes payable to former limited partners and the impact from non-controlling interest on adjustments to net (loss) income attributable to stockholders, including the portion of impairment of assets attributable to Contigo Health’s non-controlling interest.
(b)Reflects income tax expense at an estimated effective income tax rate of 29% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2024 and 26% of non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2023.
Consolidated Results - Comparison of the Three and Nine Months Ended March 31, 2024 to 2023
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue increased by $20.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increases of $12.6 million in software licenses and other services and support revenue and $8.4 million in net administrative fees revenue.
Net revenue increased by $0.4 million during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to increases of $17.9 million in software licenses and other services and support revenue and $2.5 million in net administrative fees revenue. These increases were partially offset by a decrease of $20.1 million in products revenue.
Cost of Revenue
Cost of revenue increased by $19.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increases of $16.2 million in cost of services and software licenses and $2.9 million in cost of products revenue.
Cost of revenue increased by $12.0 million during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to an increase of $37.1 million in cost of services and software licenses, partially offset by a decrease of $25.1 million in cost of products revenue.
Operating Expenses
Operating expenses increased by $142.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by an increase in SG&A expenses.
Operating expenses increased by $151.7 million during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 primarily driven by increases of $150.1 million and $2.1 million in SG&A expenses and amortization of purchased intangible assets, respectively.

Other Income (Expense), Net
Other income (expense), net increased by $10.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a gain on the sale of an investment in unconsolidated affiliates for $11.0 million and a decrease of $2.5 million in interest expense, net, partially offset by a decrease in income of $3.9 million in equity in net income of unconsolidated affiliates.
Other income (expense), net increased by $11.2 million during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to an increase of $12.6 million in interest income, net, a gain on the sale of an investment in unconsolidated affiliates of $11.0 million and an increase in income of $3.8 million in other income (expense), net, partially offset by a decrease in income of $16.2 million in equity in net income of unconsolidated affiliates primarily due to FFF no longer being accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information) as well as lower current year performance from our other equity method investments.
Income Tax (Benefit) Expense
For the three months ended March 31, 2024, we recorded a tax benefit of $15.7 million compared to tax expense of $17.2 million during the three months ended March 31, 2023. The tax benefit and expense recorded during the three months ended March 31, 2024 and 2023 resulted in effective tax rates of 24% and 26%, respectively. The change in the effective tax rate is primarily attributable to the current year impairment of assets. Excluding the impairment of assets, the effective tax rate would have been 26% for the three months ended March 31, 2024. See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for further information.
For the nine months ended March 31, 2024 and 2023, we recorded tax expense of $17.6 million and $59.8 million, respectively. The tax expense recorded during the nine months ended March 31, 2024 and 2023 resulted in effective tax rates of 28% for both periods.
Net Income/Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest of $9.0 million during the three months ended March 31, 2024 changed by $10.8 million from net income attributable to non-controlling interest of $1.8 million during the three months ended March 31, 2023, primarily due to our consolidated subsidiaries with non-controlling interests incurring a net loss in the current year period.
Net loss attributable to non-controlling interest of $12.8 million during the nine months ended March 31, 2024 changed by $15.2 million from net income attributable to non-controlling interest of $2.4 million during the nine months ended March 31, 2023, primarily due to our consolidated subsidiaries with non-controlling interests incurring a net loss in the current year period.
Adjusted EBITDA
Adjusted EBITDA decreased by $5.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by decreases of $4.0 million and $3.5 million in Corporate and Supply Chain Services Adjusted EBITDA, respectively, partially offset by an increase of $2.1 million in Performance Services Adjusted EBITDA.
Adjusted EBITDA decreased by $25.6 million during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily driven by decreases of $13.5 million, $7.5 million and $4.5 million in Supply Chain Services, Performance Services and Corporate Adjusted EBITDA, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
Net revenue:
Net administrative fees	$156,819	$148,441	$8,378	6%	$455,409	$452,870	$2,539	1%
Software licenses, other services and support	14,257	11,032	3,225	29%	37,954	35,963	1,991	6%
Services and software licenses	171,076	159,473	11,603	7%	493,363	488,833	4,530	1%
Products	56,590	57,212	(622)	(1)%	162,956	183,066	(20,110)	(11)%
Net revenue	227,666	216,685	10,981	5%	656,319	671,899	(15,580)	(2)%
Cost of revenue:
Services and software licenses	14,005	4,134	9,871	239%	34,664	13,731	20,933	152%
Products	51,927	49,013	2,914	6%	143,437	168,507	(25,070)	(15)%
Cost of revenue	65,932	53,147	12,785	24%	178,101	182,238	(4,137)	(2)%
Gross profit	161,734	163,538	(1,804)	(1)%	478,218	489,661	(11,443)	(2)%
Operating expenses:
Selling, general and administrative	54,569	52,033	2,536	5%	159,850	151,848	8,002	5%
Research and development	80	77	3	4%	322	322	—	—%
Amortization of purchased intangible assets	7,649	7,931	(282)	(4)%	23,439	23,970	(531)	(2)%
Operating expenses	62,298	60,041	2,257	4%	183,611	176,140	7,471	4%
Operating (loss) income	99,436	103,497	(4,061)	(4)%	294,607	313,521	(18,914)	(6)%
Depreciation and amortization	6,090	5,071			17,668	16,892
Amortization of purchased intangible assets	7,649	7,931			23,439	23,970
Acquisition- and disposition-related expenses	850	907			7,669	2,417
Other reconciling items, net	(4)	68			103	178
Segment Adjusted EBITDA	$114,021	$117,474	$(3,453)	(3)%	$343,486	$356,978	$(13,492)	(4)%
Comparison of the Three and Nine Months Ended March 31, 2024 to 2023
Net Revenue
Supply Chain Services segment net revenue increased by $11.0 million, or 5%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases of $8.4 million in net administrative fees revenue and $3.2 million in software licenses, other services and support revenue.
Supply Chain Services segment net revenue decreased by $15.6 million, or 2%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 primarily due to a decrease of $20.1 million in products revenue, partially offset by increases of $2.5 million in net administrative fees revenue and $2.0 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees increased by $8.4 million, or 6%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and $2.5 million, or 1%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. These increases were primarily due to increased utilization and further penetration of our contracts by existing members and one-time contractual payments received from certain GPO members due to early termination in breach of their contracts. These increases were partially offset by an increase in the aggregate blended fee share paid to members due to market dynamics as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements.

Products Revenue
Products revenue was flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Products revenue decreased by $20.1 million, or 11%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, respectively. The decrease in products revenue is primarily a result of lower demand and pricing for commodity products and other previously high-demand supplies due to members’ and other customers’ elevated inventory levels and continued utilization of excess inventory by members purchased during the pandemic as well as pricing constraints on certain commodity products due to an excess market supply.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $3.2 million, or 29%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and $2.0 million, or 6%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase in software licenses, other services and support revenue is primarily due to an increase in supply chain co-management fees driven by new agreements partially offset by a decrease in purchased services technology license and subscription revenue.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $12.8 million, or 24%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to the increase of $9.9 million in the cost of services and software licenses revenue due to an increase in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business as well as an increase in products cost of revenue of $2.9 million primarily driven by higher logistics costs.
Supply Chain Services segment cost of revenue decreased by $4.1 million, or 2%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was primarily attributable to the decrease in products cost of revenue of $25.1 million in relation to the aforementioned decrease in products revenue as well as lower logistics and products costs in the current period. These decreases were partially offset by an increase of $20.9 million in the cost of services and software licenses revenue due to an increase in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business.
Operating Expenses
Supply Chain Services segment operating expenses increased by $2.3 million, or 4%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in SG&A expenses primarily due to an increase in depreciation expense and an increase in employee-related expenses including higher forecasted fiscal 2024 performance-related compensation expense as compared to lower fiscal 2023 actual performance-related compensation expense.
Supply Chain Services segment operating expenses increased by $7.5 million, or 4%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 attributable to an increase in SG&A expenses primarily due to an increase in acquisition- and disposition-related expenses driven by the change in the fair value of the Acurity and Nexera earn-out liability of $5.0 million (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements) as well as an increase in depreciation expense related to increased capitalized software in the current year period and an increase in technology subscriptions.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $3.5 million, or 3%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to the aforementioned increase in cost of revenue, including higher personnel costs associated with increased headcount to support growth in our supply chain co-management business.
Supply Chain Services Segment Adjusted EBITDA decreased by $13.5 million, or 4%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was primarily due to the aforementioned decrease in net revenue and higher personnel costs associated with increased headcount to support growth in our supply chain co-management business partially offset by lower logistics and products cost in our direct sourcing business.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$43,627	$44,685	$(1,058)	(2)%	132,532	142,097	$(9,565)	(7)%
Consulting services	21,561	22,087	(526)	(2)%	67,250	57,963	9,287	16%
Software licenses	26,533	14,400	12,133	84%	62,342	51,197	11,145	22%
Other	23,282	24,384	(1,102)	(5)%	77,848	72,603	5,245	7%
Net revenue	115,003	105,556	9,447	9%	339,972	323,860	16,112	5%
Cost of revenue:
Services and software licenses	56,331	50,015	6,316	13%	165,794	149,697	16,097	11%
Cost of revenue	56,331	50,015	6,316	13%	165,794	149,697	16,097	11%
Gross profit	58,672	55,541	3,131	6%	174,178	174,163	15	—%
Operating expenses:
Selling, general and administrative	183,841	48,281	135,560	281%	270,512	135,438	135,074	100%
Research and development	581	924	(343)	(37)%	2,130	2,654	(524)	(20)%
Amortization of purchased intangible assets	4,631	3,985	646	16%	14,041	11,445	2,596	23%
Operating expenses	189,053	53,190	135,863	255%	286,683	149,537	137,146	92%
Operating income	(130,381)	2,351	(132,732)	(5,646)%	(112,505)	24,626	(137,131)	(557)%
Depreciation and amortization	12,512	13,204			37,371	41,962
Amortization of purchased intangible assets	4,631	3,985			14,041	11,445
Acquisition- and disposition-related expenses	242	5,387			826	9,175
Impairment of assets	140,053	—			140,053	—
Other reconciling items, net	(18)	27			(18)	82
Segment Adjusted EBITDA	$27,039	$24,954	$2,085	8%	$79,768	$87,290	$(7,522)	(9)%
Comparison of the Three and Nine Months Ended March 31, 2024 to 2023
Net Revenue
Net revenue in our Performance Services segment increased by $9.4 million, or 9%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $12.1 million in software licenses driven by an increase in enterprise analytics license revenue during the current year period compared to the prior year period. This increase was partially offset by decreases of $1.1 million in other revenue related to a decrease in data contracts in adjacent markets compared to the prior year period and $1.1 million in SaaS-based products subscription revenue primarily due to contract expirations as well as conversion of SaaS-based products to licensed-based products in recent periods.
Net revenue in our Performance Services segment increased by $16.1 million, or 5%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase was attributable to an increase of $11.1 million in software licenses driven by an increase in enterprise analytics license revenue during the current year period compared to the prior year period. Additionally, growth in consulting services contributed to an increase of $9.3 million driven by new agreements entered into during the current year period under our PINC AI platform, as well as an increase of $5.2 million in other revenue driven by increases in Remitra revenue and other certain products under our PINC AI platform, including value-based care. These increases were partially offset by a decrease of $9.6 million in SaaS-based products subscription revenue primarily due to the conversion of SaaS-based products to licensed-based products in recent periods and contract expirations.

Cost of Revenue
Performance Services segment cost of revenue increased by $6.3 million, or 13%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to higher employee-related costs including costs to support growth in our PINC AI platform in adjacent markets and higher forecasted fiscal 2024 performance-related compensation expense. These were partially offset by a decrease in depreciation for assets related to cost of revenue.
Performance Services segment cost of revenue increased by $16.1 million, or 11%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. This increase was primarily due to higher employee-related costs, including costs to support our Contigo Health business and to support growth in our PINC AI platform within adjacent markets and higher forecasted fiscal 2024 performance-related compensation expense as well as an increase in consulting services expenses. These increases were partially offset by a decrease in depreciation for assets related to cost of revenue.
Operating Expenses
Performance Services segment operating expenses increased by $135.9 million, or 255%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by an increase of $135.6 million in SG&A expenses primarily due to goodwill, intangible and other long-lived assets impairment of $140.1 million related to Contigo Health (see Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information) as well as an increase in employee-related expenses including higher forecasted fiscal 2024 performance related compensation expense. These increases were partially offset by a decrease in acquisition- and disposition-related expenses primarily related to the prior year TRPN acquisition (see Note 3 - Business Acquisitions to the accompanying condensed consolidated financial statements).
Performance Services segment operating expenses increased by $137.1 million, or 92%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase was primarily due to goodwill, intangible and other long-lived assets impairment of $140.1 million related to Contigo Health (see Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information) as well as a $2.6 million increase in amortization of purchased intangible assets primarily attributable to the TRPN acquisition and an increase in employee-related expenses including higher forecasted fiscal 2024 performance-related compensation expense. These increases were partially offset by a decrease in acquisition- and disposition-related expenses primarily related to the prior year TRPN acquisition and lower than anticipated payout of an earn-out liability (see Note 3 - Business Acquisitions and Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements) as well as a decrease in contractor costs.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA increased by $2.1 million, or 8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the aforementioned increase in net revenue, partially offset by the increases in costs of revenue and employee-related costs.
Performance Services Segment Adjusted EBITDA decreased by $7.5 million, or 9%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to the aforementioned increases in costs of revenue and employee-related expenses, partially offset by the increase in net revenue and decrease in contractor costs.

Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
Operating expenses:
Selling, general and administrative	$47,784	$43,282	$4,502	10%	$136,167	$128,907	$7,260	6%
Operating expenses	47,784	43,282	4,502	10%	136,167	128,907	7,260	6%
Operating loss	(47,784)	(43,282)	(4,502)	10%	(136,167)	(128,907)	(7,260)	6%
Depreciation and amortization	1,895	2,000			6,053	6,299
Stock-based compensation	8,283	6,709			23,671	16,859
Strategic initiative and financial restructuring-related expenses	(61)	1,942			2,969	10,988
Deferred compensation plan expense	3,889	2,859			7,369	3,148
Adjusted EBITDA	$(33,778)	$(29,772)	$(4,006)	(13)%	$(96,105)	$(91,613)	$(4,492)	(5)%
Comparison of the Three and Nine Months Ended March 31, 2024 to 2023
Operating Expenses
Corporate operating expenses increased by $4.5 million, or 10%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and $7.3 million, or 6%, during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. These increases were primarily due to an increase of $4.2 million in deferred compensation plan expense as a result of market changes, higher stock-based compensation expense due to lower forecasted achievement of performance share awards in the prior year period and higher employee-related expenses including higher forecasted fiscal 2024 performance-related compensation expense. These increases were partially offset by a decrease in professional fees related to strategic initiative and financial restructuring-related activities as we completed our strategic review process in the current period.
Adjusted EBITDA
Corporate adjusted EBITDA decreased by $4.0 million, or 13%, and $4.5 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, respectively. These decreases were primarily due to the aforementioned increase in employee-related expenses.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our common stock, if and when declared, repurchases of our common stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases and computer hardware purchases.
As of March 31, 2024 and June 30, 2023, we had cash and cash equivalents of $61.9 million and $89.8 million, respectively.
Credit Facility
At March 31, 2024, we had no outstanding borrowings under our Credit Facility. At June 30, 2023, we had $215.0 million of outstanding borrowings under our Credit Facility. During the nine months ended March 31, 2024, we had no new borrowings and repaid $215.0 million of borrowings under the Credit Facility.

We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, notes payable, including notes payable to former limited partners (“LP”), dividend payments on our common stock, if and when declared, repurchases of our common stock pursuant to stock repurchase programs in place from time to time and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Cash Dividends
In each of September 2023, December 2023 and March 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our common stock. On April 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 15, 2024 to stockholders of record on June 1, 2024.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price estimated to be up to $738.0 million, which has been reduced from previous estimates taking into account certain post-closing adjustments and remains subject to additional adjustments. As of March 31, 2024, we have received cash of $629.8 million, including the closing payment and payments out of escrow based on post-closing adjustments through that date. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Discussion of Cash Flows for the Nine Months Ended March 31, 2024 and 2023
A summary of net cash flows is as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$190,270	$331,178
Investing activities	(54,903)	(249,784)
Financing activities	(163,311)	(76,036)
Effect of exchange rate changes on cash flows	7	(8)
Net (decrease) increase in cash and cash equivalents	$(27,937)	$5,350
Net cash provided by operating activities decreased by $140.9 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was due to an increase of $148.6 million of cash paid for income taxes in the current year period on proceeds received from the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA, an increase of $32.8 million in cash paid for employee-related costs associated with increased headcount to support both our Supply Chain Services and Performance Services segments and an increase of $8.5 million in miscellaneous expenses, including income taxes paid from business operations. These decreases to cash were partially offset by a decrease of cash paid for operating expenses of $36.1 million primarily due to a decrease in performance-related compensation paid during the year and an increase of $12.9 million in cash receipts due to higher collections during the current period.
Net cash used in investing activities decreased by $194.9 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease in net cash used in investing activities was primarily due to the cash outlay for the TRPN acquisition in the nine months ended March 31, 2023 and cash received in the current year for the sale of an investment in an unconsolidated affiliate, partially offset by an increase in purchases of property and equipment.
Net cash used in financing activities increased by $87.3 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase in net cash used in financing activities was primarily driven by the $400.0 million paid as part of the ASR Agreement to repurchase our common stock and a decrease of $300.0 million in net borrowings under our Credit Facility. These increases were partially offset by net proceeds from the sale of future revenues of $605.7 million in the current period (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information).

Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2024 and 2023
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented is as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$190,270	$331,178
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(74,574)	(73,180)
Purchases of property and equipment	(67,626)	(58,464)
Non-GAAP Free Cash Flow	$48,070	$199,534
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the nine months ended March 31, 2024, we paid $77.0 million to members including imputed interest of $2.4 million which is included in net cash provided by operating activities. During the nine months ended March 31, 2023, we paid $77.0 million to members including imputed interest of $3.8 million which is included in net cash provided by operating activities. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $151.5 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease in Non-GAAP Free Cash Flow was primarily due to the aforementioned $140.9 million decrease in net cash provided by operating activities, which was driven by cash taxes paid on OMNIA proceeds of $148.6 million, and an increase in purchases of property and equipment of $9.2 million.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At March 31, 2024, we had no outstanding borrowings under our Credit Facility and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at March 31, 2024.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our common stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At March 31, 2024, we had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.19 to the 2023 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At March 31, 2024, $128.4 million remains to be paid without interest in five equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.

Other Notes Payable
At March 31, 2024, we had commitments of $1.0 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At March 31, 2024, we had commitments of $605.7 million, net of imputed interest of $10.3 million, for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from net administrative fees received in connection with the sold contracts commencing during the first quarter of fiscal year 2024 and continuing for at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In each of September 2023, December 2023 and March 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our common stock. On April 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 15, 2024 to stockholders of record on June 1, 2024.
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
Share Repurchase Authorization
On February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common stock. On February 5, 2024, under the share repurchase authorization, we entered into an ASR Agreement with Bank of America to repurchase an aggregate of $400.0 million of shares of our common stock. Under the terms of the ASR Agreement, we made a payment of $400.0 million to Bank of America and on February 8 and 9, 2024, received initial deliveries of 15.0 million shares of our common stock (and then retired), or $320.0 million, based on the closing price on February 7, 2024 of $21.29 per share. The final number of shares of our common stock to be repurchased and retired under the share repurchase transaction under the ASR Agreement (the “ASR Transaction”) will be determined on completion of the ASR Transaction and will generally be based on the volume-weighted average share price of our common stock during the term of the ASR Transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the ASR Transaction is expected to be completed in the first quarter of fiscal year 2025. At settlement, under certain circumstances, Bank of America may be required to deliver additional shares of our common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Bank of America.
Fiscal 2024 Developments
Impact of Inflation
While the U.S. inflation rate has declined from its peak in calendar year 2022, the U.S. economy is still experiencing elevated rates of inflation compared to the recent past. We believe that we have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, higher interest rates and inflation continue to pressure supplier pricing as well as apply significant pressure on our margin.
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, that have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials compared to pre-pandemic levels; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio, as well as price reductions in certain product categories such as pharmaceuticals. See Item 1A “Risk Factors” in our 2023 Annual Report.

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
We continue to monitor the impacts of the geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. Refer to Item 1A “Risk Factors” in our 2023 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion.
Pandemics, Epidemics or Public Health Emergencies
The outbreak of the novel coronavirus COVID-19 and the resulting global pandemic and the impact on the healthcare industry impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, we remain subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and the uncertain impacts those events could have on our business, results of operations, financial condition, cash flows and prospects of the trading price of our common stock.
Refer to Item 1A “Risk Factors” in our 2023 Annual Report as well as “Market and Industry Trends and Outlook” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further discussion of the material risks we face.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At March 31, 2024, we had no outstanding borrowings under our Credit Facility.
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
As of March 31, 2024, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of group purchasing organizations (“GPO”), including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
On March 4, 2022, a shareholder derivative complaint captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery (the “Court”) against our current and former Chief Executive Officers and certain current and former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named officers and directors breached their fiduciary duties and committed corporate waste by approving agreements between Premier and certain of the former limited partners (“LP”) that provided for accelerated payments as consideration for the early termination of the TRA with such LPs. The complaint asserts that the aggregate early termination payment amounts of $473.5 million exceeded the alleged value of the tax assets underlying the TRA by approximately $225.0 million. The complaint seeks unspecified damages, costs and expenses, including attorney fees, and declaratory and other equitable relief. Since the lawsuit is purportedly brought on behalf of Premier, and we are only a nominal defendant, the alleged damages were allegedly suffered by us. We and the individual defendants deny the allegations in the complaint. On February 16, 2024, the parties to the litigation entered into a stipulation and agreement, which was subsequently submitted to the Court. If approved by the Court, in consideration of a full and final release and discharge of claims in the complaint, we will be paid $71.0 million in cash by our directors’ and officers’ insurance carriers, less any Court-approved award of plaintiff’s attorneys’ fees and expenses to be paid out of that amount. Because the derivative complaint was brought on behalf of us and for our benefit, stockholders will not receive any direct payment of the cash settlement amount but will indirectly benefit from the settlement being paid by the insurance carriers to us. On March 6, 2024, the Court scheduled a hearing for June 25, 2024, to consider among other things whether to approve the proposed settlement and plaintiff’s attorney’s request for a fee and expense award.
Additional information relating to certain legal proceedings in which we are involved is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A. Risk Factors
There have not been any changes to the risk factors disclosed in Item 1A “Risk Factors” in the 2023 Annual Report since the publication of that report except as provided in the following restated text of certain of those risk factors:
We face intense competition, which could limit our ability to maintain or expand market share within our industry and harm our business and operating results.
The market for products and services in each of our operating segments is fragmented, intensely competitive and characterized by rapidly evolving technology and product standards, dynamic user needs and the frequent introduction of new products and services. We face intense competition from a number of companies, including the companies listed under “Item 1 - Business - Competition” of our 2023 Annual Report. The primary competitors for our Supply Chain Services segment compete with our group purchasing, direct sourcing and supply chain co-management activities. Our group purchasing business competes with other large GPOs, including in certain cases GPOs owned by healthcare providers and on-line retailers. Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers and distributors. Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformations services. The competitors in our Performance Services segment compete with our three sub-brands: PINC AI, Contigo Health and Remitra. The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities, and include information technology providers and consulting and outsourcing firms. The primary competitors for Contigo Health are smaller niche and larger well-financed healthcare and insurance companies and providers of wrap network services. The primary competitors for Remitra are smaller niche and larger technology companies and financial institutions.
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
We also compete based on price in our Supply Chain Services and Performance Services businesses. We are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members and customers, and increased revenue share obligations to members. In our Supply Chain Services segment, some of our GPO competitors currently offer higher revenue share arrangements compared to our average arrangements. Competitive pressure has recently resulted in increases in our average revenue share obligations, and we expect to see continuing increases in revenue share obligations to members, some of which may be material, particularly as we continue to renew additional GPO participation agreements that were extended at the time of our August 2020 Restructuring, a majority of which will be subject to renewal in fiscal year 2025 with others in fiscal 2026 and 2027. We similarly expect that competitive pressure on revenue share may result in us entering into arrangements with members that undergo a change of control that triggers a termination right, or new GPO members that join our GPO programs, which increase our average revenue share obligations. Material increases in revenue share obligations could adversely impact our business, financial condition and results of operations. In this competitive environment, we have experienced GPO member terminations during existing contractual periods, and we may not be able to retain our current GPO members or expand our member base on favorable terms or at all. The failure to retain and expand our GPO member base may adversely impact our business, financial condition, and results of operations. Furthermore, if pricing of our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be materially, adversely affected.
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
We have GPO participation agreements with all of our GPO members. Our GPO participation agreements may generally be terminated for cause or in the event of a change of control of the GPO member. In addition, the GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying us of the member’s decision not to renew. Although we renewed most of our then existing GPO participation agreements primarily for terms of five to seven years at the beginning of fiscal 2021, there can be no assurance that our GPO members will extend or renew their GPO participation agreements on the same or similar economic terms at the end of the term of the agreement, or at all, or that the GPO members will not terminate their GPO participation agreements for cause or due to a change of control of the GPO member. Similarly, there can be no assurance that GPO members will not seek to terminate their GPO participation agreements in the absence of any express right to do so, and if this occurs our remedies may not fully compensate us for the corresponding loss of revenues. Failure of our GPO members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. Some of our GPO competitors offer higher revenue share arrangements compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. Competitive pressure has resulted in increases in our average revenue share obligations, and we expect to see continuing increases in revenue share obligations to members, some of which may be material, particularly as we continue to renew additional GPO participation agreements that were extended at the time of our August 2020 Restructuring, a majority of which will be subject to renewal in fiscal year 2025 with others in fiscal 2026 and 2027. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control of the GPO member, changes in their strategies, competitive analysis or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are reduced by modification or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of both us and Premier LP. As a result of the August 2020 Restructuring, our former member-owners’ equity holdings in Premier LP were canceled and converted into shares of our Class A common stock (“common stock”) which is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.” Furthermore, former member-owners who received shares of our Class A common stock as part of the August 2020 Restructuring have been free to sell those shares. Any material reduction in our member-owners’ equity holdings in us could result in reduced alignment between us and such member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes information relating to repurchases of our common stock during the quarter ended March 31, 2024, all of which were pursuant to an accelerated share repurchase transaction with Bank of America, N.A. (“Bank of America”) that we entered into on February 5, 2024, as further described in the notes to the table.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share ($)(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (b)
January 1 through January 31, 2024	—	$—	—	$—
February 1 through February 29, 2024	15,030,531	21.29	15,030,531	600
March 1 through March 31, 2024	—	—	—	$600
Total	15,030,531	$21.29	15,030,531
_________________________________
(a)On February 5, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America to repurchase an aggregate of $400.0 million of shares of our common stock. Under the terms of the ASR Agreement, on February 8, 2024, we made a payment of $400.0 million to Bank of America, and on February 8 and 9, 2024, we received from Bank of America initial deliveries of (and then retired) $320.0 million of our common stock at $21.29 per share, the closing price of our common stock on February 7, 2024. The final number of shares of our common stock to be repurchased and retired under the ASR Agreement will be determined on completion of the transaction and will generally be based on the volume-weighted average share price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the transaction is expected to be completed in the first quarter of our 2025 fiscal year. At settlement, under certain circumstances, Bank of America may be required to deliver additional shares of our common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Bank of America. Accordingly, the average price per share for all share purchases under the ASR Agreement will be determined upon the final settlement.
(b)On February 5, 2024, we announced that our Board approved a new share repurchase authorization for up to $1.0 billion of our common stock and that we entered into the ASR Agreement pursuant to the share repurchase authorization. Repurchases of our common stock under the share repurchase authorization may occur from time to time through June 30, 2025, in open market purchases, privately negotiated transactions, accelerated or other structured repurchase programs or other means, subject to compliance with applicable securities laws and other legal requirements. After giving effect to the ASR Agreement, we have remaining authorization to repurchase up to $600.0 million of our common stock pursuant to the share repurchase authorization.
Item 5. Other Information
The table below sets forth SEC Rule 10b5-1 trading plans adopted by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended March 31, 2024. All of these plans were adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)	Scheduled Expiration Date(f)
Michael J. Alkire, President, CEO and Director	Adopt	02/23/2024	X		263,951(d)	02/14/2025
Leigh T. Anderson, Chief Operating Officer	Adopt	02/21/2024	X		236,355(d)	10/31/2025
Andrew F. Brailo, Chief Customer Officer	Adopt	02/08/2024	X		29,107	02/11/2025
David L. Klatsky, General Counsel	Adopt	03/07/2024	X		59,074(d)(e)	05/30/2025
Craig S. McKasson, Chief Administrative and Financial Officer	Adopt	02/08/2024	X		50,000	10/31/2024
John T. Bigalke, Director	Adopt	02/27/2024	X		4,547	12/31/2025
Helen M. Boudreau, Director	Adopt	02/08/2024	X		9,129	05/16/2025
_________________________________
(a) Insider trading plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c).
(b) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
(c) The numbers in this column represent the maximum number of shares of our common stock that may be sold pursuant to each trading plan. The actual number of shares sold pursuant to each trading plan will depend on the satisfaction of certain conditions set forth therein prior to expiration or termination of the plan.
(d) This number includes shares of our common stock issuable pursuant to unvested restricted stock units (“RSU”) that are scheduled to vest during the term of the 10b5-1 plan, subject to time-based vesting conditions set forth in the applicable RSU award agreement. This number also includes shares of our common stock issuable pursuant to performance share awards (“PSA”) that may vest during the term of the 10b5-1 plan, subject to the achievement of certain performance conditions as set forth in the applicable PSA agreement. The actual number of PSAs that vest following the end of the applicable performance period, if any, and therefore the resulting shares of our common stock available for sale under the plan will depend on the attainment of the performance metrics. Also, shares of our common stock issuable pursuant to vested RSUs and PSAs will be subject to tax withholding obligations that may reduce the net shares actually issued and therefore available for sale under the applicable plan; however, the maximum aggregate gross number of shares of our common stock included in the applicable plan is reported in this table without reduction for such future tax obligations.
(e) A portion of the shares of our common stock included in Mr. Klatsky's trading plan are shares that may be issued from RSUs and PSAs held by Mr. Klatsky, subject to vesting conditions as described above in note (d), but that were awarded to his former spouse pursuant to a domestic relations order. Mr. Klatsky disclaims beneficial ownership of securities still held by him but awarded to his former spouse.
(f) Each trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Premier, Inc., effective as of January 25, 2024 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 26, 2024).
10.1
Issuer Forward Repurchase Transaction agreement dated February 5, 2024, between Premier, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 7, 2024).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).*
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 7, 2024	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial and accounting officer