Form 10-K
period 2024-06-30
Premier, Inc.
filed 2024-08-21
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2,657.9 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 15, 2024, there were 100,187,927 shares of the registrant's Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be held on or about December 6, 2024 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for Premier, Inc. (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•competition which could limit our ability to maintain or expand market share within our industry;
•our reliance on administrative fees that we receive from suppliers to our group purchasing organization (“GPO”) and ability to maintain and add new GPO members, which will depend in part on competitive pressure to increase the administrative fee share we pay to members;
•consolidation in the healthcare industry;
•potential delays in recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected;
•the impact to our business if members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts on substantially similar terms or at all;
•the rate at which the markets for our software as a service (“SaaS”) or licensed-based clinical analytics products and services develop and the potential for existing licensed-based customers to convert to SaaS subscriptions;
•the dependency of our members on payments from third-party payers;
•our ability to maintain third-party provider and strategic alliances or enter into new alliances;
•our ability to timely offer new and innovative products and services, including the integration of artificial intelligence and the risks associated with artificial intelligence due to the evolving nature of the technology and legal and regulatory framework;
•the portion of our revenues that we receive from our largest members and other customers;
•risks and expenses related to future acquisition opportunities and integration of previous or future acquisitions, including the potential for impairments resulting from acquisitions;
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
•the impact of continuing uncertain economic conditions to our business operations due to, but not limited to, inflation and recessionary fears;
•the financial and operational uncertainty due to global macroeconomic, geopolitical, and business conditions, trends and events and the impact of any associated supply chain challenges;

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
•compliance with current or future laws, rules and regulations relating to information blocking provisions of the 21st Century Cures Act issued by the Office of the National Coordinator for Health Information Technology (the “ONC Rules”) that may cause our certified Health Information Technology products to be regulated by the ONC Rules;
•compliance with current or future laws, rules or regulations adopted by the Food and Drug Administration applicable to our software applications that may be considered medical devices;
•adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;
•potential for additional indirect tax liabilities, such as gross receipts and sales and use taxes, in certain jurisdictions;
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
•the number of shares of Common Stock repurchased by us pursuant to any then existing Common Stock repurchase program and the timing of any such repurchases;
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
Market Data and Industry Forecasts and Projections
We use market data and industry forecasts and projections throughout this Annual Report and in particular, under Item 1. Business. We have obtained the market data from certain publicly available sources of information, including industry publications. We believe the data others have compiled are reliable, but we have not independently verified the accuracy of this information. While we are not aware of any misstatements regarding the industry data presented herein, forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” of this Annual Report. You should not place undue reliance on any such market data or industry forecasts and projections. We undertake no obligation to publicly update or revise any such market data or industry forecasts and projections, whether as a result of new information, future events or otherwise.
Trademarks, Trade Names and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as but not limited to “100 Top Hospitals,” “Acurity,” “ASCENDrive,” “Conductiv,” “ConfigureNetTM,” “Contigo Health,” “Essensa,” “Innovatix,” “InterSectta,” “KIINDO,” “PINC AITM,” “Premier,” “PremierPro,” “ProvideGx,” “QUEST,” “Remitra,” “S2S Global,” “SURPASS” and “TheraDoc” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This Annual Report also may contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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
References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure, through an exchange under which member owners, who were limited partners of Premier LP converted their Class B common units in Premier LP and corresponding Class B common shares of Premier, Inc. into our Class A common stock, on a one-for-one basis, and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”) by providing all former limited partners a notice of termination and the amount of the expected payment to be made to each limited partner pursuant to the early termination provisions of the TRA with a determination date of August 10, 2020. For additional information and details regarding the August 2020 Restructuring, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
Fiscal Year 2024 Developments
Strategic Review
On February 5, 2024, we announced that our Board of Directors concluded its exploration of strategic alternatives which we originally reported in May 2023. As part of the strategic review process, the Board of Directors has authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits, and SVS, LLC d/b/a S2S Global (“S2S Global”), our direct sourcing subsidiary.
Additionally, on February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”). On February 5, 2024, under the share repurchase authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock. Final settlement of the accelerated share repurchase transaction pursuant to the ASR Agreement was completed on July 11, 2024. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
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
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, which have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio. See “Risk Factors — Risks Related to Our Business Operations” in this Annual Report.
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs, logistics costs, tariffs and global supply-chain disruption.
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations” below.

Pandemic, Epidemics or Public Health Emergencies
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
Refer to “Item 1A. Risk Factors” for significant risks we have faced and may continue to face as a result of pandemics, epidemics or public health emergencies.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services (“CMS”), healthcare expenditures are a large component of the U.S. economy and are expected to grow by an average of 5.6% per year for the period 2023-2032, reaching 19.7% of gross domestic product, or GDP, by 2032. According to data from the 2022 American Hospital Association’s Annual Survey, published in the 2024 edition of the AHA Hospital Statistics™, there were more than 5,100 U.S. community hospitals with approximately 784,200 staffed beds in the United States. Of these acute care facilities, approximately 3,600 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored or contract managed by a central organization. Based upon 2023 reporting from the United States Department of Labor and healthcare industry sources, in addition to U.S. hospitals, there were approximately 859,000 facilities and providers across the continuum of care in the United States. These facilities include primary/ambulatory care, post-acute care and other providers.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.4 trillion, or approximately 27% of total healthcare expenditures, in calendar year 2024. Expenses associated with the hospital supply chain, such as supplies as well as operational and capital expenditures, typically represent a material portion of a hospital’s budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a material portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, purchased services, facilities expenditures, food service products, and information technology, as well as appropriate resource utilization, mitigating pharmaceuticals and medical device shortages and increased operational efficiency.
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
Our Membership
Our current membership base includes many of the country’s most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2024, our members included more than 4,350 U.S. hospitals and health systems and approximately 325,000 other providers and organizations. Over 520 individuals, representing approximately 180 of our U.S. hospital members, sit on 28 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality and value of our products and services. In addition, four senior executives from our U.S. hospital member systems served on our Board of Directors for all or part of fiscal year 2024, providing valuable and unique insights into the challenges faced by hospitals and hospital systems and the innovations necessary to address these challenges. No individual member or member systems contributed to more than 10% of our net revenue for the fiscal years ended June 30, 2024 and 2023. Total GPO purchasing volume by all members participating in our GPO was more than $84 billion and $83 billion for the calendar years 2023 and 2022, respectively.
The following table sets forth certain information with respect to retention rates for members participating in our GPO in the Supply Chain Services segment and renewal rates for our SaaS informatics products subscriptions and licenses in the Performance Services segment for the fiscal years shown:

	Year Ended June 30,
	2024	2023	2022	3 Year Average
GPO retention rate (a)	97%	98%	97%	97%
SaaS institutional renewal rate (b)	95%	94%	96%	95%
_________________________________
(a)The GPO retention rate is calculated based upon the previous fiscal year’s aggregate purchasing volume among all members participating in our GPO for such fiscal year less the previous year’s GPO purchasing volume for departed members for such fiscal year, divided by the previous fiscal year’s aggregate purchasing volume among all members participating in our GPO for such fiscal year.
(b)The SaaS institutional renewal rate is calculated based upon the total number of members that have SaaS or license revenue in a given period that also have revenue in the corresponding prior year period divided by the total number of members that have SaaS or license revenue in the same period of the prior year.
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
Group Purchasing.    Our portfolio of over 3,400 contracts with over 1,400 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, food and nutritional products and purchased services (such as clinical engineering and workforce solutions). We use our members’ aggregate purchasing power to negotiate pricing discounts, improved quality and resiliency of products and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the net negotiated price and purchase volume of goods and services sold to our members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.

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
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute, continuum of care and non-healthcare site settings. In addition to our core base of more than 4,350 acute care healthcare providers, Premier’s continuum of care program, including non-healthcare, one of the largest in the United States, which covers over 70 classes of trade, had approximately 325,000 active members as of June 30, 2024, which represents an increase of approximately 25,000 members, or 8%, over fiscal year 2023. A number of these members in Premier’s continuum of care program are affiliated, owned, leased or managed by our members.
Supply Chain Co-Management. We manage and co-manage all or portions of the supply chain operations for contracted members to drive down costs through processes, including value analysis, product standardization and strategic resource allocation and improved operational efficiency.
Direct Sourcing.    Our direct sourcing business, S2S Global, helps our members and other customers access a diverse product portfolio and helps provide transparency to manufacturing costs and competitive pricing. Through S2S Global, we facilitate the development of product specifications with our members and other customers, source or contract manufacture the products to member specifications and sell products directly to our members, other customers or distributors. By engaging with our members and other customers at the beginning of the sourcing process to define product specifications and then sourcing, or contract manufacturing, products to meet the exact needs of our members, we eliminate the need for unnecessary product features and specifications that may typically be included by suppliers and result in higher prices for our members without providing incremental value. Therefore, our direct sourcing activities benefit our members and other customers by providing them with an expanding portfolio of medical products through more efficient means, and with greater cost transparency, than if such products were purchased from other third-party suppliers. We market our direct sourcing activities to our members primarily under the PREMIERPRO® brand.
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
ASCENDrive Performance Group. Our ASCENDrive Performance Group (“ASCENDrive”) has developed a process to aggregate purchasing data for our members, enabling such members to benefit from committed group purchases within the Performance Group. Through ASCENDrive, members receive group purchasing programs, tiers and prices specifically negotiated for them and knowledge sharing with other member participants. As of June 30, 2024, approximately 900 U.S. acute care sites and 6,800 continuum of care sites participated in ASCENDrive. These hospital member participants have identified over $1.1 billion in additional savings as compared to their U.S. hospital peers not participating in ASCENDrive since its inception in 2009. For calendar year 2023, these member participants had approximately $16.9 billion in annual supply chain purchasing spend.
SURPASS Performance Group. Our SURPASS Performance Group (“SURPASS”) builds upon and complements ASCENDrive and drives even greater savings for members at a correspondingly higher level of commitment. SURPASS brings together our most committed members that are able to coordinate purchasing decisions, review utilization and achieve and maintain standardization across their facilities. SURPASS utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2024, a group of 40 members representing approximately 560 acute care sites and 10,250 continuum of care sites participate in SURPASS. These hospital member participants have identified over $332.2 million in additional savings via their efforts in more than 130 categories since its inception in 2018. For calendar year 2023, these member participants had approximately $14.8 billion in annual supply chain purchasing spend.
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
•Operating the 100 Top Hospitals® program. A program that creates a national benchmark to provide hospitals and health systems accurate context through which to view their performance. This program includes the 100 Top Collaborative, previously known as the QUEST Collaborative, which works to develop quality, safety and cost metrics with consistency and standardization. We believe participation in the 100 Top Collaborative better prepares providers to deal with evolving and uncertain healthcare reform requirements and differentiate on care delivery in their markets; and
•Providing life sciences services through PINC AI Applied Science for the development of research, real-world evidence and clinical trials innovation for medical device, diagnostic and pharmaceutical companies.
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
•Deploying consulting services to deliver clinically integrated, margin improvement transformation throughout a health system; and
•Providing management services to insurance programs to assist U.S. hospital and healthcare system members with liability and benefits insurance services, along with risk management services to improve their quality, patient safety and financial performance while lowering costs.
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
•Contigo Health Centers of Excellence 360 delivers access to high-quality care by bringing together specialty medical and behavioral health programs for a bundled cost through a network of healthcare facilities, surgeons, physicians and leading-edge virtual providers; and
•Contigo Health ConfigureNet Out-of-Network Wrap delivers an out-of-network wrap product to improve access to healthcare and reduce the cost of medical claims through pre-negotiated discounts with its network of 500,000 providers across the U.S. and Puerto Rico.

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
•Remitra’s Managed Account Payable service offers a financial solution for acute and continuum of care members and other customers including an extension in days payable outstanding, improving on-time payments for suppliers and improving working capital for the customer.
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
Segment Realignment for Fiscal Year 2025
Beginning in fiscal year 2025, we are realigning our portfolio of offerings and reporting our Remitra sub-brand as a component of our Supply Chain Services segment to align with our strategy and operations moving forward.
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
The majority of our current GPO participation agreements with our members have terms that commenced in 2020. We have begun renewing these agreements over the past year and as of June 30, 2024, we have renewed and extended members that represent approximately 50% of the gross administrative fees associated with the member agreements that were extended in 2020. In fiscal year 2025, we are targeting additional member agreements for renewal that would address a cumulative total of approximately 75% of the gross administrative fees associated with the member agreements extended in 2020. We expect to target the remaining associated member agreements for renewal in fiscal years 2026 and 2027. Due to competitive market conditions, we have experienced, and expect to continue to experience requests to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
Our GPO also generates revenue from suppliers associated with our performance groups.

Supply Chain Co-Management:
In our supply chain co-management activities, we earn revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed. Additionally, we have a select number of agreements with incentive fees, which are based generally on savings achievement and operational performance metrics.
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
Performance Services
Performance Services revenue consists of revenue generated through our three sub-brands: PINC AI, Contigo Health and Remitra. The main sources of revenue under PINC AI are (i) subscription agreements to our SaaS-based clinical intelligence, margin improvement and value-based care products, (ii) licensing revenue, (iii) professional fees for consulting services and (iv) other miscellaneous revenue including PINC AI data licenses, IT outsourcing, annual subscriptions to our performance improvement collaboratives, insurance services management fees and commissions from endorsed commercial insurance programs. Contigo Health’s main sources of revenue are third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees. Remitra’s main source of revenue is fees from healthcare suppliers and providers.
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
Professional fees for consulting services are sold under contracts, the terms of which vary based on the nature of the engagement. These services typically include general consulting, report-based consulting, managed services and cost savings initiatives. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, the transaction price is considered variable and is estimated and constrained. Fees are based either on the savings that are delivered or a fixed fee.
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
Contigo Health:
Contigo Health’s main sources of revenue consist of third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees.
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
Remitra:
The main source of revenue for Remitra consists of fees from healthcare suppliers and providers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced. Additional revenue consists of fees from check replacement services which consist of monthly rebates from bank partners.
Revenue Concentration
Our customers consist of both GPO and non-GPO members that utilize our other products and services and other healthcare and non-healthcare businesses. Our top five customers generated revenue of approximately 14% and 15% of our consolidated net revenues for the years ended June 30, 2024 and 2023, respectively. No customer accounted for more than 10% of our net revenue during each of the years ended June 30, 2024 and 2023.
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
Research and Development
Our research and development (“R&D”) expenditures primarily consist of our strategic investment in internally-developed software to develop new and enhance existing SaaS- and license-based products offerings and new product development in the areas of cost management, quality and safety and value-based care. From time to time, we may experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies and upgrades to our service offerings.
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
•Our group purchasing business competes with other large GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc. and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and online retailers in this segment.
•Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers, and distributors, such as Cardinal Health, Inc., McKesson Corporation, Medline Industries, Inc. and Owens & Minor, Inc.
•Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformation services, such as The Resource Group and CPS Solutions, LLC.
Our Performance Services segment’s competitors compete with our three sub-brands: PINC AI, Contigo Health and Remitra.
•The primary competitors of PINC AI range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors for PINC AI include (i) information technology providers such as Veradigm, Inc. (f/k/a Allscripts Healthcare Solutions, Inc.), Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc., Oracle Corporation, Arcadia Solutions, LLC and Innovaccer, Inc., and (ii) consulting and outsourcing firms such as Deloitte & Touche LLP, Evolent Health, Inc., Healthagen, LLC (a subsidiary of Aetna, Inc.), Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.) and Kaufman, Hall and Associates, LLC (a subsidiary of Vizient, Inc.).
•The primary competitors for Contigo Health include AmeriBen, Meritan Health, UMR, WebTPA and Benefit and Risk Management Services for our third-party administrative services product; Carrum Health, Transcarent, Edison Healthcare, AccessHope, Employer Direct Healthcare and MSK Direct for our Centers of Excellence product; and First Health, MultiPlan, Zelis and other wrap network providers and major carriers (such as Aetna, United and Cigna) for our ConfigureNet product.
•The primary competitors for Remitra include Global Healthcare Exchange, LLC (GHX) for our digital invoicing product, Coupa Software Inc. and Taulia for our digital payables product, and tier one treasury banks (e.g., JPMorgan Chase and Co., Wells Fargo, Bank of America, etc.) as well as niche factoring companies for our financing solutions product.
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
Since its passage, the ACA has been subject to continued scrutiny and threats to repeal it in parts or in whole. The current Biden administration is supportive of the ACA. However, any future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business. We believe it is important to note that most of the controversy related to the ACA relates to coverage expansion and not the issues related to quality improvement and cost reduction which are core to our business.
U.S. Food and Drug Administration Regulation
The U.S. Food and Drug Administration (“FDA”) extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export, import, service and surveillance, complaint handling, repair or recall of products, adverse event reporting and other field safety corrective actions of medical devices. Because certain of the products that we market and sell through our direct sourcing business are considered medical devices, our suppliers must comply with FDA requirements in the production, and we must comply with FDA regulations in the marketing and post-market monitoring, of these products. These products have in the past and may in the future be subject to penalties, product restriction or recall if we or our suppliers fail to comply with FDA requirements.
In addition, the FDA has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes it to be regulated as a medical device under existing or future FDA laws or regulations, including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to register these software product(s) with the FDA and undergo the applicable regulatory clearance or approval process, which may require us to conduct clinical trials. There is risk that the software product may not be authorized by the FDA or that we may not be able to market the software product during the FDA review process. In addition, registering a software product with the FDA can be a costly and timely endeavor creating additional regulatory scrutiny for the Company, as well as additional compliance requirements with FDA laws, regulations and guidance. Even after regulatory authorization, additional regulatory review may be required if a material change is made to a device.
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
The U.S. Department of Health and Human Services, or HHS, created certain safe harbor regulations which, if fully complied with, assure parties to a particular arrangement covered by a safe harbor that they will not be prosecuted under the Anti-Kickback Statute with respect to such arrangement. We operate our group purchasing services, pricing discount arrangements with suppliers, and revenue share arrangements with applicable members in reliance on the safe harbor for GPOs set forth at 42 C.F.R. § 1001.952(j) and the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. From time to time, HHS, through its Office of Inspector General, makes formal and informal inquiries, conducts investigations and audits the business practices of GPOs, including our GPO, the result of which could be new rules, regulations or in some cases, a formal enforcement action.
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
Our self-funded health benefit plan for our employees and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” Additionally, because most of our U.S. hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting or other operational and compliance services to these members, we are a “business associate” of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into “business associate agreements” with our covered entity members. Such agreements must, among other things, provide adequate written assurances:
(i)as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA,
(ii)that we will implement reasonable and appropriate administrative, organizational, physical and technical safeguards to protect such information from impermissible use or disclosure,
(iii)that we will enter into similar agreements with our subcontractors that have access to the information,
(iv)that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information, and
(v)that we will assist the covered entity with certain of its duties under HIPAA.
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
Other Federal and State Laws. In addition to our obligations under HIPAA there are other federal laws that impose specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These federal laws are not preempted by HIPAA. Most states have enacted patient and/or beneficiary confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, data security breach notification requirements, and special rules for so-called “sensitive” health information, such as mental health, genetic testing results, or Human Immunodeficiency Virus, or HIV, status. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well. Moreover, various states have passed consumer privacy laws, while other states have considered similar bills. While most of the data we access or use is governed by HIPAA and exempt from such state consumer privacy laws, various areas of the Company’s business and operations (such as marketing and human resources) may access or use data that may fall under one or more of the state consumer privacy laws.
We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance.
Antitrust Laws
The Sherman Antitrust Act, Clayton Act, Robinson-Patman Act and related federal and state antitrust laws are complex laws that prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, or the Healthcare Statements, the DOJ and the U.S. Federal Trade Commission (“FTC”), set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers.

Earlier in 2023, the DOJ and FTC withdrew the Healthcare Statements, stating that they were outdated and overly permissive and indicating that the agencies would provide future guidance through case-by-case enforcement. In the absence of current guidance, we have continued to attempt to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. We cannot give any assurances that enforcement authorities will agree with this assessment. In addition, private parties also may bring suit for alleged violations under the U.S. antitrust laws. From time to time, the group purchasing industry comes under review by Congress and other governmental bodies with respect to antitrust laws, the scope of which includes, among other things, the relationships between GPOs and their members, distributors, manufacturers and other suppliers, as well as the services performed and payments received in connection with GPO programs. Most recently, on February 14, 2024, the FTC and the U.S. Department of Health and Human Services issued a joint Request for Information (“RFI”) for submission of comments regarding the impact of GPOs and wholesale drug distributors on access to generic pharmaceuticals. The comment period for the RFI expired on May 30, 2024.
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
Health IT Certification Program
In 2009, Congress included in the American Recovery and Reinvestment Act a program to incentivize the adoption of health information technology by hospitals and ambulatory providers who participate in the Medicare and Medicaid programs. Congress further modified the incentive program for ambulatory providers under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Any developer of health information technology seeking to offer a product to assist hospitals or ambulatory healthcare providers to meet the requirements of these programs must obtain certification under the applicable certification criteria established by the Office of the National Coordinator for Health Information Technology (“ONC”). There are two types of certifications for health information developers seeking to participate in the certification program: 1) certification to all the certification criteria required to meet the definition of a “2015 Edition Base EHR”; or 2) certification as a Health IT Module, meeting specific certification criteria. Meeting the certification criteria as a “2015 Edition Base EHR” allows a developer of health information technology to offer a product that has all the capabilities needed for a hospital or an ambulatory provider to meet the requirements of the health IT incentive programs. A Health IT Module provides a specific set of capabilities. Hospitals or ambulatory providers seeking to avoid potential payment reductions must either implement a 2015 Base EHR using a single product, or multiple Health IT Modules that together have all of the capabilities of a 2015 Base EHR.
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

ERISA and Other Laws Impacting Employer Group Health Plans
Many of the clients we serve sponsor employer group health plans, which are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Internal Revenue Code, the ACA, Medicare Secondary Payer statutes, HIPAA privacy, state insurance laws in some cases, and other laws and regulations governing group health plans. While compliance with these laws and regulations governing group health plans is the responsibility of the employer that sponsors the health plan, in some cases, the employer may delegate certain health plan functions to a vendor, such as us. We protect ourselves from liability for these client health plans by virtue of contractual provisions insulating us from exposure and responsibility for the employer-plan sponsor's legal obligations.
Governmental Audits
Because we act as a GPO for healthcare providers that participate in governmental programs, our group purchasing services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and Medicaid standards and requirements. We are also subject to ordinary course audits by state and federal regulatory agencies regarding our general business operations. We will continue to respond to these government reviews and audits but cannot predict what the outcome of any future audits may be or whether the results of any audits could materially or negatively impact our business, our financial condition or results of operations.
Corporate Compliance Department
We execute and maintain a compliance and ethics program that is designed to assist us and our employees in conducting operations and activities ethically with the highest level of integrity and in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with education that has been developed to communicate our standards of conduct, compliance policies and procedures as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a third-party toll-free number and Internet website address in order to report any compliance or privacy concerns. In addition, our Chief Ethics & Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors (“Audit and Compliance Committee”), helps oversee compliance and ethics matters across our business operations.
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

Promote a Diverse, Equitable and Inclusive Workplace
•Council on Diversity, Equity, Inclusion and Belonging is led and sponsored by the executive team of the Company. Each executive sponsors one or more Employee Resource Group (“ERG”).
•Network of executive-sponsored, employee-led ERGs designed to build community and foster belonging and advancement of business strategy and employee experience through sharing of diverse thought and perspective. Groups include W.O.M.E.N., Military Veterans, Black Professionals, LGBTQ+, Asian American and Pacific Islander, Latin and Disabled Employees and their Allies groups. We also have a Field Services DEI Council ERG comprised of employees dedicated to supporting our members.
•Business resource groups where employees connect through work affinities such as Nursing, Diverse Talent Acquisition, Community Health Initiatives, Workplace Culture and Health Equity.
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

Company Recognition
•World’s Most Ethical Company by the Ethisphere Institute for the 17th consecutive year.
•Best in KLAs Value Based Consulting 2024
•Newsweek - America’s Greatest Workplaces for Diversity, 2024
•U.S. News & World Report, Best Companies to Work For (2023 & 2024)
•Inducted into Healthiest Employers Hall of Fame in 2023
•2024 Healthiest Employers of Charlotte by Charlotte Business Journal (1st place), 9th consecutive year in top 3
•2023 Healthiest 100 Workplaces in America (21st place)
•2023 Cigna Well-Being Award (Gold Level)
•Biotech Week Boston DEIJ Award Finalist, 2023
•Charlotte Business Journal Power 100 DEI Leaders, 2023
•Top 100 DEI Leaders, 2019-2023
•Top Diversity Influencer, 2019-2023
•10 Most Influential D&I Leaders, 2022

Employees
As of June 30, 2024, we employed approximately 2,900 people, all in the United States. We also engage contractors and consultants. Additionally, we regularly track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data and the engagement of our employees. None of our employees are working under a collective bargaining arrangement.
We conduct sales through our embedded field force, our dedicated national sales team, our Premier consultants, and other various sales teams, collectively comprised of over 600 employees as of June 30, 2024.
Our field force works closely with our U.S. hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2024, our field force was deployed to six geographic regions and several strategic/affinity members across the United States. This field force works at our member sites to identify and recommend best practices for both supply chain and clinical integration cost savings opportunities. The regionally deployed field force is augmented by a national team of subject matter specialists who focus on key areas such as lab, surgery, cardiology, orthopedics, imaging, pharmacy, information technology and construction. Our field force also assists our members in growing and supporting their continuum of care facilities.
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
We also provide information about our company through: X, formerly known as Twitter, (https://x.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/6766), YouTube (https://www.youtube.com/user/premieralliance), and Instagram (https://instagram.com/premierha).
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
•We may not be able to maintain or add new members for our group purchasing organization (“GPO”) programs which will depend in part on competitive pressure to increase the share of administrative fees we receive from GPO suppliers that we pay to members. This competitive pressure has resulted in material increases in our average revenue share obligations in fiscal year 2024, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew GPO participation agreements.
•We may experience delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected.
•We face risks to our business if members of our GPO programs reduce activity levels, terminate or elect not to renew their contracts on substantially similar terms or at all.
•We face the risks that the markets for our software as a service (“SaaS”) or licensed-based analytics products and services may develop more slowly than we expect, or that we may convert more SaaS-based product subscriptions to license-based analytics products.
•Our members are highly dependent on payments from third-party payers, such as Medicare and Medicaid, the denial or reduction of which could adversely affect demand for our products and services.
•Our growth may be affected by our ability to offer new and innovative products and services, including those incorporating artificial intelligence, as well as our ability to maintain third-party provider and strategic alliances or enter into new alliances.
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
•We face risks associated with the integration of artificial intelligence technologies with our products and services because of the emerging nature of these technologies and the evolving legal and regulatory framework relating to their use.
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
•We have risks to our business operations due to continuing uncertain economic conditions, including but not limited to inflation and recessionary fears, which could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

•We may face financial and operational uncertainty due to global macroeconomic, geopolitical and business conditions, trends and events, including inflation, generally, and the impact of any associated supply chain challenges.
•We may be adversely affected by global climate change or by regulatory responses to such change.
Risks Related to Healthcare, Health Information Technology and Data Privacy Laws and Regulations
•We are subject to changes and uncertainty in the legal, political, economic and regulatory environment affecting healthcare organizations.
•We must comply with complex international, federal and state laws and regulations governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims, antitrust and employee benefit laws and regulations and privacy, security and breach notification laws.
•We are and may continue to be subject to regulation for certain of our software products regarding health information technology and medical devices.
Legal and Tax-Related Risks
•We are subject to litigation from time to time.
•We must adequately protect our intellectual property, and we face potential claims against our use of the intellectual property of third parties.
•We face tax risks, including potential gross receipts, sales and use, franchise and income tax liability in certain jurisdictions, potential future changes in tax laws and potential material tax disputes.
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
Risks Related to our Capital Structure, Liquidity and Class A Common Stock
•We face risks related to our current and future indebtedness, including our existing credit facility.
•We face risks due to fluctuations in our quarterly cash flows, revenues and results of operations.
•We could experience adverse consequences if we fail to maintain an effective system of internal controls over financial reporting and remediate any material weaknesses and significant deficiencies identified.
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
The primary competitors for our Supply Chain Services segment compete with our group purchasing, direct sourcing and supply chain co-management activities. Our group purchasing business competes with other large GPOs, including in certain cases GPOs owned by healthcare providers and online retailers. Our direct sourcing business competes primarily with private label offerings and programs, product manufacturers and distributors. Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformations services.
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
With respect to our products and services in both operating segments, we compete based on several factors, including breadth, depth and quality of our product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of our products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our current and potential competitors have larger scale, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from our offerings. As a result of these competitive advantages, our current and potential competitors may be able to respond more quickly to market forces, have broader scale in marketing their products and services, and make more attractive offers to our current members and other customers and potential new members and other customers.
We also compete based on price in both of our operating segments. We are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members and other customers, and increased revenue share obligations to members. In our Supply Chain Services segment, we believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. Competitive pressure has recently resulted in increases in our average revenue share obligations, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew additional GPO participation agreements that were extended at the time of our August 2020 Restructuring. As of June 30, 2024, we have renewed and extended members that represent approximately 50% of the gross administrative fees associated with the GPO member agreements that were extended in 2020. In fiscal year 2025, we are targeting additional member agreements for renewal that would address a cumulative total of approximately 75% of the gross administrative fees associated with the member agreements extended in 2020. We expect to target the remaining associated member agreements in fiscal years 2026 and 2027. We similarly expect that competitive pressure on revenue share may result in us entering into arrangements with members that undergo a change of control that triggers a termination right, or new GPO members that join our GPO programs, which increase our average revenue share obligations. Material increases in revenue share obligations could adversely impact our business, financial condition and results of operations. In this competitive environment, we have experienced GPO member terminations during existing contractual periods, and we may not be able to retain our current GPO members or expand our member base on favorable terms or at all. The failure to retain and expand our GPO member base may adversely impact our business, financial condition and results of operations. Furthermore, if pricing of our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be materially, adversely affected.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect legal, regulatory and economic conditions to lead to additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members’ organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and continuum of care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or health system is a member of a competing GPO or where the post-acquisition management of our member is aligned with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers have in the past tried and may in the future try to use their market power to negotiate materially increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.
We may experience material delays in recognizing revenue or increasing revenue, or be required to reverse prior revenue recognition, if the sales cycle or implementation period with potential new members or customers takes longer than anticipated or our related project estimates are not accurate.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers and to increase the number of our products and services utilized by existing members and other customers. The evaluation and purchasing process is often lengthy and involves material technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ and other customers’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our ability to recognize revenue from the sale of such products or services. If we experience an extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members or customers, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we are required to use estimates to determine revenue recognition for performance-based consulting engagements. These estimates are based on a number of inputs from management regarding project timing, milestone and goal achievement and expected completion dates, each of which may change during the course of the engagement and could result in either delayed revenue recognition or revenue reversals resulting in out-of-period revenue adjustments, which could have a material adverse effect on our results of operations. In addition, changes in accounting standards that impact revenue recognition as well as conversion of SaaS-based product subscriptions to licensed-based products and services, as discussed in the below risk factor “The markets for our SaaS- or licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based product subscriptions to license-based products and services, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability” could adversely impact our ability to recognize revenue consistent with our historical practices and could have a material adverse effect on our business, financial condition and results of operations.
If members of our GPO programs reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease materially.
Although we have GPO participation agreements with most of our GPO members, these agreements may generally be terminated for cause or in the event of a change of control of the GPO member. In addition, the GPO member can terminate the GPO participation agreement at the end of the then-current term by notifying us of the member’s decision not to renew. Although we renewed most of our then existing GPO participation agreements primarily for terms of five to seven years at the beginning of fiscal year 2021, there can be no assurance that our GPO members will extend or renew their GPO participation agreements on the same or similar economic terms at the end of the term of the agreement, or at all, or that the GPO members will not terminate their GPO participation agreements for cause or due to a change of control of the GPO member. Similarly, there can be no assurance that GPO members will not seek to terminate their GPO participation agreements in the absence of any express right to do so, and if this occurs our remedies may not fully compensate us for the corresponding loss of revenues. Failure of our GPO members to maintain, extend or renew their GPO participation agreements on the same or similar economic terms, or at all, may have a material adverse impact on our business, financial condition and results of operations.
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. We believe that some of our GPO competitors offer higher revenue share arrangements to some of their customers compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. Competitive pressure has resulted in increases in our average revenue share obligations, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew additional GPO participation agreements that were extended at the time of our August 2020 Restructuring. As of June 30, 2024, we have renewed and extended members that represent approximately 50% of the gross administrative fees associated with the member agreements that were extended in 2020. In fiscal year 2025, we are targeting additional member agreements for renewal that would address a cumulative total of approximately 75% of the gross administrative fees associated with the member agreements extended in 2020. We expect to target the remaining associated member agreements for renewal in fiscal years 2026 and 2027. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control of the GPO member, changes in their strategies, competitive analysis or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are reduced by modification or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and, consequently, our revenue and results of operations may decrease materially.
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of both us and Premier LP. As a result of the August 2020 Restructuring, our former member-owners’ equity holdings in Premier LP were canceled and converted into shares of our Class A common stock which is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.” Furthermore, former member-owners who received shares of our Class A common stock as part of the August 2020 Restructuring have been free to sell those shares. Any material reduction in our former member-owners’ equity holdings in us could result in reduced alignment between us and such former member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.
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
In addition, the U.S. Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally provide that administrative fees paid by pharmaceutical manufacturers to GPOs do not reduce the drug pricing calculation to the extent that such fees meet CMS’s “bona fide service fee” definition. There can be no assurance that CMS will continue to allow this exclusion of GPO administrative fees from the pricing calculation, which could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us, which could have a material adverse effect on our member retention, business, financial condition and results of operations.
We derive a material portion of our revenues from our largest members and customers, and the sudden loss of one or more of these members or customers could materially and adversely affect our business, financial condition and results of operations.
Our top five members and customers generated revenue of approximately 14% and 15% of our consolidated net revenues for the fiscal years ended June 30, 2024 and 2023. The sudden loss of any material customer, or a material change in revenue share or other economic terms we have with such customers, could materially and adversely affect our business, financial condition and results of operations.
The markets for our SaaS-based product subscriptions and licensed-based products and services may develop more slowly than we expect, or we may convert more SaaS-based products to license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
Our Performance Services segment generates revenue from both SaaS-based products subscriptions and term enterprise analytics licenses for our analytics products. Generally, SaaS-based transactions generate subscription fees revenue over the term of the contract, whereas revenue from licensed-based transactions is recognized upon delivery of the software code and revenue from maintenance and hosting fees is recognized over the term of the contract. Fluctuating customer demand for SaaS-based and licensed-based transactions, including the mix of SaaS-based and licensed-based transactions, can therefore result in material volatility of our revenue, growth rates and profitability in any given quarter or year. Our customers have increasingly elected to enter into licensed-based transactions instead of renewing SaaS-based transactions, and the timing and pricing of these conversions can contribute to this volatility. Furthermore, the growth and profitability of our Performance Services segment depends on our ability to grow revenue from our licensed-based products and services and new SaaS-based products subscriptions at a rate that more than offsets the conversion of our customers from SaaS-based products subscriptions to licensed-based products and services. In addition, many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be unwilling to switch to our products and services, and some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these products and services. If companies do not perceive the benefits of our SaaS-based products and licensed-based products and services, or have concerns regarding security or reliability, then the market for these products and services may not expand as much or develop as quickly as we expect, which would materially adversely affect our business, financial condition and results of operations.
Our members and other customers are highly dependent on payments from third-party healthcare payers, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and other customers and consequently our business.
Our members and other customers derive a substantial portion of their revenue from third-party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members and other customers purchase or otherwise obtain through us is available to our members and other customers from governmental health programs, private health insurers, managed care plans and other third-party payers. These third-party payers are increasingly using their bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely impact our members and other customers’ ability to obtain adequate reimbursement for our products and services. If third-party payers do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members and other customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.
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
If we are unable to maintain or enter into new strategic relationships with other companies, we may be unable to grow our business.
Our business strategy includes entering into and maintaining strategic collaborations, alliances, partnerships and other affiliations with other companies. These companies may pursue relationships with our competitors, develop or acquire products and services that compete with our products and services, experience financial difficulties, be acquired by one of our competitors or other third party or exit the healthcare industry, any of which may adversely affect our relationship with them. In addition, agreements with these companies may allow them to terminate their relationships with us for any reason with limited or no notice. If existing strategic relationships with other companies are adversely impacted or are terminated or if we are unable to enter into new strategic necessary for our business, we may be unable to maintain or increase our industry presence or effectively execute our business strategy.
If we are not able to timely offer new and innovative products and services, we may not remain competitive and our revenue and results of operations may suffer.
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that healthcare providers and other customers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members or other customers. If we cannot adapt to rapidly evolving industry standards, technology capabilities (including artificial intelligence), and member and other customers’ needs, including changing regulations and provider reimbursement policies, we may fail to meet our current and potential new members’ and other customers’ requirements and our technology, products or service offerings could become obsolete. We must continue to invest material resources in technology development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that current and potential new members and other customers will want. If our enhanced existing or new products and services are not responsive to the needs of our current or potential new members and other customers, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing members or customers and be unable to obtain new members and other customers, which could have a material adverse effect on our business, financial condition or results of operations.

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
•impairing relationships with employees, members and other customers, and strategic partners;
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
In addition, anticipated benefits of our previous and future acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, material exit costs, contingent liabilities or amortization expenses, impairments or write-offs of goodwill and other intangible assets, any of which could harm our business, financial condition and results of operations. For example, during fiscal year 2024, our Contigo Health reporting unit reported impairment losses primarily as a result of our acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. In addition, expenses associated with potential acquisitions, including, among others, due diligence costs, legal, accounting, technology and financial advisory fees, travel and internal resources utilization, can be material. These expenses may be incurred regardless of whether any potential acquisition is completed. In instances where acquisitions are not ultimately completed, these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely impact our results of operations and earnings per share.
We have recorded, and may record in the future, goodwill and intangible and other long-lived assets as a result of acquisitions and other investments, and changes in future business conditions could cause investments to become impaired and require substantial write-downs that would reduce our operating income.
We evaluate the recoverability of recorded goodwill and intangible and other long-lived asset amounts annually, or when impairment indicators are present, which could require an interim impairment test. The impairment test is based on several factors requiring management estimates, judgments and assumptions. We have experienced impairment charges in recent fiscal years, including an impairment charge of $140.1 million in fiscal year 2024 for our Contigo Health reporting unit (see Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information). Additional future impairment could result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible and other long-lived assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. Due to continual changes in business and market conditions, we cannot predict whether, and to what extent, our goodwill and intangible and other long-lived assets may be impaired in future periods. Our operating results may be negatively impacted by both the impairment and the underlying business circumstances or trends that triggers the impairment.
Our business and growth strategies also include non-controlling investments in other businesses and joint ventures. In the event the companies or joint ventures we invest in do not perform as well as expected, we could experience the loss of some or all of the value of our investment, which loss could adversely impact our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. We have in the past and may in the future make investments on a non-controlling basis, and we have limited ability to influence the financial, business and other operations of the companies in which we invest on this basis. To the extent we invest in a financially underperforming or unstable company or an entity in its development stage that does not successfully mature, we may lose the value of our investment. We have in the past and may in the future be required to write down or write off our investment or recognize impairment or other charges that could adversely impact our financial condition or results of operations and our stock price. Even though these charges may be non-cash items that do not impact our revenues or liquidity, they could impact our earnings and the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock.
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
Our ability to deliver our products is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone, Wi-Fi and other communications systems. We have experienced and expect that we will experience in the future interruptions and delays in these services and availability from time to time. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We have also migrated our data center operations to third-party data-hosting facilities. We do not maintain redundant systems or facilities for some of these services. In the event of a material cyber-attack or catastrophic event with respect to one or more of these providers, systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, and other natural disasters;
•communications failures;
•software and hardware errors, failures, and crashes;
•cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs;
•security breaches and computer viruses and similar disruptive problems; and
•other potential interruptions.
Any disruption in the network access, telecommunications or co-location services provided by our third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could materially harm our business. In addition, our operations could be impaired and our confidential information compromised if our service providers experience cyber-attacks on and breaches of their information technology systems. We exercise limited control over these third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our business and financial performance and could expose us to third-party liabilities, some of which may not be adequately insured.
Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers may adversely affect our reputation and relationships with existing members and other customers, which could have a negative impact on our business, financial condition and results of operations.
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members and other customers regard as material. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may be discovered in the future. Any defects or errors could expose us to risk of liability to members or other customers and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or member satisfaction with our products and services or cause harm to our reputation.
Furthermore, our members and other customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur material costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to material member relations problems.
Moreover, our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities and system controls, we do not directly control the continued or uninterrupted availability of every location. We have migrated our data center operations to third-party data-hosting facilities. Data center facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, acts of terrorism, acts of war, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, could result in a decision to close the facilities without adequate notice or other unanticipated problems, which could cause lengthy interruptions in our service. These service interruption events could impair our ability to deliver services or deliverables or cause us to fail to achieve service levels required in agreements with our members or other customers, which could negatively affect our ability to retain existing or attract new members and other customers.
If our cyber and other security measures are breached or fail and unauthorized access to a member’s data is obtained, or our members or customers fail to obtain proper permission for the use and disclosure of information, our services may be perceived as not being secure, our members and other customers may curtail or stop using our services and we may incur material liabilities.
Our services involve the web-based storage and transmission of members’ and other customers’ proprietary information, personal information of employees and protected health information of patients. From time to time, we may detect vulnerabilities in our systems, which, even if not resulting in a security breach, may reduce member confidence and require substantial resources to address. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design or otherwise, someone may be able to obtain unauthorized access to member, employee or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties and fines for violation of applicable laws or regulations and material costs for notification to affected individuals, remediation and efforts to prevent future occurrences.
In addition to our cyber and other security measures, we rely upon third-party providers and our members and other customers as users of our systems for key activities to promote security of those systems and the data within them. On occasion, our providers’ security systems have been breached and our members have failed to perform these activities. Failure of third-party providers, members or customers to perform these activities may result in claims against us that could expose us to material expense and harm our reputation. In addition, our members or other customers may authorize or enable third parties to access their data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems. In addition, although our development infrastructure is based in the U.S., we outsource development work for a portion of our products and services to persons outside the U.S., particularly India. We cannot guarantee that the cyber and other security measures and regulatory environment of our foreign partners are as robust as in the U.S. Any security breach of our systems resulting from access by our members, customers or foreign partners could have a material adverse effect on our business, financial condition and results of operations.
Additionally, we require our members or other customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive. If our members or other customers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state, federal, or international privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain or are based upon such data and may prevent use of such data. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our business, financial condition and results of operations.

We could suffer a loss of revenue and increased costs, exposure to material liability, reputational harm, and other serious negative consequences if we, our service providers or other suppliers, or our members or customers are subject to cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our members or customers, other third parties, patients or employees.
We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or products or otherwise exploit security vulnerabilities of our systems or products. In addition, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with or cause errors in the operation of our systems.
We expend material capital to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach to mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of personal or patient data and protected health information stored in our information systems and the introduction of computer viruses, worms, malware, ransomware and other malicious software programs to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential new members or customers.
While we provide our employees and contractors training and regular reminders on important measures they can take to prevent breaches, we often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no guarantee our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advanced persistent threats. In recent years, a number of hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
Breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us, our members or customers, other third parties, patients or employees could expose us, our members or customers, other affected third parties, patients or employees to a risk of loss or misuse of this information, result in litigation, governmental inquiry and potential liability for us, damage our brand and reputation or otherwise harm our business. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party data management providers whose possible security problems and security vulnerabilities are beyond our control. Similarly, our operations could be impaired and our confidential information compromised if our service providers or other suppliers, our members or our customers experience cyber-attacks on and breaches of their information technology systems.
We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures to stop or mitigate any potential damage in a timely manner. Given the increasing cyber security threats in the healthcare industry, there can be no guarantee we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Although we do maintain commercially reasonable insurance policies for cyber-attacks, there can be no guarantee that insurance would be sufficient to cover our losses or other consequences of interruptions to our business, nor can it be guaranteed that insurance coverage would be available for every specific incident in accordance with the terms and conditions of the applicable policy coverage.
Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
We depend upon licenses from third parties, most of which are non-exclusive, for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We also obtain a portion of the data that we use from government entities and public records and from our members and other customers for specific member or customer engagements. We cannot assure that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, if our members or customers revoke their consent for us to maintain, use, de-identify and share their data, our data assets could be degraded.
In the future, data providers could withdraw their data from us or restrict our usage due to competitive reasons or because of new legislation or judicial interpretations restricting use of the data currently used in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our members or customers would be materially and adversely impacted, resulting in a material adverse effect on our business, financial condition and results of operations.
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
The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations or litigation regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours. If an author or other party that distributes such open source software was to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur material legal costs defending ourselves against such allegations and could be subject to material damages.
Our use of artificial intelligence (“AI”) technologies and the integration of AI technologies with our products and services may subject us to increased risk given the emerging nature of AI technologies and the evolving legal and regulatory framework relating to their use.
Our business increasingly relies on AI technologies to collect, aggregate, analyze and/or generate data or other materials or content. AI technology is highly complex and rapidly developing, and it is not possible for us to predict all of the legal, operational or technological risks that may arise relating to the use if AI. While AI and its uses are subject to a variety of existing laws and regulations, the legal and regulatory framework governing AI is rapidly evolving. In October 2023, President Biden issued the Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence that established new standards for training, testing and cybersecurity of sophisticated artificial intelligence models, and directed federal agencies to promulgate additional regulations on the subject. Federal AI legislation has also been introduced in the U.S. Senate. Many other state and foreign government bodies and agencies have introduced or are currently considering new laws and regulations governing the use of AI technologies.
The adoption of new AI laws and regulations, or the interpretation of existing laws and regulations, could affect our development, use or commercialization of AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our products or services to meet new requirements. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. The cost of complying with such laws or regulations could be significant and increase our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.
AI algorithms use machine learning and predictive analytics which may lead to flawed, biased, discriminatory, or inaccurate results, any of which may not be easily detectable by us. Such outcomes could potentially be in violation of existing or new laws or regulations governing AI and could potentially lead to other legal claims against us by third parties. There has recently been an increase in litigation in a number of jurisdictions, including the U.S., relating to the development, security and use of AI.
Our direct sourcing activities depend on contract manufacturing facilities located in various parts of the world, and any physical, financial, regulatory, environmental, labor or operational disruption or product quality issues could result in a reduction in sales volumes, the incurrence of substantial expenditures and the loss of product availability.
As part of our direct sourcing activities, we contract with manufacturing facilities in various parts of the world, including facilities in Bangladesh, Cambodia, Canada, China, India, Malaysia, Sri Lanka, Taiwan, Thailand, Turkey and Vietnam as well as domestically within the U.S. Operations at and securing products from these manufacturing facilities could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as but not limited to unscheduled maintenance, power conservation/shortages, an earthquake, hurricane, flood, tsunami or other natural disaster, material labor strikes or work stoppages, government implementation of export limitations or freezes, port or other shipping delays, political unrest or pandemics. We are also subject to some of these risks with manufacturers we contract with in the U.S. Any material curtailment of production at these facilities, or production issue resulting in a substandard product, could result in our inability to meet contractual sourcing commitments and reduced revenues and cash flows in our direct sourcing activities, and could result in litigation or governmental inquiry arising from these circumstances. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to material fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the U.S. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation and adversely impact our business and results of operations.
While we continue to promote domestic and geographically diverse manufacturing as part of our supply chain resiliency program, a material portion of the manufacturing for our direct sourcing activities is still conducted in China. As a result, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China as well as trade disputes between China and the U.S. and the potential imposition of bilateral tariffs. In addition, China has imposed export restrictions and new regulatory requirements on personal protective equipment, or PPE, and other medical equipment needed by our member hospitals. The imposition of tariffs or export restrictions on products imported by us from China could require us to (i) increase prices to our members or (ii) locate suitable alternative manufacturing capacity or relocate our operations from China to other countries. In the event we are unable to increase our prices or find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources.
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
From time to time, we purchase items as part of bulk purchases to resell to our members. We may have inventory risk for product inventory we purchase at elevated market prices and items we purchase in bulk or pursuant to fixed price purchase commitments if we are unable to sell such inventory at or above our cost. If we are unable to sell the products for more than our inventory cost, we could experience a material adverse effect on our business, financial condition and results of operations. In addition, as we strive to create a healthier global supply chain with more diversification in the country of origin, including a focus on supporting PPE and medical product manufacturing in the U.S. with our domestic sourcing initiatives, we may source more of our products from U.S.-based or near shore manufacturers, which may come at a higher acquisition cost than sourcing from Asia or other lower cost countries. If our GPO members are unwilling to pay higher prices for products made in the U.S. or near-shore locations, or if they choose to buy lower cost products manufactured in lower cost countries, now or in the future, this may impact our customer growth and results of operations if we have to lower prices to compete or sell our higher-cost inventory.
If we lose key employees or if we are unable to attract, hire, integrate and retain key employees, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key employees, including our executive officers, other senior leaders and other highly skilled talent. Competition for such talented employees is intense and the labor market has tightened considerably in the recent years. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining talented employees with appropriate qualifications. We use equity awards as a key component of compensation for senior level employees in order to align employee interests with the interests of our stockholders, provide competitive compensation packages and encourage employee retention. Our stock price volatility or lack of positive performance may cause periods of time during which the value or equity awards might be less competitive, which may lessen the retentive attributes of these awards and cause the compensation that we offer to be less competitive. If we lose key employees unexpectedly, we cannot be certain of our ability to identify, hire and retain adequately qualified replacement employees at or on a timely basis. In addition, to the extent we lose an executive officer or senior leader, we may incur increased expenses in connection with the hiring, promotion or replacement of these individuals and the transition of leadership and critical knowledge. Failure to identify, hire and retain necessary talent could have a material adverse effect on our business, financial condition and results of operations.
Continued uncertain economic, political and other conditions, including inflation and recessionary fears, could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
Continued global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation and the concern of slower growth or a recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased periodic volatility in customer demand, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased trade sanctions, tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. We have been experiencing and continue to experience inflationary pressure and other constraints affecting both our Supply Chain and Performance Services segments. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions may result in the failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.
Our financial condition and results of operations may be materially and adversely affected by future pandemics, epidemics or public health emergencies.
The outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and the impact on the healthcare industry impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, we remain subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and uncertain impacts those events could have on our business, result of operations, financial condition, cash flows and prospects of the trading price of our Class A Common Stock. Among other risks, future pandemics, epidemics or other public health emergencies could lead to labor shortages, quarantines, travel and other restrictions, disruptions in the global supply chain, financial and operational harm to our members, customers and suppliers, and a general decline in the overall U.S.

and worldwide economy and capital markets. These and other risks of future pandemics, epidemics and other public health emergencies could lead to reduced demand for our products and services or the ability of our members or other customers to pay for our products and services, disruption in our operations and our ability to deliver our products and services, disruption in the operation of suppliers that deliver products to our members and other customers, and adverse impacts on our ability to access capital on acceptable terms as may be needed for our business. The impact of another pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in this “Risk Factors” section of the Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any public health emergency and actions taken to contain its spread and mitigate its public health effects.
Our results may be adversely affected by geopolitical instability, such as the ongoing military conflicts in Ukraine and the Middle East and tensions between the U.S. and China, or weather events or natural disasters. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical events.
Geopolitical events such as war, terrorist activities, or civil unrest may disrupt or interrupt our operations or the operations of our vendors or other business partners. U.S. and global markets have continued to experience volatility and disruption as the result of current geopolitical events, including the ongoing military conflict between Russia and Ukraine and the military conflict in the Middle East, as well as tensions between the U.S. and China. These geopolitical issues have, and may continue to, lead to market disruptions, including significant volatility in commodity prices, energy, credit and capital markets, as well as supply chain interruptions and increased transportation costs. In addition, further escalation in current or the development of new geopolitical issues could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital. These types of market and supply disruptions can similarly result from natural disasters such as hurricanes, tornadoes, floods, earthquakes and other severe weather and climate conditions (including those resulting from climate change). These events and circumstances could negatively impact our business, financial condition and results of operations.
We may be adversely affected by global climate change or by regulatory responses to such change.
Climate change may lead to more frequent or more severe weather events or conditions, rising including sea temperatures and rising sea levels. The long-term impacts of climate change, including physical risks as well as the transition risks such as regulatory responses to climate change, are expected to be widespread and unpredictable. These impacts could adversely affect our business operations, financial condition and results of operations by decreasing availability of or increasing the costs of products and services, increasing compliance and operational costs and creating volatility and disruption to the global supply chain.
Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from shareholders, ratings agencies, state agencies, the SEC, and other third parties to make various climate-related disclosures. We may also be subject to additional and more complex reporting requirements in the future relating to climate change.
Developments in climate change regulations are evolving, which may result in higher regulatory, compliance, credit, and reputational risks and costs. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California, including us. The SEC has also adopted rulemaking on climate change disclosures that could significantly increase compliance burdens and associated regulatory costs and complexity. Such measures have subjected us, and may subject our suppliers, to additional costs and restrictions and require significant operating and capital expenditures.
Increasing scrutiny and evolving expectations from customers, suppliers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from regulators, investors, customers, suppliers, and other stakeholders related to their ESG practices. Investor advocacy groups, investment funds and influential investors are increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Also, customers and suppliers may impose ESG-related requirements as a condition to doing business with us. Increased ESG-related compliance costs could increase our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or other stakeholder expectations and standards, or our failure to meet our own ESG-related targets or goals that we publish, could negatively impact our reputation and our stock price. Similarly, our inability to meet any ESG-related conditions of customers or suppliers or other companies that we seek to do business with could have a material adverse impact on our business, financial condition, or results of operations. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations.
Risks Related to Healthcare, Health Information Technology and Data Privacy Laws and Regulations
The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory environment that affect the GPO business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to providers to purchase our products and services or otherwise require us to modify our services.
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
The Patient Protection and Affordable Care Act, or ACA, designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality, set the industry moving in a clear direction on access to health insurance, payment, quality and cost management. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls.
Although there appears to be greater certainty and a continuation of the policies and directions set forth in the ACA subsequent to the 2021 U.S. Supreme Court decision upholding the ACA and the stated priorities of the Biden administration, healthcare will continue to be a highly contentious area, particularly if the 2024 U.S. presidential election were to result in a change of administration. This environment is creating risks for healthcare providers and our business that could cause a material adverse effect on our business and financial performance.
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
Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Although certain statutory and regulatory safe harbors exist, these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud, waste and abuse. We operate our group purchasing services, pricing discount arrangements with suppliers, and revenue share arrangements with applicable members in reliance on certain of these safe harbors. We cannot assure you that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business, financial condition or results of operations. Any determination by a state or federal agency that any of our activities violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business or could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have a material adverse effect on our business, financial condition and results of operations.
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
There is no safe harbor to the Anti-Kickback Statute that is applicable in its entirety across all of the agreements with our members, and no assurance can be given that the U.S. Department of Health and Human Services, or HHS, Office of Inspector General (which administers the Anti-Kickback Statute) or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms, agreements and related communications with members, or our relationships with our members violates the Anti-Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business and could disqualify us from providing services to healthcare providers doing business with government programs and, thus, result in a material adverse effect on our business, financial condition and results of operations.
False Claims Regulations
Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, other federal healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the U.S. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties and other collateral consequences, potentially including exclusion from participation in federally funded healthcare programs. The minimum and maximum per claim monetary damages for FCA violations occurring on or after November 2, 2015 and assessed after February 12, 2024 are from $13,946 to $27,894 per claim, respectively, and will be periodically readjusted for inflation. If enforcement authorities find that we have violated the FCA, such violations could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
These laws and regulations may change rapidly and it is unclear how they apply to various aspects of our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information by our members may be determined or alleged to be in violation of these laws and regulations. Any failure of our businesses or our products or services to comply with these laws and regulations, or the assertion that any of our relationships with suppliers or members violated the Anti-Kickback Statute and therefore caused the submission of false or fraudulent claims, could (i) result in substantial civil or criminal liability, (ii) adversely affect demand for our services, (iii) invalidate all or portions of some of our member contracts, (iv) require us to change or terminate some portions of our business, (v) require us to refund portions of our services fees, (vi) cause us to be disqualified from serving members doing business with government payers, and (vii) have a material adverse effect on our business, financial condition and results of operations.

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
We undertake no express liability under ERISA for our clients’ ERISA-governed plans in our template contracts, and we generally do not act in fiduciary with respect to our clients’ ERISA-governed plans. However, deviations from this standard language contained in final contracts could subject us to liability for breaches of fiduciary duty under ERISA (and related claims, such as ERISA prohibited transactions).
If current or future antitrust laws and regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties and other material limitations on our business.
We are subject to federal and state laws and regulations designed to protect competition which, if enforced in a manner adverse to us or our business, could have a material adverse effect on our business, financial condition and results of operations. Over the last decade or so, the group purchasing industry has been the subject of multiple reviews and inquiries by the U.S. Senate and its members with respect to antitrust laws. Additionally, the U.S. Government Accountability Office, or GAO, has published several reports examining GPO pricing, contracting practices, activities and fees. We and several other operators of GPOs have responded to GAO inquiries in connection with the development of such reports. Most recently, on February 14, 2024, the U.S. Federal Trade Commission (“FTC”) and the U.S. Department of Health and Human Services issued a joint Request For Information (“RFI”) for submission of comments regarding the impact of GPOs and wholesale drug distributors on access to generic pharmaceuticals. The comment period for the RFI expired on May 30, 2024. No assurance can be given regarding any further inquiries or actions arising or resulting from these comments, policy initiatives, examinations and reports, or any related impact on our business, financial condition or results of operations.
Congress, the U.S. Department of Justice, the FTC, the U.S. Senate or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business, financial condition and results of operations. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental factors or alleging violations based solely on concerns of individual private parties.
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
We must comply with extensive federal and state requirements regarding the use, retention, security and re-disclosure of patient/beneficiary healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which we refer to collectively as “HIPAA,” contain substantial restrictions and complex requirements with respect to the use and disclosure of “Protected Health Information” as defined by HIPAA. The HIPAA Privacy Rule prohibits a covered entity or a business associate from using or disclosing Protected Health Information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organizational, physical and technical safeguards to protect the privacy, integrity and availability of electronic Protected Health Information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries and HHS when there has been an improper use or disclosure of Protected Health Information.
Our self-funded health benefit plan for our employees, the Premier, Inc. Health & Welfare Plan, our healthcare provider members, Performance Services customers, and health plan clients are directly regulated by HIPAA as “covered entities.” Most of our hospital members/customers and health plan clients disclose Protected Health Information to us so that we may provide payment and operations services. Accordingly, we are a “business associate” of those covered entities and are required to protect such Protected Health Information under HIPAA.
Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks, damage our reputation, adversely affect demand for our products and services and/or force us to expend material capital, research and development and/or other resources to modify our products or services to ensure compliance with HIPAA.
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
Data privacy laws and regulations are constantly evolving and can be the subject of significant change and/or interpretative application, and new laws and regulations continue to be proposed on both the state and national level. States continue to pass personal information privacy laws protecting their resident consumers’ data and affording individual rights, such as access, deletion and prevention of certain types of uses and disclosures of their personally identifiable information. These laws vary state-by-state and organizations must review each state’s definitions and requirements to ensure compliance. Currently, various states, including California, Colorado, Connecticut, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nevada, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, Vermont, Virginia and Washington have passed consumer privacy laws, while other states consider similar bills. While most data accessed or used by Premier is governed by HIPAA and is therefore exempt from many of the state consumer privacy laws, various areas of Premier (such as marketing and human resources) may access or use data that may fall under one or more state consumer privacy laws. Also, in April 2024, the U.S. Congress released a discussion draft of a national privacy bill with bipartisan and bicameral support, known as the American Privacy Rights Act (“APRA”). APRA would enact new customer data protections with respect to sensitive data, such as health, biometric and genetic data, and would impose new compliance obligations with respect to such data.
We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future, what new laws or regulations may be enacted in the future, or how those changes or new laws or regulations could affect the demand for our products and services, our business or the associated costs of compliance.
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
On May 1, 2020, the Office of the National Coordinator (“ONC”) for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act (“ONC Rules”) which imposed conditions to obtaining and maintaining certification of certified health information technology and prohibited certain actors - developers of certified health information technology, health information networks, health information exchanges and healthcare providers - from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking). Under ONC Rules, certain exceptions to these considerations are permitted for certain activities, even though they may have the effect of interfering with the access, exchange or use of electronic health information. The information subject to the information blocking restrictions is limited to electronic individually identifiable health information to the extent that it would be included in a designated record set. In June 2023, the HHS Office of Inspector General released a final rule that incorporated civil monetary penalties of up to $1.0 million per violation against developers of certified health information technology, health information networks or health information exchanges for activities that constitute information blocking that occur after September 1, 2023.
Under the ONC Rules, we are considered a “health IT developer” because of the government certifications we hold in our TheraDoc and eCQM solutions. As such, we have evaluated and assessed the applicability of the ONC Rules to our TheraDoc and eCQM solutions, and we have determined that the ONC Rules currently do not apply to the data we hold on TheraDoc and eCQM solutions because the data is not part of any designated record set. Further, our customers contractually agree that the data that we maintain and process on behalf of our customers does not qualify as a designated record set. We will continue to assess our products and services to discern whether or not they fall under the purview of the ONC Rules. Any application of ONC Rules or similar regulations to our business could adversely affect our financial results by increasing our compliance and operating costs, slowing our time to market for our solutions, and making it uneconomical to offer some products.
If we or our suppliers fail to comply with applicable Food and Drug Administration (“FDA”) laws and regulations with respect to certain products sold by our direct sourcing business or if any of our software applications causes it to be regulated as a medical device, we may not be able to market these products and related services and may be subject to stringent penalties, product restrictions or recall.
Because certain of the products that we market and sell through our direct sourcing business are considered medical devices, our suppliers must comply with FDA requirements in the production, and we must comply with FDA regulations in the marketing and post-market monitoring of these products. These products have in the past and may in the future be subject to penalties, product restrictions or recall if we or our suppliers fail to comply with FDA requirements. In addition, the FDA has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes it to be regulated as a medical device under existing or future FDA laws or regulations, including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to register these software product(s) with the FDA and undergo the applicable regulatory clearance or approval process, which may require us to conduct clinical trials. There is risk that a software product that is considered a medical device may not be authorized by the FDA or that we may not be able to market the software product during the FDA review process. In addition, registering a software product with the FDA can be a costly and timely endeavor, creating additional regulatory scrutiny for the Company, as well as additional compliance requirements with FDA laws, regulations and guidance. Even after regulatory authorization, additional regulatory review may be required if a material change is made to a device. Any application of FDA regulations to our business could therefore adversely affect our financial results by increasing our operating costs, slowing our time to market for regulated software products, subjecting us to additional government oversight and regulatory inspections and making it uneconomical to offer those software products.
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

Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law, and derivative or other similar litigation that can be expensive, divert human and financial capital to less productive uses, and benefit a limited number of stockholders rather than stockholders at large. For example, as described in Part I, Item III of this Annual Report, the August 2020 Restructuring resulted in (i) the announcement of several investigations by private law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties; and (iii) the filing of a stockholder derivative complaint on March 4, 2022, captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL. The complaint, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and current and certain former directors. We were named as a nominal defendant in the complaint. This matter was settled in June 2024.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual and confidentiality protections and internal policies applicable to employees, contractors, members, customers and business partners. These protections may not be adequate, however, and we cannot assure you that they will prevent misappropriation of our intellectual property. In addition, parties that gain access to our intellectual property might fail to comply with the terms of our agreements and policies and we may not be able to enforce our rights adequately against these parties. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially and adversely affect any competitive advantage we may have over such competitor. The process of enforcing our intellectual property rights through legal proceedings would likely be burdensome and expensive and our ultimate success cannot be assured. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.
In addition, we could be subject to claims of intellectual property infringement, misappropriation or other intellectual property violations as our applications’ functionalities overlap with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property used in the conduct of our business or acquired by us. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Such claims also might require indemnification of our members or other customers at material expense.
A number of our contracts with our members or other customers contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.
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

Our products and services are subject to gross receipt taxes in some states, and an increase in those taxes or the imposition of additional gross receipt or sales and use taxes on our products and services in other states could have a material adverse effect on our business, financial condition or results of operations.
Certain states impose a gross receipts tax on administrative fees we collect in connection with our GPO programs. If the amount of gross receipts taxes that we have to pay were to materially increase, either because a gross receipts tax was imposed by more states and/or at a higher tax rate than currently applicable, the profitability of our GPO programs could be materially and adversely affected as these amounts are not directly passed through to our customers. We do not pay or collect any sales and use or similar taxes in any states based on our belief that our products and services are not subject to such taxes in any states. If we were to become obligated to collect sales and use taxes in any states in connection with our GPO programs, the imposition of these taxes could also harm our business by potentially leading to a decrease in sales and the profitability of our GPO programs. Our business could similarly be harmed if states seek to impose gross receipts or sales and use taxes on a broader range of products and services than those currently so taxed, including products and services sold online.
The imposition by states of indirect taxes, such as gross receipts taxes and sales and use taxes, is a complex and evolving issue. The laws and regulations governing these taxes vary materially by tax jurisdiction and are subject varying and changing interpretations. Their applicability to our products and services requires significant judgment on an ongoing basis. Taxing authorities in states where we do not pay gross receipts taxes and do not collect sales and use taxes on our products and services could assert that such taxes are applicable.
We cannot assure you that we will not be subject to gross receipts or sales and use taxes in states where we currently believe no such taxes are required. We have previously identified certain jurisdictions where we now believe we may have been obligated to, but did not pay gross receipts taxes and are taking steps necessary to remediate those deficiencies. A successful assertion by one or more taxing authorities that we should pay gross receipts taxes or collect sales and use or other taxes on sales we have deemed nontaxable could result in tax liabilities for past and future sales, decrease our ability to compete and otherwise harm our business.
Liability for past taxes may also include substantial interest and penalty charges as well as audit defense costs. If we are required to collect and pay back taxes (and any associated interest and penalties) and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward could effectively increase the cost of such services to our members and may adversely affect our ability to retain existing members or to gain new members in the areas in which such taxes are imposed.
Changes in tax laws could materially impact our effective tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability.
Continued economic and political conditions in the U.S. could result in changes in U.S. tax laws beyond those enacted in connection with the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) on March 27, 2020. Further changes to U.S. tax laws could impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our tax receivable agreement, deferred tax assets, results of operations, cash flows and profitability.
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

Risks Related to Our Corporate Structure
Payments required under the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) entered into in connection with the August 2020 Restructuring will continue to reduce the amount of overall cash flow that would otherwise be available to us. In addition, we may not be able to realize all or a portion of the expected tax benefits that correspond to our fixed payment obligations associated with the August 2020 early termination and acceleration of the then-existing Tax Receivable Agreement (“TRA”) with certain member-owners pursuant to the Unit Exchange Agreements.
We entered into the Unit Exchange Agreements in July 2020, with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the then-existing TRA with those member-owners upon payment to those member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we agreed to pay our member-owners approximately $472.6 million in aggregate. Of that amount, an aggregate of $101.5 million remains payable in equal quarterly installments through the quarter ending June 30, 2025. Due to the payments required under the Unit Exchange Agreements, our overall cash flow and discretionary funds will be reduced, which may limit our ability to execute our business strategies or deploy capital for preferred use. In addition, if we do not have available capital on hand or access to adequate funds to make these required payments, our financial condition would be materially adversely impacted.
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
•provide that special meetings of the stockholders may be called only by or at the direction of the Board of Directors, the chair of our Board of Directors or the chief executive officer;
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

Risks Related to Our Capital Structure, Liquidity and Class A Common Stock
We may not realize anticipated benefits of our share repurchase authorization, and failure to fully utilize the authorization after its announcement may negatively impact the price of our Class A common stock.
On February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. On February 5, 2024, under the share repurchase authorization, we entered into an accelerated share repurchase agreement to repurchase an aggregate of $400.0 million of shares of our Class A common stock. Under the terms of the agreement, we made a payment of $400.0 million to Bank of America in February 2024, and in February and July 2024 we received (and retired) an aggregate of 19.9 million shares of our Class A common stock as full settlement of the accelerated share repurchase transaction.
As of the date of this Annual Report, we have not made any repurchases pursuant to the share repurchase authorization other than pursuant to the accelerated share repurchase transaction described above. As a result, we may repurchase up to $600 million more shares of Class A common stock pursuant to the authorization. However, we are not obligated to repurchase any additional shares, and the timing, manner, and volume of further share repurchases, if any, will be determined at management's discretion, based on market conditions, the market price of the Class A common stock, applicable legal requirements, potential alternative opportunities for investment of capital and other factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice. The timing of additional repurchases pursuant to the authorization, if any, could affect our stock price and increase its volatility. In addition, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. We cannot guarantee that we will repurchase any additional shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effect repurchases, and short-term stock price fluctuations could reduce the effectiveness of the repurchase program.
Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects. We may need to use borrowings under our existing credit facility to consummate further share repurchases.
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
Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our growth strategy, repurchase shares of Class A common stock under our share repurchase program, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be materially limited. If we raise additional funds by issuing equity or convertible debt securities, our then-existing stockholders may be diluted and holders of these newly issued securities may have rights, preferences or privileges senior to those of our then-existing stockholders. The issuance of these securities may cause a material decrease in the trading price of our Class A common stock or the value of your investment in us.
Our inability to refinance or replace our existing credit facility at or before maturity could have a material adverse effect on our ability to fund our ongoing cash requirements. Current or future indebtedness could adversely affect our business and our liquidity position.
We have a five-year $1 billion unsecured revolving credit facility (the “Credit Facility”), with a maturity date of December 12, 2027. As of June 30, 2024, there were no borrowings outstanding under the Credit Facility. Our ability to refinance or replace our Credit Facility at or before maturity or do so on acceptable terms could have a material adverse effect on our ability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then-existing or future stock repurchase programs, if any.

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
Our quarterly revenues and results of operations have fluctuated in the past and may continue to fluctuate in the future, which could adversely affect the value of our Class A common stock, our revenues and our liquidity.
Fluctuations in our quarterly results of operations may be due to a number of factors, some of which are not within our control, including:
•our ability to offer new and innovative products and services;
•regulatory changes, including changes in healthcare laws;
•unforeseen legal expenses, including litigation and settlement costs;
•the purchasing and budgeting cycles of our members and other customers;
•the lengthy sales cycles for our products and services, which may cause material delays in generating revenues or an inability to generate revenues;
•pricing pressures with respect to our future sales;
•the timing and success of new product and service offerings by us or by our competitors;
•fluctuations in customer demand for enterprise licenses or SaaS-based subscriptions to our analytics technology; and the timing of enterprise analytics license agreements;
•member decisions regarding renewal or termination of their contracts and the timing of these decisions, especially those involving our larger member relationships;
•the amount and timing of costs related to the maintenance and expansion of our business, operations and infrastructure;
•the amount and timing of costs related to the development, adaptation, acquisition, or integration of acquired technologies or businesses;
•the financial condition of our current and potential new members and other customers;
•general economic and market conditions and economic conditions specific to the healthcare industry;
•the amount and timing of any write-offs of impaired assets recorded in connection with acquisitions and investments;
•the amount and timing of expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur, including litigation or other dispute-related settlement payments;

•technical difficulties or interruptions in our services; and
•the impact of any future pandemics, epidemics or public health emergencies on the economy and healthcare industry.
Our quarterly results of operations may vary materially in the future and period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of the Class A common stock could decline substantially. In addition, any adverse impacts on the Class A common stock may harm the overall reputation of our organization, cause us to lose members or customers and impact our ability to raise additional capital in the future.
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
We have identified material weaknesses in our internal controls over financial reporting in the past. Our future evaluation of our internal controls over financial reporting may identify additional material weaknesses that may cause us to (i) be unable to report our financial information on a timely basis or (ii) determine that our previously issued financial statements should no longer be relied upon because of a material error in such financial statements, and thereby result in adverse regulatory consequences, including sanctions by the SEC, violations of NASDAQ listing rules or stockholder litigation. In the event that we identify a material weakness in our internal control over financial reporting that resulted in an error in previously-reported financial statements, we may need to amend such financial statements, and we would be required to implement a remediation plan to address the identified weakness, which would likely result in our expending material financial and personnel resources. The occurrence of such events could result in a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, could materially adversely affect our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
There can be no assurance we will pay dividends on our Class A common stock at current levels or at all, and failure to pay any such dividends could have a material adverse impact on our stock price and your investment in Premier.
Since September 2020, we have paid quarterly cash dividends on our Class A common stock. The continued payment of dividends and the rate of any such dividends will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated capital requirements and cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. If we cease paying dividends, we could experience a material adverse impact on our stock price and your investment could materially decline, and as a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management Strategy
We have a comprehensive cybersecurity risk management strategy to assess, identify, and manage material risks from cybersecurity threats. The core of this strategy is our digital risk and security program, which is integrated into our overall enterprise risk framework and is based on industry standards and established frameworks such as National Institute of Standards and Technology (NIST) and other guidelines. Our program is designed to help protect our systems, data, and operations from potential cyber threats, ensure the continuity of business operations, ensure we comply with applicable privacy and other laws and regulations, and meet our commitments to our members, customers, suppliers, employees, and other stakeholders.
We employ a comprehensive, cross-functional approach to our cybersecurity strategy across our technology, legal, compliance, risk, finance, and other teams to assess, identify, and manage cybersecurity threats and respond to cybersecurity incidents when they occur. This integration helps ensure that the breadth of potential impacts from cybersecurity risks are considered and that our approach to managing these risks is consistent and coordinated across teams within our business. Through our digital risk and security program, our cybersecurity risk is regularly evaluated, and we regularly report this assessment of our cybersecurity risk to our executive management team and to the Audit and Compliance Committee and the Board of Directors.
We have devoted, and expect to continue devoting, significant financial and personnel resources to maintain and improve our digital risk and security program.
Cybersecurity Tools
Our digital risk and security program deploys technical safeguards designed to help protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.
Risk Assessment; Third Party Assessments and Audits
We use a combination of internal resources and external assessors, consultants, and auditors to conduct our cybersecurity risk assessments. At least annually, we conduct cybersecurity risk assessments that take into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). We examine our cybersecurity controls, capabilities, programs, operating effectiveness, and incident response preparedness against industry standards and established frameworks, such as NIST and other guidelines. These assessments, which include third party audits for certain aspects of our cybersecurity, examine our end-to-end security practices, including data centers, infrastructure, and operations, and cover both physical as well as digital environments. Material results of assessments and audits are reported to our executive management team, the Audit and Compliance Committee, and the Board of Directors. The results of the assessment and audits are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity, and we seek to adjust our cybersecurity strategies and resources accordingly. We have also obtained certain industry certifications and attestations that demonstrate our dedication to protecting the data our members, customers, suppliers, employees, and other stakeholders.
Incident Response Planning
We have established an Incident Response Policy for identifying, responding to, containing, eradicating, and recovering from security breaches and other cybersecurity incidents, as well as communicating with relevant stakeholders. Our Incident Response Policy sets forth incident response and communication responsibilities for our employees, management, and Board of

Directors. We regularly test and evaluate the effectiveness of the policy as part of our cybersecurity assessments described above.
Third-Party Vendors
We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, suppliers, and other vendors. We use a variety of inputs in such risk assessments, including information supplied by vendors and in some cases attestations from objective, reputable, and licensed assessors. Where appropriate, our contracts with vendors require agreement and adherence to commercially reasonable security, confidentiality, and privacy contractual terms. Vendors are subject to security risk assessments at the time of onboarding and are thereafter periodically monitored and reassessed depending on risk level and our cybersecurity practices and in light of evolving cybersecurity standards and legal and regulatory requirements.
Education and Awareness
We promote a culture of security awareness among our employees, and our policies require each of our employees to contribute to our cybersecurity efforts. We regularly remind employees of the importance of handling and protecting the data of members, customers, suppliers, employees and others, including through our Security Awareness Training Program delivered to new hires and on an annual basis. This training, which includes "phishing" exercises, is designed to enhance employee awareness of how to detect, respond to, and report potential cybersecurity threats as well as best behavioral practices to mitigate the risk of becoming subject to a cybersecurity incident.
Governance
Board of Directors Oversight
The Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit and Compliance Committee. The Audit and Compliance Committee oversees the development, implementation, and effectiveness of our strategies to monitor, mitigate, and respond to cybersecurity risks, as well as our procedures, policies and resources for risk assessment and risk management. In this role, the Audit and Compliance Committee receives updates from management on these matters, including the results of risk assessments and audits and the progress of risk reduction initiatives, on a quarterly basis or more frequently as needed. In addition, management updates the Audit and Compliance Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.
The full Board of Directors receives updates from the Audit and Compliance Committee on its oversight of cybersecurity risk on a quarterly basis or more frequently as needed. In addition, the full Board of Directors also receives periodic briefings from management on the digital risk and security program.
Management’s Role
Our Chief Information Security Officer, Chief Privacy Officer, and Vice President, Risk Management and Compliance work in collaboration as our Digital Risk Management (“DRM”) group and have primary responsibility for our digital risk and security program. These individuals have extensive experience in their roles at the Company and in prior roles at other companies in the areas of information technology and security, data protection and privacy, and risk management and compliance, respectively. The members of the DRM group, among other things, continuously review and evaluate our cybersecurity risks to: identify technical and business risks; assess the potential impacts of identified risks; develop mitigation strategies to control or reduce risk where needed; communicate to others to ensure that risk owners and stakeholders as well as executive leadership have visibility into identified risks; and monitor identified risks and applicable risk response efforts.
On a daily basis, our information technology team monitors, identifies, and classifies potential cybersecurity incidents or threats and is responsible for notifying members of the DRM group of such matters as appropriate based on risk to our organization. Upon learning of any material incidents or threats, the members of the DRM group are responsible for informing our executive leadership, other functional teams, and the Audit and Compliance Committee or Board of Directors, as appropriate.
Risks from Cybersecurity Threats
As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition; however, see “Item 1A. Risk Factors” in this Annual Report for a discussion of effects that a cybersecurity threat or incident could have on our business strategy, results of operations or financial condition. We cannot provide assurances that we will not experience cybersecurity incidents in the future or that any future cybersecurity incidents will not materially affect us, including our business strategy, results of operations, or financial condition.
Item 2. Properties
As of June 30, 2024, we occupy our Charlotte, North Carolina headquarters under a lease which expires in 2026 and includes options for us, at our discretion, to renew the lease for up to 15 years in total beyond that date. We also lease or sublease nine smaller facilities across six states, which includes our New York, New York office which we occupy under a lease which expires in 2026. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs, and will continue to evaluate our real estate needs.
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
On March 4, 2022, a shareholder derivative complaint captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery (the “Court”) against our current and former Chief Executive Officers and current and certain former directors. We were named as a nominal defendant in the complaint. The lawsuit alleged that the named officers and directors breached their fiduciary duties and committed corporate waste by approving agreements between Premier and certain of the former LPs that provided for accelerated payments as consideration for the early termination of the TRA with such LPs. The complaint asserted that the aggregate early termination payment amounts of $473.5 million exceeded the alleged value of the tax assets underlying the TRA by approximately $225.0 million.
The complaint sought unspecified damages, costs and expenses, including attorney fees, and declaratory and other equitable relief. Since the lawsuit was purportedly brought on behalf of Premier, and we were only a nominal defendant, the alleged damages were allegedly suffered by us. We and the individual defendants denied the allegations in the complaint. On February 16, 2024, the parties to the litigation entered into a settlement agreement, which was approved by the Court at a hearing on June 25, 2024. Pursuant to the settlement agreement, in consideration of a full and final release and discharge of claims in the complaint without any admission of fault, in July 2024 we received $71.0 million in cash from our directors’ and officers’ insurance carriers, which included a $14.0 million fee and expense award to the plaintiff’s counsel that reduced the amount of the net cash settlement retained by Premier to $57.0 million. Because the derivative complaint was brought on behalf of us and for our benefit, stockholders will not receive any direct payment of the cash settlement amount but will indirectly benefit from the settlement being paid by the insurance carriers to us.
Additional information relating to certain legal proceedings in which we are involved is included in Note 17 - Commitments and Contingencies, to the accompanying consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock (“Common Stock”) is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PINC.”
Based on the records of our Common Stock transfer agent, as of August 15, 2024, there were 100,187,927 shares of our Common Stock issued and outstanding, held by 85 holders of record. Because a substantial portion of our Common Stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Common Stock.
Dividend Policy
During fiscal year 2024, our Board of Directors declared regular quarterly cash dividends of $0.21 per share on our outstanding shares of Common Stock, which were paid on September 15, 2023, December 15, 2023, March 15, 2024 and June 15, 2024.
On August 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2024 to stockholders of record on September 1, 2024.
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended June 30, 2024 have been previously reported in filings with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Purchase of Equity Securities
No shares of Common Stock were repurchased during the three months ended June 30, 2024.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2019, in each of:
•our Common Stock;
•the NASDAQ Composite stock index (“NASDAQ Composite Index”);
•a customized peer group of companies previously used by us (the “Prior Peer Group”); and
•a customized peer group of thirteen companies selected by us that we believe is better aligned with our company (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our Compensation Committee of the Board of Directors (“Compensation Committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our Compensation Committee reviewed and, in consultation with its independent consultant, selected the companies in our fiscal year 2024 Peer Group in April 2023. Our Compensation Committee will continue to review and reconfigure our Peer Group as it deems necessary in consultation with its independent consultant.
The Peer Group graph line consists of the following 13 companies: Amedisys, Inc., AMN Healthcare Services, Inc., ASGN Incorporated, Evolent Health, Inc., Dentsply Sirona, Inc., FTI Consulting Inc., Huron Consulting Group Inc., Omnicell Inc.,

Owens & Minor Inc., Patterson Companies, Inc., Pediatrix Medical Group Inc., R1 RCM Inc. and Veradigm Inc. Our fiscal year 2024 peer group was modified from our fiscal year 2023 peer group by adding Amedisys, inc. and Dentsply Sirona Inc. as part of the annual review of our peer group by the Compensation Committee to ensure that the size and composition of the peer group remains appropriate.
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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Premier, Inc., the NASDAQ Composite Index and Peer Group
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Premier, Inc.
NASDAQ Composite
Prior Peer Group
Peer Group

Value of Investment as of June 30(a):
Company/Index Name	2019	2020	2021	2022	2023	2024
Premier, Inc. Class A Common Stock	$100.00	$87.65	$90.98	$95.34	$75.94	$53.40
NASDAQ Composite Index	$100.00	$126.94	$184.36	$141.17	$178.08	$230.80
Prior Peer Group	$100.00	$94.86	$171.81	$167.39	$150.57	$116.74
Peer Group	$100.00	$95.15	$153.74	$125.63	$117.05	$89.53
_________________________________
(a)Assumes $100 invested on June 30, 2019, including reinvestment of dividends for periods from 2019-2024. We began paying cash dividends in September 2020.
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
We generated net revenue, net income and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Year Ended June 30,
	2024	2023
Net revenue	$1,346,361	$1,336,095
Net income	106,719	174,887
Non-GAAP Adjusted EBITDA	445,842	483,715
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
Strategic Review
On February 5, 2024, we announced that our Board of Directors concluded its exploration of strategic alternatives which we originally reported in May 2023. As part of the strategic review process, the Board of Directors has authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits, and S2S Global, our direct sourcing subsidiary.
Additionally, on February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”). On February 5, 2024, under the share repurchase authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock. Final settlement of the accelerated share repurchase transaction pursuant to the ASR Agreement was completed on July 11, 2024. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
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
Segment net revenue was as follows (in thousands):

	Year Ended June 30,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$886,303	$899,955	$(13,652)	(2)%	66%	67%
Performance Services	460,329	436,177	24,152	6%	34%	33%
Segment net revenue	$1,346,632	$1,336,132	$10,500	1%	100%	100%
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
Beginning in fiscal year 2025, our Remitra sub-brand will be reported as a component of our Supply Chain Services segment to align with our strategy and operations moving forward.
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
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA Partners, LLC (“OMNIA”) for a purchase price of $723.8 million. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through our group purchasing contracts. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
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
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, which have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio. See “Risk Factors — Risks Related to Our Business Operations” in this Annual Report.
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs, logistics costs, tariffs and global supply-chain disruption.
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors - Risks Related to Our Business Operations” in this Annual Report.
Pandemics, Epidemics or Public Health Emergencies
In addition to the trends in the U.S. healthcare market discussed above, the outbreak of the novel coronavirus (“COVID-19”) and the resulting global pandemic and the impact on the healthcare industry impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, we remain subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and the uncertain impacts those events could have on our business, results of operations, financial condition, cash flows and prospects of the trading price of our Common Stock. Among other risks, future pandemics, epidemics or other public health emergencies could lead to labor shortages, quarantines, travel and other restrictions, disruptions in the global supply chain, financial and operational harm to our members, customers, and suppliers, and a general decline in the overall U.S. and worldwide economy and capital markets. These and other risks of future pandemics, epidemics and other public health emergencies could lead to reduced demand for our products and services or the ability of our customers to pay for our products and services, disruption in our operations and our ability to deliver our products and services, disruption in the operation of suppliers that deliver products to our members, and adverse impacts on our ability to access capital on acceptable terms as may be needed for our business. The impact of another pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in “Item 1A. Risk Factors”. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any public health emergency and actions taken to contain its spread and mitigate its public health effects.

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
Our most recent interim analysis as of March 31, 2024 consisted of a quantitative assessment of the Informatics and Technology Services (“ITS”) and Contigo Health reporting units and resulted in a pre-tax impairment charge of $140.1 million, including $16.5 million for goodwill within the Contigo Health reporting unit. As a result, the Contigo Health reporting unit’s goodwill was fully impaired. The interim analysis did not result in impairment within the ITS reporting unit. Our most recent annual impairment testing as of April 1, 2024 consisted of a qualitative assessment over all reporting units and did not result in impairment. We also performed a quantitative assessment on the ITS reporting unit and determined that goodwill was not impaired as the fair value exceeded the carrying value of the entity by 2.3%. Goodwill in the amount of $578.9 million is included in the ITS reporting unit. During the quantitative assessment, the fair value of the reporting unit was computed using a discounted cash flow analysis and market-based approach. The discounted cash flow model is based on the most recent budget and long-term forecast plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow model include, but are not limited to, a discount rate utilizing a weighted average cost of capital and the amount and timing of expected future cash flows utilizing revenue growth rates (including perpetual growth rate) and EBITDA margin percentages of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. Refer to Note 8 - Goodwill and Intangible Assets to the

accompanying consolidated financial statements for further information on the impairment losses recognized in fiscal years 2024 and 2023.
Revenue Recognition
We account for a contract with a customer when the contract is approved and the parties are committed to perform their respective obligations, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Our contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts and variable fees based on performance.
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
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements (licensing, subscription, consulting services, etc.).
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to our members. Revenue is generated through administrative fees received from suppliers and is included in net administrative fees revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.
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
Software Licenses, Other Services and Support Revenue
We generate software licenses, other services and support revenue through Supply Chain Services and Performance Services.
Within Supply Chain Services, revenue is generated through the GPO, supply chain co-management and SaaS-based purchased services activities.
GPO.    GPO revenue generating activities include revenue from technology solutions, including purchased services, and from suppliers through the members that participate in our performance groups.
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
Multiple Deliverable Arrangements
We enter into agreements where the individual deliverables discussed above, such as SaaS subscriptions, term licenses and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. On occasion, agreements may range up to ten years. We use judgment in determining the stand-alone selling price (“SSP”) for products and services. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the SSP. We typically establish a SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we apply observable inputs using the value relationship between support and term license, and the average economic life of our products.
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
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans, the number of members and other customers that purchase products through our direct sourcing activities, the continued impact of members’ and other customers’ elevated inventory levels on our direct sourcing business and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts during fiscal year 2024, competitive pressure has resulted in increases in our average fee share paid to members, a trend that is expected to continue, particularly as we continue to renew GPO member contracts that were extended at the time of our August 2020 Restructuring. As of June 30, 2024, we have renewed and extended members that represent approximately 50% of the gross administrative fees associated with the member agreements that were extended in 2020. In fiscal year 2025, we are targeting additional member agreements for renewal that would address a cumulative total of approximately 75% of the gross administrative fees associated with the member agreements extended in 2020. We expect to target the remaining associated member agreements for renewal in fiscal years 2026 and 2027. Also refer to “Impact of Inflation” within “Liquidity and Capital

Resources” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
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
Our Performance Services growth will depend upon the expansion to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products and the shift from recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset the reductions in recurring SaaS-based revenue.
Cost of Revenue
Cost of revenue consists of cost of services and software licenses revenue and cost of products revenue.
Cost of services and software licenses revenue includes expenses related to employees, consisting of compensation- and benefits-related costs, and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract including costs related to implementing SaaS informatics tools. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally-developed software applications.
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
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and financial restructuring-related expenses; indirect costs such as insurance, professional fees and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 5 - Fair Value Measurements and Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.

Other Income, Net
Other income, net, primarily includes interest income and expense and equity in net income of unconsolidated affiliates that is generated from our equity method investments. Other income, net, may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets and gains or losses on the disposal of assets.
•Interest income is primarily related to interest earned on investments in money market funds while interest expense is primarily related to funds borrowed through our Credit Facility as well as imputed interest on non-interest bearing debt (see Note 9 - Debt and Notes Payable and Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information).
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying consolidated financial statements for further information).
•Other income, net, also includes, but is not limited to, the fiscal year 2022 gain recognized due to the termination of the FFF Put Right and derecognition of the associated liability.
Income Tax Expense
See Note 15 - Income Taxes to the accompanying consolidated financial statements for discussion of income tax expense.
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying consolidated financial statements for further information). At June 30, 2024, we recognized net loss attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of June 30, 2024, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We have revised the definitions for Adjusted EBITDA and Segment Adjusted EBITDA from the definitions reported in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”) to exclude the impact of equity earnings in unconsolidated affiliates. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definitions.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, including certain strategic initiative and financial restructuring-related expenses, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items and (v) excluding the equity in net income of unconsolidated affiliates. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 12 - Earnings Per Share to the accompanying consolidated financial statements for further information). We have revised the definition for Adjusted Net Income from the definition reported in the 2023 Annual Report to (1) remove the exclusion of the impact of adjustment of redeemable limited partners’ capital to redemption amount, (2) remove the impact of the exchange of all Class B common units for shares of Class A common stock for periods prior to our August 2020 Restructuring and the resulting elimination of non-controlling interest in Premier LP and (3) add the exclusion of equity earnings in unconsolidated affiliates. For comparability purposes, prior year Adjusted Net Income is presented based on the current definition.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth. Our Free Cash Flow assists our efforts to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related businesses and debt reduction.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 27% and 26% for the years ended June 30, 2024 and 2023, respectively. This increase primarily relates to the decrease in pre-tax book income and other permanent tax adjustments offset by an increase in research and development credits.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.6 million for both the years ended June 30, 2024 and 2023, respectively, (see Note 13 - Stock-Based Compensation to the accompanying consolidated financial statements for further information).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting and other expenses related to acquisition activities, one-time integration expenses and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include severance and retention benefits and financial advisor fees, legal fees and other expenses related to disposition activities.
Strategic initiative and financial restructuring-related expenses
Strategic initiative and financial restructuring-related expenses include legal, accounting and other expenses related to strategic initiative and financial restructuring-related activities.
Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items include, but are not limited to, gains and losses on disposal of long-lived assets, imputed interest on non-interest bearing debt and any impact from non-controlling interest on adjustments to net (loss) income attributable to stockholders.

Results of Operations for the Years Ended June 30, 2024 and 2023
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$620,831	46%	$611,035	46%
Software licenses, other services and support	511,808	38%	480,401	36%
Services and software licenses	1,132,639	84%	1,091,436	82%
Products	213,722	16%	244,659	18%
Net revenue	1,346,361	100%	1,336,095	100%
Cost of revenue:
Services and software licenses	268,885	20%	218,087	16%
Products	189,464	14%	221,719	17%
Cost of revenue	458,349	34%	439,806	33%
Gross profit	888,012	66%	896,289	67%
Operating expenses	760,040	56%	654,196	49%
Operating income	127,972	10%	242,093	18%
Other income, net	21,818	2%	7,905	1%
Income before income taxes	149,790	11%	249,998	19%
Income tax expense	43,071	3%	75,111	6%
Net income	106,719	8%	174,887	13%
Net loss attributable to non-controlling interest	12,825	1%	139	—%
Net income attributable to stockholders	$119,544	9%	$175,026	13%

Earnings per share attributable to stockholders:
Basic	$1.05		$1.47
Diluted	$1.04		$1.46
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share. The definitions for Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income were revised from those reported in the 2023 Annual Report. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definitions in the above section “Our Use of Non-GAAP Financial Measures”.
The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data).

	Year Ended June 30,
	2024		2023
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$445,842	33%	$483,715	36%
Non-GAAP Adjusted Net Income	270,403	20%	288,107	22%
Non-GAAP Adjusted Earnings Per Share	2.36	nm	2.40	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Year Ended June 30,
	2024	2023
Net income	$106,719	$174,887
Interest (income) expense, net	(1,281)	14,470
Income tax expense	43,071	75,111
Depreciation and amortization	81,728	85,691
Amortization of purchased intangible assets	47,274	48,102
EBITDA	277,511	398,261
Stock-based compensation	23,876	14,355
Acquisition- and disposition-related expenses	12,612	17,151
Strategic initiative and financial restructuring-related expenses	2,850	13,831
Equity in net loss (income) of unconsolidated affiliates	295	(16,068)
Gain on sale of investment in unconsolidated affiliates	(11,046)	—
Impairment of assets	140,053	56,718
Other reconciling items, net (a)	(309)	(533)
Total Adjusted EBITDA	$445,842	$483,715

Income before income taxes	$149,790	$249,998
Equity in net loss (income) of unconsolidated affiliates	295	(16,068)
Interest (income) expense, net	(1,281)	14,470
Other income, net	(20,832)	(6,307)
Operating income	127,972	242,093
Depreciation and amortization	81,728	85,691
Amortization of purchased intangible assets	47,274	48,102
Stock-based compensation	23,876	14,355
Acquisition- and disposition-related expenses	12,612	17,151
Strategic initiative and financial restructuring-related expenses	2,850	13,831
Deferred compensation plan expense	8,769	5,422
Impairment of assets	140,053	56,718
Other reconciling items, net (b)	708	352
Total Adjusted EBITDA	$445,842	$483,715

Adjusted EBITDA:
Supply Chain Services	$466,931	$483,666
Performance Services	113,440	123,556
Segment Adjusted EBITDA	580,371	607,222
Corporate	(134,529)	(123,507)
Total Adjusted EBITDA	$445,842	$483,715
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the years presented (in thousands):

	Year Ended June 30,
	2024	2023
Net income attributable to stockholders	$119,544	$175,026
Income tax expense	43,071	75,111
Amortization of purchased intangible assets	47,274	48,102
Stock-based compensation	23,876	14,355
Acquisition- and disposition-related expenses	12,612	17,151
Strategic initiative and financial restructuring-related expenses	2,850	13,831
Equity in net loss (income) of unconsolidated affiliates	295	(16,068)
Gain on sale of investment in unconsolidated affiliates	(11,046)	—
Impairment of assets	140,053	56,718
Other reconciling items, net (a)	(8,114)	5,108
Non-GAAP adjusted income before income taxes	370,415	389,334
Income tax expense on adjusted income before income taxes (b)	100,012	101,227
Non-GAAP Adjusted Net Income	$270,403	$288,107

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	113,791	118,767
Dilutive securities	617	1,122
Weighted average shares outstanding - diluted	114,408	119,889
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on notes payable to former limited partners and the impact from non-controlling interest on adjustments to net income attributable to stockholders, including the portion of impairment of assets attributable to Contigo Health’s non-controlling interest.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% and 26% of Non-GAAP adjusted net income before income taxes for the years ended June 30, 2024 and 2023, respectively.

The following table provides the reconciliation of basic earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Year Ended June 30,
	2024	2023
Basic earnings per share attributable to stockholders	$1.05	$1.47
Income tax expense	0.38	0.63
Amortization of purchased intangible assets	0.42	0.41
Stock-based compensation	0.21	0.12
Acquisition- and disposition-related expenses	0.11	0.14
Strategic initiative and financial restructuring-related expenses	0.03	0.12
Equity in net loss (income) of unconsolidated affiliates	—	(0.14)
Gain on sale of investment in unconsolidated affiliates	(0.10)	—
Impairment of assets	1.23	0.48
Other reconciling items, net (a)	(0.08)	0.04
Impact of corporation taxes (b)	(0.88)	(0.85)
Impact of dilutive shares	(0.01)	(0.02)
Non-GAAP Adjusted Earnings Per Share	$2.36	$2.40
________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on notes payable to former limited partners and the impact from non-controlling interest on adjustments to net income attributable to stockholders, including the portion of impairment of assets attributable to Contigo Health’s non-controlling interest.
(b)Reflects income tax expense at an estimated effective income tax rate of 27% and 26% of Non-GAAP adjusted net income before income taxes for the years ended June 30, 2024 and 2023, respectively.
Consolidated Results - Comparison of the Years Ended June 30, 2024 to 2023
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue increased by $10.3 million, or 1%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to a $24.2 million, or 6%, increase in Performance Services due to higher software license and consulting services revenue over the prior year, partially offset by a decrease of $13.7 million, or 2%, in Supply Chain Services, of which $30.9 million of the decline is related to products revenue. The Supply Chain Services revenue decrease was partially offset with increases of $9.8 million and $7.5 million in net administrative fees and software licenses, other services and support, respectively.
Cost of Revenue
Cost of revenue increased by $18.5 million, or 4%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to an increase of $50.8 million in cost of services and software licenses revenue primarily due to higher personnel costs in both Supply Chain Services and Performance Services, partially offset by a decrease of $32.3 million in cost of products revenue.
Operating Expenses
Operating expenses increased by $105.8 million, or 16%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to an increase of $108.1 million in SG&A expenses driven by the Contigo Health goodwill, intangible and other long-lived assets impairment and higher fiscal year 2024 performance-related compensation expense compared to the prior year, partially offset by a decrease of $1.4 million in research and development.

Other Income, Net
Other income, net increased by $13.9 million during the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase was primarily due to:
•increase of $15.8 million in interest income, net, in the current year due to interest earned from the investment of cash received from the sale of non-healthcare contracts in money market funds and lower outstanding loan balances in the current year compared to the prior year;
•current year gain of $11.0 million on the sale of investment in unconsolidated affiliate; and
•change in deferred compensation plan expense as a result of market changes.
These increases were partially offset by a decrease of $16.4 million in equity in net income of unconsolidated affiliates primarily due to the prior year change in classification of our investment in FFF from equity method, to cost, adjusted for impairment, plus or minus observable market changes as well as lower current year performance from our other equity method investments. In addition, as of March 3, 2023, FFF is no longer being accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying consolidated financial statements for further information).
Income Tax Expense
We recorded income tax expense of $43.1 million and $75.1 million for the years ended June 30, 2024 and 2023, respectively. The income tax expense resulted in effective tax rates of 29% and 30% for the years ended June 30, 2024 and 2023, respectively. The change in the effective tax rate is primarily attributable to a decrease in the remeasurement of the deferred tax asset due to apportionment and state law changes when compared to prior year (see Note 15 - Income Taxes to the accompanying consolidated financial statements for further information).
Net Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest increased by $12.7 million during the year ended June 30, 2024 compared to the year ended June 30, 2023, due to our consolidated subsidiaries with non-controlling interests incurring a larger net loss in the current year, primarily related to the aforementioned impairment loss on Contigo Health.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures”, decreased by $37.9 million, or 8%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 driven by decreases of $16.7 million, $10.1 million and $11.0 million in Supply Chain Services, Performance Services and Corporate Adjusted EBITDA, respectively. These decreases were primarily due to higher personnel costs partially offset by increased software licenses, other services and support and net administrative fees revenue.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2024	2023	Change
Net revenue:
Net administrative fees	$620,831	$611,035	$9,796	2%
Software licenses, other services and support	51,750	44,261	7,489	17%
Services and software licenses	672,581	655,296	17,285	3%
Products	213,722	244,659	(30,937)	(13)%
Net revenue	886,303	899,955	(13,652)	(2)%
Cost of revenue:
Services and software licenses	48,402	17,989	30,413	169%
Products	189,464	221,719	(32,255)	(15)%
Cost of revenue	237,866	239,708	(1,842)	(1)%
Gross profit	648,437	660,247	(11,810)	(2)%
Operating expenses:
Selling, general and administrative	215,344	208,113	7,231	3%
Research and development	412	390	22	6%
Amortization of intangibles	31,088	31,900	(812)	(3)%
Operating expenses	246,844	240,403	6,441	3%
Operating income	401,593	419,844	(18,251)	(4)%
Depreciation and amortization	24,202	22,525
Amortization of purchased intangible assets	31,088	31,900
Acquisition- and disposition-related expenses	9,949	6,849
Impairment of assets	—	2,296
Other reconciling items, net	99	252
Segment Adjusted EBITDA	$466,931	$483,666	$(16,735)	(3)%
Net Revenue
Supply Chain Services segment revenue decreased by $13.7 million, or 2%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 driven by a decrease of $30.9 million in products revenue, which was partially offset by increases of $9.8 million and $7.5 million in net administrative fees and software licenses, other services and support revenue, respectively.
Net Administrative Fees Revenue
Net administrative fees revenue increased $9.8 million, or 2%, during the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily driven by one-time contractual payments received from certain GPO members due to early termination in breach of their contracts and increased utilization and further penetration of our contracts by existing members. These increases in net administrative fees revenue were partially offset by an increase in the aggregate blended revenue share paid to members as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements due to market dynamics described above under “Net Revenue” within “Key Components of our Results of Operations” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products Revenue
Products revenue decreased by $30.9 million, or 13%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily a result of lower demand and pricing for certain high-volume commodity products and exiting product categories with lower margin profiles.

Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $7.5 million, or 17%, during the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily due to an increase in supply chain co-management fees driven by new agreements partially offset by a decrease in purchased services technology license and subscription revenue due to timing of license revenue in the prior year.
Cost of Revenue
Supply Chain Services segment cost of revenue decreased by $1.8 million, or 1%, during the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily attributable to the decrease in cost of products revenue of $32.3 million in relation to the aforementioned decrease in products revenue as well as lower product costs in the current year. The decreases in costs of products revenue were partially offset by an increase of $30.4 million in cost of services and software licenses revenue primarily due to an increase in personnel costs associated with headcount in direct support of new engagements within our supply chain co-management business.
Operating Expenses
Operating expenses increased by $6.4 million, or 3%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to an increase in SG&A expenses of $7.2 million. The increase in SG&A expenses was primarily due to a net increase in acquisition- and disposition-related expenses driven by the change in the fair value of the Acurity and Nexera earn-out liability, an increase in depreciation expense related to increased capitalized software in the current year and an increase in technology subscriptions. These increases were partially offset by a decrease in impairment of assets due to the prior year goodwill impairment in our Direct Sourcing reporting unit and a decrease in employee-related expenses (see Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information).
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment decreased by $16.7 million, or 3%,during the year ended June 30, 2024 compared to the year ended June 30, 2023, due to higher personnel costs associated with increased headcount primarily in support of growth in our supply chain co-management business and higher fiscal year 2024 performance-related compensation expense compared to the prior year partially offset by lower products cost in our direct sourcing business.

Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2024	2023	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$179,601	$187,618	$(8,017)	(4)%
Consulting services	92,560	80,292	12,268	15%
Software licenses	85,168	72,376	12,792	18%
Other	103,000	95,891	7,109	7%
Net revenue	460,329	436,177	24,152	6%
Cost of revenue:
Services and software licenses	220,483	200,098	20,385	10%
Cost of revenue	220,483	200,098	20,385	10%
Gross profit	239,846	236,079	3,767	2%
Operating expenses:
Selling, general and administrative	316,198	228,001	88,197	39%
Research and development	2,703	4,150	(1,447)	(35)%
Amortization of intangibles	16,186	16,202	(16)	—%
Operating expenses	335,087	248,353	86,734	35%
Operating loss	(95,241)	(12,274)	(82,967)	676%
Depreciation and amortization	49,797	54,804
Amortization of purchased intangible assets	16,186	16,202
Acquisition- and disposition-related expenses	2,663	10,302
Impairment of assets	140,053	54,422
Other reconciling items, net	(18)	100
Segment Adjusted EBITDA	$113,440	$123,556	$(10,116)	(8)%
Net Revenue
Net revenue in our Performance Services segment increased by $24.2 million, or 6%, during the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase was primarily attributable to growth of $12.8 million in software licenses driven by an increase in enterprise analytics license revenue during the current year compared to the prior year, growth of $12.3 million in consulting services driven by new agreements entered into during the current year under our PINC AI platform as well as an increase of $7.1 million in other revenue driven by increases in Remitra revenue and other certain products under our PINC AI platform. These increases in net revenue were partially offset by a decrease of $8.0 million in SaaS-based products subscriptions revenue primarily due to the conversion of SaaS-based products to licensed-based products in recent periods and contract expirations that did not renew.
Cost of Revenue
Cost of services and software licenses revenue in our Performance Services segment increased by $20.4 million, or 10%, during the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily due to higher personnel costs including costs to support our Contigo Health business and to support growth in adjacent markets within the PINC AI platform, an increase in employee-related expenses including higher fiscal year 2024 performance-related compensation expense compared to the prior year and an increase in consulting services expenses. These increases were partially offset by a decrease in depreciation for assets related to cost of revenue.
Operating Expenses
Performance Services segment operating expenses increased by $86.7 million, or 35%, during the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase was primarily due to the $85.7 million increase in impairments at Contigo Health (see Note 8 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information), as well as higher employee-related expenses associated with higher fiscal year 2024 performance-related compensation expense compared to the prior year. These increases were partially offset by a decrease in acquisition- and disposition-related expenses primarily related to the prior year TRPN acquisition and the lower than anticipated payout of an earn-out liability.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment decreased by $10.1 million, or 8%, during the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily due to the aforementioned increases in cost of revenue and operating expenses partially offset by the aforementioned increase in net revenue.
Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
	2024	2023	Change
Operating expenses:
Selling, general and administrative	$178,380	$165,477	$12,903	8%
Operating expenses	178,380	165,477	12,903	8%
Operating loss	(178,380)	(165,477)	(12,903)	8%
Depreciation and amortization	7,729	8,362
Stock-based compensation	23,876	14,355
Strategic initiative and financial restructuring-related expenses	2,850	13,831
Deferred compensation plan expense	8,769	5,422
Other reconciling items, net	627	—
Adjusted EBITDA	$(134,529)	$(123,507)	$(11,022)	9%
Operating Expenses
Corporate operating expenses increased by $12.9 million, or 8%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to an increase in stock-based compensation expense as a result of lower achievement of performance share awards in the prior year, higher employee-related expenses including higher fiscal year 2024 performance-related compensation expense compared to the prior year and an increase in deferred compensation plan income due to market changes. These increases were partially offset by a decrease in professional fees related to strategic initiative and financial restructuring-related expenses.
Adjusted EBITDA
Adjusted EBITDA decreased by $11.0 million, or 9%, during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to the aforementioned increases in employee-related expenses.
Results of Operations for the Years Ended June 30, 2023 and 2022
A discussion of changes in our results of operations from fiscal year 2022 to fiscal year 2023 has been omitted from this Annual Report but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 22, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our website at http://investors.premierinc.com.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for more information) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Common

Stock, if and when declared, repurchases of Common Stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments and general corporate activities. Our capital expenditures typically consist of internally-developed software costs, software purchases and computer hardware purchases.
As of June 30, 2024 and 2023, we had cash and cash equivalents of $125.1 million and $89.8 million, respectively.
Credit Facility
As of June 30, 2024, we had no outstanding borrowings under our Credit Facility. At June 30, 2023 we had $215.0 million of outstanding borrowings under our Credit Facility. During the year ended June 30, 2024, we had no new borrowings and repaid $215.0 million of borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, notes payable, including notes payable to former limited partners (“LP”), dividend payments on our Common Stock, if and when declared, repurchases of Common Stock pursuant to stock repurchase programs in place from time to time and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt and, potentially, proceeds from the issuance of additional equity or debt securities.
Cash Dividends
On August 8, 2024, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2024 to stockholders of record on September 1, 2024.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million. As of June 30, 2024, we have received cash of $681.4 million including the closing payment and payments out of escrow based on post-closing adjustments. The final cash payment of $42.4 million was paid out of escrow in July 2024. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
Discussion of Cash Flows for the Years Ended June 30, 2024 and 2023
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$296,560	$444,543
Investing activities	(68,466)	(273,622)
Financing activities	(192,720)	(167,266)
Effect of exchange rate changes on cash flows	(21)	(5)
Net increase in cash and cash equivalents	$35,353	$3,650
Net cash provided by operating activities decreased by $148.0 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The decrease was primarily due to an increase of $162.3 million of cash paid for income taxes in the current year on proceeds received from the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA, an increase of $64.0 million in cash paid for costs directly related to revenue-generating activities including and primarily due to employee-related expenses associated with increased headcount to support both our Supply Chain Services and Performance Services segments and an increase in miscellaneous expenses, including income taxes paid from business operations. These decreases to cash were partially offset by a decrease of cash paid for operating expenses of $59.8 million primarily due to a decrease in performance-related compensation relating to the prior fiscal year performance that was paid during the year and an increase of $21.6 million in cash receipts due to higher collections during the current period.

Net cash used in investing activities decreased by $205.2 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The decrease in net cash used in investing activities was primarily due to the cash outlay of $177.5 million for the TRPN acquisition in the prior year and cash received of $12.8 million in the current year for the sale of an investment in an unconsolidated affiliate. The decrease was partially offset by a net increase in purchases of property and equipment.
Net cash used in financing activities increased by $25.5 million for the year ended June 30, 2024 compared to the year ended June 30, 2023. The increase in net cash used in financing activities was primarily driven by the $400.0 million paid as part of the ASR Agreement to repurchase our Common Stock and a decrease of $280.0 million in net borrowings under our Credit Facility. These uses of cash were partially offset by net proceeds from the sale of future revenues of $649.9 million in the current year (see Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information) as well as a decrease in cash dividends paid of $5.0 million as a result of the impact of the ASR Agreement.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2024 and 2023
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring and (ii) purchases of property and equipment. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2024	2023
Net cash provided by operating activities	$296,560	$444,543
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(99,665)	(97,806)
Purchases of property and equipment	(81,189)	(82,302)
Non-GAAP Free Cash Flow	$115,706	$264,435
_________________________________
(a)    Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Consolidated Statements of Cash Flows under “Payments made on notes payable”. During the year ended June 30, 2024, we paid $102.7 million to members including imputed interest of $3.0 million which is included in net cash provided by operating activities. During the year ended June 30, 2023, we paid $102.7 million to members including imputed interest of $4.9 million which is included in net cash provided by operating activities. See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $148.7 million for the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to the aforementioned $148.0 million decrease in net cash provided by operating activities, which was driven by cash taxes paid on OMNIA proceeds of $162.3 million.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Notes payable to former limited partners (a)	$102,685	$102,685	$—	$—	$—
Other notes payable (b)	1,008	1,008	—	—	—
Operating lease obligations (c)	24,538	12,938	10,955	336	309
Total contractual obligations	$128,231	$116,631	$10,955	$336	$309
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

Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) bear interest on a variable rate structure with borrowings bearing interest at either the secured overnight financing rate (“SOFR”) plus an adjustment of 0.100% plus an applicable margin ranging from 1.250% to 1.750% or the prime lending rate plus an applicable margin ranging from 0.250% to 0.750%. We pay a commitment fee ranging from 0.125% to 0.225% for unused capacity under the Credit Facility. At June 30, 2024, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at June 30, 2024. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At June 30, 2024, we had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to this Annual Report. See also Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements.
Notes Payable to Former Limited Partners
At June 30, 2024, $102.7 million remains to be paid without interest in four equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending in the quarter ended June 30, 2025. See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Other Notes Payable
At June 30, 2024, we had commitments of $1.0 million for other obligations under notes payable. Other notes payable have stated maturities between three to five years from the date of issuance and are non-interest bearing. See Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At June 30, 2024, we have non-recourse commitments of $651.2 million, net of imputed interest of $14.2 million, for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from net administrative fees received in connection with the sold contracts commencing during the first quarter of fiscal year 2024 and continuing for at least 10 years. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
Cash Dividends
In each of September 15, 2023, December 15, 2023, March 15, 2024 and June 15, 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On August 8, 2024, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2024 to stockholders of record on September 1, 2024.
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
Share Repurchase Authorization
On February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Common Stock. On February 5, 2024, under the share repurchase authorization, we entered into the ASR Agreement with Bank of America to repurchase an aggregate of $400.0 million of shares of our Common Stock. Under the terms of the ASR Agreement, we made a payment of $400.0 million to Bank of America and on February 8 and 9, 2024, received initial deliveries of 15.0 million shares of our Common Stock (and then retired), or $320.0 million, based on the closing price on February 7, 2024 of $21.29 per share. On July 11, 2024, as final settlement of the accelerated share repurchase transaction under the ASR Agreement, we received from Bank of America (and then retired) an additional 4.8 million shares of our Common Stock. In total, we repurchased 19.9 million shares of our Common Stock at an average price of $20.12 per share under the ASR Agreement, which represents the volume-weighted average share price of our Common Stock during the term of the ASR Agreement less a price adjustment.
Fiscal Year 2024 Developments
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
We continue to evaluate the contributing factors, specifically logistics, raw materials and labor, which have led to adjustments to selling prices. We have seen logistics costs normalize as well as some reductions in the costs of specific raw materials; however, the cost of labor remains high. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio. See “Risk Factors — Risks Related to Our Business Operations” in this Annual Report.
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs, logistics costs and global supply-chain disruption.
We continue to monitor the impacts of the geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business Operations” as well as “Market and Industry Trends and Outlook” within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for further discussion.

Pandemics, Epidemics or Public Health Emergencies
The outbreak of the novel coronavirus COVID-19 and the resulting global pandemic and the impact on the healthcare industry impacted our sales, operations and supply chains, our members and other customers and workforce and suppliers. While both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency in May 2023, we remain subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and the uncertain impacts those events could have on our business, results of operations, financial condition, cash flows and the prospects of the trading price of our Common Stock.
Refer to “Item 1A. Risk Factors” for further discussion of the material risks we face.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. At June 30, 2024, we had no outstanding borrowings under our Credit Facility.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter
At June 30, 2024, the Company’s goodwill was $995.9 million, of which $578.9 million relates to the Informatics and Technology Services (“ITS”) reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the last fiscal quarter of the fiscal year unless impairment indicators are present that could require an interim impairment test. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management’s annual goodwill impairment test was especially complex and highly judgmental due to the estimation required to determine the fair value of the ITS reporting unit. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimate is sensitive to changes in highly subjective significant assumptions, such as revenue growth rates and EBITDA margins, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant assumptions discussed above used in determining the ITS reporting unit’s fair value. We also tested management’s controls over the completeness and accuracy of the data used in the valuation.
To test the estimated fair value of the Company’s ITS reporting unit, our audit procedures included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the ITS reporting unit resulting from changes in the assumptions. We assessed the historical accuracy of management’s projections and involved our valuation specialists to assist in our evaluation of the methodologies and certain significant assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 2.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Raleigh, North Carolina
August 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Premier, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the June 30, 2024 consolidated financial statements of the Company and our report dated August 20, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
August 20, 2024

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2024	2023
Assets
Cash and cash equivalents	$125,146	$89,793
Accounts receivable (net of $1,455 and $2,878 allowance for credit losses, respectively)	126,694	115,295
Contract assets (net of $1,248 and $885 allowance for credit losses, respectively)	335,831	299,219
Inventory	79,799	76,932
Prepaid expenses and other current assets	80,546	60,387
Total current assets	748,016	641,626
Property and equipment (net of $742,063 and $662,554 accumulated depreciation, respectively)	205,711	212,308
Intangible assets (net of $295,955 and $265,684 accumulated amortization, respectively)	269,259	430,030
Goodwill	995,852	1,012,355
Deferred income tax assets	776,202	653,629
Deferred compensation plan assets	54,422	50,346
Investments in unconsolidated affiliates	228,562	231,826
Operating lease right-of-use assets	20,635	29,252
Other assets	102,790	110,115
Total assets	$3,401,449	$3,371,487

Liabilities and stockholders' equity
Accounts payable	$60,361	$54,375
Accrued expenses	65,567	47,113
Revenue share obligations	292,792	262,288
Accrued compensation and benefits	101,366	60,591
Deferred revenue	19,642	24,311
Current portion of notes payable to former limited partners	101,523	99,665
Line of credit and current portion of long-term debt	1,008	216,546
Current portion of liability related to the sale of future revenues	51,798	—
Other current liabilities	52,506	50,574
Total current liabilities	746,563	815,463
Long-term debt, less current portion	—	734
Notes payable to former limited partners, less current portion	—	101,523
Deferred compensation plan obligations	54,422	50,346
Operating lease liabilities, less current portion	11,170	21,864
Liability related to the sale of future revenues, less current portion	599,423	—
Other liabilities	27,640	47,202
Total liabilities	1,439,218	1,037,132
Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 111,456,454 shares issued and 105,027,079 outstanding at June 30, 2024 and 125,587,858 shares issued and 119,158,483 outstanding at June 30, 2023	1,115	1,256
Treasury stock, at cost; 6,429,375 shares at both June 30, 2024 and 2023, respectively	(250,129)	(250,129)
Additional paid-in capital	2,105,684	2,178,134
Retained earnings	105,590	405,102
Accumulated other comprehensive loss	(29)	(8)
Total stockholders' equity	1,962,231	2,334,355
Total liabilities and stockholders' equity	$3,401,449	$3,371,487
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022
Net revenue:
Net administrative fees	$620,831	$611,035	$601,128
Software licenses, other services and support	511,808	480,401	438,267
Services and software licenses	1,132,639	1,091,436	1,039,395
Products	213,722	244,659	393,506
Net revenue	1,346,361	1,336,095	1,432,901
Cost of revenue:
Services and software licenses	268,885	218,087	183,984
Products	189,464	221,719	363,878
Cost of revenue	458,349	439,806	547,862
Gross profit	888,012	896,289	885,039
Operating expenses:
Selling, general and administrative	709,651	601,554	576,879
Research and development	3,115	4,540	4,151
Amortization of purchased intangible assets	47,274	48,102	43,936
Operating expenses	760,040	654,196	624,966
Operating income	127,972	242,093	260,073
Equity in net (loss) income of unconsolidated affiliates	(295)	16,068	23,505
Interest income (expense), net	1,281	(14,470)	(11,142)
Gain on FFF Put and Call Rights	—	—	64,110
Other income (expense), net	20,832	6,307	(9,646)
Other income, net	21,818	7,905	66,827
Income before income taxes	149,790	249,998	326,900
Income tax expense	43,071	75,111	58,582
Net income	106,719	174,887	268,318
Net loss (income) attributable to non-controlling interest	12,825	139	(2,451)
Net income attributable to stockholders	$119,544	$175,026	$265,867

Comprehensive income:
Net income	$106,719	$174,887	$268,318
Comprehensive loss (income) attributable to non-controlling interest	12,825	139	(2,451)
Foreign currency translation loss	(21)	(5)	(3)
Comprehensive income attributable to stockholders	$119,523	$175,021	$265,864

Weighted average shares outstanding:
Basic	113,791	118,767	120,220
Diluted	114,408	119,889	121,668

Earnings per share attributable to stockholders:
Basic	$1.05	$1.47	$2.21
Diluted	1.04	1.46	2.19
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	122,533	$1,225	—	$—	$2,059,194	$169,474	$—	$2,229,893
Issuance of Class A common stock under equity incentive plan	1,843	18	—	—	37,748	—	—	37,766
Issuance of Class A common stock under employee stock purchase plan	105	2	—	—	3,849	—	—	3,851
Treasury stock	(6,429)	—	6,429	(250,129)	—	—	—	(250,129)
Stock-based compensation expense	—	—	—	—	46,229	—	—	46,229
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(10,866)	—	—	(10,866)
Net income	—	—	—	—	—	268,318	—	268,318
Net income attributable to non-controlling interest	—	—	—	—	2,451	(2,451)	—	—
Change in ownership of consolidated entity	—	—	—	—	202	(142)	—	60
Dividends ($0.20 per share)	—	—	—	—	—	(97,082)	—	(97,082)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	4,095	(6,427)	—	(2,332)
Non-controlling interest in consolidated investments	—	—	—	—	23,145	—	—	23,145
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	967	9	—	—	6,069	—	—	6,078
Issuance of Class A common stock under employee stock purchase plan	139	2	—	—	4,135	—	—	4,137
Stock-based compensation expense	—	—	—	—	13,734	—	—	13,734
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,427)	—	—	(13,427)
Net income	—	—	—	—	—	174,887	—	174,887
Net loss attributable to non-controlling interest	—	—	—	—	(139)	139	—	—
Change in ownership of consolidated entity	—	—	—	—	106	—	—	106
Dividends ($0.21 per share)	—	—	—	—	—	(100,883)	—	(100,883)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(731)	—	(731)
Non-controlling interest in consolidated investments	—	—	—	—	1,019	—	—	1,019
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	—	590	—	—	590
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	716	7	—	—	—	—	—	7
Issuance of Class A common stock under employee stock purchase plan	184	2	—	—	3,752	—	—	3,754
Treasury stock	(15,031)	—	15,031	(322,992)	(80,000)	—	—	(402,992)
Retirement of Class A common Stock	—	(150)	(15,031)	322,992	—	(322,842)	—	—
Stock-based compensation expense	—	—	—	—	23,290	—	—	23,290
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(6,771)	—	—	(6,771)
Net income	—	—	—	—	—	106,719	—	106,719
Net loss attributable to non-controlling interest	—	—	—	—	(12,825)	12,825	—	—
Change in ownership of consolidated entity	—	—	—	—	104	—	—	104
Dividends ($0.21 per share)	—	—	—	—	—	(96,214)	—	(96,214)
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2024	2023	2022
Operating activities
Net income	$106,719	$174,887	$268,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,002	133,793	129,107
Equity in net loss (income) of unconsolidated affiliates	295	(16,068)	(23,505)
Deferred income taxes	(122,573)	71,403	56,792
Stock-based compensation	23,290	13,734	46,229
Impairment of assets	140,053	56,718	18,829
Gain on FFF Put and Call Rights	—	—	(64,110)
Other, net	(4,518)	6,501	5,803
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,399)	477	27,318
Contract assets	(39,265)	(41,088)	(47,219)
Inventory	(2,867)	42,720	56,724
Prepaid expenses and other assets	(5,920)	21,056	40,617
Accounts payable	8,717	7,415	(41,184)
Revenue share obligations	30,504	16,893	18,512
Accrued expenses, deferred revenue and other liabilities	44,522	(43,898)	(47,997)
Net cash provided by operating activities	296,560	444,543	444,234
Investing activities
Purchases of property and equipment	(81,189)	(82,302)	(87,440)
Sale of investment in unconsolidated affiliates	12,753	—	—
Acquisition of businesses and equity method investments, net of cash acquired	—	(187,750)	(26,000)
Investment in unconsolidated affiliates	(30)	(2,060)	(16,000)
Other	—	(1,510)	(10,000)
Net cash used in investing activities	(68,466)	(273,622)	(139,440)
Financing activities
Payments on notes payable	(100,937)	(100,859)	(99,243)
Proceeds from credit facility	—	470,000	325,000
Payments on credit facility	(215,000)	(405,000)	(250,000)
Proceeds from sale of future revenues	681,427	—	—
Payments on liability related to the sale of future revenues	(31,535)	—	—
Cash dividends paid	(95,207)	(100,233)	(96,455)
Repurchase of Class A common stock	(400,000)	—	(250,129)
Payments on deferred consideration related to acquisition of business	(27,187)	(27,927)	(28,586)
Proceeds from exercise of stock options under equity incentive plan	—	6,078	37,766
Other, net	(4,281)	(9,325)	13,858
Net cash used in financing activities	(192,720)	(167,266)	(347,789)
Effect of exchange rate changes on cash flows	(21)	(5)	(3)
Net increase (decrease) in cash and cash equivalents	35,353	3,650	(42,998)
Cash and cash equivalents at beginning of period	89,793	86,143	129,141
Cash and cash equivalents at end of period	$125,146	$89,793	$86,143
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Notes to Consolidated Financial Statements
Information presented in the Notes to Consolidated Financial Statements are as of June 30, 2024 unless otherwise specifically noted.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading technology-driven healthcare improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations to improve and innovate in the clinical, financial and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payer and life sciences markets. Additionally, the Company also provides some of the various products and services noted above to non-healthcare businesses, including through its direct sourcing activities as well as continued access to its group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (see Note 10 - Liability Related to the Sale of Future Revenues).
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
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading.

Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the years ended June 30, 2024, 2023 and 2022 (in thousands):

	Year Ended June 30,
	2024	2023	2022
Supplemental schedule of cash flows information:
Interest paid	$16,309	$18,712	$11,256
Income taxes paid	168,585	4,593	3,103
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$6,446	$2,731	$402
Accrued dividend equivalents	1,934	1,032	963
Accrued excise taxes related to repurchase of Class A common stock	2,992	—	—
Non-cash investment in unconsolidated affiliates	—	8,819	—
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
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company’s receivables and contract assets (see below for discussion of contract assets). Receivables consist largely of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for expected credit losses. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member and other customer base and age of the receivable balances, both individually and in the aggregate. As receivables are generally due within one year, changes to economic conditions are not expected to have a significant impact on the estimate of expected credit losses. However, economic conditions are monitored on a quarterly basis to determine if any adjustments are deemed necessary. Provisions for the allowance for expected credit losses attributable to bad debt are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of receivables could be further adjusted.
Contract Assets
Supply Chain Services contract assets represent estimated member purchases on supplier contracts for which administrative fees have been earned but not collected. Historically, the Company has not recognized an allowance for credit losses for contract assets associated with administrative fees. Performance Services contract assets represent revenue earned for services provided which the Company is not contractually able to bill as of the end of the respective reporting period. Under ASC Topic 326, the Company includes Performance Services’ contract assets in the reserving process and assesses the risk of loss similar to the methodology of the Company’s receivables, since the contract assets are reclassified to receivables when the Company becomes entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Certain contract assets are due for periods greater than one year, and changes to economic conditions may have an impact on these receivables. The Company monitors economic conditions on a quarterly basis to determine if changes to the reserve are necessary.
Inventory
Inventory consisting of finished goods, primarily medical products, are stated at the lower of cost or net realizable values on an average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value. As of June 30, 2024 and 2023, these provisions were $2.9 million and $10.8 million, respectively.
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

Costs associated with internally-developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years, and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally-developed software of $73.4 million and $77.8 million during the years ended June 30, 2024 and 2023, respectively.
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
The Company performed an analysis of the carrying value of intangible assets subject to amortization on the Contigo Health reporting unit as of March 31, 2024 and resulted in $113.5 million in impairment losses (see Note 8 - Goodwill and Intangible Assets).
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
A goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. The Company determines the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Significant assumptions utilized in determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, revenue growth rates (including perpetual growth rates), EBITDA margin percentages and the amount and timing of expected future cash flows of the reporting unit’s business. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Based on a qualitative analysis performed at March 31, 2024, the Company determined impairment indicators were present and the carrying value of certain reporting units more likely than not exceeded their fair value. The Company performed a quantitative assessment on the Contigo Health reporting unit which resulted in $16.5 million in goodwill impairment losses (see Note 8 - Goodwill and Intangible Assets). As a result, the Contigo Health reporting unit’s goodwill was fully impaired.
The Company’s most recent annual impairment testing as of April 1, 2024 consisted of a quantitative assessment over the Informatics and Technology Services (“ITS”) reporting unit’s $578.9 million goodwill balance. Given the significant excess fair value and associated carrying value, the Company elected to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred for the remaining reporting units. Based on the qualitative analysis performed, the Company determined that the remaining reporting units did not have indications that impairment was more likely than not to have occurred. As a result of the quantitative analysis performed on the ITS reporting unit, the Company determined that the fair value of the ITS reporting unit exceeded its carrying value and, therefore, goodwill is not impaired.
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
Liability Related to the Sale of Future Revenues
The Company accounts for the sale of future revenues as a liability, with both current and non-current portions. In order to determine the timing of the reduction in debt associated with the sale of future revenues, the Company estimates the total future revenues expected to be remitted to the purchaser. The Company recognizes interest expense based on an estimated effective annual interest rate. The Company determines the effective interest rate based on recognized and expected future revenue and maintains a consistent interest rate throughout the life of the agreement. This estimate contains significant assumptions that impact both the amount of debt and the interest expense recorded over the life of the agreement. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the debt, which will be recorded as a non-cash gain or loss in other income in the Consolidated Statements of Income and Comprehensive Income. See Note 10 - Liability Related to the Sale of Future Revenues.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation plan liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion, $6.8 million and $5.2 million at June 30, 2024 and 2023, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2024 and 2023. The non-current portion of the deferred compensation plan assets, $54.4 million and $50.3 million at June 30, 2024 and 2023, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2024 and 2023. Realized and unrealized gains and (losses) of $8.8 million, $5.4 million and $(9.4) million on plan assets for the years ended June 30, 2024, 2023 and 2022, respectively, are included in other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense (income) from the change in the corresponding liabilities of $8.8 million, $5.4 million and $(9.4) million, respectively, is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2024, 2023 and 2022, respectively.
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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent and initial direct costs, if incurred. The Company’s leases generally do not include an implicit rate; therefore, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the Company’s transition to ASC Topic 842. For subsequent leases entered into after the transition to ASC Topic 842, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of the respective lease commencement date. The related lease expense is recognized on a straight-line basis over the lease term.
Revenue Recognition
The Company accounts for a contract with a customer when the contract is approved and the parties are committed to perform their respective obligations, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company’s contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts and variable fees based on performance.
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
Performance Obligations
A performance obligation is a promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contracts may have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises, and therefore, not distinct, while other contracts may have multiple performance obligations, most commonly due to the contract covering multiple deliverable arrangements such as licensing, subscription, consulting services, etc.
Net Administrative Fees Revenue
Net administrative fees revenue is a single performance obligation earned through a series of distinct daily services and includes maintaining a network of members to participate in the group purchasing program and providing suppliers efficiency in contracting and access to the Company’s members. Revenue is generated through administrative fees received from suppliers and is included in net administrative fees revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.
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
GPO.    GPO revenue generating activities include revenue from technology solutions, including purchased services, and from suppliers through the members that participate in the Company’s performance groups.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions, term licenses and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately three months to five years after the applicable contract execution date. On occasion, agreements may range up to ten years. The Company uses judgment in determining the stand-alone selling price (“SSP”) for products and services. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the SSP. The Company typically establishes a SSP range for products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, the Company applies observable inputs using the value relationship between support and term license and the average economic life of the products.
Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of services and software licenses revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services and implementation services related to SaaS informatics tools and licensed software products along with associated amortization of certain capitalized contract costs. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses and amortization of the cost of internally-developed software.
Cost of products revenue consists of purchase and logistics costs for direct sourced medical products and commodity products.
Operating Expenses
Selling, general and administrative expenses consist of expenses directly associated with selling and administrative employees, indirect expenses associated with employees that primarily support revenue generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect expenses, insurance expenses, professional fees, expenses incurred to maintain the Company’s software-related products and services and other general overhead expenses. SG&A expenses can also include impairment of goodwill, intangibles or other long-lived assets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income and were $7.8 million, $7.0 million and $6.5 million for the years ended June 30, 2024, 2023 and 2022, respectively.

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
Basic and Diluted Earnings per Share (“EPS”)
Basic EPS is calculated by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potentially issuable dilutive shares of Class A common stock (“Common Stock”), unless the effect of such inclusion would result in the reduction of a loss or the increase in income per share. Diluted EPS is calculated by dividing net income attributable to stockholders by the weighted average number of shares of common stock increased by the dilutive effects of potentially issuable dilutive shares of Common Stock during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which modifies the disclosure or presentation requirements of a variety of topics in the codification. ASU 2023-06 will be effective for the Company on the date of the SEC’s removal of the related guidance from Regulation S-X or Regulation S-K becomes effective, or for the fiscal year beginning July 1, 2028, at the latest. Early adoption is prohibited. The Company has preliminarily evaluated the new standard and acknowledges the standard will result in enhanced disclosures.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses. ASU 2023-07 will be effective for the Company for the fiscal year beginning July 1, 2024. Early adoption is permitted. The Company has preliminarily evaluated the new standard and acknowledges the standard will result in enhanced disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. Assets
On October 13, 2022, the Company, through its consolidated subsidiary Contigo Health, LLC (“Contigo Health”), acquired certain assets (the “TRPN Transferred Assets”) of TRPN Direct Pay, Inc. and Devon Health, Inc. (collectively, “TRPN”), including contracts with more than 500,000 providers (collectively, the “Assumed Contracts”), and agreed to assume certain liabilities and obligations of TRPN with regard to the Assumed Contracts (referred to as the “TRPN acquisition”). The TRPN Transferred Assets relate to businesses of TRPN focused on improving access to quality healthcare and reducing the cost of medical claims through pre-negotiated discounts with network providers, including acute care hospitals, surgery centers, physicians and other continuum of care providers in the United States. Contigo Health also agreed to license proprietary cost containment technology of TRPN.
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
The TRPN acquisition resulted in the initial recognition of $60.9 million of goodwill attributable to the anticipated profitability of TRPN, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The TRPN acquisition was considered an asset acquisition for income tax purposes. Accordingly, the Company expects tax goodwill to be deductible for tax purposes. As of June 30, 2024, the intangible assets and goodwill recognized as a result of the TRPN acquisition were fully impaired (see Note 8 - Goodwill and Intangible Assets).
TRPN has been integrated within Premier under Contigo Health and is reported as part of the Performance Services Segment. Pro forma results of operations for the acquisition have not been presented because the effects on revenue and net income were not material to the Company’s historical consolidated financial statements.
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net (Loss) Income
	June 30,		Year Ended June 30,
	2024	2023	2024	2023	2022
FFF	$136,080	$136,080	$—	$8,571	$16,614
Exela	32,259	32,905	(646)	5,172	1,733
Qventus	16,000	16,000	—	—	—
Prestige	14,850	15,503	640	921	4,303
Other investments	29,373	31,338	(289)	1,404	855
Total investments	$228,562	$231,826	$(295)	$16,068	$23,505
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at June 30, 2024 and 2023. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounted for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the “2023 Annual Report,” for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at June 30, 2024 and 2023. At June 30, 2024 and 2023, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investments in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at June 30, 2024 and 2023. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
The Company, through its consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through PRAM’s ownership of Prestige limited partnership units at June 30, 2024 and 2023. At June 30, 2024 and 2023, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
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
The following table shows summarized unaudited results of operations information for FFF, which met the 10% asset test for the year ended June 30, 2022 (in thousands):

Year Ended
June 30, 2022
Revenue	$2,728,855
Gross profit	150,980
Income from operations	55,379
Net income	33,215
Net income attributable to non-controlling interest	16,275
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Deferred compensation plan assets	$61,198	$61,198	$—	$—
Total assets	61,198	61,198	—	—

Earn-out liabilities	28,549	—	—	28,549
Total liabilities	$28,549	$—	$—	$28,549

June 30, 2023
Cash equivalents	$77	$77	$—	$—
Deferred compensation plan assets	55,566	55,566	—	—
Total assets	55,643	55,643	—	—

Earn-out liabilities	26,603	—	—	26,603
Total liabilities	$26,603	$—	$—	$26,603
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($6.8 million and $5.2 million at June 30, 2024 and 2023, respectively) was included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.
In the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right”, together with the FFF Put Right, the “Put and Call Rights”). As of June 30, 2024 and 2023, the Call Right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the earnings before interest, taxes, depreciation and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
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
Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and is remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. At June 30, 2024, the most likely outcome was determined to be $30.0 million from an undiscounted range of outcomes between $0 and $30.0 million. A significant decrease in the probability could result in a significant decrease in the value of the earn-out liability. The fair value of the Acurity and Nexera earn-out liability at June 30, 2024 and 2023 was $28.5 million and $23.1 million, respectively.

	As of June 30,
Input assumptions	2024	2023
Probability of transferred member renewal percentage < 50%	—%	5.0%
Probability of transferred member renewal percentage between 50% and 65%	—%	10.0%
Probability of transferred member renewal percentage between 65% and 80%	—%	25.0%
Probability of transferred member renewal percentage > 80%	100.0%	60.0%
Credit spread	1.0%	1.6%
(a)The Acurity and Nexera earn-out liability was initially valued as of February 28, 2020.

A reconciliation of the earn-out liabilities is as follows (in thousands):

	Beginning Balance	Purchases/ (Settlements)(a)	(Gains)/Losses (b)	Ending Balance
Year Ended June 30, 2024
Earn-out liabilities	$26,603	$(1,375)	$3,321	$28,549
Total Level 3 liabilities	$26,603	$(1,375)	$3,321	$28,549

Year Ended June 30, 2023
Earn-out liabilities	$22,789	$1,460	$2,354	$26,603
Total Level 3 liabilities	$22,789	$1,460	$2,354	$26,603
_________________________________
(a)Settlements for the year ended June 30, 2024 represent payments on earn-out liabilities. Purchases for the year ended June 30, 2023 include an earn-out which had not been earned or paid as of June 30, 2023.
(b)Gains on level 3 liability balances will decrease the liability ending balance and losses on level 3 liability balances will increase the liability ending balance. (Gains) losses on earn-out liabilities are included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 9 - Debt and Notes Payable).
During the year ended June 30, 2024, in conjunction with the Company’s assessment to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts, the Company recorded pre-tax impairment charges in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income related to the Contigo Health reporting unit. The impairments, which included Level 3 inputs, related to property and equipment and goodwill and intangible assets (see Note 7 - Supplemental Balance Sheet Information and Note 8 - Goodwill and Intangible Assets, respectively), as well as $0.3 million for operating lease right-of-use assets.
Financial Instruments for Which Fair Value is Only Disclosed
The fair values of non-interest bearing notes payable, classified as Level 2, were equal to their carrying value at June 30, 2024 and June 30, 2023 based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Contract Assets, Deferred Revenue and Revenue Share Obligations
The timing of revenue recognition, billings and cash collections results in accounts receivables, contract assets (unbilled receivables) and deferred revenue on the Consolidated Balance Sheets. Contract assets increased by $39.3 million during the year ended June 30, 2024 primarily due to revenue recognition from licensing contracts in Performance Services and increased gross administrative fees driven by higher members’ purchases. The revenue recognition from licensing contracts represents performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to the licensing contracts as well as invoicing related to certain cost management consulting services where revenue is recognized as work is performed. Revenue share obligations increased by $30.5 million during the year ended June 30, 2024 compared to the year ended June 30, 2023 primarily due to an increase in gross administrative fees driven by higher members’ purchases in addition to a higher average revenue fee share percentage in the underlying revenue share arrangements.
Revenue recognized during the year ended June 30, 2024 that was included in the opening balance of deferred revenue at June 30, 2023 was $21.6 million, which is a result of satisfying performance obligations primarily within the Performance Services segment.

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
Net revenue of $13.0 million was recognized during the year ended June 30, 2024 from performance obligations that were satisfied or partially satisfied on or before June 30, 2023. The net revenue recognized was driven by an increase of $7.8 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business and an increase of $5.2 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $736.2 million. The Company expects to recognize 37% of the remaining performance obligations over the next twelve months, an additional 23% over the following twelve months and an additional 29% over the following 36 months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At June 30, 2024, the Company had $25.5 million in capitalized contract costs, including $16.1 million related to sales commissions and $9.4 million related to implementation costs. The Company recognized $11.0 million of related amortization expense for the year ended June 30, 2024.
At June 30, 2023, the Company had $24.4 million in capitalized contract costs, including $14.9 million related to sales commissions and $9.5 million related to implementation costs. The Company recognized $10.6 million of related amortization expense for the year ended June 30, 2023.
(7) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted of amounts due for services and products from hospital and healthcare members, distributors and other customers.
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2024	2023
Trade accounts receivable	$127,501	$117,655
Other	648	518
Total accounts receivable	128,149	118,173
Allowance for credit losses	(1,455)	(2,878)
Accounts receivable, net	$126,694	$115,295

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2024	2023
Capitalized software	2-5 years	$856,730	$785,260
Computer hardware	3-5 years	64,761	63,281
Furniture and other equipment	5 years	7,061	7,049
Leasehold improvements	Lesser of estimated useful life or term of lease	19,222	19,272
Total property and equipment		947,774	874,862
Accumulated depreciation and amortization		(742,063)	(662,554)
Property and equipment, net		$205,711	$212,308
Depreciation and amortization expense related to property and equipment was $81.7 million, $85.7 million and $85.2 million for the years ended June 30, 2024, 2023 and 2022, respectively. Unamortized capitalized software costs were $178.6 million and $175.0 million at June 30, 2024 and 2023, respectively.
During the year ended June 30, 2024, the Company incurred an impairment of long-lived assets of $9.8 million related to the Contigo Health reporting unit as the carrying value of the assets was not recoverable. During the year ended June 30, 2022, the Company incurred an impairment of long-lived assets of $12.7 million associated with capitalized software assets in the Supply Chain Services segment as the carrying value of the assets was not recoverable. The Company did not incur a material loss on disposal or impairment of long-lived assets during the year ended June 30, 2023.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2024	2023
Contract assets, less current portion	$59,025	$56,372
Capitalized contract costs	25,506	24,414
Notes receivable	4,040	4,700
Acurity prepaid contract administrative fee share, less current portion	—	9,700
Other (a)	14,219	14,929
Total other long-term assets	$102,790	$110,115
_________________________________
(a)Includes deferred loan costs, net of $2.7 million and $3.5 million as of June 30, 2024 and 2023, respectively.
Contract costs include capitalized sales commissions and implementation costs. See Note 6 - Contract Balances for further information.
The Company recorded amortization expense on deferred loan costs of $0.8 million, $0.7 million and $0.6 million the years ended June 30, 2024, 2023 and 2022, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.
Pursuant to the Acurity and Nexera asset acquisition, the Company capitalized one-time rebates pursuant to the purchase agreement with Acurity, Inc. as prepaid contract administrative fee share.

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2024	2023
Reserve for uncertain tax positions	$23,225	$22,915
Earn-out liability, less current portion	—	23,128
Other	4,415	1,159
Total other long-term liabilities	$27,640	$47,202
Earn-out liabilities were established in connection with the Acurity and Nexera asset acquisition as well as other immaterial acquisitions. See Note 5 - Fair Value Measurements for further information.
(8) GOODWILL AND INTANGIBLE ASSETS
Fiscal Year 2024 Impairment
In connection with the preparation of its quarterly financial statements during the third quarter of fiscal year 2024, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. While there was no single determinative event or factor, potential triggering events during the third quarter of fiscal year 2024 led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Contigo Health reporting unit was below its carrying value at March 31, 2024. The Company also determined there were impairment indicators for the other long-lived assets within the Contigo Health reporting unit, which also represents the asset group for purposes of assessing the potential impairment of long-lived assets. The fair value of the reporting unit was computed using a discounted cash flow analysis. The discounted cash flow model uses thirteen-year forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, a discount rate utilizing a weighted average cost of capital and the amount and timing of expected future cash flows utilizing revenue growth rates (including perpetual growth rate) and EBITDA margin percentages. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, during the third quarter of fiscal year 2024, the Company recorded impairment charges related to the Contigo Health reporting unit recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The pre-tax impairment charges comprised of $16.5 million for goodwill, $96.1 million for the provider network, $11.9 million for customer relationships, $0.6 million for technology, $0.3 million for non-compete agreements and $4.6 million for other intangible assets. At June 30, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Fiscal Year 2023 Impairment
During the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million and $2.3 million related to the Contigo Health and Direct Sourcing reporting units, respectively, in the accompanying Consolidated Statements of Income and Comprehensive Income.
Fiscal Year 2022 Impairment
During the year ended June 30, 2022, the carrying value of $4.4 million in customer relationships and $1.7 million in trade names in the Performance Services segment were not recoverable and the Company recorded an impairment on assets of $6.1 million in the accompanying Consolidated Statements of Income and Comprehensive Income.
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2023	$386,206	$626,149	$1,012,355
Impairment	—	(16,503)	(16,503)
June 30, 2024	$386,206	$609,646	$995,852

At June 30, 2024, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $70.9 million, respectively. At June 30, 2023, the Company had accumulated impairment losses to goodwill at Supply Chain Services and Performance Services of $2.3 million and $54.4 million, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30, 2024			June 30, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(162,910)	$223,190	$386,100	$(136,751)	$249,349
Provider network	15.0 years	—	—	—	106,500	(5,029)	101,471
Technology	7.1 years	98,517	(73,441)	25,076	99,317	(67,581)	31,736
Customer relationships	9.3 years	41,430	(31,612)	9,818	57,930	(31,846)	26,084
Trade names	6.8 years	18,420	(13,574)	4,846	18,920	(11,983)	6,937
Non-compete agreements	5.2 years	17,315	(12,063)	5,252	17,715	(9,738)	7,977
Other (a)	4.1 years	3,432	(2,355)	1,077	9,232	(2,756)	6,476
Total		$565,214	$(295,955)	$269,259	$695,714	$(265,684)	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset as of June 30, 2023.
The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2024	2023
Supply Chain Services	$238,622	$269,710
Performance Services (a)	30,637	160,320
Total intangible assets, net	$269,259	$430,030
_________________________________
(a)Includes a $1.0 million indefinite-lived asset as of June 30, 2023.
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2025	$38,189
2026	36,945
2027	34,294
2028	30,681
2029	28,687
Thereafter	100,463
Total amortization expense	$269,259
(9) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	June 30,
	2024	2023
Credit Facility	$—	$215,000
Notes payable to members, net of discount	101,523	201,188
Other notes payable	1,008	2,280
Total debt and notes payable	102,531	418,468
Less: current portion	(102,531)	(316,211)
Total long-term debt and notes payable	$—	$102,257

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
At the Company’s option, committed loans under the Credit Facility may be in the form of secured overnight financing rate loans (“SOFR Loans”) or base rate loans. SOFR Loans bear interest at Term SOFR plus an adjustment of 0.100% (“Adjusted Term SOFR”) plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base rate loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.500%, the one-month Adjusted Term SOFR plus 1.000% and 0.000%), plus the Applicable Rate. The Applicable Rate ranges from 1.250% to 1.750% for SOFR Loans and 0.250% to 0.750% for base rate loans. At June 30, 2024, the interest rates for SOFR Loans and base rate loans were 6.687% and 8.750%, respectively. Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.225% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2023, the weighted average interest rate on outstanding borrowings under the Credit Facility was 6.470%. At June 30, 2024, the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with all such covenants at June 30, 2024. The Credit Facility also contains customary events of default, including cross-defaults of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Common Stock pursuant to any then-existing stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. For the year ended June 30, 2024, the Company had no new borrowings and repaid $215.0 million of outstanding borrowings under the Credit Facility. The Company had no outstanding borrowings under the Credit Facility at June 30, 2024 with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit.
During the years ended June 30, 2024 and 2023, interest expense on borrowings under the Credit Facility was $2.5 million and $12.7 million, respectively.
Notes Payable
Notes Payable to Former Limited Partners
At June 30, 2024, the Company had $101.5 million of notes payable to former limited partners, (“LP”), net of discounts on notes payable of $1.2 million, all of which was recorded to current portion of notes payable to former LPs in the accompanying Consolidated Balance Sheets. At June 30, 2023, the Company had $201.2 million of notes payable to former LPs, net of discounts on notes payable of $4.2 million, of which $99.7 million was recorded to current portion of notes payable to former LPs in the accompanying Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%. During the year ended June 30, 2024, the Company paid $102.7 million to members including imputed interest of $3.0 million. During the year ended June 30, 2023, the Company paid $102.7 million to members including imputed interest of $4.9 million.
Other
At June 30, 2024 and 2023, the Company had $1.0 million and $2.3 million in other notes payable, respectively, of which $1.0 million and $1.5 million, respectively, were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.

Future minimum principal payments on the notes as of June 30, 2024 are as follows (in thousands):

2025 (a)	$103,693
Total principal payments	$103,693
_________________________________
(a) There are no future minimum principal payments after 2025.
(10) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
On July 25, 2023, the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million. As of June 30, 2024, the Company had received cash of $681.4 million, and in July 2024, the Company received the final payment of approximately $42.4 million. See Note 15 - Income Taxes for further income tax considerations on cash proceeds received as of June 30, 2024.
Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements which includes the associated net cash flows generated from administrative fees from purchasing on supplier contracts. In conjunction with the execution of the Equity Purchase Agreement, the Company and OMNIA entered into a 10 year channel partnership agreement (the “Channel Agreement”) pursuant to which OMNIA’s existing and newly acquired members will have access to Premier’s supplier portfolio in which 100% of the administrative fees generated will be remitted to OMNIA. Under the terms of the Channel Agreement, although the Company sold the rights to retain future net administrative fees from the non-healthcare GPO member agreements, the Company continues to maintain significant involvement in the generation of the gross administrative fees through its supplier portfolio. Additionally, the Company has the right to retain an “Royalty Fee” over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements. Due to the Company’s continued involvement, the Company will continue to record net administrative fees from the non-healthcare agreements as revenue. The Company recorded the net proceeds from this transaction as a liability related to the sale of future revenues on the accompanying Consolidated Balance Sheets, which will be amortized using the effective interest method over the remaining contractual life of the Channel Agreement. The Company has no obligation to pay OMNIA any principal or interest balance on the sale of future revenues liability outside of the cash flows generated for administrative fees from the Channel Agreement.
As payments for administrative fees are remitted to OMNIA, the balance of Premier’s obligation will effectively be repaid over the term of the Channel Agreement. To determine the amortization of the liability related to the sale of future revenues, the Company estimated the total future revenues expected to be remitted over the life of the Channel Agreement less any Royalty Fees retained by the Company. Future payments will result in the reduction of the liability related to the sale of future revenues less interest expense. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5%. The Company will maintain a consistent interest rate throughout the life of the Channel Agreement. This estimate contains significant assumptions that impact both the amount of liability and interest expense recorded over the life of the Channel Agreement, including estimated future revenues expected to be remitted to OMNIA, less any Royalty Fee retained and the effective annual interest rate. The Company will assess the estimated future cash flows related to the sale of future revenues for material changes at each reporting period. There are several factors that could materially affect the amount and timing of payments to OMNIA, and correspondingly, the amount of interest expense recorded, most of which are outside the Company’s control. Such factors include, but are not limited to, retention by OMNIA of the non-healthcare GPO members, growing the existing portfolio of non-healthcare members and general competition of GPOs.
Changes to any of these factors could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Consolidated Statements of Income and Comprehensive Income. For the year ended June 30, 2024, the Company did not record cumulative adjustments to the carrying amount of the liability.
At June 30, 2024, the Company had $651.2 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $51.8 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Consolidated Balance Sheets. For the year ended June 30, 2024, the Company recorded $55.3 million in revenue that was sold to OMNIA in net administrative fees and $14.2 million in imputed interest expense related to the sale of future revenues in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.

The following table shows the activity of the liability related to the sale of future revenues since the transaction inception through June 30, 2024 (in thousands):

June 30, 2024
Proceeds from the sale of future revenues	$681,427
Imputed interest expense associated with the sale of future revenues	14,201
Payments against the liability related to the sale of future revenues	(44,407)
Liability related to the sale of future revenues	$651,221

(11) STOCKHOLDERS' EQUITY
As of June 30, 2024, there were 105,027,079 shares of the Company’s Common Stock, par value $0.01 per share, outstanding.
On February 5, 2024, the Company announced that its Board of Directors approved a new share repurchase authorization for up to $1.0 billion of its common stock and that the Company entered into entered into an accelerated share repurchase agreement (the “ASR Agreement”) pursuant to the share repurchase authorization. Repurchases of the Company’s common stock under the share repurchase authorization may occur from time to time through June 30, 2025, in open market purchases, privately negotiated transactions, accelerated or other structured repurchase programs or other means, subject to compliance with applicable securities laws and other legal requirements. After giving effect to the accelerated share repurchase transaction pursuant to the ASR Agreement, which was completed in July 2024, the Company has remaining authorization to repurchase up to $600.0 million of its Common Stock pursuant to the share repurchase authorization.
On February 5, 2024, the Company entered into the ASR Agreement with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of the Company’s Common Stock, excluding fees and expenses. Under the terms of the ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, on February 8 and 9, 2024, received initial deliveries of an aggregate of 15.0 million shares of the Company’s Common Stock, or $320.0 million, based on the closing price on February 7, 2024 of $21.29 per share.
The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings, and the unsettled portion of the ASR Agreement was recorded in additional paid-in capital in the Company’s Consolidated Balance Sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument. On July 11, 2024, as final settlement of the accelerated share repurchase transaction under the ASR Agreement, the Company received from Bank of America a delivery of 4.8 million shares of the Company’s Common Stock which were recorded in treasury stock and immediately retired and recorded to retained earnings. In total, the Company repurchased 19.9 million shares of Common Stock at an average price of $20.12 per share under the ASR Agreement, which represents the volume-weighted average share price of Common Stock during the term of the ASR Agreement less a price adjustment.
Holders of Common Stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders, (ii) receive dividends, when and if declared by the Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and subject to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class of series of stock having a preference over or the right to participate with the Common Stock with respect to the payment of dividends or other distributions and (iii) receive pro rata, based on the number of shares of Common Stock held, the remaining assets available for distribution upon the dissolution or liquidation of Premier, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any.
The Company paid quarterly cash dividends of $0.21 per share on outstanding shares of Common Stock to stockholders on each of September 15, 2023, December 15, 2023, March 15, 2024 and June 15, 2024. On August 8, 2024, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2024 to stockholders of record on September 1, 2024.
(12) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of the Company’s Common Stock.
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders (a)	$119,544	$175,026	$265,867

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	113,791	118,767	120,220
Effect of dilutive securities: (c)
Stock options	—	81	206
Restricted stock	553	524	510
Performance share awards	64	517	732
Diluted weighted average shares outstanding	114,408	119,889	121,668

Earnings per share attributable to stockholders:
Basic	$1.05	$1.47	$2.21
Diluted	$1.04	$1.46	$2.19
_________________________________
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Net income	$106,719	$174,887	$268,318
Net loss (income) attributable to non-controlling interest	12,825	139	(2,451)
Net income attributable to stockholders	$119,544	$175,026	$265,867
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Common Stock for the years ended June 30, 2024, 2023 and 2022.
(c)For the year ended June 30, 2024, the effect of 1.1 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect and the effect of 0.2 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2023, the effect of 0.4 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect and the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2022, the effect of 0.6 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect.
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in which they occur. For the years ended June 30, 2024, 2023 and 2022, the associated deferred tax benefit was calculated at rates of 25% which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 15 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Pre-tax stock-based compensation expense	$23,290	$13,734	$46,229
Deferred tax benefit (a)	4,991	3,174	8,787
Total stock-based compensation expense, net of tax	$18,299	$10,560	$37,442
_________________________________
(a)For the years ended June 30, 2024, 2023 and 2022, the deferred tax benefit was reduced by $0.9 million, $0.3 million and $3.0 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provided for grants of up to 14.8 million shares of the Company’s Common Stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which became effective December 1, 2023 upon approval of Premier’s stockholders, provides for grants of up to 6.0 million shares of the Company’s Common Stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units or performance share awards. As of June 30, 2024, there were approximately 5.9 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options for the year ended June 30, 2024:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2023	1,847,790	$33.11	1,470,824	$33.08	465,322	$33.15
Granted	1,117,139	21.61	684,026	18.70	—	—
Vested/exercised	(575,907)	30.72	(458,905)	29.18	—	—
Forfeited	(187,293)	29.28	(117,742)	30.95	(21,742)	32.78
Outstanding at June 30, 2024	2,201,729	$28.23	1,578,203	$28.14	443,580	$33.17

Stock options outstanding and exercisable at June 30, 2024					443,580	$33.17
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

Unrecognized stock-based compensation expense at June 30, 2024 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$31,037	1.9 years
Performance share awards	6,075	1.6 years
Total unrecognized stock-based compensation expense	$37,112	1.8 years
At June 30, 2024, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no stock options exercised during the year ended June 30, 2024, and the stock options outstanding and exercisable at June 30, 2024 had zero aggregate intrinsic value.
(14) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the total contributions, not to exceed certain limits. The Company’s 401(k) expense related to such matching of employee contributions was $13.3 million, $12.8 million and $12.1 million for the years ended June 30, 2024, 2023 and 2022, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.
(15) INCOME TAXES
Significant components of consolidated income tax expense were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current:
Federal	$131,614	$692	$864
State	34,030	3,016	926
Total current tax expense	165,644	3,708	1,790
Deferred:
Federal	(103,491)	54,146	49,335
State	(19,082)	17,257	7,457
Total deferred tax (benefit) expense	(122,573)	71,403	56,792
Total income tax expense	$43,071	$75,111	$58,582

Reconciliations between the Company’s income tax expense and taxes computed at the federal statutory tax rate of 21.0% for fiscal years ended June 30, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Tax at federal statutory rate	$31,456	$51,658	$68,649
Partnership loss (income) not subject to tax	3,297	47	(701)
State taxes (net of federal benefit)	7,084	11,212	14,138
Remeasurement adjustments and other permanent items	3,110	4,628	8,118
Change in valuation allowance	771	52	(31,361)
Deferred tax remeasurement	(319)	7,720	(242)
Uncertain tax position	310	1,092	842
Research and development credit	(4,549)	(2,343)	(2,452)
Other	1,911	1,045	1,591
Total income tax expense	$43,071	$75,111	$58,582
Effective tax rate	28.8%	30.0%	17.9%
The fiscal year 2024 effective tax rate of 28.8% differs from the statutory income tax rate of 21.0% largely driven by non-controlling interest portion of the consolidated partnership loss not subject to tax by the Company and other permanent items offset by research and development credits. The increase in partnership loss (income) not subject to tax is driven by impairment charges related to the Contigo Health reporting unit.

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
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2024 and 2023 were as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets
Purchased intangible assets and depreciation	$496,174	$558,622
Stock compensation	7,756	9,818
Accrued expenses	55,186	51,158
Net operating losses and credits	30,955	38,271
Sale of member contracts and associated future revenues to OMNIA	162,992	—
Partnership basis differences	45,447	14,399
Other	10,213	12,681
Total deferred tax assets	808,723	684,949
Valuation allowance for deferred tax assets	(5,375)	(4,604)
Deferred tax assets, net of valuation allowance	803,348	680,345
Deferred tax liabilities
Equity earnings	(20,738)	(20,644)
Other liabilities	(6,408)	(6,072)
Net deferred tax assets	$776,202	$653,629

As of June 30, 2024 and 2023, the Company had net deferred tax assets of $776.2 million and $653.6 million, respectively. The increase is largely attributable to the sale of member contracts and associated future revenues to OMNIA. During the year, the Company recorded a $162.5 million cash tax obligation associated with the sale of non-healthcare GPO member contracts and associated future revenues to OMNIA. During the year ended June 30, 2024, the Company made payments of $162.3 million for taxes related to the proceeds received from the sale of future revenues to OMNIA. The remaining $0.2 million is due during first quarter of fiscal year 2025. Additionally, the Company recorded an offsetting deferred tax asset of $163.0 million to be recorded to current income tax expense as the Company recognizes revenues associated with non-healthcare GPO member contracts.
At June 30, 2024, the Company had federal and state net operating loss carryforwards of $72.3 million and $110.2 million, respectively, primarily attributable to PHSI and PSCI. The resulting federal and state deferred tax assets were $15.2 million and $5.0 million, respectively. The definite-lived federal and state net operating loss carryforwards, primarily generated prior to fiscal year 2019, expire between the years ended June 30, 2025 through June 30, 2039 while the remaining federal and state net operating losses, primarily generated in fiscal year 2019 and beyond, can be carried forward indefinitely until utilized. A valuation allowance was established for federal and state losses as the Company believes it is more likely than not that a portion of these losses will not be realized in the near future.
At June 30, 2024, the Company had federal research and development credit carryforwards of $12.1 million. The federal credit carryforwards expire at various times between the years ended June 30, 2025 through June 30, 2040, until utilized. As a result of the Subsidiary Reorganization, the Company believes it is more likely than not that the majority of federal and state credit carryforwards will be realized in the near future; however, an additional valuation allowance was recorded during the year ended June 30, 2024 for $1.1 million of research and development credit carryforwards that the Company does not expect to be utilized before expiration.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $5.4 million against its deferred tax assets at June 30, 2024. The valuation allowance increased compared to the $4.6 million valuation allowance recorded as of June 30, 2023.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. Reconciliations of the beginning and ending gross amounts of the Company’s uncertain tax position reserves for the years ended June 30, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Beginning of year balance	$16,912	$17,124	$16,704
Increases in prior period tax positions	316	189	120
Decreases in prior period tax positions	(1,308)	(752)	(63)
Reductions on settlements and lapse in statute of limitations	(16)	(16)	(21)
Increases in current period tax positions	698	367	384
End of year balance	$16,602	$16,912	$17,124
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision would be impacted by $16.8 million, $16.3 million and $15.6 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2024, 2023 and 2022, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $6.1 million and $5.5 million at June 30, 2024 and 2023, respectively.
Federal tax returns for tax years June 30, 2020 through 2023 remain open as of June 30, 2024. The Company is subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.

(16) RELATED PARTY TRANSACTIONS
The Company’s 49% ownership share of net income of FFF, which was acquired on July 26, 2016, included in equity in net income of unconsolidated affiliates in the accompanying Consolidated Statements of Income and Comprehensive Income was $8.6 million and $16.6 million for the years ended June 30 2023 and 2022, respectively. As of March 3, 2023, the Company no longer recognizes equity earnings from FFF (see Note 4 - Investments). The Company maintains group purchasing agreements with FFF and receives administrative fees for purchases made by the Company’s members and other customers pursuant to those agreements. Net administrative fees revenue recorded from purchases under those agreements was $1.8 million, $5.7 million and $6.3 million during the years ended June 30, 2024, 2023 and 2022, respectively.
(17) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $9.7 million, $10.0 million and $10.1 million for the years ended June 30, 2024, 2023 and 2022, respectively. As of June 30, 2024, the weighted average remaining lease term was 2.1 years and the weighted average discount rate was 4%.
Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2025	$12,938
2026	9,469
2027	1,486
2028	166
2029	170
Thereafter	309
Total future minimum lease payments	24,538
Less: imputed interest	1,110
Total operating lease liabilities (a)	$23,428
_________________________________
(a)As of June 30, 2024, the Company had $12.3 million of operating lease liabilities within other current liabilities in the accompanying Consolidated Balance Sheets.
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

The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Year Ended June 30,
	2024	2023	2022
Net revenue:
Supply Chain Services
Net administrative fees	$620,831	$611,035	$601,128
Software licenses, other services and support	51,750	44,261	37,312
Services and software licenses	672,581	655,296	638,440
Products	213,722	244,659	393,506
Total Supply Chain Services (a)	886,303	899,955	1,031,946
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	179,601	187,618	193,586
Consulting services	92,560	80,292	64,087
Software licenses	85,168	72,376	65,621
Other (b)	103,000	95,891	77,689
Total Performance Services (a)	460,329	436,177	400,983
Total segment net revenue	1,346,632	1,336,132	1,432,929
Eliminations (a)	(271)	(37)	(28)
Net revenue	$1,346,361	$1,336,095	$1,432,901
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health and certain revenue from Remitra and PINC AI.
Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Year Ended June 30,
Depreciation and amortization expense (a):	2024	2023	2022
Supply Chain Services	$55,290	$54,425	$55,424
Performance Services	65,983	71,006	64,674
Corporate	7,729	8,362	9,009
Total depreciation and amortization expense	$129,002	$133,793	$129,107

Capital expenditures:
Supply Chain Services	$33,299	$26,545	$29,677
Performance Services	46,504	51,532	51,298
Corporate	1,386	4,225	6,465
Total capital expenditures	$81,189	$82,302	$87,440

	Year Ended June 30,
Total assets:	2024	2023
Supply Chain Services	$1,510,935	$1,317,076
Performance Services	1,105,100	1,209,353
Corporate	785,408	845,062
Total assets before eliminations	3,401,443	3,371,491
Eliminations (b)	6	(4)
Total assets	$3,401,449	$3,371,487
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
A reconciliation of income before income taxes to the unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Income before income taxes	$149,790	$249,998	$326,900
Equity in net loss (income) of unconsolidated affiliates (a)	295	(16,068)	(23,505)
Interest (income) expense, net	(1,281)	14,470	11,142
Gain on FFF put and call rights (b)	—	—	(64,110)
Other (income) expense, net	(20,832)	(6,307)	9,646
Operating income	127,972	242,093	260,073
Depreciation and amortization	81,728	85,691	85,171
Amortization of purchased intangible assets	47,274	48,102	43,936
Stock-based compensation (c)	23,876	14,355	46,809
Acquisition- and disposition-related expenses	12,612	17,151	11,453
Strategic initiative and financial restructuring-related expenses	2,850	13,831	18,005
Deferred compensation plan expense (income) (d)	8,769	5,422	(9,401)
Impairment of assets	140,053	56,718	18,829
Other reconciling items, net	708	352	302
Total Non-GAAP Adjusted EBITDA (e)	$445,842	$483,715	$475,177

Non-GAAP Adjusted EBITDA (e):
Supply Chain Services (f)	$466,931	$483,666	$477,985
Performance Services (f)	113,440	123,556	126,302
Segment Adjusted EBITDA	580,371	607,222	604,287
Corporate	(134,529)	(123,507)	(129,110)
Total Non-GAAP Adjusted EBITDA	$445,842	$483,715	$475,177
_________________________________
(a)Refer to Note 4 - Investments for further information.
(b)Refer to Note 5 - Fair Value Measurements for more information.
(c)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.6 million for the years ended June 30, 2024, 2023 and 2022.
(d)Represents changes in deferred compensation plan liabilities resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(e)The definition for Non-GAAP Adjusted EBITDA was revised from the definition reported in the 2023 Annual Report to exclude the impact of equity earnings in unconsolidated affiliates. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.
(f)Includes intersegment revenue which is eliminated in consolidation.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2024 and 2023 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2024
Net revenue	$318,752	$334,745	$342,596	$350,268
Gross profit	210,582	221,283	220,333	235,814
Net income (loss)	42,410	52,866	(49,162)	60,605
Net loss attributable to non-controlling interest	2,351	1,436	8,967	71
Net income (loss) attributable to stockholders	44,761	54,302	(40,195)	60,676

Weighted average shares outstanding:
Basic	119,344	119,702	111,156	104,838
Diluted	120,133	120,057	111,156	105,596
Earnings (loss) per share attributable to stockholders:
Basic	$0.38	$0.45	$(0.36)	$0.58
Diluted	$0.37	$0.45	$(0.36)	$0.57

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2023
Net revenue	$313,873	$359,626	$322,232	$340,364
Gross profit	201,985	242,741	219,070	232,493
Net income	42,959	64,374	48,649	18,905
Net (income) loss attributable to non-controlling interest	(243)	(328)	(1,848)	2,558
Net income attributable to stockholders	42,716	64,046	46,801	21,463

Weighted average shares outstanding:
Basic	118,351	118,787	118,872	119,064
Diluted	120,033	119,652	119,816	120,061
Earnings per share attributable to stockholders:
Basic	$0.36	$0.54	$0.39	$0.18
Diluted	$0.36	$0.54	$0.39	$0.18

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
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
The table below sets forth SEC Rule 10b5-1 trading plans adopted by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended June 30, 2024. All of these plans were adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)	Scheduled Expiration Date(d)
Andrew F. Brailo, Chief Commercial Officer	Adopt	06/03/2024	X		21,390	12/27/2024
Jody R. Davids, Director	Adopt	05/30/2024	X		13,600	12/27/2024
_________________________________
(a)10b5-1 trading plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c).
(b)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
(c)The numbers in this column represent the maximum number of shares of our Common Stock that may be sold pursuant to each trading plan. The actual number of shares sold pursuant to each trading plan will depend on the satisfaction of certain conditions set forth therein prior to expiration or termination of the plan.
(d)Each trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We expect to file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Delinquent Section 16(a) Reports” and “Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Code of Ethics
We maintain a Corporate Code of Conduct for all of our employees and officers, including the principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and, where applicable, to directors. In addition, the Board of Directors is subject to a separate Board Code of Ethics and Board Conflict of Interest Policy (collectively, the “Board Codes”). The Corporate Code of Conduct, along with the Board Codes, can be found on our Investor website at investors.premierinc.com under “Corporate Governance-Governance Documents.” A copy of the Corporate Code of Conduct is available to any stockholder who requests it by writing to Investor Relations, Premier, Inc., 13034 Ballantyne Corporate Place, Charlotte, North Carolina 28277. We will disclose any substantive amendments to, or waivers (for directors or executive officers) from, certain provisions (relating to one or more elements of Item 4.06(b) of Regulation S-K) of the Corporate Code of Conduct and Board Codes on our website promptly following the date of such amendment or waiver.
Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Corporate Governance and Board Structure,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Tables,” “Employment Agreements,” “Potential Payments Upon Termination,” “CEO Pay Ratio,” “Pay Versus Performance” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table sets forth certain information about the shares of our Class A common stock (“Common Stock”) that may be issued under our stockholder approved Amended and Restated 2013 Equity Incentive Plan, 2023 Equity Incentive Plan and

2015 Employee Stock Purchase Plan as of June 30, 2024. We do not have any equity compensation plans under which shares of our Common Stock may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	4,223,512	$28.72	8,690,709
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,223,512	$28.72	8,690,709
_________________________________
(a)The number reported in this column includes the following shares of our Common Stock: 0.4 million shares issuable upon the exercise of stock option awards outstanding under our 2013 Equity Incentive Plan; 2.2 million shares issuable upon the vesting and settlement of restricted stock units (RSUs) and performance share awards (PSAs) outstanding under our Amended and Restated 2013 Equity Incentive Plan; and 1.6 million shares issuable upon the vesting and settlement of RSUs and PSAs outstanding under our 2023 Equity Incentive Plan. The reported number assumes that outstanding PSAs are paid at target performance level. Actual shares of Common Stock that vest and are delivered pursuant to the PSAs may be higher or lower based upon actual performance over the measurement period. For more detailed information, see Note 13 - Stock-Based Compensation to the accompanying consolidated financial statements.
(b)The weighted average price calculation in this column only reflects outstanding stock option awards and not RSUs or PSAs. RSUs and PSAs vest and settle into shares of our Common Stock if and when specified conditions are achieved and without the payment of any exercise price by the award recipient.
(c)The shares of Common Stock reported in this column include 5.9 million shares that were available for future issuance as of June 30, 2024 as equity awards under our 2023 Equity Incentive Plan as well as 2.8 million shares that were available for future issuance as of June 30, 2024 under our 2015 Employee Stock Purchase Plan. Our 2013 Equity Incentive Plan expired in September 2023 and no new equity awards were issuable under that plan after its expiration.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2024
Allowance for credit losses	$3,763	469	655	$3,577
Deferred tax assets valuation allowance	4,604	771	—	5,375

Year ended June 30, 2023
Allowance for credit losses	$2,798	1,775	810	$3,763
Deferred tax assets valuation allowance	4,552	52	—	4,604

Year ended June 30, 2022
Allowance for credit losses	$2,284	2,153	1,639	$2,798
Deferred tax assets valuation allowance	35,913	(31,361)	—	4,552
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

3.1	Certificate of Incorporation of Premier, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on August 26, 2013)

3.2	Amended and Restated Bylaws of Premier, Inc., effective as of January 25, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 26, 2024)

4.1	Form of Class A common stock certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)

4.1.1	Description of Securities (Incorporated by reference to Exhibit 4.1.1 of our Annual Report on Form 10-K filed on August 25, 2020)

10.1	Premier, Inc. 2023 Equity Incentive Plan, effective December 1, 2023 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 4, 2023)+

10.2
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on February 6, 2024)+

10.3	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 7, 2018)+

10.4
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.5
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on August 23, 2023)+

10.6
Form of Special Retention Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K filed on August 23, 2023)+

10.7
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.8
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2022)+

10.9
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on August 23, 2018)+

10.10
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2017)+

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

10.14
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

10.16
Executive Employment Agreement effective as of July 1, 2017, by and between David A. Hargraves and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on August 23, 2017)+

Exhibit No.	Description
10.17
Executive Employment Agreement dated September 18, 2013, by and between Andy Brailo and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 7, 2023)+

10.18
Executive Employment and Restrictive Covenant Agreement dated September 26, 2022, by and between Crystal Climer and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 7, 2023)+

10.19	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 23, 2020)+

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

10.23
Premier Healthcare Solutions, Inc. Amended and Restated Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.24
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

10.25	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 7, 2021)

10.26
Equity Purchase Agreement, dated June 14, 2023, by and among OMNIA Partners, LLC, Non-Healthcare Holdings LLC, Premier Supply Chain Improvement, Inc., Premier Healthcare Alliance, L.P., Acurity, LLC, Innovatix, LLC, Essensa Ventures, LLC, Premier Healthcare Solutions, Inc., and Premier, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 15, 2023)

10.27
Issuer Forward Repurchase Transaction agreement dated February 5, 2024, between Premier, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 7, 2024)

10.28
Form of Unit Exchange and Tax Receivable Acceleration Agreement, dated as of August 10, 2020 and effective as of July 1, 2020, by and among certain limited partners of Premier Healthcare Alliance, L.P, Premier Healthcare Alliance, L.P, Premier Services, LLC and Premier, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

19.1	Insider Trading Policy of the Company*

19.2	Rule 10b5-1 Plan Policy of the Company*

21	Subsidiaries of the Company*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24	Power of Attorney (included on the signature page hereof)*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

97	Dodd-Frank Compensation Recoupment Policy of the Company*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Exhibit No.	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (included in the Exhibit 101).*
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	August 20, 2024
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

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)	August 20, 2024
Michael J. Alkire

/s/ CRAIG S. MCKASSON	Chief Administrative and Financial Officer and Senior Vice President (principal financial officer)	August 20, 2024
Craig S. McKasson

/s/ CRYSTAL B. CLIMER	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	August 20, 2024
Crystal B. Climer

/s/ JOHN T. BIGALKE	Director	August 20, 2024
John T. Bigalke

/s/ HELEN M. BOUDREAU	Director	August 20, 2024
Helen M. Boudreau

/s/ JODY R. DAVIDS	Director	August 20, 2024
Jody R. Davids

/s/ PETER S. FINE	Director	August 20, 2024
Peter S. Fine

/s/ MARC D. MILLER	Director	August 20, 2024
Marc D. Miller

/s/ MARVIN R. O’QUINN	Director	August 20, 2024
Marvin R. O'Quinn

/s/ RICHARD J. STATUTO	Director	August 20, 2024
Richard J. Statuto

/s/ ELLEN C. WOLF	Director	August 20, 2024
Ellen C. Wolf