Form 10-Q
period 2024-09-30
Premier, Inc.
filed 2024-11-05
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of October 31, 2024, there were 96,108,595 shares of the registrant’s Class A common stock, par value $0.01 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•competition which could limit our ability to maintain or expand market share within our industry;
•our reliance on administrative fees that we receive from suppliers to our group purchasing organization (“GPO”) and our ability to maintain and add new GPO members, which will depend in part on competitive pressure to increase the administrative fee share we pay to members;
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
•our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our long-term credit facility at or before maturity;
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
•the number of shares of Common Stock eligible for sale after the issuance of Common Stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as updated by our Quarterly Reports on Form 10-Q (including this Quarterly Report) filed with the SEC.
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available from the SEC at www.sec.gov or our website at http://investors.premierinc.com (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Certain Definitions
References to the “August 2020 Restructuring” are references to our corporate restructuring on August 11, 2020 in which we (i) eliminated our dual-class ownership structure and (ii) exercised our right to terminate the Tax Receivable Agreement (the “TRA”). For additional information and details regarding the August 2020 Restructuring, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
References to “operating income from revenues sold to OMNIA” are references to operating income from revenues sold to OMNIA Partners, LLC (“OMNIA”) in connection with the sale of non-healthcare GPO member contracts in July 2024, less royalty fees retained.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2024	June 30, 2024
Assets
Cash and cash equivalents	$86,956	$125,146
Accounts receivable (net of $2,431 and $1,455 allowance for credit losses, respectively)	98,749	100,965
Contract assets (net of $1,174 and $1,248 allowance for credit losses, respectively)	341,016	335,831
Prepaid expenses and other current assets	76,022	73,653
Current assets of discontinued operations	104,893	116,462
Total current assets	707,636	752,057
Property and equipment (net of $760,993 and $742,063 accumulated depreciation, respectively)	203,957	205,711
Intangible assets (net of $303,970 and $294,333 accumulated amortization, respectively)	259,622	269,259
Goodwill	995,852	995,852
Deferred income tax assets	748,048	776,202
Deferred compensation plan assets	47,380	54,422
Investments in unconsolidated affiliates	230,395	228,562
Operating lease right-of-use assets	17,845	20,635
Other assets	102,863	98,749
Total assets	$3,313,598	$3,401,449

Liabilities and stockholders' equity
Accounts payable	$24,655	$22,610
Accrued expenses	47,408	58,482
Revenue share obligations	318,910	292,792
Accrued compensation and benefits	45,072	100,395
Deferred revenue	17,901	19,642
Line of credit and current portion of long-term debt	—	1,008
Current portion of notes payable to former limited partners	76,317	101,523
Current portion of liability related to the sale of future revenues	41,331	51,798
Other current liabilities	56,791	52,589
Current liabilities of discontinued operations	20,163	45,724
Total current liabilities	648,548	746,563
Liability related to the sale of future revenues, less current portion	631,266	599,423
Deferred compensation plan obligations	47,380	54,422
Operating lease liabilities, less current portion	8,067	11,170
Other liabilities	24,154	27,640
Total liabilities	1,359,415	1,439,218
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 97,794,635 shares issued and outstanding at September 30, 2024 and 111,456,454 shares issued and 105,027,079 shares outstanding at June 30, 2024	978	1,115
Treasury stock, at cost; 6,429,375 shares at June 30, 2024	—	(250,129)
Additional paid-in capital	2,188,208	2,105,684
(Accumulated deficit) retained earnings	(234,995)	105,590
Accumulated other comprehensive loss	(8)	(29)
Total stockholders' equity	1,954,183	1,962,231
Total liabilities and stockholders' equity	$3,313,598	$3,401,449
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Net revenue:
Net administrative fees	$132,625	$149,886
Software licenses, other services and support	115,517	119,140
Net revenue	248,142	269,026
Cost of revenue:
Services and software licenses	67,724	64,132
Cost of revenue	67,724	64,132
Gross profit	180,418	204,894
Operating expenses:
Selling, general and administrative	134,880	133,138
Research and development	586	863
Amortization of purchased intangible assets	9,637	12,553
Operating expenses	145,103	146,554
Operating income	35,315	58,340
Equity in net income (loss) of unconsolidated affiliates	1,833	(1,726)
Interest expense, net	(1,756)	(22)
Other income (expense), net	60,259	(1,092)
Other income (expense), net	60,336	(2,840)
Income before income taxes	95,651	55,500
Income tax expense	22,711	13,731
Net income from continuing operations	72,940	41,769
Net (loss) income from discontinued operations, net of tax	(1,604)	641
Net income	71,336	42,410
Net (income) loss from continuing operations attributable to non-controlling interest	(552)	2,351
Net income attributable to stockholders	$70,784	$44,761

Comprehensive income:
Net income	$71,336	$42,410
Comprehensive (income) loss attributable to non-controlling interest	(552)	2,351
Foreign currency translation gain (loss)	21	(3)
Comprehensive income attributable to stockholders	$70,805	$44,758

Weighted average shares outstanding:
Basic	100,380	119,344
Diluted	100,991	120,133

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.72	$0.37
Basic (loss) earnings per share from discontinued operations	(0.01)	0.01
Basic earnings per share attributable to stockholders	$0.71	$0.38

Diluted earnings per share from continuing operations	$0.72	$0.37
Diluted loss per share from discontinued operations	(0.02)	—
Diluted earnings per share attributable to stockholders	$0.70	$0.37
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
Issuance of Class A common stock under equity incentive plan	491	5	—	—	—	—	—	5
Treasury stock	(7,723)	—	7,723	(139,207)	80,000	—	—	(59,207)
Retirement of Class A common stock	—	(142)	(14,152)	389,336	—	(389,194)	—	—
Stock-based compensation expense	—	—	—	—	6,931	—	—	6,931
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(4,985)	—	—	(4,985)
Net income	—	—	—	—	—	71,336	—	71,336
Net income attributable to non-controlling interest	—	—	—	—	552	(552)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(21,590)	—	(21,590)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(585)	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Balance at September 30, 2024	97,795	$978	—	$—	$2,188,208	$(234,995)	$(8)	$1,954,183

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net loss attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	$1,261	6,429	$(250,129)	$2,177,324	$424,260	$(11)	$2,352,705

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2024	2023
Operating activities
Net income	$71,336	$42,410
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	1,604	(641)
Depreciation and amortization	29,288	32,881
Equity in net (income) loss of unconsolidated affiliates	(1,833)	1,726
Deferred income taxes	24,954	(143,435)
Stock-based compensation	6,931	6,692
Other, net	1,672	3,458
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,216	4,203
Contract assets	(10,566)	(16,838)
Prepaid expenses and other assets	8,730	10,241
Accounts payable	397	(6,023)
Revenue share obligations	26,118	3,544
Accrued expenses, deferred revenue and other liabilities	(80,804)	124,432
Net cash provided by operating activities from continuing operations	80,043	62,650
Net cash (used in) provided by operating activities from discontinued operations	(12,396)	19,226
Net cash provided by operating activities	67,647	81,876
Investing activities
Purchases of property and equipment	(17,718)	(21,270)
Net cash used in investing activities	(17,718)	(21,270)
Financing activities
Payments on notes payable	(26,214)	(25,823)
Payments on credit facility	—	(215,000)
Proceeds from sale of future revenues	42,325	578,983
Payments on liability related to the sale of future revenues	(20,949)	(4,322)
Cash dividends paid	(21,323)	(25,827)
Repurchase of Class A common stock	(56,440)	—
Other, net	(5,539)	(5,146)
Net cash (used in) provided by financing activities	(88,140)	302,865
Effect of exchange rate changes on cash flows	21	(3)
Net (decrease) increase in cash and cash equivalents	(38,190)	363,468
Cash and cash equivalents at beginning of period	125,146	89,793
Cash and cash equivalents at end of period	$86,956	$453,261
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management and purchased services activities. In fiscal year 2025, Remitra®, the Company’s digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers, began to be reported as a component of the Supply Chain Services segment to align with the Company’s strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services. The Performance Services segment consists of two sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer and life sciences markets; and Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs that enable healthcare providers that are also payers (e.g., payviders) and employers to contract directly with healthcare providers as well as partner with healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network.
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, the Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement (“CEA”) to exchange all outstanding interests in its direct sourcing subsidiary, SVS LLC d/b/a S2S Global (“S2S Global”), to Prestige Ameritech, Ltd. (“Prestige”) for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige. The transaction closed on October 1, 2024.
The Company met the criteria for classifying certain assets and liabilities of the direct sourcing business as a discontinued operation as of September 30, 2024. Accordingly, unless otherwise indicated, information in the notes to the condensed consolidated financial statements has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 3 - Discontinued Operations and Exit Activities for further information.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercised control and when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions from continuing operations have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2024 Annual Report.
Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$191	$—
Accrued dividend equivalents	450	472
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	1,602	—
Accrued excise taxes related to repurchase of Class A common stock	1,165	—
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2024 Annual Report.
(3) DISCONTINUED OPERATIONS AND EXIT ACTIVITIES
In connection with the sale of certain assets and wind down and exit from the direct sourcing business (see Note 1 - Organization and Basis of Presentation), the Company met the criteria for classifying certain assets and liabilities of S2S Global as a discontinued operation as of September 30, 2024. Prior to its classification as a discontinued operation, S2S Global was included as part of the Supply Chain Services segment.
The Company’s consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige through PRAM’s ownership of Prestige limited partnership units at September 30, 2024 (see Note 4 – Investments). During the three months ended September 30, 2024 and 2023, the Company recorded net income of $0.3 million and $0.1 million, respectively, within equity in net income (loss) of unconsolidated affiliates. Following the CEA transaction, PRAM’s interest in Prestige will be diluted by an approximate 4% as a result of the additional issuance of limited partnership units to the Company. Premier, through its direct ownership interest in Prestige resulting from the CEA and indirect ownership through PRAM, will hold an aggregate 24% membership interest in Prestige. The ongoing ownership interest represents a continuing involvement which the Company has preliminarily concluded represents an equity method investment.

In order to affect the exchange and provide for the relationship between Premier and Prestige, the Company entered into various agreements, including, among others, the CEA and a transition services agreement. As part of the agreements, the Company has agreed to provide certain transitional services as detailed within respective transition services agreements for a period of time not to exceed one year after the sale. Income related to these transitional services will be immaterial. As part of the CEA, Prestige will remit the first $4.0 million of sales associated with a certain international manufacturing facility back to Premier. Any incremental revenue will be retained by Prestige.
During the three months ended September 30, 2024 and 2023, the Company recorded revenue of $0.6 million and $0.9 million, respectively, within net administrative fees generated through administrative fees resulting from GPO members’ purchases on S2S Global’s supplier contracts. The Company expects this relationship to continue subsequent to Premier’s disposal of S2S Global.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024	June 30, 2024
Assets
Accounts receivable	$18,345	$25,730
Inventory	72,496	79,799
Prepaid expenses and other current assets	6,876	6,893
Deferred income tax assets	3,200	—
Other assets	3,976	4,040
Current assets of discontinued operations	$104,893	$116,462

Liabilities
Accounts payable	$14,712	$37,750
Accrued expenses	4,573	7,003
Accrued compensation and benefits	878	971
Current liabilities of discontinued operations	$20,163	$45,724
The following table summarizes the major components of net (loss) income from discontinued operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Net revenue	$50,485	$49,726
Cost of revenue	46,055	44,038
Gross profit	4,430	5,688
Operating expenses:
Selling, general and administrative expense	6,761	4,922
Amortization of purchased intangible assets	—	135
Operating expenses	6,761	5,057
Operating (loss) income from discontinued operations	(2,331)	631
Other (expense) income	(54)	217
Net (loss) income from discontinued operations before income taxes	(2,385)	848
Income tax (benefit) expense	(781)	207
Net (loss) income from discontinued operations, net of tax, attributable to stockholders	$(1,604)	$641

(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income (Loss)
	Carrying Value		Three Months Ended September 30,
	September 30, 2024	June 30, 2024	2024	2023
FFF	$136,080	$136,080	$—	$—
Exela	33,458	32,259	1,198	(1,419)
Qventus	16,000	16,000	—	—
Prestige	15,157	14,850	308	119
Other investments	29,700	29,373	327	(426)
Total investments	$230,395	$228,562	$1,833	$(1,726)
The Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at September 30, 2024 and June 30, 2024. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounts for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company’s consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at September 30, 2024 and June 30, 2024. At September 30, 2024 and June 30, 2024, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s wholly owned subsidiary, PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at September 30, 2024 and June 30, 2024. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
The Company’s consolidated subsidiary, PRAM Holdings, LLC (“PRAM”), held an approximate 20% interest in Prestige Ameritech Ltd. (“Prestige”) through PRAM’s ownership of Prestige limited partnership units at September 30, 2024 and June 30, 2024. At September 30, 2024 and June 30, 2024, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
On September 30, 2024, the Company’s wholly owned subsidiary, PSCI, entered into a contribution and exchange agreement with Prestige. The transaction closed on October 1, 2024, at which time PSCI exchanged all of its holdings in S2S Global for a 20% minority interest in Prestige. As of October 1, 2024, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest through its sale of S2S Global (see Note 3 - Discontinued Operations and Exit Activities) as well as its indirect ownership interest through PRAM.

(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Deferred compensation plan assets	$58,222	$58,222	$—	$—
Total assets	58,222	58,222	—	—

Earn-out liabilities	30,000	—	—	30,000
Total liabilities	$30,000	$—	$—	$30,000

June 30, 2024
Deferred compensation plan assets	$61,198	$61,198	$—	$—
Total assets	61,198	61,198	—	—

Earn-out liabilities	28,549	—	—	28,549
Total liabilities	$28,549	$—	$—	$28,549
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($10.8 million and $6.8 million at September 30, 2024 and June 30, 2024, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
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
Acurity and Nexera Earn-out (a)
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and was remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviewed the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability did not utilize a credit spread at September 30, 2024. At June 30, 2024, the Acurity and Nexera earn-out liability utilized a credit spread of 1.0%. At September 30, 2024, the maximum number of transferred member renewals had been achieved. As a result, the earn-out payment was determined to be $30.0 million, which is expected to be paid in the third quarter of fiscal year 2025. The fair value of the Acurity and Nexera earn-out liability at September 30, 2024 and June 30, 2024 was $30.0 million and $28.5 million, respectively.

A reconciliation of the Company’s Level 3 earn-out liabilities is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Beginning balance	$28,549	$26,603
Purchases (settlements)	—	—
(Gains) losses (a)	1,451	3,258
Ending balance	$30,000	$29,861
_________________________________
(a)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of September 30, 2024 and June 30, 2024, the notes payable to former limited partners were recorded net of discounts of $0.7 million and $1.2 million, respectively.
Financial Instruments for Which Fair Value is Only Disclosed
At September 30, 2024, the Company had no non-interest bearing notes payable. At June 30, 2024, the fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2024 that was included in the opening balance of deferred revenue at June 30, 2024 was $10.0 million, which is a result of satisfying certain performance obligations.
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
Refer to the Company’s significant accounting policies in the 2024 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $4.7 million was recognized during the three months ended September 30, 2024 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.5 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period and an increase of $0.2 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
Net revenue of $5.3 million was recognized during the three months ended September 30, 2023 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $3.8 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business and an increase of $1.5 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $724.8 million. The Company expects to recognize approximately 39% of the remaining performance obligations over the next twelve months, an additional 22% over the following twelve months and an additional 28% over the following 36 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Beginning in fiscal year 2025, Remitra is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.
Fiscal Year 2024 Impairment
During the year ended June 30, 2024, the Company recorded pre-tax goodwill and intangible asset impairment charges of $16.5 million and $113.5 million, respectively, related to the Contigo Health reporting unit. At September 30, 2024 and June 30, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Goodwill
At both September 30, 2024 and June 30, 2024, the Company had goodwill balances recorded at Supply Chain Services and Performance Services of $408.3 million and $587.5 million, respectively. At both September 30, 2024 and June 30, 2024, the Company had accumulated impairment losses to goodwill at Performance Services of $70.9 million, all of which related to the Contigo Health reporting unit.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		September 30, 2024			June 30, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(169,449)	$216,651	$386,100	$(162,910)	$223,190
Technology	7.1 years	98,517	(74,898)	23,619	98,517	(73,441)	25,076
Customer relationships	9.3 years	41,430	(32,107)	9,323	41,430	(31,612)	9,818
Trade names	6.8 years	18,420	(14,097)	4,323	18,420	(13,574)	4,846
Non-compete agreements	5.2 years	17,315	(12,597)	4,718	17,315	(12,063)	5,252
Other	5.1 years	1,810	(822)	988	1,810	(733)	1,077
Total		$563,592	$(303,970)	$259,622	$563,592	$(294,333)	$269,259
The net carrying value of intangible assets by segment was as follows (in thousands):

	September 30, 2024	June 30, 2024
Supply Chain Services	$249,783	$258,480
Performance Services	9,839	10,779
Total intangible assets, net	$259,622	$269,259
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2025 (a)	$28,552
2026	36,945
2027	34,294
2028	30,681
2029	28,687
Thereafter	100,463
Total amortization expense	$259,622
(a)As of September 30, 2024, estimated amortization expense is for the period from October 1, 2024 to June 30, 2025.

(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Notes payable to former limited partners, net of discount	$76,317	$101,523
Other notes payable	—	1,008
Total debt and notes payable	76,317	102,531
Less: current portion	(76,317)	(102,531)
Total long-term debt and notes payable	$—	$—
Credit Facility
PHSI, along with its consolidated subsidiaries, Premier LP and PSCI (“Co-Borrowers”), and certain domestic subsidiaries of the Co-Borrowers, as guarantors, entered into a senior unsecured Amended and Restated Credit Agreement, dated as of December 12, 2022, subsequently amended by a First Amendment to Credit Agreement dated as of September 23, 2024 (the “Credit Facility”). The Credit Facility has a maturity date of December 12, 2027, subject to up to two one-year extensions, and provides for borrowings of up to $1.0 billion with (i) a $50.0 million sub-facility for standby letters of credit and (ii) a $100.0 million sub-facility for swingline loans. The Credit Facility also provides that Co-Borrowers may from time to time (i) incur incremental term loans and (ii) request an increase in the revolving commitments under the Credit Facility, together up to an aggregate of $350.0 million, subject to the approval of the lenders providing such term loans or revolving commitment increase. The Credit Facility contains an unconditional and irrevocable guaranty of all obligations of Co-Borrowers under the Credit Facility by the current and future guarantors. Premier is not a guarantor under the Credit Facility.
At both September 30, 2024 and June 30, 2024, the Company had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit. For the three months ended September 30, 2024, the Company had no new borrowings or repayments under the Credit Facility. At both September 30, 2024 and June 30, 2024, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%.
On September 23, 2024, the Credit Facility was amended to revise certain definitions related to the Company’s sale of non-healthcare GPO member contracts to OMNIA (see Note 9 - Liability Related to the Sale of Future Revenues). The Company was in compliance with all covenants at September 30, 2024 and June 30, 2024.
Notes Payable
Notes Payable to Former Limited Partners
At September 30, 2024 and June 30, 2024, the Company had $76.3 million and $101.5 million of notes payable to former limited partners (“LP”), net of discounts on notes payable of $0.7 million and $1.2 million, respectively, recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At June 30, 2024, the Company had $1.0 million in other notes payable, which was included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets. Other notes payable do not bear interest and generally have stated maturities of three to five years from their date of issuance.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million, all of which has been received as of September 30, 2024. Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements which includes the associated net cash flows generated from administrative fees from purchasing on supplier contracts and in conjunction with the execution of the Equity Purchase Agreement, the Company and OMNIA entered into a 10-year channel partnership agreement (the “Channel

Agreement”). Additionally, the Company has the right to retain royalty fees over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements.
As payments for administrative fees are remitted to OMNIA, the balance of Premier’s obligation will effectively be repaid over the term of the Channel Agreement. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5% which will remain consistent throughout the life of the Channel Agreement.
Changes to several factors that could materially affect the amount and timing of payments to OMNIA could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three months ended September 30, 2024 and 2023, the Company did not record cumulative adjustments to the carrying amount of the liability.
At September 30, 2024, the Company had $672.6 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $41.3 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 30, 2024, the Company recorded $15.7 million in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $4.4 million in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
A reconciliation of the liability related to the sale of future revenues was as follows (in thousands):

Beginning balance as of June 30, 2024	$651,221
Proceeds from the sale of future revenues	42,325
Imputed interest expense associated with the sale of future revenues	4,351
Payments against the liability related to the sale of future revenues	(25,300)
Ending balance as of September 30, 2024	$672,597
(10) STOCKHOLDERS' EQUITY
As of September 30, 2024, there were 97,794,635 shares of the Company’s Class A common stock (“Common Stock”), par value $0.01 per share, outstanding.
Share Repurchase Authorization
In February 2024, the Company announced that its Board of Directors approved a new share repurchase authorization for up to $1.0 billion of its Common Stock (the “Share Repurchase Authorization”) and that the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of the Company’s Common Stock, excluding fees and expenses. Under the terms of the ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of 15.0 million shares of the Company’s Common Stock, or $320.0 million. On July 11, 2024, as final settlement of the share repurchase transaction under the ASR Agreement, the Company received from Bank of America an additional 4.8 million shares of the Company’s Common Stock. In total, the Company repurchased 19.9 million shares of its Common Stock under the ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of the Company’s Common Stock during the term of the ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheet.
On August 20, 2024, the Company announced that the Company’s Board of Directors approved the execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. As of September 30, 2024, the Company had repurchased 2.9 million shares of Common Stock at an average price of $20.18 per share for a total purchase price of $58.0 million. There can be no assurances regarding the timing or number of shares of Common Stock purchased under this authorization. The repurchase authorization may be suspended, delayed or discontinued at any time at the discretion of the Company’s Board of Directors.
During the three months ended September 30, 2024, the Company paid cash dividends of $0.21 per share on outstanding shares of the Company’s Common Stock to stockholders on September 15, 2024. On October 24, 2024, the Board of Directors

declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2024 to stockholders of record on December 1, 2024.
(11) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares of Common Stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Common Stock.
The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income from continuing operations attributable to stockholders	$72,388	$44,120
Net (loss) income from discontinued operations attributable to stockholders	(1,604)	641
Net income attributable to stockholders (a)	$70,784	$44,761

Denominator for earnings per share:
Basic weighted average shares outstanding	100,380	119,344
Effect of dilutive securities: (b)
Restricted stock units	611	534
Performance share awards	—	255
Diluted weighted average shares	100,991	120,133

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.72	$0.37
Basic (loss) earnings per share from discontinued operations	(0.01)	0.01
Basic earnings per share attributable to stockholders	$0.71	$0.38

Diluted earnings per share from continuing operations	$0.72	$0.37
Diluted loss per share from discontinued operations	(0.02)	—
Diluted earnings per share attributable to stockholders	$0.70	$0.37
_________________________________
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net income from continuing operations	$72,940	$41,769
Net (income) loss from continuing operations attributable to non-controlling interest	(552)	2,351
Net income from continuing operations attributable to stockholders	$72,388	$44,120
(b)Stock options and restricted stock units excluded from diluted weighted average shares outstanding as their effects were anti-dilutive totaled 1.6 million for the three months ended September 30, 2024. Additionally, performance share awards excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period were 0.3 million for the three months ended September 30, 2024.
Stock options and restricted stock units excluded from diluted weighted average shares outstanding as their effects were anti-dilutive totaled 1.3 million for the three months ended September 30, 2023. Additionally, performance share awards excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period were 0.2 million for the three months ended September 30, 2023.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% for the three months ended September 30, 2024 and 2023, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Pre-tax stock-based compensation expense	$6,931	$6,692
Less: deferred tax benefit (a)	1,255	1,544
Total stock-based compensation expense, net of tax	$5,676	$5,148
_________________________________
(a)For the three months ended September 30, 2024 and 2023, the deferred tax benefit was reduced by $0.5 million and $0.2 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”), provided for grants of up to 14.8 million shares of Common Stock, all of which were eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which became effective December 1, 2023, provides for grants of up to 6.0 million shares of the Company’s Common Stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units or performance share awards. As of September 30, 2024, there were approximately 4.1 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards and stock options granted under either the 2013 Equity Incentive Plan or the 2023 Equity Incentive Plan for the three months ended September 30, 2024:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2024	2,201,729	$28.23	1,578,203	$28.14	443,580	$33.17
Granted	970,035	20.50	469,847	18.21	—	—
Vested/exercised	(733,180)	31.61	—	—	—	—
Forfeited	(70,082)	24.93	(63,003)	22.29	(139,761)	32.06
Outstanding at September 30, 2024	2,368,502	$24.11	1,985,047	$22.40	303,819	$33.68

Stock options outstanding and exercisable at September 30, 2024					303,819	$33.68
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

Unrecognized stock-based compensation expense at September 30, 2024 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$43,530	2.2 years
Performance share awards	20,126	2.5 years
Total unrecognized stock-based compensation expense	$63,656	2.3 years
At September 30, 2024, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no options exercised during the three months ended September 30, 2024, and the stock options outstanding and exercisable at September 30, 2024 had zero aggregate intrinsic value.
(13) INCOME TAXES
Income tax expense on continuing operations for the three months ended September 30, 2024 and 2023 was $22.7 million and $13.7 million, respectively. This reflects effective tax rates of 24% and 25% for the three months ended September 30, 2024 and 2023, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing and statute of limitation release on uncertain tax positions.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2024 and 2023 was $2.0 million and $2.4 million, respectively. As of September 30, 2024, the weighted average remaining lease term was 1.9 years and the weighted average discount rate was 6%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2024	June 30, 2024
2025 (a)	$9,525	$12,938
2026	9,469	9,469
2027	1,486	1,486
2028	166	166
2029	170	170
Thereafter	309	309
Total future minimum lease payments	21,125	24,538
Less: imputed interest	1,143	1,110
Total operating lease liabilities (b)	$19,982	$23,428
_________________________________
(a)As of September 30, 2024, future minimum lease payments are for the period from October 1, 2024 to June 30, 2025.
(b)As of September 30, 2024, the Company had $11.9 million of operating lease liabilities within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2024, the Company had commitments arising from a lease that had not yet commenced related to a lease modification for its corporate headquarters, which is expected to commence in fiscal year 2026 with an initial lease term of approximately eight years.
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
(15) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, purchased services activities and Remitra, the Company’s digital invoicing and payables automation business. The Performance Services segment consists of two sub-brands: PINC AI, the Company’s technology and services platform, and Contigo Health, the Company’s direct-to-employer business.
Beginning in fiscal year 2025, Remitra is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.
The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2024	2023
Net revenue:
Supply Chain Services
Net administrative fees	$132,625	$149,886
Software licenses, other services and support	18,763	13,390
Total Supply Chain Services (a)	151,388	163,276
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	38,911	45,340
Consulting services	19,689	23,768
Software licenses	20,947	14,738
Other (b)	17,207	21,904
Total Performance Services (a)	96,754	105,750
Net revenue	$248,142	$269,026
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health and certain revenue from PINC AI.

Additional segment information related to depreciation and amortization expense, capital expenditures and total assets was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Depreciation and amortization expense (a):
Supply Chain Services	$15,577	$14,893
Performance Services	12,223	15,887
Corporate	1,488	2,101
Total depreciation and amortization expense	$29,288	$32,881

Capital expenditures:
Supply Chain Services	$7,335	$12,237
Performance Services	10,326	8,118
Corporate	57	915
Total capital expenditures	$17,718	$21,270

	September 30, 2024	June 30, 2024
Total assets (b):
Supply Chain Services	$1,543,392	$1,629,042
Performance Services	1,021,640	986,993
Corporate	748,561	785,408
Total assets before eliminations	3,313,593	3,401,443
Eliminations (c)	5	6
Total assets	$3,313,598	$3,401,449
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)As of September 30, 2024 and June 30, 2024, Supply Chain Services total assets included $104.9 million and $116.5 million, respectively, in assets of discontinued operations related to S2S Global.
(c)Includes eliminations of intersegment transactions which occur during the ordinary course of business.
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
The Company has revised the definition for Segment Adjusted EBITDA from the definition reported in the 2024 Annual Report to exclude the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained. For comparability purposes, prior year Non-GAAP measures are presented based on the current definition.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Income before income taxes	$95,651	$55,500
Equity in net (income) loss of unconsolidated affiliates (a)	(1,833)	1,726
Interest expense, net	1,756	22
Other (income) expense, net	(60,259)	1,092
Operating income	35,315	58,340
Depreciation and amortization	19,651	20,328
Amortization of purchased intangible assets	9,637	12,553
Stock-based compensation (b)	7,140	6,893
Acquisition- and disposition-related expenses	2,884	6,205
Strategic initiative and financial restructuring-related expenses	110	1,746
Operating income from revenues sold to OMNIA	(15,710)	(11,666)
Deferred compensation plan expense (income) (c)	2,692	(1,125)
Other reconciling items, net	709	34
Total Non-GAAP Adjusted EBITDA (d)	$62,428	$93,308

Non-GAAP Adjusted EBITDA (d):
Supply Chain Services (e)	$77,511	$101,387
Performance Services (e)	14,949	22,930
Segment Adjusted EBITDA	92,460	124,317
Corporate	(30,032)	(31,009)
Total Non-GAAP Adjusted EBITDA	$62,428	$93,308
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.2 million for both the three months ended September 30, 2024 and 2023.
(c)Represents changes in deferred compensation plan obligations resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(d)The definition for Non-GAAP Adjusted EBITDA was revised from the definition reported in the 2024 Annual Report to exclude the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.
(e)Includes intersegment revenue which is eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).
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
We generated net revenue, net income from continuing operations and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net revenue	$248,142	$269,026
Net income from continuing operations	72,940	41,769
Non-GAAP Adjusted EBITDA	62,428	93,308
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net (loss) income from continuing operations to Non-GAAP Adjusted EBITDA.
Strategic Review
In February 2024, we announced that our Board of Directors concluded its exploration of strategic alternatives. As part of the strategic review process, the Board of Directors authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits, and SVS LLC d/b/a S2S Global (“S2S Global”), our direct sourcing subsidiary. On September 30, 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a contribution and exchange agreement with Prestige Ameritech, Ltd. (“Prestige”) pursuant to which PSCI exchanged all of its holdings in S2S Global for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige. This minority interest ownership is in addition to an existing indirect investment made in Prestige in 2020, increasing our total ownership (direct and indirect) interest in Prestige to approximately 24% in the aggregate. The transaction closed on October 1, 2024. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Additionally, on February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). On February 5, 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock. Final settlement of the accelerated share repurchase transaction pursuant to the ASR Agreement was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
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
Segment net revenue for the three months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$151,388	$163,276	$(11,888)	(7)%	61%	61%
Performance Services	96,754	105,750	(8,996)	(9)%	39%	39%
Segment net revenue	$248,142	$269,026	$(20,884)	(8)%	100%	100%
Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management and purchased services activities. In fiscal year 2025, Remitra®, our digital invoicing and payables automation business which provides financial support services to healthcare suppliers and providers, is reported as a component of our Supply Chain Services segment to align with our strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.
Our Performance Services segment consists of two sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer and life sciences markets; and Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health benefit programs that enable healthcare providers that are also payers (e.g. payviders) and employers to contract directly with healthcare providers as well as partner with the healthcare providers to provide employers access to a specialized care network through Contigo Health’s centers of excellence program and cost containment and wrap network.
Sales and Divestitures
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
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, our wholly owned subsidiary, PSCI, entered into a contribution and exchange agreement with Prestige Ameritech, Ltd., pursuant to which PSCI exchanged all of its holdings in S2S Global for a 20% minority interest in Prestige. This new minority interest ownership is in addition to an existing indirect investment made in Prestige in 2020, increasing our total ownership (direct and indirect) interest in Prestige to approximately 24% in the aggregate.
We met the criteria for classifying certain assets and liabilities of the direct sourcing business as a discontinued operation as of September 30, 2024. Accordingly, unless otherwise indicated, information in this Quarterly Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.

Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2024 Annual Report.
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
We continue to evaluate the contributing factors which have led to adjustments to selling prices. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio. See Item 1A “Risk Factors” in our 2024 Annual Report.
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
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See Item 1A “Risk Factors” in our 2024 Annual Report.
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2024 Annual Report.
Goodwill
We perform goodwill impairment testing on an annual basis as well as when impairment indicators are present. On a quarterly basis, we perform a qualitative assessment to determine if an impairment is more likely than not to have occurred and evaluate whether the fair value for one or more reporting units is greater than their carrying value. The results of the fiscal year 2024 annual goodwill impairment testing indicated that our Informatics and Technology Services (“ITS”) reporting unit had a heightened risk of future impairments if any assumptions, estimates or market factors unfavorably change in the future. No triggering events were identified during the three months ended September 30, 2024 that would indicate the fair value of the

ITS reporting unit was below its carrying value. As a result of the ongoing heightened risk of future impairments, we continue to closely monitor any events, circumstances or changes in this business that might imply a reduction in the estimated fair value and may lead to goodwill impairment.
New Accounting Standards
There were no new accounting standards adopted by the Company during the three months ended September 30, 2024.
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
•software licenses, other services and support revenue which consist of supply chain co-management and purchased services revenue; and
•fees from healthcare suppliers and providers associated with Remitra.
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid and other managed care plans and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts during fiscal years 2024 and 2025, competitive pressure has resulted in increases to our average fee share paid to members, a trend that is expected to continue, particularly as we continue to renew GPO member contracts that were extended at the time of our August 2020 Restructuring. In fiscal year 2025, we are targeting additional member agreements for renewal that would result in a cumulative total of more than 75% of the gross administrative fees associated with the member agreements extended in 2020 being through the renewal process by the end of fiscal year 2025. We expect to target the remaining associated member agreements for renewal in fiscal years 2026 and 2027. Also refer to “Impact of Inflation” within “Liquidity and Capital Resources” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of inflation and its impact on our Supply Chain Services’ businesses.
Performance Services
Performance Services revenue is comprised of the following software licenses, other services and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement and value-based care products subscriptions, license fees, professional fees for consulting services, PINC AI data licenses, performance improvement collaborative and other service subscriptions and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform; and
•third-party administrator fees, fees from the centers of excellence program and cost containment and wrap network fees for Contigo Health.
Our Performance Services growth will depend upon the expansion of services to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products and the shift from recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset reductions in recurring SaaS-based revenue.
Cost of Revenue
Cost of revenue consists of cost of services and software licenses revenue.
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
Other Income (Expense), Net
Other income (expense), net, primarily includes interest income and expense and equity in net income of unconsolidated affiliates that is generated from our equity method investments. Other income, net, may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets and other non-operating gains or losses.
•Interest income is primarily related to interest earned on investments in money market funds while interest expense is primarily related to funds borrowed through our Credit Facility as well as imputed interest on non-interest bearing debt (see Note 8 - Debt and Notes Payable and Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information).
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige Ameritech Ltd. (“Prestige”). As of March 3, 2023, our investment in FFF Enterprises, Inc. (“FFF”) was no longer accounted for under the equity method of accounting (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information).
•Other non-operating gains primarily consist of the $57.0 million in cash received in July 2024 as the result of the settlement of a shareholder derivative complaint (see Part II, Item 1. Legal Proceedings within this Quarterly Report for additional information).
Income Tax Expense
See Note 13 - Income Taxes to the accompanying condensed consolidated financial statements for discussion of income tax expense.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents the net loss associated with the sale of certain assets and wind down and exit of the direct sourcing business. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.

Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At September 30, 2024, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of September 30, 2024, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition-related expenses and non-recurring, non-cash or non-operating items. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Non-recurring items include certain strategic initiative and financial restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. Non-operating items include gains or losses on the disposal of assets, interest and investment income or expense, equity in income of unconsolidated affiliates and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest expense and associated income tax expense. Non-recurring items include certain strategic initiative and financial restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings Per Share to the accompanying condensed consolidated financial statements for further information).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 Restructuring, (ii) purchases of property and equipment and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
We have revised the definitions for Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Free Cash Flow from the definitions reported in the 2024 Annual Report. Adjusted EBITDA, Segment Adjusted EBITDA and Adjusted Net Income were revised to exclude the operating income from revenues sold to OMNIA in connection with the sale of non-

healthcare GPO member contracts. Adjusted Net Income was also revised to exclude the related imputed interest and tax expense in connection with the sale of non-healthcare GPO member contracts to OMNIA. Free Cash Flow was revised to exclude cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide measures that, when viewed in combination with our results prepared in accordance with GAAP, we believe allows for a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g., taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses) and income and expense that have been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses), and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth and cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow enables us to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related or complementary businesses and/or debt reduction.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures”, is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 25% and 27% for the three months ended September 30, 2024 and 2023, respectively.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million for both the three months ended September 30, 2024 and 2023 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
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
Operating income from revenues sold to OMNIA
Operating income from revenues sold to OMNIA represents the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
Other reconciling items
Other reconciling items include, but are not limited to, gains and losses on disposal of long-lived assets, imputed interest on non-interest bearing debt and any impact from non-controlling interest on adjustments to net income (loss) attributable to stockholders.

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$132,625	53%	$149,886	56%
Software licenses, other services and support	115,517	47%	119,140	44%
Net revenue	248,142	100%	269,026	100%
Cost of revenue:
Services and software licenses	67,724	27%	64,132	24%
Cost of revenue	67,724	27%	64,132	24%
Gross profit	180,418	73%	204,894	76%
Operating expenses	145,103	58%	146,554	54%
Operating income	35,315	14%	58,340	22%
Other income (expense), net	60,336	24%	(2,840)	(1)%
Income before income taxes	95,651	39%	55,500	21%
Income tax expense	22,711	9%	13,731	5%
Net income from continuing operations	72,940	29%	41,769	16%
Net (loss) income from discontinued operations, net of tax	(1,604)	(1)%	641	—%
Net income	71,336	29%	42,410	16%
Net (income) loss attributable to non-controlling interest	(552)	—%	2,351	1%
Net income attributable to stockholders	$70,784	29%	$44,761	17%

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.72		$0.37
Basic (loss) earnings per share from discontinued operations	(0.01)		0.01
Basic earnings per share attributable to stockholders	$0.71		$0.38

Diluted earnings per share from continuing operations	$0.72		$0.37
Diluted loss per share from discontinued operations	(0.02)		—
Diluted earnings per share attributable to stockholders	$0.70		$0.37
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Earnings Per Share. The definitions for Adjusted EBITDA and Non-GAAP Adjusted Net Income were revised from those reported in the 2024 Annual Report. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definitions in the above section “Our Use of Non-GAAP Financial Measures”.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2024		2023
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$62,428	25%	$93,308	35%
Non-GAAP Adjusted Net Income	34,739	14%	56,165	21%
Non-GAAP Adjusted Earnings Per Share	0.34	nm	0.47	nm
nm = Not meaningful

The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2024	2023
Net income from continuing operations	$72,940	$41,769
Interest expense, net	1,756	22
Income tax expense	22,711	13,731
Depreciation and amortization	19,651	20,328
Amortization of purchased intangible assets	9,637	12,553
EBITDA	126,695	88,403
Stock-based compensation	7,140	6,893
Acquisition- and disposition-related expenses	2,884	6,205
Strategic initiative and financial restructuring-related expenses	110	1,746
Operating income from revenues sold to OMNIA	(15,710)	(11,666)
Equity in net (income) loss of unconsolidated affiliates	(1,833)	1,726
Other non-operating gain	(57,244)	—
Other reconciling items, net (a)	386	1
Total Adjusted EBITDA	$62,428	$93,308

Income before income taxes	$95,651	$55,500
Equity in net (income) loss of unconsolidated affiliates	(1,833)	1,726
Interest expense, net	1,756	22
Other (income) expense, net	(60,259)	1,092
Operating income	35,315	58,340
Depreciation and amortization	19,651	20,328
Amortization of purchased intangible assets	9,637	12,553
Stock-based compensation	7,140	6,893
Acquisition- and disposition-related expenses	2,884	6,205
Strategic initiative and financial restructuring-related expenses	110	1,746
Operating income from revenues sold to OMNIA	(15,710)	(11,666)
Deferred compensation plan expense (income)	2,692	(1,125)
Other reconciling items, net (b)	709	34
Total Adjusted EBITDA	$62,428	$93,308

	Three Months Ended September 30,
	2024	2023
Adjusted EBITDA:
Supply Chain Services	$77,511	$101,387
Performance Services	14,949	22,930
Segment Adjusted EBITDA	92,460	124,317
Corporate	(30,032)	(31,009)
Total Adjusted EBITDA	$62,428	$93,308
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

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Net income attributable to stockholders	$70,784	$44,761
Loss (income) from discontinued operations, net of tax	1,604	(641)
Income tax expense	22,711	13,731
Amortization of purchased intangible assets	9,637	12,553
Stock-based compensation	7,140	6,893
Acquisition- and disposition-related expenses	2,884	6,205
Strategic initiative and financial restructuring-related expenses	110	1,746
Operating income from revenues sold to OMNIA	(15,710)	(11,666)
Equity in net (income) loss of unconsolidated affiliates	(1,833)	1,726
Other non-operating gain	(57,244)	—
Other reconciling items, net (a)	6,236	1,630
Non-GAAP adjusted income before income taxes	46,319	76,938
Income tax expense on adjusted income before income taxes (b)	11,580	20,773
Non-GAAP Adjusted Net Income	$34,739	$56,165

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	100,380	119,344
Dilutive securities	611	789
Weighted average shares outstanding - diluted	100,991	120,133
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on non-interest bearing debt and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 25% of Non-GAAP adjusted net income before income taxes for the three months ended September 30, 2024 and 27% of Non-GAAP adjusted net income before income taxes for the three months ended September 30, 2023.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,
	2024	2023
Basic earnings per share attributable to stockholders	$0.71	$0.38
Loss (income) from discontinued operations, net of tax	0.02	(0.01)
Income tax expense	0.23	0.12
Amortization of purchased intangible assets	0.10	0.11
Stock-based compensation	0.07	0.06
Acquisition- and disposition-related expenses	0.03	0.05
Strategic initiative and financial restructuring-related expenses	—	0.01
Operating income from revenues sold to OMNIA	(0.16)	(0.10)
Equity in net (income) loss of unconsolidated affiliates	(0.02)	0.01
Other non-operating gain	(0.57)	—
Other reconciling items, net (a)	0.05	0.01
Impact of corporation taxes (b)	(0.12)	(0.17)
Non-GAAP Adjusted Earnings Per Share	$0.34	$0.47
_________________________________
(a)Other reconciling items, net is primarily attributable to loss on disposal of long-lived assets, imputed interest on non-interest bearing debt and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 25% of Non-GAAP adjusted net income before income taxes for the three months ended September 30, 2024 and 27% of Non-GAAP adjusted net income before income taxes for the three months ended September 30, 2023.

Consolidated Results - Comparison of the Three Months Ended September 30, 2024 to 2023
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $20.9 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease of $11.9 million, or 7%, in Supply Chain Services. This decrease was primarily due to a decrease of $17.3 million in net administrative fees primarily as a result of higher fee share in the current year, partially offset with an increase of $5.4 million in software licenses and other support due to growth in supply chain co-management. Additionally, Performances Services revenue decreased by $9.0 million due to lower software licenses and other services and support revenue primarily due to non-recurring revenue from agreements in the prior year.
Cost of Revenue
Cost of revenue increased by $3.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase of $3.5 million in Supply Chain Services cost of services and software licenses primarily due to an increase in personnel costs associated with headcount in direct support of new engagements within our supply chain co-management business.
Operating Expenses
Operating expenses decreased by $1.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by a decrease of $2.9 million in amortization of purchased intangible assets due to the prior year third quarter impairment of Contigo Health intangible assets, partially offset by an increase of $1.7 million in SG&A expenses primarily due to an increase in employee-related expenses and timing of conference costs, partially offset by a decrease in acquisition- and disposition-related expenses.
Other Income (Expense), Net
Other income (expense), net increased by $63.2 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a non-operating gain of $57.0 million from the settlement of a shareholder derivative complaint (see Part II, Item 1. Legal Proceedings within this Quarterly Report for additional information) as well as increases in deferred compensation plan income in the current period due to market changes and in income from equity in net income of unconsolidated affiliates.
Income Tax Expense
For the three months ended September 30, 2024, we recorded tax expense of $22.7 million compared to $13.7 million during the three months ended September 30, 2023. The tax expense recorded during the three months ended September 30, 2024 and 2023 resulted in effective tax rates of 24% and 25%, respectively. The change in the effective tax rate is primarily due to changes in stock-based compensation expense, state law repricing and statute of limitation release on uncertain tax positions. Excluding these factors, the effective tax rate would have been 25% for the three months ended September 30, 2024.
Net Loss/Income from Discontinued Operations, Net of Tax
Net loss/income from discontinued operations, net of tax was a net loss of $1.6 million during the three months ended September 30, 2024 compared to net income of $0.6 million during the three months ended September 30, 2023. This $2.2 million decrease was primarily related to lower gross margin in the current year primarily due to higher product freight costs as well as current year disposition-related expenses primarily related to legal fees.
Net Income/Loss Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest of $0.6 million during the three months ended September 30, 2024 changed by $2.9 million from net loss attributable to non-controlling interest of $2.4 million during the three months ended September 30, 2023, primarily due to our consolidated subsidiaries with non-controlling interests incurring net income in the current year period.

Adjusted EBITDA
Adjusted EBITDA decreased by $30.9 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by decreases of $23.9 million and $8.0 million in Supply Chain Services and Performance Services Adjusted EBITDA, respectively, partially offset by a decrease of $1.0 million in corporate expenses.
Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Net revenue:
Net administrative fees	$132,625	$149,886	$(17,261)	(12)%
Software licenses, other services and support	18,763	13,390	5,373	40%
Services and software licenses	151,388	163,276	(11,888)	(7)%
Net revenue	151,388	163,276	(11,888)	(7)%
Cost of revenue:
Services and software licenses	15,932	12,408	3,524	28%
Cost of revenue	15,932	12,408	3,524	28%
Gross profit	135,456	150,868	(15,412)	(10)%
Operating expenses:
Selling, general and administrative	50,813	45,393	5,420	12%
Research and development	156	180	(24)	(13)%
Amortization of purchased intangible assets	8,697	8,844	(147)	(2)%
Operating expenses	59,666	54,417	5,249	10%
Operating income	75,790	96,451	(20,661)	(21)%
Depreciation and amortization	6,880	6,050
Amortization of purchased intangible assets	8,697	8,843
Acquisition- and disposition-related expenses	1,859	1,675
Operating income from revenues sold to OMNIA	(15,710)	(11,666)
Other reconciling items, net	(5)	34
Segment Adjusted EBITDA	$77,511	$101,387	$(23,876)	(24)%
Comparison of the Three Months Ended September 30, 2024 to 2023
Net Revenue
Supply Chain Services segment net revenue decreased by $11.9 million, or 7%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease of $17.3 million in net administrative fees revenue partially offset by an increase of $5.4 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees decreased by $17.3 million, or 12%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to an increase in the aggregate blended fee share paid to members as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements due to market dynamics. This decrease was partially offset by increased utilization and further penetration of our contracts by existing members.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $5.4 million, or 40%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in supply chain co-management fees driven by new agreements.

Cost of Revenue
Supply Chain Services segment cost of revenue increased by $3.5 million, or 28%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business.
Operating Expenses
Supply Chain Services segment operating expenses increased by $5.2 million, or 10%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in SG&A expenses primarily due to an increase in one-time bad debt expense, certain employee-related expenses and timing of conference related costs.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $23.9 million, or 24%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to the aforementioned decrease in net revenue, increases in cost of revenue and operating expenses.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$38,911	$45,340	$(6,429)	(14)%
Consulting services	19,689	23,768	(4,079)	(17)%
Software licenses	20,947	14,738	6,209	42%
Other	17,207	21,904	(4,697)	(21)%
Net revenue	96,754	105,750	(8,996)	(9)%
Cost of revenue:
Services and software licenses	51,792	51,724	68	—%
Cost of revenue	51,792	51,724	68	—%
Gross profit	44,962	54,026	(9,064)	(17)%
Operating expenses:
Selling, general and administrative	41,891	47,121	(5,230)	(11)%
Research and development	430	683	(253)	(37)%
Amortization of purchased intangible assets	940	3,709	(2,769)	(75)%
Operating expenses	43,261	51,513	(8,252)	(16)%
Operating income	1,701	2,513	(812)	(32)%
Depreciation and amortization	11,283	12,177
Amortization of purchased intangible assets	940	3,710
Acquisition- and disposition-related expenses	1,025	4,530
Segment Adjusted EBITDA	$14,949	$22,930	$(7,981)	(35)%
Comparison of the Three Months Ended September 30, 2024 to 2023
Net Revenue
Net revenue in our Performance Services segment decreased by $9.0 million, or 9%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreases of $6.4 million in SaaS-based products subscription revenue primarily due to conversion of SaaS-based products to licensed-based products in recent periods as well as contract expirations, $4.7 million in other revenue primarily related to lower Contigo Health revenue for third party administrator fees in the current year and lower other PINC AI revenue primarily due to agreements in the prior year that did not recur in the current year, and $4.1 million in consulting services primarily due to prior year agreements that did not reoccur in the current year. These decreases were partially offset by an increase of $6.2 million in software licenses driven by an increase in enterprise analytics license revenue during the current year period compared to the prior year period.
Cost of Revenue
Performance Services segment cost of revenue was flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Operating Expenses
Performance Services segment operating expenses decreased by $8.3 million, or 16%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by decreases of $5.2 million in SG&A expenses primarily due to a decrease in acquisition- and disposition-related expenses primarily related to a prior year adjustment of an anticipated earn-out payment and a decrease in legal and professional fees and $2.8 million decrease in amortization of purchased intangible assets due to the prior year third quarter impairment of Contigo Health intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $8.0 million, or 35%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the aforementioned decrease in net revenue, partially offset by a decrease in operating expenses for legal and professional fees.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Selling, general and administrative	$42,176	$40,624	$1,552	4%
Operating expenses	42,176	40,624	1,552	4%
Operating loss	(42,176)	(40,624)	(1,552)	4%
Depreciation and amortization	1,488	2,101
Stock-based compensation	7,140	6,893
Strategic initiative and financial restructuring-related expenses	110	1,746
Deferred compensation plan expense (income)	2,692	(1,125)
Other reconciling items, net	714	—
Adjusted EBITDA	$(30,032)	$(31,009)	$977	3%
Comparison of the Three Months Ended September 30, 2024 to 2023
Operating Expenses
Corporate operating expenses increased by $1.6 million, or 4%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $3.8 million in deferred compensation plan expense as a result of market changes, partially offset by a decrease in professional fees as well as a decrease in legal expenses related to strategic initiative and financial restructuring-related activities due to the prior year strategic review process.
Adjusted EBITDA
Corporate adjusted EBITDA increased by $1.0 million, or 3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to the aforementioned decrease in professional fees.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements.

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
As of September 30, 2024 and June 30, 2024, we had cash and cash equivalents of $87.0 million and $125.1 million, respectively.
Credit Facility
At both September 30, 2024 and June 30, 2024, we had no outstanding borrowings under our Credit Facility. During the three months ended September 30, 2024, we had no new borrowings or repayments under the Credit Facility.
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
Cash Dividends
In September 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On October 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2024 to stockholders of record on December 1, 2024.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million, all of which has been received as of September 30, 2024. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Discussion of Cash Flows for the Three Months Ended September 30, 2024 and 2023
A summary of net cash flows is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities from continuing operations	$80,043	$62,650
Investing activities	(17,718)	(21,270)
Financing activities	(88,140)	302,865
Operating activities from discontinued operations	(12,396)	19,226
Effect of exchange rate changes on cash flows	21	(3)
Net (decrease) increase in cash and cash equivalents	$(38,190)	$363,468

Net cash provided by operating activities from continuing operations increased by $17.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to the $57.0 million received in the current year period in connection with the settlement of a shareholder complaint (see Part II, Item 1. Legal Proceedings within this Quarterly Report for additional information) and an increase of $6.0 million in cash receipts due to higher collections during the current period. These increases to cash were partially offset by an increase of $46.1 million in cash paid for costs for operating expenses primarily due to an increase in performance-related compensation relating to the prior fiscal year performance.
Net cash used in investing activities decreased by $3.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in purchases of property and equipment.
Net cash used in financing activities changed by $391.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in net cash used in financing activities was primarily driven by a decrease in net proceeds from the sale of future revenues of $553.3 million (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information) and the Common Stock repurchases of $56.4 million under the $200.0 million Share Repurchase Authorization. These changes are offset by the prior year repayment of $215.0 million under our Credit Facility.
Net cash used in operating activities attributable to discontinued operations changed by $31.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in net cash used in operating activities attributable to discontinued operations was primarily driven by an increase in cash paid to suppliers in the current year period related to inventory purchases and paying down associated payables.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2024 and 2023
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment and (iii) cash payments of the sale of future revenues including earnings from future revenues (less royalty fees retained) and associated income taxes. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities from continuing operations for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities from continuing operations	$80,043	$62,650
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(25,206)	(24,742)
Purchases of property and equipment	(17,718)	(21,270)
Cash payments to OMNIA for the sale of future revenues (b)	(20,949)	(4,322)
Non-GAAP Free Cash Flow	$16,170	$12,316
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the three months ended September 30, 2024, we paid $25.7 million to members including imputed interest of $0.5 million which is included in net cash provided by operating activities from continuing operations. During the three months ended September 30, 2023, we paid $25.7 million to members including imputed interest of $0.9 million which is included in net cash provided by operating activities from continuing operations. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
(b)Cash payments to OMNIA for the sale of future revenues in connection with our sale of non-healthcare contracts to OMNIA are presented in our Condensed Consolidated Statements of Cash Flows under “Payments on liability related to the sale of future revenues.” During the three months ended September 30, 2024, we paid $25.3 million to OMNIA including imputed interest of $4.4 million which is included in net cash provided by operating activities from continuing operations. During the three months ended September 30, 2023 we paid $6.9 million to OMNIA including imputed interest of $2.5 million which is included in net cash provided by operating activities from continuing operations. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed financial statements for further information.
Non-GAAP Free Cash Flow increased by $3.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in Non-GAAP Free Cash Flow was primarily due to the aforementioned $17.4 million increase in net cash provided by operating activities from continuing operations and $3.6 million decrease in purchases of property and equipment, partially offset by an increase of $16.6 million in the cash payments to OMNIA for the sale of future revenues due to the timing of the completion of the purchase agreement in the prior year.

See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At September 30, 2024, we had no outstanding borrowings under our Credit Facility and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at September 30, 2024.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At September 30, 2024, we had no outstanding borrowings under the Credit Facility with $995.0 million of available borrowing capacity after reductions for outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to the 2024 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At September 30, 2024, $77.0 million remains to be paid without interest in three equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At September 30, 2024, we had non-recourse commitments of $672.6 million for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from net administrative fees received in connection with the sold contracts. These payments commenced during the first quarter of fiscal year 2024 for a period of at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In September 2024 we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On October 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 15, 2024 to stockholders of record on December 1, 2024.
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
Share Repurchase Authorization
On February 2, 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Common Stock. On February 5, 2024, under the Share Repurchase Authorization, we entered into an ASR Agreement with Bank of America to repurchase an aggregate of $400.0 million of shares of our Common Stock. Under the terms of the ASR Agreement, we made a payment of $400.0 million to Bank of America and in February 2024, received initial deliveries of 15.0 million shares of our Common Stock (and then retired). On July 11, 2024, as final settlement of the share repurchase transaction under the ASR Agreement, we received from Bank of America an additional 4.9 million shares of our Common Stock. In total, we repurchased 19.9 million shares of our Common Stock under the ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of our Common Stock during the term of the ASR Agreement less a discount.
On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. At September 30, 2024, we had repurchased 2.9 million shares of our Common Stock at an average price of $20.18 in open market transactions for a total purchase price of $58.0 million pursuant to a trading plan entered into with a financial institution intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c). The purchase authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors. Repurchases are subject to compliance with applicable federal securities laws and our management may, at its discretion, suspend, delay, or discontinue repurchases at any time, based on market conditions, alternate uses of capital, or other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2024, we had no outstanding borrowings under our Credit Facility.
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
As of September 30, 2024, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information relating to certain legal proceedings in which we are involved is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the 2024 Annual Report since the filing of that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On February 5, 2024, we announced that our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and that we entered into a $400.0 million accelerated share repurchase transaction agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) under the Share Repurchase Authorization. Final settlement of the accelerated repurchase transaction under the ASR Agreement was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved the execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization (the “Market Repurchases”).

The following table summarizes information relating to repurchases of our Common Stock during the quarter ended September 30, 2024, all of which were pursuant to the ASR Agreement or Market Repurchases under the Share Repurchase Authorization. Share price information below is presented exclusive of any excise tax due on stock repurchases under the Inflation Reduction Act, which does not impact the amount of the Share Repurchase Authorization.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (c)
July 1 through July 31, 2024	4,848,900	(a)	$20.12	(a)	4,848,900	(a)	$600.0
August 1 through August 31, 2024	324,607	(b)	$20.22	(b)	324,607	(b)	$593.4
September 1 through September 30, 2024	2,548,708	(b)	$20.18	(b)	2,548,708	(b)	$542.0
Total	7,722,215		$20.14		7,722,215
_________________________________
(a)Pursuant to the ASR Agreement, on February 8, 2024, we made a payment of $400.0 million to Bank of America, and on February 8 and 9, 2024, we received from Bank of America initial deliveries of (and then retired) 15,030,531 shares of our common stock. On July 11, 2024, as final settlement of the share repurchase transaction under the ASR Agreement, we received from Bank of America (and then retired) an additional 4,848,900 shares of our common stock. In total, we repurchased 19,879,431 shares of our common stock under the ASR Agreement at $20.12 per share, the price set forth in the table, which represents the volume-weighted average share price of our common stock during the term of the ASR Agreement less a discount.
(b)Market Repurchases pursuant to a trading plan entered into with a financial institution intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c). Prices reported are exclusive of commissions.
(c)Reflects the remaining amount under the Share Repurchase Authorization as of the end of the period presented, exclusive of commissions. Repurchases of our common stock under the Share Repurchase Authorization may occur from time to time through June 30, 2025, in open market purchases, privately negotiated transactions, accelerated or other structured repurchase programs or other means, subject to compliance with applicable securities laws and other legal requirements.
Item 5. Other Information
The table below sets forth SEC Rule 10b5-1 trading plans adopted by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended September 30, 2024. Each plan listed in the table was adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)	Scheduled Expiration Date(f)
Craig S. McKasson, Chief Administrative and Financial Officer	Adopt	09/09/2024	X		165,000	06/30/2025
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
(d) Each trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Performance Share Award Agreement under the Premier, Inc. 2023 Equity Incentive Plan*+

10.2	Form of Restricted Stock Unit Agreement under the Premier, Inc. 2023 Equity Incentive Plan*+

10.3	Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective September 6, 2024*+

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2024, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, certain domestic subsidiaries of Premier Services, LLC, as Guarantors, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and a Lender*

10.5
First Amendment to Senior Executive Employment Agreement dated August 15, 2024 between Premier Healthcare Solutions, Inc. and Craig McKasson (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 20, 2024)+

10.6
Master Consulting Services Agreement dated August 15, 2024 between Premier Healthcare Solutions, Inc. and Craig McKasson (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 20, 2024)+

10.7
Executive Employment and Restrictive Covenant Agreement dated August 15, 2024 between Premier Healthcare Solutions, Inc. and Glenn Coleman (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 20, 2024)+

10.8
Signing Bonus Agreement dated August 15, 2024, between Premier Healthcare Solutions, Inc. and Glenn Coleman (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on August 20, 2024)+

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

101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 5, 2024	By:	/s/ Craig S. McKasson
		Name:	Craig S. McKasson
		Title:	Chief Administrative and Financial Officer and Senior Vice President
On behalf of the registrant and as principal financial officer

Date:	November 5, 2024	By:	/s/ Crystal B. Climer
		Name:	Crystal B. Climer
		Title:	Chief Accounting Officer and Senior Vice President, Finance
On behalf of the registrant and as principal accounting officer