Form 10-Q
period 2024-12-31
Premier, Inc.
filed 2025-02-04
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of January 30, 2025, there were 91,307,397 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates,” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•pending and potential litigation;
•our reliance on Internet infrastructure, bandwidth providers, data center providers and other third parties, and our own systems for providing services to our users;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers, or breaches or failures of our security measures;
•the financial, operational, legal, and reputational consequences of cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties;
•our ability to use, disclose, de-identify, or license data and to integrate third-party technologies;
•our use of “open source” software;
•our dependency on contract manufacturing facilities located in various parts of the world;
•inventory risk we face in the event of a potential material decline in demand or price for the personal protective equipment or other products we may have purchased at elevated market prices or fixed prices;
•our ability to attract, hire, integrate, and retain key personnel;
•the impact of continuing uncertain economic conditions on our business operations due to, but not limited to, inflation and recessionary fears;
•the financial and operational uncertainty due to global macroeconomic, geopolitical, and business conditions, trends and events, and the impact of any associated supply chain challenges;

•the impact of global climate change or by regulatory responses to such change;
•changes and uncertainty in the political, economic, or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010;
•our compliance with complex international, federal, and state laws, rules and regulations governing financial relationships among healthcare providers, and the submission of false or fraudulent healthcare claims;
•interpretation and enforcement of current or future antitrust laws and regulations;
•compliance with complex federal, state, and international privacy, security, and breach notification laws;
•compliance with current or future laws, rules, and regulations relating to information blocking provisions of the 21st Century Cures Act issued by the Office of the National Coordinator for Health Information Technology (the “ONC Rules”) that may cause our certified Health Information Technology products to be regulated by the ONC Rules;
•compliance with current or future laws, rules, and regulations adopted by the Food and Drug Administration applicable to our software applications that may be considered medical devices;
•the impact on our business of Executive Orders issued by the President of the United States;
•adequate protection of our intellectual property and potential claims against our use of the intellectual property of third parties;
•potential for additional indirect tax liabilities, such as gross receipts and sales and use taxes, in certain jurisdictions;
•changes in tax laws that materially impact our tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows, and profitability and potential material tax disputes;
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
•the impact of stockholder activism, takeover proposals, proxy contests, or short sellers;
•our indebtedness and our ability to obtain additional financing on favorable terms, including our ability to renew or replace our long-term credit facility at or before maturity;
•fluctuation of our quarterly cash flows, revenues, and results of operations;
•failure to maintain an effective system of internal controls over financial reporting or an inability to remediate any weaknesses identified and the related costs of remediation;
•the impact on the price of our Class A common stock (“Common Stock”) if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of our Common Stock repurchased by us pursuant to any then-existing Common Stock repurchase program and the timing of any such repurchases;
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
More information on potential factors that could affect our financial results is included from time to time in the “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Quarterly Report and our other periodic and current filings made from time to time with the SEC, which are available from the SEC at www.sec.gov or our website at http://investors.premierinc.com (the contents of which are not part of this Quarterly Report). You should not place undue reliance on any of our forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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
References to “operating income from revenues sold to OMNIA” are references to operating income from revenues sold to OMNIA Partners, LLC (“OMNIA”) in connection with the sale of non-healthcare GPO member contracts in July 2023, less royalty fees retained.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2024	June 30, 2024
Assets
Cash and cash equivalents	$85,850	$125,146
Accounts receivable (net of $6,377 and $1,455 allowance for credit losses, respectively)	117,248	100,965
Contract assets (net of $1,206 and $1,248 allowance for credit losses, respectively)	328,907	335,831
Prepaid expenses and other current assets	76,402	73,653
Current assets of discontinued operations	—	119,662
Total current assets	608,407	755,257
Property and equipment (net of $780,995 and $742,063 accumulated depreciation, respectively)	203,082	205,711
Intangible assets (net of $313,507 and $294,333 accumulated amortization, respectively)	250,085	269,259
Goodwill	869,034	995,852
Deferred income tax assets	783,017	773,002
Deferred compensation plan assets	46,796	54,422
Investments in unconsolidated affiliates	270,240	228,562
Operating lease right-of-use assets	15,365	20,635
Other assets	96,349	98,749
Total assets	$3,142,375	$3,401,449

Liabilities and stockholders' equity
Accounts payable	$21,880	$22,610
Accrued expenses	50,428	58,482
Revenue share obligations	333,345	292,792
Accrued compensation and benefits	53,347	100,395
Deferred revenue	20,552	19,642
Line of credit and current portion of long-term debt	100,000	1,008
Current portion of notes payable to former limited partners	50,994	101,523
Current portion of liability related to the sale of future revenues	45,732	51,798
Other current liabilities	55,948	52,589
Current liabilities of discontinued operations	423	45,724
Total current liabilities	732,649	746,563
Liability related to the sale of future revenues, less current portion	618,386	599,423
Deferred compensation plan obligations	46,796	54,422
Operating lease liabilities, less current portion	5,058	11,170
Other liabilities	21,595	27,640
Total liabilities	1,424,484	1,439,218
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 91,675,524 shares issued and outstanding at December 31, 2024 and 111,456,454 shares issued and 105,027,079 shares outstanding at June 30, 2024	917	1,115
Treasury stock, at cost; 6,429,375 shares at June 30, 2024	—	(250,129)
Additional paid-in capital	2,203,675	2,105,684
(Accumulated deficit) retained earnings	(486,627)	105,590
Accumulated other comprehensive loss	(74)	(29)
Total stockholders' equity	1,717,891	1,962,231
Total liabilities and stockholders' equity	$3,142,375	$3,401,449
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenue:
Net administrative fees	$131,417	$150,470	$264,042	$300,356
Software licenses, other services, and support	108,849	129,401	224,366	248,541
Net revenue	240,266	279,871	488,408	548,897
Cost of revenue:
Services and software licenses	69,058	65,990	136,782	130,122
Cost of revenue	69,058	65,990	136,782	130,122
Gross profit	171,208	213,881	351,626	418,775
Operating expenses:
Selling, general, and administrative	253,768	137,659	388,648	270,797
Research and development	726	928	1,312	1,791
Amortization of purchased intangible assets	9,537	12,399	19,174	24,952
Operating expenses	264,031	150,986	409,134	297,540
Operating (loss) income	(92,823)	62,895	(57,508)	121,235
Equity in net income (loss) of unconsolidated affiliates	9,502	(666)	11,335	(2,392)
Interest (expense) income, net	(3,787)	1,881	(5,543)	1,859
Other income, net	23,304	4,679	83,563	3,587
Other income, net	29,019	5,894	89,355	3,054
(Loss) income before income taxes	(63,804)	68,789	31,847	124,289
Income tax (benefit) expense	(17,967)	18,341	4,744	32,072
Net (loss) income from continuing operations	(45,837)	50,448	27,103	92,217
Net (loss) income from discontinued operations, net of tax	(39,389)	2,418	(40,993)	3,059
Net (loss) income	(85,226)	52,866	(13,890)	95,276
Net (income) loss from continuing operations attributable to non-controlling interest	(10,792)	1,436	(11,344)	3,787
Net (loss) income attributable to stockholders	$(96,018)	$54,302	$(25,234)	$99,063

Comprehensive (loss) income:
Net (loss) income	$(85,226)	$52,866	$(13,890)	$95,276
Comprehensive (income) loss attributable to non-controlling interest	(10,792)	1,436	(11,344)	3,787
Foreign currency translation (loss) gain	(66)	26	(45)	23
Comprehensive (loss) income attributable to stockholders	$(96,084)	$54,328	$(25,279)	$99,086

Weighted average shares outstanding:
Basic	94,765	119,702	97,573	119,523
Diluted	94,765	120,057	98,093	120,095

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share from continuing operations	$(0.60)	$0.43	$0.16	$0.80
Basic (loss) earnings per share from discontinued operations	(0.41)	0.02	(0.42)	0.03
Basic (loss) earnings per share attributable to stockholders	$(1.01)	$0.45	$(0.26)	$0.83

Diluted (loss) earnings per share from continuing operations	$(0.60)	$0.43	$0.16	$0.80
Diluted (loss) earnings per share from discontinued operations	(0.41)	0.02	(0.42)	0.02
Diluted (loss) earnings per share attributable to stockholders	$(1.01)	$0.45	$(0.26)	$0.82
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
Issuance of Class A common stock under equity incentive plan	491	5	—	—	—	—	—	5
Treasury stock	(7,723)	—	7,723	(139,207)	80,000	—	—	(59,207)
Retirement of Class A common stock	—	(142)	(14,152)	389,336	—	(389,194)	—	—
Stock-based compensation expense	—	—	—	—	6,931	—	—	6,931
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(4,985)	—	—	(4,985)
Net income	—	—	—	—	—	71,336	—	71,336
Net income attributable to non-controlling interest	—	—	—	—	552	(552)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(21,590)	—	(21,590)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(585)	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Balance at September 30, 2024	97,795	978	—	—	2,188,208	(234,995)	(8)	1,954,183
Issuance of Class A common stock under equity incentive plan	66	1	—	—	—	—	—	1
Issuance of Class A common stock under employee stock purchase plan	98	1	—	—	2,120	—	—	2,121
Treasury stock	(6,283)	—	6,283	(135,577)	—	—	—	(135,577)
Retirement of Class A common stock	—	(63)	(6,283)	135,577	—	(135,514)	—	—
Stock-based compensation expense		—	—	—	2,588	—	—	2,588
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(59)	—	—	(59)
Net loss	—	—	—	—	—	(85,226)	—	(85,226)
Net income attributable to non-controlling interest	—	—	—	—	10,792	(10,792)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(20,100)	—	(20,100)
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Balance at December 31, 2024	91,676	$917	—	$—	$2,203,675	$(486,627)	$(74)	$1,717,891

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net loss attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	1,261	6,429	(250,129)	2,177,324	424,260	(11)	2,352,705
Issuance of Class A common stock under equity incentive plan	56	—	—	—	—	—	—	—
Issuance of Class A common stock under employee stock purchase plan	88	1	—	—	1,975	—	—	1,976
Stock-based compensation expense	—	—	—	—	8,378	—	—	8,378
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(151)	—	—	(151)
Net income	—	—	—	—	—	52,866	—	52,866
Net loss attributable to non-controlling interest	—	—	—	—	(1,436)	1,436	—	—
Change in ownership of consolidated entity	—	—	—	—	25	—	—	25
Dividends ($0.21 per share)	—	—	—	—	—	(25,616)	—	(25,616)
Foreign currency translation adjustment	—	—	—	—	—	—	26	26
Balance at December 31, 2023	119,816	$1,262	6,429	$(250,129)	$2,186,115	$452,946	$15	$2,390,209

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2024	2023
Operating activities
Net (loss) income	$(13,890)	$95,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	40,993	(3,059)
Depreciation and amortization	58,827	65,547
Equity in net (income) loss of unconsolidated affiliates	(11,335)	2,392
Deferred income taxes	6,064	(154,933)
Stock-based compensation	9,519	15,070
Impairment of assets	126,818	—
Other, net	(6,655)	2,965
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,012)	(14,743)
Contract assets	5,550	(33,178)
Prepaid expenses and other assets	13,921	(4,077)
Accounts payable	(3,717)	(9,733)
Revenue share obligations	40,553	17,567
Accrued expenses, deferred revenue, and other liabilities	(67,903)	36,371
Net cash provided by operating activities from continuing operations	193,733	15,465
Net cash (used in) provided by operating activities from discontinued operations	(14,418)	19,915
Net cash provided by operating activities	179,315	35,380
Investing activities
Purchases of property and equipment	(39,877)	(49,068)
Net cash used in investing activities	(39,877)	(49,068)
Financing activities
Payments on notes payable	(51,537)	(50,872)
Proceeds from credit facility	100,000	—
Payments on credit facility	—	(215,000)
Proceeds from sale of future revenues	42,325	629,820
Payments on liability related to the sale of future revenues	(29,428)	(14,611)
Cash dividends paid	(42,368)	(51,059)
Repurchase of Class A common stock	(189,754)	—
Other, net	(7,927)	(3,296)
Net cash (used in) provided by financing activities	(178,689)	294,982
Effect of exchange rate changes on cash flows	(45)	23
Net (decrease) increase in cash and cash equivalents	(39,296)	281,317
Cash and cash equivalents at beginning of period	125,146	89,793
Cash and cash equivalents at end of period	$85,850	$371,110
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading technology-driven healthcare improvement company that unites hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations to improve and innovate in the clinical, financial, and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry and continues to expand its capabilities to more fully address and coordinate care improvement and standardization in the employer, payer, and life sciences markets. Additionally, the Company also provides some of the various products and services noted above to non-healthcare businesses as well as continued access to its group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (see Note 9 - Liability Related to the Sale of Future Revenues).
The Company’s business model and solutions are designed to provide its members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in the Company’s enterprise data warehouse, mitigate the risk of innovation, and disseminate best practices to help the Company’s members and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services activities, and financial support services under Remitra®, the Company’s digital invoicing and payables automation business. Beginning in fiscal year 2025, Remitra® began to be reported as a component of the Supply Chain Services segment to align with the Company’s strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services. The Performance Services segment consists of two sub-brands: PINC AITM, the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets; and Contigo Health®, the Company’s direct-to-employer business which provides third-party administrator services and management of health-benefit programs through Contigo Health’s centers of excellence program.
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, the Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement to contribute all outstanding equity interests in its direct sourcing subsidiary, SVS LLC d/b/a S2S Global (“S2S Global”), to Prestige Ameritech, Ltd. (“Prestige”) in exchange for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige (the “S2S Divestiture”). The transaction closed on October 1, 2024. The fair value of the equity received in Prestige as consideration for the contribution of S2S Global was $24.9 million, which resulted in a loss on disposal of S2S Global of $51.7 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
At the close of the S2S Divestiture, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest through its sale of S2S Global as well as a 4% indirect ownership interest through the Company’s consolidated subsidiary, PRAM Holdings, LLC (“PRAM”).
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

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which the Company exercised control and, when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions from continuing operations have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2024 Annual Report.
Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the six months ended December 31, 2024 and 2023 (in thousands):

	Six Months Ended December 31,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$448	$—
Non-cash investment in unconsolidated subsidiary	24,913	—
Accrued dividend equivalents	905	956
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	2,539	—
Accrued excise taxes related to repurchase of Class A common stock	2,491	—
Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Significant estimates are evaluated on an ongoing basis, including, but not limited to, estimates for net administrative fees revenue, software licenses, other services and support revenue, contract assets, deferred revenue, contract costs, allowances for credit losses, reserves for net realizable value of inventory, obsolete inventory, useful lives of property and equipment, stock-based compensation, deferred tax balances including valuation allowances on deferred tax assets, uncertain tax positions, values of investments not publicly traded, projected future cash flows used in the evaluation of asset impairments, values of call rights, values of earn-out liabilities, and the allocation of purchase prices. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
During the three months ended December 31, 2024, the Company recorded a loss on disposal of S2S Global of $51.7 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the major classes of assets and liabilities classified as discontinued operations at December 31, 2024 and June 30, 2024 (in thousands):

	December 31, 2024	June 30, 2024
Assets
Accounts receivable	$—	$25,730
Inventory	—	79,799
Prepaid expenses and other current assets	—	6,893
Deferred income tax assets	—	3,200
Other assets	—	4,040
Current assets of discontinued operations	$—	$119,662

Liabilities
Accounts payable	$—	$37,750
Accrued expenses	153	7,003
Accrued compensation and benefits	270	971
Current liabilities of discontinued operations	$423	$45,724
The following table summarizes the major components of net (loss) income from discontinued operations for the three and six months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue	$—	$54,874	$50,485	$104,600
Cost of revenue	—	47,472	46,055	91,510
Gross profit	—	7,402	4,430	13,090
Operating expenses:
Selling, general, and administrative	910	4,491	7,671	9,413
Amortization of purchased intangible assets	—	113	—	248
Operating expenses	910	4,604	7,671	9,661
Operating (loss) income from discontinued operations	(910)	2,798	(3,241)	3,429
Other (expense) income	(51,845)	557	(51,899)	774
Net (loss) income from discontinued operations before income taxes	(52,755)	3,355	(55,140)	4,203
Income tax (benefit) expense	(13,366)	937	(14,147)	1,144
Net (loss) income from discontinued operations, net of tax, attributable to stockholders	$(39,389)	$2,418	$(40,993)	$3,059
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income (Loss)
			Three Months Ended		Six Months Ended
	Carrying Value		December 31,		December 31,
	December 31, 2024	June 30, 2024	2024	2023	2024	2023
FFF	$136,080	$136,080	$—	$—	$—	$—
Prestige	52,634	14,850	7,133	(157)	7,441	(38)
Exela	35,214	32,259	1,757	(631)	2,955	(2,050)
Qventus	16,000	16,000	—	—	—	—
Other investments	30,312	29,373	612	122	939	(304)
Total investments	$270,240	$228,562	$9,502	$(666)	$11,335	$(2,392)

The Company’s wholly owned subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at December 31, 2024 and June 30, 2024. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement, and since the date of the amendment, the Company has accounted for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value. The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company holds ownership interest in Prestige through its wholly owned subsidiary, PSCI, and through the Company’s consolidated subsidiary, PRAM. At December 31, 2024, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest received as consideration in the S2S Divestiture (see Note 1 - Organization and Basis of Presentation) as well as its indirect ownership interest through PRAM.
At December 31, 2024, the Company held an approximate 16% interest in Prestige through PRAM’s ownership of Prestige limited partnership units. Prior to the S2S Divestiture, which resulted in dilution to PRAM’s ownership interest in Prestige, PRAM held an approximate 20% interest in Prestige. At December 31, 2024 and June 30, 2024, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at December 31, 2024 and June 30, 2024. At December 31, 2024 and June 30, 2024, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s wholly owned subsidiary, PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at December 31, 2024 and June 30, 2024. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Deferred compensation plan assets	$58,931	$58,931	$—	$—
Total assets	58,931	58,931	—	—

Earn-out liabilities	27,000	—	—	27,000
Total liabilities	$27,000	$—	$—	$27,000

June 30, 2024
Deferred compensation plan assets	$61,198	$61,198	$—	$—
Total assets	61,198	61,198	—	—

Earn-out liabilities	28,549	—	—	28,549
Total liabilities	$28,549	$—	$—	$28,549
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($12.1 million and $6.8 million at December 31, 2024 and June 30, 2024, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

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
Acurity and Nexera Earn-out
The earn-out liability arising from expected earn-out payments related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and was remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviewed the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. The Acurity and Nexera earn-out liability did not utilize a credit spread at December 31, 2024. At June 30, 2024, the Acurity and Nexera earn-out liability utilized a credit spread of 1.0%. At December 31, 2024, the maximum number of transferred member renewals had been achieved. The Company and Greater New York Hospital Association agreed to a total earn-out of $27.0 million, to be paid in January 2025. The fair value of the Acurity and Nexera earn-out liability at December 31, 2024 and June 30, 2024 was $27.0 million and $28.5 million, respectively.
A reconciliation of the Company’s Level 3 earn-out liabilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$30,000	$29,861	$28,549	$26,603
Purchases (settlements) (a)	—	(1,375)	—	(1,375)
(Gains) losses (b)	(3,000)	(610)	(1,549)	2,648
Ending balance	$27,000	$27,876	$27,000	$27,876
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
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of December 31, 2024 and June 30, 2024, the notes payable to former limited partners were recorded net of discounts of $0.3 million and $1.2 million, respectively.
Financial Instruments for Which Fair Value is Only Disclosed
At December 31, 2024, the Company had no non-interest bearing notes payable. At June 30, 2024, the fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the six months ended December 31, 2024 that was included in the opening balance of deferred revenue at July 1, 2024 was $14.5 million, which is a result of satisfying certain performance obligations.

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
A reduction to net revenue of $4.1 million was recognized during the three months ended December 31, 2024 from performance obligations that were satisfied or partially satisfied in prior periods. The reduction was driven by a $4.3 million decrease associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business partially offset by an increase of $0.2 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period.
Net revenue of $0.3 million was recognized during the six months ended December 31, 2024 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.3 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by a decrease of $4.0 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $738.3 million. The Company expects to recognize approximately 37% of the remaining performance obligations over the next twelve months, an additional 22% over the following twelve months, and an additional 31% over the following 36 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Beginning in fiscal year 2025, Remitra is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.
Fiscal Year 2025 Impairment
As part of its quarterly procedures, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. Triggering events during the second quarter of fiscal 2025 related to a reduction in short-term financial projections and higher discount rate led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Informatics and Technology Services (“ITS”) reporting unit would be below its carrying value at December 31, 2024. The fair value of the reporting unit was computed using reasonable valuation methodologies, the most significant of which being the discounted cash flow analysis. The discounted cash flow model uses 9.5 years of forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, Level 3 inputs such as a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free net cash flows of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, during the three and six months ended December 31, 2024, the Company recorded a pre-tax goodwill impairment charge of $126.8 million related to the ITS reporting unit recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
Fiscal Year 2024 Impairment
During the year ended June 30, 2024, the Company recorded pre-tax goodwill and intangible asset impairment charges of $16.5 million and $113.5 million, respectively, related to the Contigo Health reporting unit. At June 30, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2024	$408,309	$587,543	$995,852
Impairment	—	(126,818)	(126,818)
December 31, 2024	$408,309	$460,725	$869,034
At December 31, 2024, the Company had accumulated impairment losses to goodwill at Performance Services of $197.7 million, which related to the ITS and Contigo Health reporting units. At June 30, 2024, the Company had accumulated impairment losses to goodwill at Performance Services of $70.9 million, all of which related to the Contigo Health reporting unit.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		December 31, 2024			June 30, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(175,989)	$210,111	$386,100	$(162,910)	$223,190
Technology	7.1 years	98,517	(76,355)	22,162	98,517	(73,441)	25,076
Customer relationships	9.3 years	41,430	(32,524)	8,906	41,430	(31,612)	9,818
Trade names	6.8 years	18,420	(14,599)	3,821	18,420	(13,574)	4,846
Non-compete agreements	5.2 years	17,315	(13,131)	4,184	17,315	(12,063)	5,252
Other	5.1 years	1,810	(909)	901	1,810	(733)	1,077
Total		$563,592	$(313,507)	$250,085	$563,592	$(294,333)	$269,259
The net carrying value of intangible assets by segment was as follows (in thousands):

	December 31, 2024	June 30, 2024
Supply Chain Services	$241,087	$258,480
Performance Services	8,998	10,779
Total intangible assets, net	$250,085	$269,259

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2025 (a)	$19,015
2026	36,945
2027	34,294
2028	30,681
2029	28,687
Thereafter	100,463
Total amortization expense	$250,085
(a)As of December 31, 2024, estimated amortization expense is for the period from January 1, 2025 to June 30, 2025.
(8) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Credit Facility	$100,000	$—
Notes payable to former limited partners, net of discount	50,994	101,523
Other notes payable	—	1,008
Total debt and notes payable	150,994	102,531
Less: current portion	(150,994)	(102,531)
Total long-term debt and notes payable	$—	$—
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
The Company had $100.0 million in outstanding borrowings under the Credit Facility at December 31, 2024 with $895.0 million of available borrowing capacity after reductions for outstanding letters of credit. At June 30, 2024 the Company had no outstanding borrowings under the Credit Facility. For the six months ended December 31, 2024, the Company borrowed $100.0 million and made no repayments under the Credit Facility. At December 31, 2024, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.938%. At both December 31, 2024 and June 30, 2024, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%. In January 2025, the Company repaid $65.0 million of outstanding borrowings under the Credit Facility.
On September 23, 2024, the Credit Facility was amended to revise certain definitions related to the Company’s sale of non-healthcare GPO member contracts to OMNIA (see Note 9 - Liability Related to the Sale of Future Revenues). The Company was in compliance with all covenants at December 31, 2024 and June 30, 2024.
Notes Payable
Notes Payable to Former Limited Partners
At December 31, 2024 and June 30, 2024, the Company had $51.0 million and $101.5 million of notes payable to former limited partners (“LP”), net of discounts on notes payable of $0.3 million and $1.2 million, respectively, recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020

Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At December 31, 2024 the Company had no other notes payable. At June 30, 2024, the Company had $1.0 million, in other notes payable, which was included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million, all of which has been received as of December 31, 2024. Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements which includes the associated net cash flows generated from administrative fees from purchasing on supplier contracts and in conjunction with the execution of the Equity Purchase Agreement, the Company and OMNIA entered into a 10-year channel partnership agreement (the “Channel Agreement”). Additionally, the Company has the right to retain royalty fees over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements.
As payments for administrative fees are remitted to OMNIA, the balance of Premier’s obligation will effectively be repaid over the term of the Channel Agreement. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5% which will remain consistent throughout the life of the Channel Agreement.
Changes to several factors that could materially affect the amount and timing of payments to OMNIA could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three and six months ended December 31, 2024 and 2023, the Company did not record cumulative adjustments to the carrying amount of the liability.
At December 31, 2024, the Company had $664.1 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $45.7 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended December 31, 2024, the Company recorded $15.6 million and $31.3 million, respectively, in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $4.3 million and $8.6 million, respectively, in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
A reconciliation of the liability related to the sale of future revenues was as follows (in thousands):

Beginning balance as of June 30, 2024	$651,221
Proceeds from the sale of future revenues	42,325
Imputed interest expense associated with the sale of future revenues	8,620
Payments against the liability related to the sale of future revenues, net of royalty fees retained	(38,048)
Ending balance as of December 31, 2024	$664,118
(10) STOCKHOLDERS' EQUITY
As of December 31, 2024, there were 91,675,524 shares of the Company’s Class A common stock (“Common Stock”), par value $0.01 per share, outstanding.
Share Repurchase Authorization
In February 2024, the Company announced its Board of Directors approved a share repurchase authorization for up to $1.0 billion of its Common Stock (the “Share Repurchase Authorization”) and entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of the Company’s Common Stock, excluding fees and expenses. Under the terms of the ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of the Company’s Common Stock, or $320.0 million. On July 11, 2024, as final settlement of the share repurchase transaction under the ASR Agreement, the Company received an additional approximate 4.8 million shares of the Company’s Common Stock. In total, the Company repurchased approximately 19.9 million shares of its Common Stock under the ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of the Company’s Common Stock during the term of the ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheet.
On August 20, 2024, the Company announced its Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. During the quarter ended December 31, 2024, under the Share Repurchase Authorization, the Company repurchased 6.3 million shares of Common Stock at an average price of $21.35 per share for a total purchase price of $134.1 million. As of December 31, 2024, the Company had repurchased an aggregate of approximately 9.2 million shares of Common Stock at an average price of $20.98 per share in open market transactions for a total purchase price of $192.1 million. On January 6, 2025, the Company completed the $200.0 million of repurchases. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheets.
There can be no assurances regarding the timing or number of shares of Common Stock repurchased under the remaining amount of the Share Repurchase Authorization. The Share Repurchase Authorization may be suspended, delayed, or discontinued at any time at the discretion of the Company’s Board of Directors.
During the six months ended December 31, 2024, the Company paid cash dividends of $0.21 per share on outstanding shares of the Company’s Common Stock to stockholders on each of September 15, 2024 and December 15, 2024. On January 23, 2025, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2025 to stockholders of record on March 1, 2025.
(11) (LOSS) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) income attributable to stockholders by the weighted average number of shares of Common Stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Common Stock.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income from continuing operations attributable to stockholders (a)	$(56,629)	$51,884	$15,759	$96,004
Net (loss) income from discontinued operations attributable to stockholders	(39,389)	2,418	(40,993)	3,059
Net (loss) income attributable to stockholders	$(96,018)	$54,302	$(25,234)	$99,063

Denominator for (loss) earnings per share:
Basic weighted average shares outstanding	94,765	119,702	97,573	119,523
Effect of dilutive securities: (b)
Restricted stock units	—	355	520	444
Performance share awards	—	—	—	128
Weighted average shares outstanding - diluted	94,765	120,057	98,093	120,095

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share from continuing operations	$(0.60)	$0.43	$0.16	$0.80
Basic (loss) earnings per share from discontinued operations	(0.41)	0.02	(0.42)	0.03
Basic (loss) earnings per share attributable to stockholders	$(1.01)	$0.45	$(0.26)	$0.83

Diluted (loss) earnings per share from continuing operations	$(0.60)	$0.43	$0.16	$0.80
Diluted (loss) earnings per share from discontinued operations	(0.41)	0.02	(0.42)	0.02
Diluted (loss) earnings per share attributable to stockholders	$(1.01)	$0.45	$(0.26)	$0.82
_________________________________
(a)Net (loss) income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income from continuing operations	$(45,837)	$50,448	$27,103	$92,217
Net (income) loss from continuing operations attributable to non-controlling interest	(10,792)	1,436	(11,344)	3,787
Net (loss) income from continuing operations attributable to stockholders	$(56,629)	$51,884	$15,759	$96,004
(b)Stock options and restricted stock units excluded from diluted weighted average shares outstanding as their effects were anti-dilutive totaled 1.1 million and 1.4 million for the three and six months ended December 31, 2024, respectively. Additionally, performance share awards excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period were 0.5 million and 0.4 million for the three and six months ended December 31, 2024, respectively.
Stock options and restricted stock units excluded from diluted weighted average shares outstanding as their effects were anti-dilutive totaled 1.3 million for both the three and six months ended December 31, 2023. Additionally, performance share awards excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period were 0.1 million for both the three and six months ended December 31, 2023.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% for the six months ended December 31, 2024 and 2023, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Pre-tax stock-based compensation expense	$2,588	$8,378	$9,519	$15,070
Less: deferred tax benefit (a)	75	1,382	1,330	2,926
Total stock-based compensation expense, net of tax	$2,513	$6,996	$8,189	$12,144
_________________________________
(a)For the three months ended December 31, 2024 and 2023, the deferred tax benefit was reduced by $0.6 million and $0.8 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
For the six months ended December 31, 2024 and 2023, the deferred tax benefit was reduced by $1.1 million and $0.9 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”), provided for grants of up to 14.8 million shares of Common Stock, all of which were eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants will be issued under the plan.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which became effective December 1, 2023, provides for grants of up to 6.0 million shares of the Company’s Common Stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, or performance share awards. As of December 31, 2024, there were approximately 3.7 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock units, performance share awards, and stock options granted under either the 2013 Equity Incentive Plan or the 2023 Equity Incentive Plan for the six months ended December 31, 2024:

	Restricted Stock Units		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2024	2,201,729	$28.23	1,578,203	$28.14	443,580	$33.17
Granted	1,198,083	20.90	635,640	18.56	—	—
Vested/exercised	(802,020)	30.90	—	—	—	—
Forfeited	(116,710)	24.58	(101,054)	22.05	(151,600)	32.21
Outstanding at December 31, 2024	2,481,082	$24.00	2,112,789	$18.41	291,980	$33.67

Stock options outstanding and exercisable at December 31, 2024					291,980	$33.67
Restricted stock unit awards issued prior to June 1, 2023 generally vest in full at the end of a three-year period for employees and a one-year period for directors. Beginning June 1, 2023, restricted stock unit awards issued to employees generally vest in equal annual installments over a three-year period.
Performance share awards vest based on performance goals established for a specified performance period. Final achievement against goals is determined after the end of the full performance period depending on whether and to what extent performance goals are met, subject to a cap on above-target performance payouts. All of the Company’s outstanding performance share awards were issued based on three fiscal year performance periods, and no shares vest until after the end of those periods. However, the outstanding awards vary on whether vesting is based on separate goals for each of the fiscal years within the three fiscal year performance period or aggregate goals for the entire three fiscal year performance period. The Company accounts for achievement and expected payouts on an annual basis, but shares under the awards are not earned and paid out until a final determination after the end of the three fiscal year performance period, and entitlement is generally conditioned on continuing employment.
All stock options were granted under the 2013 Equity Plan and vested in equal annual installments over a three-year period. As of December 31, 2024, all stock options were fully vested. Stock options have a term of ten years from the date of grant. Vested stock options will generally expire on the earlier of the scheduled expiration date and twelve months after an employee’s termination with the Company; however, in certain termination circumstances, vested stock options will expire on the earlier of the scheduled expiration date and 90 days after an employee’s termination with the Company.
Unrecognized stock-based compensation expense at December 31, 2024 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$41,837	2.1 years
Performance share awards	22,349	2.2 years
Total unrecognized stock-based compensation expense	$64,186	2.1 years
At December 31, 2024, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no options exercised during the six months ended December 31, 2024, and the stock options outstanding and exercisable at December 31, 2024 had zero aggregate intrinsic value.
During the six months ended December 31, 2024, the Company modified the performance goals for performance share awards that were held by approximately 300 employees, excluding certain senior executives. Total incremental compensation costs resulting from these modifications is expected to be approximately $8.2 million.
(13) INCOME TAXES
Income tax benefit on continuing operations for the three months ended December 31, 2024 was $18.0 million and income tax expense on continuing operations for the three months ended December 31, 2023 was $18.3 million. This reflects effective tax rates of 28% and 27% for the three months ended December 31, 2024 and 2023, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense and the impairment of goodwill of the ITS reporting unit.
Income tax expense on continuing operations for the six months ended December 31, 2024 and 2023 was $4.7 million and $32.1 million, respectively. This reflects effective tax rates of 15% and 26% for the six months ended December 31, 2024 and 2023, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing, statute of limitation release on uncertain tax positions, and the impairment of goodwill of the ITS reporting unit.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended December 31, 2024 and 2023 was $1.8 million and $2.4 million, respectively. Operating lease expense for the six months ended December 31, 2024 and 2023 was $3.8 million and $4.9 million, respectively. As of December 31, 2024, the weighted average remaining lease term was 1.7 years and the weighted average discount rate was 6%.

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	December 31, 2024	June 30, 2024
2025 (a)	$6,355	$12,938
2026	9,456	9,469
2027	1,486	1,486
2028	166	166
2029	170	170
Thereafter	323	309
Total future minimum lease payments	17,956	24,538
Less: imputed interest	871	1,110
Total operating lease liabilities (b)	$17,085	$23,428
_________________________________
(a)As of December 31, 2024, future minimum lease payments are for the period from January 1, 2025 to June 30, 2025.
(b)As of December 31, 2024, the Company had $12.0 million of operating lease liabilities within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the six months ended December 31, 2024, the Company had commitments arising from a lease that had not yet commenced related to a lease modification for its corporate headquarters, which is expected to commence in fiscal year 2026 with an initial lease term of approximately eight years.
Other Matters
The Company is not currently involved in any litigation it believes to be material. The Company is periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include stockholder derivative or other similar litigation, claims relating to commercial, product liability, tort and personal injury, employment, antitrust, intellectual property, or other regulatory matters. If current or future government regulations, including but not limited to those with respect to antitrust or healthcare laws, are interpreted or enforced in a manner adverse to the Company or its business, the Company may be subject to regulatory inquiries or investigations, enforcement actions, penalties, and other material limitations which could have a material adverse effect on the Company’s business, financial condition, and results of operations.
(15) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, purchased services activities, and Remitra. The Performance Services segment consists of two sub-brands: PINC AI and Contigo Health.
Beginning in fiscal year 2025, Remitra is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue:
Supply Chain Services
Net administrative fees	$131,417	$150,470	$264,042	$300,356
Software licenses, other services, and support	17,329	15,752	36,092	29,142
Total Supply Chain Services (a)	148,746	166,222	300,134	329,498
Performance Services
Software licenses, other services, and support
SaaS-based products subscriptions	38,466	43,565	77,377	88,905
Consulting services	13,820	21,921	33,509	45,689
Software licenses	19,411	19,969	40,358	34,707
Other (b)	19,823	28,194	37,030	50,098
Total Performance Services (a)	91,520	113,649	188,274	219,399
Net revenue	$240,266	$279,871	$488,408	$548,897
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes revenue from Contigo Health and certain revenue from PINC AI.
Additional segment information related to depreciation and amortization expense, capital expenditures, and total assets was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Depreciation and amortization expense (a):
Supply Chain Services	$16,296	$15,190	$31,873	$30,083
Performance Services	11,794	15,419	24,017	31,306
Corporate	1,449	2,057	2,937	4,158
Total depreciation and amortization expense	$29,539	$32,666	$58,827	$65,547

Capital expenditures:
Supply Chain Services	$11,581	$16,831	$18,916	$29,068
Performance Services	10,342	10,967	20,668	19,085
Corporate	236	—	293	915
Total capital expenditures	$22,159	$27,798	$39,877	$49,068

	December 31, 2024	June 30, 2024
Total assets (b):
Supply Chain Services	$1,468,273	$1,629,042
Performance Services	882,714	986,993
Corporate	784,510	785,408
Total assets before eliminations	3,135,497	3,401,443
Eliminations (c)	6,878	6
Total assets	$3,142,375	$3,401,449
_________________________________
(a)Includes amortization of purchased intangible assets.
(b)At June 30, 2024, Supply Chain Services total assets included $119.7 million in assets of discontinued operations related to S2S Global.
(c)Includes eliminations of intersegment transactions which occur during the ordinary course of business.

The Company uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The Company also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expense, and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations.
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
A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
(Loss) income before income taxes	$(63,804)	$68,789	$31,847	$124,289
Equity in net (income) loss of unconsolidated affiliates (a)	(9,502)	666	(11,335)	2,392
Interest expense (income), net	3,787	(1,881)	5,543	(1,859)
Other income, net (b)	(23,304)	(4,679)	(83,563)	(3,587)
Operating (loss) income	(92,823)	62,895	(57,508)	121,235
Depreciation and amortization	20,002	20,267	39,653	40,595
Amortization of purchased intangible assets	9,537	12,399	19,174	24,952
Stock-based compensation (c)	2,691	8,495	9,831	15,388
Acquisition- and disposition-related expenses	(1,970)	1,198	914	7,403
Strategic initiative and financial restructuring-related expenses	1,883	1,284	1,993	3,030
Operating income from revenues sold to OMNIA	(15,571)	(14,797)	(31,281)	(26,463)
Deferred compensation plan expense (d)	221	4,605	2,913	3,480
Impairment of assets	126,818	—	126,818	—
Other reconciling items, net	(698)	73	11	107
Total Non-GAAP Adjusted EBITDA (e)	$50,090	$96,419	$112,518	$189,727

Non-GAAP Adjusted EBITDA (e):
Supply Chain Services (f)	$73,740	$96,532	$151,251	$197,919
Performance Services (f)	9,123	31,205	24,072	54,135
Segment Adjusted EBITDA	82,863	127,737	175,323	252,054
Corporate	(32,773)	(31,318)	(62,805)	(62,327)
Total Non-GAAP Adjusted EBITDA	$50,090	$96,419	$112,518	$189,727
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Other income, net includes dividend income of $17.6 million received from unconsolidated subsidiaries for the three months ended December 31, 2024 and dividend income of $18.0 million received from unconsolidated subsidiaries and a non-operating gain on the settlement of a shareholder derivative complaint of $57.0 million for the six months ended December 31, 2024.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended December 31, 2024 and 2023 and $0.3 million for both the six months ended December 31, 2024 and 2023.

(d)Represents changes in deferred compensation plan obligations resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
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
Business Overview
Our Business
Premier, Inc. (“Premier,” the “Company,” “we,” or “our”) is a leading technology-driven healthcare improvement company, uniting an alliance of U.S. hospitals, health systems, and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial, and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational, and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, third-party administrator services, access to our centers of excellence program, and digital invoicing and payment automation processes for healthcare suppliers and providers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payer, and life sciences markets. We also provide some of the various products and services noted above to non-healthcare businesses.
We generated net revenue, net (loss) income from continuing operations, and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue	$240,266	$279,871	$488,408	$548,897
Net (loss) income from continuing operations	(45,837)	50,448	(13,890)	95,276
Non-GAAP Adjusted EBITDA	50,090	96,419	112,518	189,727
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
On September 30, 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement with Prestige Ameritech, Ltd. (“Prestige”) pursuant to which PSCI exchanged all of its holdings in S2S Global for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige (the “S2S Divestiture”). This minority interest ownership is in addition to our existing indirect investment in Prestige, increasing our total ownership (direct and indirect) interest in Prestige to approximately 24% in the aggregate. The transaction closed on October 1, 2024. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
On January 16, 2025, Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. We continue to own and operate Contigo's remaining businesses, including its center of excellence and third party administrative services.

In February 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). Additionally, in February 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock, which was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization, which was completed on January 6, 2025. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation, and disseminate best practices that will help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement and value-based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended December 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended December 31,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$148,746	$166,222	$(17,476)	(11)%	62%	59%
Performance Services	91,520	113,649	(22,129)	(19)%	38%	41%
Segment net revenue	$240,266	$279,871	$(39,605)	(14)%	100%	100%
Segment net revenue for the six months ended December 31, 2024 and 2023 was as follows (in thousands):

	Six Months Ended December 31,				% of Net Revenue
Net revenue:	2024	2023	Change		2024	2023
Supply Chain Services	$300,134	$329,498	$(29,364)	(9)%	61%	60%
Performance Services	188,274	219,399	(31,125)	(14)%	39%	40%
Segment net revenue	$488,408	$548,897	$(60,489)	(11)%	100%	100%
Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services activities, and financial support services under Remitra®. Beginning in fiscal year 2025, Remitra is reported as a component of our Supply Chain Services segment to align with our strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with Remitra as a component of Supply Chain Services.
Our Performance Services segment consists of two sub-brands: PINC AITM, our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets; and Contigo Health®, our direct-to-employer business which provides third-party administrator services and management of health benefit programs through Contigo Health’s centers of excellence program.
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
Divestiture of Direct Sourcing Business - Discontinued Operations
On October 1, 2024, pursuant to the S2S Divestiture, PRAM Holdings, LLC (“PRAM”) recognized a gain on its equity value directly tied to the S2S Divestiture of $12.8 million in continuing operations. With the $51.7 million loss in discontinued

operations, the net impact associated with the divestiture was $38.9 million. See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for further information.
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
Trends in the U.S. healthcare market as well as the broader U.S. and global economy affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current business include the impact of inflation on the broader economy, the significant increase to input costs in healthcare, including the rising cost of labor, and the impact of the implementation of current or future healthcare legislation. Implementation of healthcare legislation could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market, and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services, or related assumptions on our business.
Impact of Inflation
While the U.S. inflation rate has declined from its peak in calendar year 2022, the U.S. economy is still experiencing elevated rates of inflation. We believe that we have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, higher interest rates, and inflation continue to pressure supplier pricing.
We continue to evaluate the contributing factors which have led to adjustments to selling prices. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio. See Item 1A “Risk Factors” in our 2024 Annual Report.
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition, and cash flows.
Geopolitical Tensions
Geopolitical tensions continue to affect the global economy and financial markets, as well as exacerbate ongoing economic challenges, including issues such as rising inflation, energy costs, logistics costs, tariffs, and global supply-chain disruption.
We continue to monitor the impacts of geopolitical tensions on macroeconomic conditions and prepare for any implications they may have on member demand, our suppliers’ ability to deliver products, cybersecurity risks, and our liquidity and access to capital. See Item 1A “Risk Factors” in our 2024 Annual Report.
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
If our qualitative assessment for a reporting unit identifies indicators of impairment, we then test goodwill for impairment by performing a quantitative assessment, which includes comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of a reporting unit would exceed the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the reporting unit, we consider whether the associated current or long-term assets other than goodwill are impaired. If these assets are not impaired, goodwill is deemed impaired and a goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value.
Based on the qualitative analysis performed, we determined impairment indicators were present and the carrying value of our Informatics and Technology Services (“ITS”) reporting unit more likely than not would exceed its fair value at December 31, 2024. We performed a quantitative assessment on our ITS reporting unit which resulted in $126.8 million in goodwill impairment losses. Refer to Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information on the impairment losses recognized in fiscal 2025.
New Accounting Standards
There were no new accounting standards adopted by the Company during the six months ended December 31, 2024.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of net administrative fees revenue, software licenses, other services, and support revenue.
Supply Chain Services
Supply Chain Services revenue is comprised of:
•net administrative fees revenue which consists of gross administrative fees received from suppliers, reduced by the revenue share paid to members; and
•software licenses, other services, and support revenue which consist of supply chain co-management, purchased services revenue, and fees from healthcare suppliers and providers associated with Remitra.
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid, and other managed care plans, and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts during fiscal years 2024 and 2025, competitive pressure has resulted in increases to our average fee share paid to members, a trend that is expected to continue, particularly as we continue to renew GPO member contracts that were extended at the time of our August 2020 Restructuring. In fiscal year 2025, we are targeting to address additional member agreements for renewal representing a cumulative total of greater than 75% of the gross administrative fees associated with the member agreements extended in 2020. We expect to address the majority of the remaining associated member agreements in fiscal year 2026.
Performance Services
Performance Services revenue is comprised of the following software licenses, other services, and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement, and value-based care products subscriptions, license fees, professional fees for consulting services, PINC AI data licenses, performance improvement collaborative and other service subscriptions, and insurance services management fees and commissions from endorsed commercial insurance programs under our PINC AI technology and services platform; and
•third-party administrator fees and fees from the centers of excellence program for Contigo Health.

Our Performance Services growth will depend upon the expansion of services to new and existing members and other customers, renewal of existing subscriptions to our SaaS and licensed software products, and the shift from recurring subscription-based agreements to enterprise analytics licenses at a sufficient rate to offset reductions in recurring SaaS-based revenue.
Cost of Revenue
Cost of revenue consists of cost of services and software licenses revenue.
Cost of services and software licenses revenue includes expenses related to employees, consisting of compensation- and benefits-related costs, and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, third-party administrator services, and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract including costs related to implementing SaaS informatics tools. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses, and amortization of the cost of internally developed software applications.
Operating Expenses
Operating expenses includes selling, general, and administrative (“SG&A”) expenses, research and development expenses, and amortization of purchased intangible assets.
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and financial restructuring-related expenses; indirect costs such as insurance, professional fees, and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other Income (Expense), Net
Other income (expense), net, primarily includes interest income and expense and equity in net income of unconsolidated affiliates that is generated from our equity method investments. Other income (expense), net, may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, dividend income, and other non-operating gains or losses.
•Interest income is primarily related to interest earned on investments in demand deposit accounts or money market funds while interest expense is primarily related to funds borrowed through our Credit Facility as well as imputed interest on non-interest bearing debt (see Note 8 - Debt and Notes Payable and Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information).
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige.
•Other non-operating gains and losses is largely comprised of the $57.0 million in cash received in July 2024 as the result of the settlement of a shareholder derivative complaint.
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
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At December 31, 2024, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of December 31, 2024, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity previously issued to certain customers of Contigo Health.
Our Use of Non-GAAP Financial Measures
The other key business metrics we consider are EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share, and Free Cash Flow, which are all Non-GAAP financial measures. Non-GAAP financial measures are not an alternative to GAAP and may be different from Non-GAAP financial measures used by other companies, but we believe they are useful for understanding our performance for the reasons described below.
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization, and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition-related expenses and non-recurring, non-cash, or non-operating items. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Non-recurring items include certain strategic initiative and financial restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. Non-operating items include gains or losses on the disposal of assets, interest and investment income or expense, equity in income of unconsolidated affiliates, and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
We define Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses, and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates, and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest expense, and associated income tax expense. Non-recurring items include certain strategic initiative and financial restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - (Loss) Earnings Per Share to the accompanying condensed consolidated financial statements for further information).
We define Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement (“Unit Exchange Agreement”) in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.
We have revised the definitions for Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, and Free Cash Flow from the definitions reported in the 2024 Annual Report. Adjusted EBITDA, Segment Adjusted EBITDA, and Adjusted Net Income were revised to exclude the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts. Adjusted Net Income was also revised to exclude the related imputed interest and tax expense in connection with the sale of non-healthcare GPO member contracts to OMNIA. Free Cash Flow was revised to exclude cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide measures that, when viewed in combination with our results prepared in accordance with GAAP, we believe allows for a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management, and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g., taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments, and stock-based compensation), non-recurring items (such as strategic initiative and financial restructuring-related expenses), and income and expense that have been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management, and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash items (such as impairment of intangible assets, purchase accounting adjustments, and stock-based compensation) and non-recurring items (such as strategic initiative and financial restructuring-related expenses) and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth, and cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow enables us to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related or complementary businesses, and/or debt reduction.
Despite the importance of these Non-GAAP financial measures in analyzing our business, determining compliance with certain financial covenants in our Credit Facility, measuring and determining incentive compensation, and evaluating our operating performance relative to our competitors, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share, and Free Cash Flow are not measurements of financial performance under GAAP, may have limitations as analytical tools, and should not be considered in isolation from, or as an alternative to, net income, net cash provided by operating activities, or any other measure of our performance derived in accordance with GAAP.
Some of the limitations of the EBITDA, Adjusted EBITDA, and Segment Adjusted EBITDA measures include that they do not reflect: our capital expenditures or our future requirements for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; the interest expense or the cash requirements to service interest or principal payments under our Credit Facility; income tax payments we are required to make; and any cash requirements for replacements of assets being depreciated or amortized. In addition, EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, and Free Cash Flow are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flows from operating activities.
Some of the limitations of the Adjusted Net Income and Adjusted Earnings Per Share measures are that they do not reflect income tax expense or income tax payments we are required to make. In addition, Adjusted Net Income and Adjusted Earnings Per Share are not measures of profitability under GAAP.
We also urge you to review the reconciliation of these Non-GAAP financial measures included elsewhere in this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and to not rely on any single financial measure to evaluate our business. In addition, because the EBITDA, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share, and Free Cash Flow measures are susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, and Adjusted Net Income consist of stock-based compensation, acquisition- and disposition-related expenses, strategic initiative and financial restructuring-related expenses, income and expense that has been classified as discontinued operations, and other reconciling items. More information about certain of the more significant items follows below.
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures,” is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax excluding goodwill impairments, adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 24% for the three and six months ended December 31, 2024 and 27% for the three and six months ended December 31, 2023.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended December 31, 2024 and 2023 and $0.3 million for both the six months ended December 31, 2024 and 2023 (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
Acquisition- and disposition-related expenses
Acquisition-related expenses include legal, accounting, and other expenses related to acquisition activities, one-time integration expenses, and gains and losses on the change in fair value of earn-out liabilities. Disposition-related expenses include severance and retention benefits and financial advisor fees, legal fees, and other expenses related to disposition activities.
Strategic initiative and financial restructuring-related expenses
Strategic initiative and financial restructuring-related expenses include legal, accounting, and other expenses related to strategic initiative and financial restructuring-related activities.
Operating income from revenues sold to OMNIA
Operating income from revenues sold to OMNIA represents the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items include, but are not limited to, dividend income, gains and losses on disposal of long-lived assets, imputed interest on non-interest bearing debt, and any impact from non-controlling interest on adjustments to net income (loss) attributable to stockholders.

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$131,417	55%	$150,470	54%	$264,042	54%	$300,356	55%
Software licenses, other services, and support	108,849	45%	129,401	46%	224,366	46%	248,541	45%
Net revenue	240,266	100%	279,871	100%	488,408	100%	548,897	100%
Cost of revenue:
Services and software licenses	69,058	29%	65,990	24%	136,782	28%	130,122	23%
Cost of revenue	69,058	29%	65,990	24%	136,782	28%	130,122	24%
Gross profit	171,208	71%	213,881	76%	351,626	72%	418,775	76%
Operating expenses	264,031	110%	150,986	54%	409,134	84%	297,540	54%
Operating (loss) income	(92,823)	(39)%	62,895	22%	(57,508)	(12)%	121,235	22%
Other income, net	29,019	12%	5,894	2%	89,355	18%	3,054	1%
(Loss) income before income taxes	(63,804)	(27)%	68,789	25%	31,847	7%	124,289	23%
Income tax (benefit) expense	(17,967)	(7)%	18,341	7%	4,744	1%	32,072	6%
Net (loss) income from continuing operations	(45,837)	(19)%	50,448	18%	27,103	6%	92,217	17%
Net (loss) income from discontinued operations, net of tax	(39,389)	(16)%	2,418	1%	(40,993)	(8)%	3,059	1%
Net (loss) income	(85,226)	(35)%	52,866	19%	(13,890)	(3)%	95,276	17%
Net (income) loss attributable to non-controlling interest	(10,792)	(4)%	1,436	1%	(11,344)	(2)%	3,787	1%
Net (loss) income attributable to stockholders	$(96,018)	(40)%	$54,302	19%	$(25,234)	(5)%	$99,063	18%

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share from continuing operations	$(0.60)		$0.43		$0.16		$0.80
Basic (loss) earnings per share from discontinued operations	(0.41)		0.02		(0.42)		0.03
Basic (loss) earnings per share attributable to stockholders	$(1.01)		$0.45		$(0.26)		$0.83

Diluted (loss) earnings per share from continuing operations	$(0.60)		$0.43		$0.16		$0.80
Diluted (loss) earnings per share from discontinued operations	(0.41)		0.02		(0.42)		0.02
Diluted (loss) earnings per share attributable to stockholders	$(1.01)		$0.45		$(0.26)		$0.82

For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income, and Non-GAAP Adjusted Earnings Per Share. The definitions for Adjusted EBITDA and Non-GAAP Adjusted Net Income were revised from those reported in the 2024 Annual Report. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definitions in the above section “Our Use of Non-GAAP Financial Measures.”
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$50,090	21%	$96,419	34%	$112,518	23%	$189,727	35%
Non-GAAP Adjusted Net Income	23,837	10%	60,726	22%	59,040	12%	116,891	21%
Non-GAAP Adjusted Earnings Per Share	0.25	nm	0.51	nm	0.60	nm	0.97	nm
nm = Not meaningful
The following tables provide the reconciliation of net (loss) income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income from continuing operations	$(45,837)	$50,448	$27,103	$92,217
Interest expense (income), net	3,787	(1,881)	5,543	(1,859)
Income tax (benefit) expense	(17,967)	18,341	4,744	32,072
Depreciation and amortization	20,002	20,267	39,653	40,595
Amortization of purchased intangible assets	9,537	12,399	19,174	24,952
EBITDA	(30,478)	99,574	96,217	187,977
Stock-based compensation	2,691	8,495	9,831	15,388
Acquisition- and disposition-related expenses	(1,970)	1,198	914	7,403
Strategic initiative and financial restructuring-related expenses	1,883	1,284	1,993	3,030
Operating income from revenues sold to OMNIA	(15,571)	(14,797)	(31,281)	(26,463)
Equity in net (income) loss of unconsolidated affiliates	(9,502)	666	(11,335)	2,392
Other non-operating gains	(5,430)	—	(62,674)	—
Impairment of assets	126,818	—	126,818	—
Other reconciling items, net (a)	(18,351)	(1)	(17,965)	—
Total Adjusted EBITDA	$50,090	$96,419	$112,518	$189,727

(Loss) income before income taxes	$(63,804)	$68,789	$31,847	$124,289
Equity in net (income) loss of unconsolidated affiliates	(9,502)	666	(11,335)	2,392
Interest expense (income), net	3,787	(1,881)	5,543	(1,859)
Other income, net	(23,304)	(4,679)	(83,563)	(3,587)
Operating (loss) income	(92,823)	62,895	(57,508)	121,235
Depreciation and amortization	20,002	20,267	39,653	40,595
Amortization of purchased intangible assets	9,537	12,399	19,174	24,952
Stock-based compensation	2,691	8,495	9,831	15,388
Acquisition- and disposition-related expenses	(1,970)	1,198	914	7,403
Strategic initiative and financial restructuring-related expenses	1,883	1,284	1,993	3,030
Operating income from revenues sold to OMNIA	(15,571)	(14,797)	(31,281)	(26,463)
Deferred compensation plan expense	221	4,605	2,913	3,480
Impairment of assets	126,818	—	126,818	—
Other reconciling items, net (b)	(698)	73	11	107
Total Adjusted EBITDA	$50,090	$96,419	$112,518	$189,727

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Adjusted EBITDA:
Supply Chain Services	$73,740	$96,532	$151,251	$197,919
Performance Services	9,123	31,205	24,072	54,135
Segment Adjusted EBITDA	82,863	127,737	175,323	252,054
Corporate	(32,773)	(31,318)	(62,805)	(62,327)
Total Adjusted EBITDA	$50,090	$96,419	$112,518	$189,727
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income and loss on disposal of long-lived assets.
(b)Other reconciling items, net is attributable to other miscellaneous expenses.
The following table provides the reconciliation of net (loss) income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income attributable to stockholders	$(96,018)	$54,302	$(25,234)	$99,063
Net loss (income) from discontinued operations, net of tax	39,389	(2,418)	40,993	(3,059)
Income tax (benefit) expense	(17,967)	18,341	4,744	32,072
Amortization of purchased intangible assets	9,537	12,399	19,174	24,952
Stock-based compensation	2,691	8,495	9,831	15,388
Acquisition- and disposition-related expenses	(1,970)	1,198	914	7,403
Strategic initiative and financial restructuring-related expenses	1,883	1,284	1,993	3,030
Operating income from revenues sold to OMNIA	(15,571)	(14,797)	(31,281)	(26,463)
Equity in net (income) loss of unconsolidated affiliates	(9,502)	666	(11,335)	2,392
Other non-operating gains	(5,430)	—	(62,674)	—
Impairment of assets	126,818	—	126,818	—
Other reconciling items, net (a)	(2,495)	3,717	3,741	5,347
Non-GAAP adjusted income before income taxes	31,365	83,187	77,684	160,125
Income tax expense on adjusted income before income taxes (b)	7,528	22,461	18,644	43,234
Non-GAAP Adjusted Net Income	$23,837	$60,726	$59,040	$116,891

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	94,765	119,702	97,573	119,523
Dilutive securities	429	355	520	572
Weighted average shares outstanding - diluted	95,194	120,057	98,093	120,095
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% of Non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2024 and 27% of Non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2023.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic (loss) earnings per share attributable to stockholders	$(1.01)	$0.45	$(0.26)	$0.83
Net loss (income) from discontinued operations, net of tax	0.42	(0.02)	0.42	(0.03)
Income tax (benefit) expense	(0.19)	0.15	0.05	0.27
Amortization of purchased intangible assets	0.10	0.10	0.20	0.21
Stock-based compensation	0.03	0.07	0.10	0.13
Acquisition- and disposition-related expenses	(0.02)	0.01	0.01	0.06
Strategic initiative and financial restructuring-related expenses	0.02	0.01	0.02	0.03
Operating income from revenues sold to OMNIA	(0.16)	(0.12)	(0.32)	(0.22)
Equity in net (income) loss of unconsolidated affiliates	(0.10)	0.01	(0.12)	0.02
Other non-operating gains	(0.06)	—	(0.64)	—
Impairment of assets	1.34	—	1.30	—
Other reconciling items, net (a)	(0.04)	0.04	0.03	0.03
Impact of corporation taxes (b)	(0.08)	(0.19)	(0.19)	(0.36)
Non-GAAP Adjusted Earnings Per Share	$0.25	$0.51	$0.60	$0.97
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% of Non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2024 and 27% of Non-GAAP adjusted net income before income taxes for the three and six months ended December 31, 2023.
Consolidated Results - Comparison of the Three and Six Months Ended December 31, 2024 to 2023
The variances in the material factors contributing to the changes in the consolidated results are discussed in “Segment Results” below.
Net Revenue
Net revenue decreased by $39.6 million, or 14%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to a decrease of $22.1 million, or 19%, in Performance Services and a decrease of $17.5 million, or 11%, in Supply Chain Services.
Net revenue decreased by $60.5 million, or 11%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, due to a decrease of $31.1 million, or 14%, in Performance Services and a decrease of $29.4 million, or 9%, in Supply Chain Services.
Cost of Revenue
Cost of revenue increased by $3.1 million, or 5%, and $6.7 million, or 5%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 and the six months ended December 31, 2024 compared to the six months ended December 31, 2023, respectively. These increases are primarily due to increases of $5.0 million and $8.5 million, respectively, in Supply Chain Services, partially offset by decreases of $1.9 million and $1.8 million, respectively, in Performance Services.
Operating Expenses
Operating expenses increased by $113.0 million, or 75%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily driven by an increase of $116.1 million in SG&A expenses partially offset by a decrease of $2.9 million in amortization of purchased intangible assets.
Operating expenses increased by $111.6 million, or 38%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 primarily driven by an increase of $117.9 million in SG&A expenses partially offset by a decrease of $5.8 million in amortization of purchased intangible assets.

Other Income (Expense), Net
Other income (expense), net increased by $23.1 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to a $17.6 million increase in dividend income as well as a $10.8 million increase in income from equity in net income of unconsolidated affiliates, partially offset by a decrease in interest income.
Other income (expense), net increased by $86.3 million during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to a non-operating gain of $57.0 million from the settlement of a shareholder derivative complaint, an increase of $18.0 million in dividend income, and an increase in income of $13.7 million in equity in net income of unconsolidated affiliates. These increases were partially offset by a decrease of interest income, net.
Income Tax Expense
For the three months ended December 31, 2024, we recorded a tax benefit of $18.0 million compared to tax expense of $18.3 million during the three months ended December 31, 2023. The tax benefit/expense recorded during the three months ended December 31, 2024 and 2023 resulted in effective tax rates of 28% and 27%, respectively. The change in the effective tax rate is primarily due to stock-based compensation expense and the goodwill impairment related to the ITS reporting unit. Excluding these factors, the effective tax rate would have been 24% for the three months ended December 31, 2024.
For the six months ended December 31, 2024, we recorded tax expense of $4.7 million compared to $32.1 million during the six months ended December 31, 2023. The tax expense recorded during the six months ended December 31, 2024 and 2023 resulted in effective tax rates of 15% and 26%, respectively. The change in the effective tax rate is primarily due to changes in stock-based compensation expense, state law repricing, statute of limitation release on uncertain tax positions, and the goodwill impairment related to the ITS reporting unit. Excluding these factors, the effective tax rate would have been 24% for the six months ended December 31, 2024.
Net Loss/Income from Discontinued Operations, Net of Tax
Net loss/income from discontinued operations, net of tax was a net loss of $39.4 million during the three months ended December 31, 2024 compared to net income of $2.4 million during the three months ended December 31, 2023 and a net loss of $41.0 million during the six months ended December 31, 2024 compared to net income of $3.1 million during the six months ended December 31, 2023. These decreases were due to the $51.7 million loss on the S2S Divestiture as well as lower gross margin in the current year primarily due to higher product freight costs and current year disposition-related expenses primarily related to legal fees. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest of $10.8 million during the three months ended December 31, 2024 changed by $12.2 million from net loss attributable to non-controlling interest of $1.4 million during the three months ended December 31, 2023. Net income attributable to non-controlling interest of $11.3 million during the six months ended December 31, 2024 changed by $15.1 million from net loss attributable to non-controlling interest of $3.8 million during the six months ended December 31, 2023. The changes were largely driven by the S2S Divestiture impact on the net income in the current year period of our consolidated subsidiaries with non-controlling interests. See Note 4 - Investments to the accompanying condensed consolidated financial statements for further information.
Adjusted EBITDA
Adjusted EBITDA decreased by $46.3 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven by decreases of $22.8 million and $22.1 million in Supply Chain Services and Performance Services Adjusted EBITDA, respectively, as well as an increase of $1.5 million in corporate expenses.
Adjusted EBITDA decreased by $77.2 million during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, driven by decreases of $46.7 million and $30.1 million in Supply Chain Services and Performance Services Adjusted EBITDA, respectively, as well as an increase of $0.5 million in corporate expenses.

Segment Results
Supply Chain Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
Net revenue:
Net administrative fees	$131,417	$150,470	$(19,053)	(13)%	$264,042	$300,356	$(36,314)	(12)%
Software licenses, other services, and support	17,329	15,752	1,577	10%	36,092	29,142	6,950	24%
Net revenue	148,746	166,222	(17,476)	(11)%	300,134	329,498	(29,364)	(9)%
Cost of revenue:
Services and software licenses	17,132	12,176	4,956	41%	33,064	24,584	8,480	34%
Cost of revenue	17,132	12,176	4,956	41%	33,064	24,584	8,480	34%
Gross profit	131,614	154,046	(22,432)	(15)%	267,070	304,914	(37,844)	(12)%
Operating expenses:
Selling, general, and administrative	46,968	54,074	(7,106)	(13)%	97,781	99,467	(1,686)	(2)%
Research and development	253	257	(4)	(2)%	409	437	(28)	(6)%
Amortization of purchased intangible assets	8,696	8,793	(97)	(1)%	17,393	17,637	(244)	(1)%
Operating expenses	55,917	63,124	(7,207)	(11)%	115,583	117,541	(1,958)	(2)%
Operating (loss) income	75,697	90,922	(15,225)	(17)%	151,487	187,373	(35,886)	(19)%
Depreciation and amortization	7,600	6,396			14,480	12,446
Amortization of purchased intangible assets	8,696	8,794			17,393	17,637
Acquisition- and disposition-related expenses	(2,680)	5,144			(821)	6,819
Operating income from revenues sold to OMNIA	(15,571)	(14,797)			(31,281)	(26,463)
Other reconciling items, net	(2)	73			(7)	107
Segment Adjusted EBITDA	$73,740	$96,532	$(22,792)	(24)%	$151,251	$197,919	$(46,668)	(24)%
Comparison of the Three and Six Months Ended December 31, 2024 to 2023
Net Revenue
Supply Chain Services segment net revenue decreased by $17.5 million, or 11%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due to a decrease of $19.1 million in net administrative fees revenue, partially offset by an increase of $1.6 million in software licenses, other services and support revenue.
Supply Chain Services segment net revenue decreased by $29.4 million, or 9%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 due to a decrease of $36.3 million in net administrative fees revenue, partially offset by an increase of $7.0 million in software licenses, other services and support revenue.
Net Administrative Fees
Net administrative fees decreased by $19.1 million, or 13%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and $36.3 million, or 12%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. These decreases were largely due to an increase in the aggregate blended fee share paid to members as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements due to market dynamics. This decrease was partially offset by increased utilization and further penetration of our contracts by existing members.
Software Licenses, Other Services, and Support Revenue
Software licenses, other services, and support revenue increased by $1.6 million, or 10%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and $7.0 million, or 24%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase in software licenses, other services, and support revenue is driven by an increase in supply chain co-management fees as a result of new agreements.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $5.0 million, or 41%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 and $8.5 million, or 34%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increases were primarily attributable to an increase in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business.
Operating Expenses
Supply Chain Services segment operating expenses decreased by $7.2 million, or 11%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due to a decrease in SG&A expenses in the current year period primarily due to a decrease in acquisition- and disposition-related expenses as a result of the change in the fair value of the Acurity and Nexera earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements).
Supply Chain Services segment operating expenses decreased by $2.0 million, or 2%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 attributable to a decrease in SG&A expenses primarily due to a decrease in acquisition- and disposition-related expenses as a result of the change in the fair value of the Acurity and Nexera earn-out liability (see Note 5 - Fair Value Measurements to the accompanying condensed consolidated financial statements) partially offset by an increase in bad debt expense as well as certain employee-related expenses.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $22.8 million, or 24%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily due to the aforementioned decrease in net revenue and increase in cost of revenue.
Supply Chain Services Segment Adjusted EBITDA decreased by $46.7 million, or 24%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The decrease was primarily due to the aforementioned decrease in net revenue and increases in cost of revenue.

Performance Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
Net revenue:
Software licenses, other services, and support
SaaS-based products subscriptions	$38,466	$43,565	$(5,099)	(12)%	77,377	88,905	$(11,528)	(13)%
Consulting services	13,820	21,921	(8,101)	(37)%	33,509	45,689	(12,180)	(27)%
Software licenses	19,411	19,969	(558)	(3)%	40,358	34,707	5,651	16%
Other	19,823	28,194	(8,371)	(30)%	37,030	50,098	(13,068)	(26)%
Net revenue	91,520	113,649	(22,129)	(19)%	188,274	219,399	(31,125)	(14)%
Cost of revenue:
Services and software licenses	51,926	53,814	(1,888)	(4)%	103,718	105,538	(1,820)	(2)%
Cost of revenue	51,926	53,814	(1,888)	(4)%	103,718	105,538	(1,820)	(2)%
Gross profit	39,594	59,835	(20,241)	(34)%	84,556	113,861	(29,305)	(26)%
Operating expenses:
Selling, general, and administrative	168,493	35,826	132,667	370%	210,384	82,947	127,437	154%
Research and development	473	671	(198)	(30)%	903	1,354	(451)	(33)%
Amortization of purchased intangible assets	841	3,606	(2,765)	(77)%	1,781	7,315	(5,534)	(76)%
Operating expenses	169,807	40,103	129,704	323%	213,068	91,616	121,452	133%
Operating (loss) income	(130,213)	19,732	(149,945)	(760)%	(128,512)	22,245	(150,757)	(678)%
Depreciation and amortization	10,953	11,814			22,236	23,991
Amortization of purchased intangible assets	841	3,605			1,781	7,315
Acquisition- and disposition-related expenses	710	(3,946)			1,735	584
Impairment of assets	126,818	—			126,818	—
Other reconciling items, net	14	—			14	—
Segment Adjusted EBITDA	$9,123	$31,205	$(22,082)	(71)%	$24,072	$54,135	$(30,063)	(56)%
Comparison of the Three and Six Months Ended December 31, 2024 to 2023
Net Revenue
Net revenue in our Performance Services segment decreased by $22.1 million, or 19%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was attributable to decreases of $8.4 million in other revenue primarily related to fewer data contracts in the current year period and lower Contigo Health revenue, $8.1 million in consulting services primarily due to lower demand, and $5.1 million in SaaS-based products subscriptions revenue primarily due to contract expirations.
Net revenue in our Performance Services segment decreased by $31.1 million, or 14%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The decrease was attributable to decreases of $13.1 million in other revenue primarily related to fewer data contracts in the current year period and lower Contigo Health revenue, $12.2 million in consulting services primarily due to lower demand, and $11.5 million in SaaS-based products subscriptions revenue primarily due to contract expirations and conversion of SaaS-based products to licensed-based products in recent periods. These decreases were partially offset by an increase of $5.7 million in enterprise analytics license revenue.
Cost of Revenue
Performance Services segment cost of revenue decreased by $1.9 million, or 4%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and $1.8 million, or 2%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. These decreases were primarily due to lower employee-related costs.

Operating Expenses
Performance Services segment operating expenses increased by $129.7 million, or 323%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 driven by an increase of $132.7 million in SG&A expenses primarily due to a goodwill impairment of $126.8 million related to the ITS reporting unit (see Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information) as well as a prior year decrease in acquisition- and disposition-related expenses related to an earn-out payment, partially offset by a $2.8 million decrease in amortization of purchased intangible assets due to the prior year impairment of Contigo Health intangible assets.
Performance Services segment operating expenses increased by $121.5 million, or 133%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase was primarily due to a goodwill impairment of $126.8 million related to the ITS reporting unit (see Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information), partially offset by a $5.5 million decrease in amortization of purchased intangible assets due to the prior year impairment of Contigo Health intangible assets.
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $22.1 million, or 71%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and $30.1 million, or 56%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, as a result of the aforementioned decrease in net revenue.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
Operating expenses:
Selling, general and administrative	$38,307	$47,759	$(9,452)	(20)%	$80,483	$88,383	$(7,900)	(9)%
Operating expenses	38,307	47,759	(9,452)	(20)%	80,483	88,383	(7,900)	(9)%
Operating loss	(38,307)	(47,759)	9,452	(20)%	(80,483)	(88,383)	7,900	(9)%
Depreciation and amortization	1,449	2,057			2,937	4,158
Stock-based compensation	2,691	8,495			9,831	15,388
Strategic initiative and financial restructuring-related expenses	1,883	1,284			1,993	3,030
Deferred compensation plan expense	221	4,605			2,913	3,480
Other reconciling items, net	(710)	—			4	—
Adjusted EBITDA	$(32,773)	$(31,318)	$(1,455)	(5)%	$(62,805)	$(62,327)	$(478)	(1)%
Comparison of the Three and Six Months Ended December 31, 2024 to 2023
Operating Expenses
Corporate operating expenses decreased by $9.5 million, or 20%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 driven by a decrease in stock-based compensation expense as well as a decrease in deferred compensation plan expense as a result of market changes, partially offset by an increase in travel and conference related costs.
Corporate operating expenses decreased by $7.9 million, or 9%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 as a result of a decrease in stock-based compensation expense in the current year period and a reduction in legal expenses related to strategic initiative and financial restructuring-related activities due to the prior year strategic review process. These decreases were partially offset by an increase in travel and conference related costs.
Adjusted EBITDA
Corporate adjusted EBITDA decreased by $1.5 million, or 5%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This decrease was primarily due to the aforementioned increase in travel and conference related costs.

Corporate adjusted EBITDA was flat for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
As of December 31, 2024 and June 30, 2024, we had cash and cash equivalents of $85.9 million and $125.1 million, respectively.
Credit Facility
At December 31, 2024, we had $100.0 million in outstanding borrowings under our Credit Facility. At June 30, 2024, we had no outstanding borrowings under our Credit Facility. During the six months ended December 31, 2024, we borrowed $100.0 million which was used for general corporate purposes, and made no repayments under our Credit Facility. In January 2025, we repaid $65.0 million of outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, notes payable, including notes payable to former limited partners, dividend payments on our Common Stock, if and when declared, repurchases of our Common Stock pursuant to stock repurchase programs in place from time to time, and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt, and, potentially, proceeds from the issuance of additional equity or debt securities.
Cash Dividends
In each of September 2024 and December 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On January 23, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2025 to stockholders of record on March 1, 2025.
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

Discussion of Cash Flows for the Six Months Ended December 31, 2024 and 2023
A summary of net cash flows is as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities from continuing operations	$193,733	$15,465
Investing activities	(39,877)	(49,068)
Financing activities	(178,689)	294,982
Operating activities from discontinued operations	(14,418)	19,915
Effect of exchange rate changes on cash flows	(45)	23
Net (decrease) increase in cash and cash equivalents	$(39,296)	$281,317
Net cash provided by operating activities from continuing operations increased by $178.3 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase in net cash provided by operating activities from continuing operations was driven by lower cash income taxes paid in the current year period (cash income taxes of $138.5 million paid in fiscal year 2024 on proceeds received from the sale of future revenues to OMNIA), the $57.0 million received in the current year period as the result of the settlement of a shareholder derivative complaint and a $17.6 million cash dividend from an unconsolidated subsidiary. These increases to cash were partially offset by an increase of $43.1 million in cash paid for operating expenses primarily as a result of an increase in performance-related compensation related to the prior fiscal year performance.
Net cash used in investing activities decreased by $9.2 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023 due to a decrease in purchases of property and equipment.
Net cash used in financing activities changed by $473.7 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The change in net cash used in financing activities was primarily driven by a decrease in net proceeds from the sale of future revenues of $602.3 million (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information) and the Common Stock repurchases of $189.8 million under the Share Repurchase Authorization. These changes are offset by the current year borrowings of $100.0 million as well as the prior year repayment of $215.0 million under our Credit Facility and a $8.7 million decrease in cash dividends paid as a result of the Common Stock repurchases.
Net cash used in operating activities attributable to discontinued operations changed by $34.3 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The change in net cash used in operating activities attributable to discontinued operations was due to the S2S Divestiture which closed on October 1, 2024 which resulted in lower payments from customers and higher short-term cash outflows to dispose of the business.
Discussion of Non-GAAP Free Cash Flow for the Six Months Ended December 31, 2024 and 2023
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.

A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities from continuing operations for the periods presented is as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities from continuing operations	$193,733	$15,465
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(50,529)	(49,600)
Purchases of property and equipment	(39,877)	(49,068)
Cash payments to OMNIA for the sale of future revenues (b)	(29,428)	(14,611)
Cash tax payments on proceeds received from the sale of future revenues	—	138,476
Non-GAAP Free Cash Flow	$73,899	$40,662
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the six months ended December 31, 2024, we paid $51.3 million to members including imputed interest of $0.8 million which is included in net cash provided by operating activities from continuing operations. During the six months ended December 31, 2023, we paid $51.3 million to members including imputed interest of $1.7 million which is included in net cash provided by operating activities from continuing operations. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
(b)Cash payments to OMNIA for the sale of future revenues in connection with our sale of non-healthcare contracts to OMNIA are presented in our Condensed Consolidated Statements of Cash Flows under “Payments on liability related to the sale of future revenues.” During the six months ended December 31, 2024, we paid $38.0 million to OMNIA including imputed interest of $8.6 million which is included in net cash provided by operating activities from continuing operations. During the six months ended December 31, 2023, we paid $21.0 million to OMNIA including imputed interest of $6.4 million which is included in net cash provided by operating activities from continuing operations. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed financial statements for further information.
Non-GAAP Free Cash Flow increased by $33.2 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase in Non-GAAP Free Cash Flow was driven by the aforementioned increases in net cash provided by operating activities from continuing operations and $9.2 million decrease in purchases of property and equipment, partially offset by an increase of $14.8 million in the cash payments to OMNIA for the sale of future revenues due to the timing of the completion of the purchase agreement in the prior year.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At December 31, 2024, the interest rate on outstanding borrowings under the Credit Facility was 5.938%, and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at December 31, 2024.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At December 31, 2024, we had $100.0 million of outstanding borrowings under the Credit Facility with $895.0 million of available borrowing capacity after reductions for outstanding letters of credit. In January 2025, we repaid $65.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to the 2024 Annual Report. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At December 31, 2024, $51.3 million remains to be paid without interest in two equal quarterly installments to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.

Sale of Non-Healthcare GPO Member Contracts
At December 31, 2024, we had non-recourse commitments of $664.1 million for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, without interest, in monthly payments from net administrative fees received in connection with the sold contracts. These payments commenced during the first quarter of fiscal year 2024 for a period of at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In each of September 2024 and December 2024, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On January 23, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 15, 2025 to stockholders of record on March 1, 2025.
We currently expect quarterly dividends to continue to be paid on or about December 15, March 15, June 15, and September 15, respectively. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition, and capital requirements, earnings, general business conditions, restrictions imposed by our current Credit Facility, and any future financing arrangements, legal restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.
Share Repurchase Authorization
In February 2024, we announced our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of our Common Stock, excluding fees and expenses. Under the terms of the ASR Agreement, we made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of our Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the ASR Agreement, we received an additional approximate 4.8 million shares of our Common Stock. In total, we repurchased approximately 19.9 million shares of our Common Stock under the ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of our Common Stock during the term of the ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the our Condensed Consolidated Balance Sheet.
On August 20, 2024, we announced our Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. During the quarter ended December 31, 2024, we repurchased approximately 6.3 million shares of our Common Stock at an average price of $21.35 per share for a total purchase price of $134.1 million. As of December 31, 2024, we had repurchased an aggregate of approximately 9.2 million shares of our Common Stock at an average price of $20.98 per share in open market transactions for a total purchase price of $192.1 million. On January 6, 2025, we completed the $200.0 million of repurchases. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in our Condensed Consolidated Balance Sheets.
There can be no assurances regarding the timing or number of shares of Common Stock repurchased under the remaining amount of the Share Repurchase Authorization. The Share Repurchase Authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At December 31, 2024, we had $100.0 million of outstanding borrowings under our Credit Facility.
We periodically invest our excess cash in a portfolio of individual cash equivalents. We do not hold any material derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to mitigate default, market, and investment risks of our invested funds by investing in low-risk securities.

Foreign Currency Risk
Substantially all of our financial transactions are conducted in U.S. dollars. We do not have significant foreign operations and, accordingly, do not believe we have market risk associated with foreign currencies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of December 31, 2024, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We operate businesses that are subject to substantial litigation from time to time. We are periodically involved in litigation, arising in the ordinary course of business or otherwise, which from time to time may include claims relating to contractual disputes, product liability, tort or personal injury, employment, antitrust, intellectual property, or other commercial or regulatory matters. If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, including without limitation those with respect to antitrust or healthcare laws, we may be subject to enforcement actions, penalties, damages, and material limitations on our business.
From time to time we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors, and/or operators of group purchasing organizations (“GPO”), including us, to deny the plaintiff access to a market for certain products, to raise the prices for products, and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition, or results of operations.
Refer to Item I of Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 for prior updates to our legal proceedings during our 2025 fiscal year.
Additional information relating to our legal proceedings is included in Note 14 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the 2024 Annual Report since the filing of that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
In February 2024, we announced our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization. Final settlement of the accelerated share repurchase transaction under the ASR Agreement was completed on July 11,2024.
On August 20, 2024, we announced our Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization (the “Market Repurchases”). We completed the $200.0 million of Market Repurchases on January 6, 2025.

The following table summarizes information relating to repurchases of our Common Stock during the quarter ended December 31, 2024, all of which were pursuant to Market Repurchases under the Share Repurchase Authorization. Share price information below is presented exclusive of commissions and of any excise tax due on stock repurchases under the Inflation Reduction Act, which does not impact the amount of the Share Repurchase Authorization.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share ($) (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (b)
October 1 through October 31, 2024	2,070,931	$19.69	2,070,931	$501.2
November 1 through November 30, 2024	2,210,120	$22.56	2,210,120	$451.4
December 1 through December 31, 2024	2,001,757	$21.73	2,001,757	$407.9
Total	6,282,808	$21.35	6,282,808
_________________________________
(a)Market Repurchases pursuant to a trading plan entered into with a financial institution intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c). Prices reported are exclusive of commissions.
(b)Reflects the remaining amount under the Share Repurchase Authorization as of the end of the period presented, exclusive of commissions. Repurchases of our common stock under the Share Repurchase Authorization may occur from time to time through June 30, 2025, in open market purchases, privately negotiated transactions, accelerated or other structured repurchase programs or other means, subject to compliance with applicable securities laws and other legal requirements. The Share Repurchase Authorization may be suspended, delayed or discontinued at any time at the discretion of the Company’s Board of Directors.
Item 5. Other Information
The table below sets forth SEC Rule 10b5-1 trading plans adopted and/or terminated by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended December 31, 2024. Each new plan listed in the table was adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)(d)	Scheduled Expiration Date(e)
David L. Klatsky, General Counsel	Terminate(f)	12/09/2024	X
David L. Klatsky, General Counsel	Adopt	12/09/2024	X		32,629	12/31/2025
_________________________________
(a) Insider trading plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c).
(b) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
(c) The number reported as the total shares to be sold under the trading plan includes: (i) shares of our Common Stock that are currently owned; (ii) shares of our Common Stock issuable pursuant to unvested restricted stock units (“RSUs”) that are scheduled to vest during the term of the plan, subject to time-based vesting conditions set forth in the applicable RSU award agreements; and (iii) shares of our Common Stock issuable pursuant to performance share awards (“PSAs”) that may vest during the term of the plan, subject to the achievement of certain performance conditions as set forth in the applicable PSA agreements. The actual number shares of Common Stock that will issue under PSAs following the end of the applicable performance period, if any, and therefore the resulting shares of our Common Stock available for sale under the plan, is variable and will depend on the attainment of the performance conditions and could be higher or lower than the target number. Also, shares of our Common Stock issuable pursuant to vested RSUs and PSAs will be subject to tax withholding obligations that may reduce the net shares actually issued and therefore available for sale under the applicable plan; however, share numbers are reported in this table without reduction for such future tax obligations. The actual number of shares sold pursuant to the trading plan will therefore depend on the foregoing factors as well as the satisfaction of certain conditions set forth in the trading plan prior to its expiration or termination.
(d) A portion of the shares of our Common Stock included in Mr. Klatsky's trading plan are shares that may be issued from RSUs and PSAs held by Mr. Klatsky, subject to vesting conditions as described above in note (c), but that were awarded to his former spouse pursuant to a domestic relations order. Mr. Klatsky disclaims beneficial ownership of securities still held by him but awarded to his former spouse.
(e) Each trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.
(f) Termination of a trading plan originally adopted by Mr. Klatsky on March 7, 2024, scheduled to expire on May 30, 2025, and covering the potential sale during its term of up to 59,074 shares of our Common Stock.

Item 6. Exhibits

Exhibit No.	Description

10.1	Executive Employment and Restrictive Covenant Agreement dated December 2, 2024 between Premier Healthcare Solutions, Inc. and David Zito*+

10.2	Signing Bonus Agreement dated December 2, 2024, between Premier Healthcare Solutions, Inc. and David Zito*+

10.3
Master Consulting Services Agreement dated December 2, 2024 between Premier Healthcare Solutions, Inc. and Leigh Anderson (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 3, 2024)+

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2023 Equity Incentive Plan (for December 2024 and later awards)*+

10.5	Premier, Inc. Directors’ Compensation Policy, as amended on January 23, 2025*+

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	February 4, 2025	By:	/s/ Glenn G. Coleman
		Name:	Glenn G. Coleman
		Title:	Chief Administrative and Financial Officer
On behalf of the registrant and as principal financial officer

Date:	February 4, 2025	By:	/s/ Crystal B. Climer
		Name:	Crystal B. Climer
		Title:	Chief Accounting Officer and Senior Vice President, Finance
On behalf of the registrant and as principal accounting officer