Form 10-Q
period 2025-03-31
Premier, Inc.
filed 2025-05-06
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of May 1, 2025, there were 82,342,435 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates,” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2025	June 30, 2024
Assets
Cash and cash equivalents	$71,327	$125,146
Accounts receivable (net of $6,606 and $1,455 allowance for credit losses, respectively)	91,661	100,965
Contract assets (net of $1,073 and $1,248 allowance for credit losses, respectively)	329,975	335,831
Prepaid expenses and other current assets	83,462	73,653
Current assets of discontinued operations	—	119,662
Total current assets	576,425	755,257
Property and equipment (net of $800,713 and $742,063 accumulated depreciation, respectively)	202,536	205,711
Intangible assets (net of $323,023 and $294,333 accumulated amortization, respectively)	240,569	269,259
Goodwill	869,034	995,852
Deferred income tax assets	770,067	773,002
Deferred compensation plan assets	40,119	54,422
Investments in unconsolidated affiliates	270,754	228,562
Operating lease right-of-use assets	6,737	20,635
Other assets	95,551	98,749
Total assets	$3,071,792	$3,401,449

Liabilities and stockholders' equity
Accounts payable	$19,650	$22,610
Accrued expenses	65,974	58,482
Revenue share obligations	330,594	292,792
Accrued compensation and benefits	79,278	100,395
Deferred revenue	23,029	19,642
Line of credit and current portion of long-term debt	255,000	1,008
Current portion of notes payable to former limited partners	25,555	101,523
Current portion of liability related to the sale of future revenues	47,512	51,798
Other current liabilities	33,729	52,589
Current liabilities of discontinued operations	386	45,724
Total current liabilities	880,707	746,563
Liability related to the sale of future revenues, less current portion	605,441	599,423
Deferred compensation plan obligations	40,119	54,422
Operating lease liabilities, less current portion	2,761	11,170
Other liabilities	19,779	27,640
Total liabilities	1,548,807	1,439,218
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 91,317,964 shares issued and 82,314,024 shares outstanding at March 31, 2025 and 111,456,454 shares issued and 105,027,079 shares outstanding at June 30, 2024	913	1,115
Treasury stock, at cost; 9,003,940 and 6,429,375 shares at March 31, 2025 and June 30, 2024, respectively	(161,561)	(250,129)
Additional paid-in capital	2,169,423	2,105,684
(Accumulated deficit) retained earnings	(485,714)	105,590
Accumulated other comprehensive loss	(76)	(29)
Total stockholders' equity	1,522,985	1,962,231
Total liabilities and stockholders' equity	$3,071,792	$3,401,449
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue:
Net administrative fees	$142,234	$157,666	$406,276	$458,022
Software licenses, other services, and support	119,148	129,200	343,514	377,741
Net revenue	261,382	286,866	749,790	835,763
Cost of revenue:
Services and software licenses	68,213	70,336	204,995	200,458
Cost of revenue	68,213	70,336	204,995	200,458
Gross profit	193,169	216,530	544,795	635,305
Operating expenses:
Selling, general, and administrative	149,260	281,159	537,908	551,956
Research and development	633	661	1,945	2,452
Amortization of purchased intangible assets	9,516	12,280	28,690	37,232
Operating expenses	159,409	294,100	568,543	591,640
Operating income (loss)	33,760	(77,570)	(23,748)	43,665
Equity in net income (loss) of unconsolidated affiliates	514	753	11,849	(1,639)
Interest expense, net	(5,375)	(2,448)	(10,918)	(589)
Other income, net	12,202	14,913	95,765	18,500
Other income, net	7,341	13,218	96,696	16,272
Income (loss) before income taxes	41,101	(64,352)	72,948	59,937
Income tax expense (benefit)	13,488	(15,493)	18,232	16,579
Net income (loss) from continuing operations	27,613	(48,859)	54,716	43,358
Net (loss) income from discontinued operations, net of tax	(771)	(303)	(41,764)	2,756
Net income (loss)	26,842	(49,162)	12,952	46,114
Net loss (income) from continuing operations attributable to non-controlling interest	226	8,967	(11,118)	12,754
Net income (loss) attributable to stockholders	$27,068	$(40,195)	$1,834	$58,868

Comprehensive income (loss):
Net income (loss)	$26,842	$(49,162)	$12,952	$46,114
Comprehensive loss (income) attributable to non-controlling interest	226	8,967	(11,118)	12,754
Foreign currency translation (loss) gain	(2)	(16)	(47)	7
Comprehensive income (loss) attributable to stockholders	$27,066	$(40,211)	$1,787	$58,875

Weighted average shares outstanding:
Basic	87,206	111,156	94,168	116,754
Diluted	87,707	111,156	94,682	117,323

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share from continuing operations	$0.32	$(0.36)	$0.46	$0.48
Basic (loss) earnings per share from discontinued operations	(0.01)	—	(0.44)	0.02
Basic earnings (loss) per share attributable to stockholders	$0.31	$(0.36)	$0.02	$0.50

Diluted earnings (loss) per share from continuing operations	$0.32	$(0.36)	$0.46	$0.48
Diluted (loss) earnings per share from discontinued operations	(0.01)	—	(0.44)	0.02
Diluted earnings (loss) per share attributable to stockholders	$0.31	$(0.36)	$0.02	$0.50
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
Issuance of Class A common stock under equity incentive plan	491	5	—	—	—	—	—	5
Treasury stock	(7,723)	—	7,723	(139,207)	80,000	—	—	(59,207)
Retirement of Class A common stock	—	(142)	(14,152)	389,336	—	(389,194)	—	—
Stock-based compensation expense	—	—	—	—	6,931	—	—	6,931
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(4,985)	—	—	(4,985)
Net income	—	—	—	—	—	71,336	—	71,336
Net income attributable to non-controlling interest	—	—	—	—	552	(552)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(21,590)	—	(21,590)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(585)	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Balance at September 30, 2024	97,795	978	—	—	2,188,208	(234,995)	(8)	1,954,183
Issuance of Class A common stock under equity incentive plan	66	1	—	—	—	—	—	1
Issuance of Class A common stock under employee stock purchase plan	98	1	—	—	2,120	—	—	2,121
Treasury stock	(6,283)	—	6,283	(135,577)	—	—	—	(135,577)
Retirement of Class A common stock	—	(63)	(6,283)	135,577	—	(135,514)	—	—
Stock-based compensation expense		—	—	—	2,588	—	—	2,588
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(59)	—	—	(59)
Net loss	—	—	—	—	—	(85,226)	—	(85,226)
Net income attributable to non-controlling interest	—	—	—	—	10,792	(10,792)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(20,100)	—	(20,100)
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Balance at December 31, 2024	91,676	917	—	—	2,203,675	(486,627)	(74)	1,717,891
Issuance of Class A common stock under equity incentive plan	10	—	—	—	—	—	—	—
Treasury stock	(9,372)	—	9,372	(169,536)	(40,000)	—	—	(209,536)
Retirement of Class A common stock	—	(4)	(368)	7,975	—	(7,971)	—	—
Stock-based compensation expense	—	—	—	—	6,071	—	—	6,071
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	—	26,842	—	26,842
Net loss attributable to non-controlling interest	—	—	—	—	(226)	226	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(17,833)	—	(17,833)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(351)	—	(351)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2025	82,314	$913	9,004	$(161,561)	$2,169,423	$(485,714)	$(76)	$1,522,985

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	514	5	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	6,692	—	—	6,692
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(5,178)	—	—	(5,178)
Net income	—	—	—	—	—	42,410	—	42,410
Net loss attributable to non-controlling interest	—	—	—	—	(2,351)	2,351	—	—
Change in ownership of consolidated entity	—	—	—	—	27	—	—	27
Dividends ($0.21 per share)	—	—	—	—	—	(25,603)	—	(25,603)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	119,672	1,261	6,429	(250,129)	2,177,324	424,260	(11)	2,352,705
Issuance of Class A common stock under equity incentive plan	56	—	—	—	—	—	—	—
Issuance of Class A common stock under employee stock purchase plan	88	1	—	—	1,975	—	—	1,976
Stock-based compensation expense	—	—	—	—	8,378	—	—	8,378
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(151)	—	—	(151)
Net income	—	—	—	—	—	52,866	—	52,866
Net loss attributable to non-controlling interest	—	—	—	—	(1,436)	1,436	—	—
Change in ownership of consolidated entity	—	—	—	—	25	—	—	25
Dividends ($0.21 per share)	—	—	—	—	—	(25,616)	—	(25,616)
Foreign currency translation adjustment	—	—	—	—	—	—	26	26
Balance at December 31, 2023	119,816	1,262	6,429	(250,129)	2,186,115	452,946	15	2,390,209
Issuance of Class A common stock under equity incentive plan	35	—	—	—	—	—	—	—
Treasury stock	(15,031)	—	15,031	(322,992)	(80,000)	—	—	(402,992)
Retirement of Class A common stock	—	(150)	(15,031)	322,992	—	(322,842)	—	—
Stock-based compensation expense	—	—	—	—	8,145	—	—	8,145
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(403)	—	—	(403)
Net loss	—	—	—	—	—	(49,162)	—	(49,162)
Net loss attributable to non-controlling interest	—	—	—	—	(8,967)	8,967	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(22,509)	—	(22,509)
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Balance at March 31, 2024	104,820	$1,112	6,429	$(250,129)	$2,104,916	$67,400	$(1)	$1,923,298

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2025	2024
Operating activities
Net income	$12,952	$46,114
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	41,764	(2,756)
Depreciation and amortization	88,080	98,324
Equity in net (income) loss of unconsolidated affiliates	(11,849)	1,639
Deferred income taxes	19,014	(152,112)
Stock-based compensation	15,590	23,215
Impairment of assets	133,671	140,053
Other, net	(23,342)	(7,653)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,176	(8,876)
Contract assets	1,875	(37,693)
Prepaid expenses and other assets	15,715	3,287
Accounts payable	(2,960)	(11,072)
Revenue share obligations	37,802	29,474
Accrued expenses, deferred revenue, and other liabilities	(29,708)	38,920
Net cash provided by operating activities from continuing operations	307,780	160,864
Net cash (used in) provided by operating activities from discontinued operations	(14,336)	29,406
Net cash provided by operating activities	293,444	190,270
Investing activities
Purchases of property and equipment	(60,897)	(67,626)
Proceeds from sale of assets	20,402	—
Sale of investment in unconsolidated affiliates	—	12,753
Other	—	(30)
Net cash used in investing activities	(40,495)	(54,903)
Financing activities
Payments on notes payable	(76,976)	(75,846)
Proceeds from credit facility	340,000	—
Payments on credit facility	(85,000)	(215,000)
Proceeds from sale of future revenues	42,325	629,820
Payments on liability related to the sale of future revenues	(40,593)	(24,163)
Cash dividends paid	(59,687)	(73,074)
Repurchase of Class A common stock	(400,192)	(400,000)
Payments on earn-out liabilities	(22,700)	(1,375)
Other, net	(3,898)	(3,673)
Net cash used in financing activities	(306,721)	(163,311)
Effect of exchange rate changes on cash flows	(47)	7
Net decrease in cash and cash equivalents	(53,819)	(27,937)
Cash and cash equivalents at beginning of period	125,146	89,793
Cash and cash equivalents at end of period	$71,327	$61,856
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 15 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services activities, and financial support services through the Company’s digital invoicing and payables automation business (also known as Remitra®). Beginning in fiscal year 2025, the Company’s digital invoicing and payables automation business began to be reported as a component of the Supply Chain Services segment to align with the Company’s strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services. The Performance Services segment consists of the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets; and the Company’s direct-to-employer business.
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, the Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement to contribute all outstanding equity interests in its direct sourcing subsidiary, SVS LLC d/b/a S2S Global (“S2S Global”), to Prestige Ameritech, Ltd. (“Prestige”) in exchange for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige (the “S2S Divestiture”). The transaction closed on October 1, 2024. The fair value of the equity received in Prestige as consideration for the contribution of S2S Global was $24.9 million, which resulted in a loss on disposal of S2S Global of $52.6 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
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

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which the Company exercised control and, when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions from continuing operations have been eliminated upon consolidation. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2024 Annual Report.
Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the nine months ended March 31, 2025 and 2024 (in thousands):

	Nine Months Ended March 31,
	2025	2024
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$—	$24
Non-cash investment in unconsolidated affiliates	24,913	—
Accrued dividend equivalents	1,452	1,459
Accrued excise taxes related to repurchase of Class A common stock	4,128	2,992
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
During the nine months ended March 31, 2025, the Company recorded a loss on disposal of S2S Global of $52.6 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the major classes of assets and liabilities classified as discontinued operations at March 31, 2025 and June 30, 2024 (in thousands):

	March 31, 2025	June 30, 2024
Assets
Accounts receivable	$—	$25,730
Inventory	—	79,799
Prepaid expenses and other current assets	—	6,893
Deferred income tax assets	—	3,200
Other assets	—	4,040
Current assets of discontinued operations	$—	$119,662

Liabilities
Accounts payable	$210	$37,750
Accrued expenses	16	7,003
Accrued compensation and benefits	160	971
Current liabilities of discontinued operations	$386	$45,724
The following table summarizes the major components of net (loss) income from discontinued operations for the three and nine months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue	$—	$55,730	$50,485	$160,330
Cost of revenue	—	51,927	46,055	143,437
Gross profit	—	3,803	4,430	16,893
Operating expenses:
Selling, general, and administrative	—	4,962	7,671	14,375
Amortization of purchased intangible assets	—	—	—	248
Operating expenses	—	4,962	7,671	14,623
Operating (loss) income from discontinued operations	—	(1,159)	(3,241)	2,270
Other (expense) income	(890)	685	(52,789)	1,459
Net (loss) income from discontinued operations before income taxes	(890)	(474)	(56,030)	3,729
Income tax (benefit) expense	(119)	(171)	(14,266)	973
Net (loss) income from discontinued operations, net of tax, attributable to stockholders	$(771)	$(303)	$(41,764)	$2,756
(4) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net Income (Loss)
			Three Months Ended		Nine Months Ended
	Carrying Value		March 31,		March 31,
	March 31, 2025	June 30, 2024	2025	2024	2025	2024
FFF	$136,080	$136,080	$—	$—	$—	$—
Prestige	52,774	14,850	140	284	7,581	246
Exela	33,290	32,259	(1,924)	869	1,031	(1,181)
Qventus	16,000	16,000	—	—	—	—
Other investments	32,610	29,373	2,298	(400)	3,237	(704)
Total investments	$270,754	$228,562	$514	$753	$11,849	$(1,639)

The Company’s wholly owned subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through PSCI’s ownership of FFF Class B stock at March 31, 2025 and June 30, 2024. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement, and since the date of the amendment, the Company has accounted for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes FFF as part of the Supply Chain Services segment.
The Company holds ownership interest in Prestige through its wholly owned subsidiary, PSCI, and through the Company’s consolidated subsidiary, PRAM. At March 31, 2025, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest received as consideration in the S2S Divestiture (see Note 1 - Organization and Basis of Presentation) as well as its indirect ownership interest through PRAM.
At March 31, 2025, the Company held an approximate 16% interest in Prestige through PRAM’s ownership of Prestige limited partnership units. Prior to the S2S Divestiture, which resulted in dilution to PRAM’s ownership interest in Prestige, PRAM held an approximate 20% interest in Prestige. At March 31, 2025 and June 30, 2024, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at March 31, 2025 and June 30, 2024. At March 31, 2025 and June 30, 2024, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s wholly owned subsidiary, PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at March 31, 2025 and June 30, 2024. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
(5) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Deferred compensation plan assets	$58,008	$58,008	$—	$—
Total assets	$58,008	$58,008	$—	$—

June 30, 2024
Deferred compensation plan assets	$61,198	$61,198	$—	$—
Total assets	61,198	61,198	—	—

Earn-out liabilities	28,549	—	—	28,549
Total liabilities	$28,549	$—	$—	$28,549
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($17.9 million and $6.8 million at March 31, 2025 and June 30, 2024, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Acurity and Nexera Earn-out Liability
An earn-out liability was established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020. The earn-out liability was based upon the Company’s achievement of a range of member renewals on terms agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. Earn-out liabilities are classified as Level 3 of the fair value hierarchy.
The earn-out liability arising from the expected earn-out payment related to the Acurity and Nexera asset acquisition was measured on the acquisition date using a probability-weighted expected payment model and was remeasured periodically due to changes in management’s estimates of the number of transferred member renewals and market conditions. In determining the fair value of the contingent liabilities, management reviewed the current results of the acquired business, along with projected results for the remaining earn-out period, to calculate the expected earn-out payment to be made based on the contractual terms set out in the acquisition agreement. At June 30, 2024, the Acurity and Nexera earn-out liability utilized a credit spread of 1.0%. The fair value of the Acurity and Nexera earn-out liability at June 30, 2024 was $28.5 million. The Company and Greater New York Hospital Association agreed to a total earn-out of $27.0 million, which was paid in January 2025.
A reconciliation of the Company’s Level 3 earn-out liabilities is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$27,000	$27,876	$28,549	$26,603
Purchases (settlements) (a)	(27,000)	—	(27,000)	(1,375)
(Gains) losses (b)	—	291	(1,549)	2,939
Ending balance	$—	$28,167	$—	$28,167
_________________________________
(a)Settlements for the three and nine months ended March 31, 2025 and nine months ended March 31, 2024 represent payments on earn-out liabilities.
(b)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance. (Gains) losses on earn-out liabilities are included in selling, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 8 - Debt and Notes Payable). As of March 31, 2025 and June 30, 2024, the notes payable to former limited partners were recorded net of discounts of $0.1 million and $1.2 million, respectively.
Financial Instruments for Which Fair Value is Only Disclosed
At March 31, 2025, the Company had no other non-interest bearing notes payable. At June 30, 2024, the fair values of non-interest bearing notes payable, classified as Level 2, were equal to the carrying value based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 8 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(6) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the nine months ended March 31, 2025 that was included in the opening balance of deferred revenue at July 1, 2024 was $15.9 million, which is a result of satisfying certain performance obligations.

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
Net revenue of $4.8 million and $3.0 million was recognized during the three and nine months ended March 31, 2025, respectively, from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by increases of $5.1 million and $6.2 million, respectively, in net administrative fees revenue related to under-forecasted cash receipts received in the current period partially offset by decreases of $0.3 million and $3.2 million, respectively, associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $754.4 million. The Company expects to recognize approximately 35% of the remaining performance obligations over the next twelve months, an additional 22% over the following twelve months, and an additional 34% over the following 36 months, with the remainder recognized thereafter.
(7) GOODWILL AND INTANGIBLE ASSETS
Beginning in fiscal year 2025, the digital invoicing and payables automation business is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services.
Fiscal Year 2025 Impairment
In connection with the preparation of its quarterly financial statements during the second quarter of fiscal year 2025, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. Triggering events during the second quarter of fiscal year 2025 related to a reduction in short-term financial projections and a higher discount rate led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Informatics and Technology Services (“ITS”) reporting unit would be below its carrying value at December 31, 2024. The fair value of the reporting unit was computed using reasonable valuation methodologies, the most significant of which being the discounted cash flow analysis. The discounted cash flow model uses 9.5 years of forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, Level 3 inputs such as a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free net cash flows of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, during the second quarter of fiscal year 2025, the Company recorded a pre-tax goodwill impairment charge of $126.8 million related to the ITS reporting unit recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Fiscal Year 2024 Impairment
During the year ended June 30, 2024, the Company recorded pre-tax goodwill and intangible asset impairment charges of $16.5 million and $113.5 million, respectively, related to the Contigo Health reporting unit. At June 30, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2024	$408,309	$587,543	$995,852
Impairment	—	(126,818)	(126,818)
March 31, 2025	$408,309	$460,725	$869,034
At March 31, 2025, the Company had accumulated impairment losses to goodwill at Performance Services of $197.7 million, which related to the ITS and Contigo Health reporting units. The accumulated impairment losses were inclusive of $126.8 million current year impairment losses and $70.9 million of prior period impairment losses. At June 30, 2024, the Company had accumulated impairment losses to goodwill at Performance Services of $70.9 million, all of which related to the Contigo Health reporting unit.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		March 31, 2025			June 30, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(182,528)	$203,572	$386,100	$(162,910)	$223,190
Technology	7.1 years	98,517	(77,811)	20,706	98,517	(73,441)	25,076
Customer relationships	9.3 years	41,430	(32,940)	8,490	41,430	(31,612)	9,818
Trade names	6.8 years	18,420	(15,097)	3,323	18,420	(13,574)	4,846
Non-compete agreements	5.2 years	17,315	(13,648)	3,667	17,315	(12,063)	5,252
Other	5.1 years	1,810	(999)	811	1,810	(733)	1,077
Total		$563,592	$(323,023)	$240,569	$563,592	$(294,333)	$269,259
The net carrying value of intangible assets by segment was as follows (in thousands):

	March 31, 2025	June 30, 2024
Supply Chain Services	$232,408	$258,480
Performance Services	8,161	10,779
Total intangible assets, net	$240,569	$269,259
The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2025 (a)	$9,499
2026	36,945
2027	34,294
2028	30,681
2029	28,687
Thereafter	100,463
Total amortization expense	$240,569
(a)As of March 31, 2025, estimated amortization expense is for the period from April 1, 2025 to June 30, 2025.

(8) DEBT AND NOTES PAYABLE
Line of credit and current portion of long-term debt consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Credit Facility	$255,000	$—
Notes payable to former limited partners, net of discount	25,555	101,523
Other notes payable	—	1,008
Total debt and notes payable	$280,555	$102,531
The Company held no long-term debt as of March 31, 2025 and June 30, 2024.
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
On September 23, 2024, the Credit Facility was amended to revise certain definitions related to the Company’s sale of non-healthcare GPO member contracts to OMNIA (see Note 9 - Liability Related to the Sale of Future Revenues). The Company was in compliance with all covenants at March 31, 2025 and June 30, 2024.
The Company had $255.0 million in outstanding borrowings under the Credit Facility at March 31, 2025 with $740.0 million of available borrowing capacity after reductions for outstanding letters of credit. At June 30, 2024 the Company had no outstanding borrowings under the Credit Facility. For the nine months ended March 31, 2025, the Company borrowed $340.0 million and repaid $85.0 million of outstanding borrowings under the Credit Facility. At March 31, 2025, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.668%. At both March 31, 2025 and June 30, 2024, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%. In April 2025, the Company repaid $70.0 million of outstanding borrowings under the Credit Facility.
Notes Payable
Notes Payable to Former Limited Partners
At March 31, 2025 and June 30, 2024, the Company had $25.6 million and $101.5 million of notes payable to former limited partners (“LP”), net of discounts on notes payable of $0.1 million and $1.2 million, respectively, recorded to current portion of notes payable to former limited partners in the accompanying Condensed Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs are non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%.
Other
At March 31, 2025, the Company had no other notes payable. At June 30, 2024, the Company had $1.0 million, in other notes payable, which was included in current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets.
(9) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023 (the “Closing Date”), the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million. Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare

GPO member agreements. The Company and OMNIA also entered in a 10-year channel partnership agreement (the “Channel Agreement”), pursuant to which the Company remits the associated net cash flows generated from administrative fees from purchasing on supplier contracts. Additionally, the Company has the right to retain royalty fees over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements.
As payments for administrative fees are remitted to OMNIA, the balance of Premier’s obligation will effectively be repaid over the term of the Channel Agreement. The Company calculated the effective interest rate based on future expected revenue, which resulted in an effective annual interest rate of 2.5% which will remain consistent throughout the life of the Channel Agreement.
Changes to several factors that could materially affect the amount and timing of payments to OMNIA could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenues. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three and nine months ended March 31, 2025 and 2024, the Company did not record cumulative adjustments to the carrying amount of the liability.
At March 31, 2025, the Company had $653.0 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $47.5 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended March 31, 2025, the Company recorded $14.3 million and $45.6 million, respectively, in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $4.2 million and $12.8 million, respectively, in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
A reconciliation of the liability related to the sale of future revenues was as follows (in thousands):

Beginning balance as of June 30, 2024	$651,221
Proceeds from final cash payment received in July 2024	42,325
Imputed interest expense	12,827
Principal and interest payments, net of royalty fees retained	(53,420)
Ending balance as of March 31, 2025	$652,953
(10) STOCKHOLDERS' EQUITY
As of March 31, 2025, there were 82,314,024 shares of the Company’s Class A common stock (“Common Stock”), par value $0.01 per share, outstanding.
Share Repurchase Authorization
In February 2024, the Company announced its Board of Directors approved a share repurchase authorization for up to $1.0 billion of its Common Stock (the “Share Repurchase Authorization”) and entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of the Company’s Common Stock, excluding fees and expenses. Under the terms of the 2024 ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the 2024 ASR Agreement, the Company received an additional approximate 4.8 million shares of Common Stock. In total, the Company repurchased approximately 19.9 million shares of Common Stock under the 2024 ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of the Company’s Common Stock during the term of the 2024 ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheet.
In August 2024, the Company announced its Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. The Company completed this repurchase program on January 6, 2025, repurchasing an aggregate of approximately 9.5 million shares of Common Stock at an average price of $21.00 per share in open market transactions for a total purchase price of $200.0 million. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheets.
On February 18, 2025, the Company announced its Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) for an aggregate repurchase of

$200.0 million of Common Stock pursuant to the Share Repurchase Authorization excluding fees and expenses. Under the terms of the 2025 ASR Agreements, the Company made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, received from JPMorgan initial deliveries of approximately 9.0 million shares, or $160.0 million, of Common Stock at $17.77 per share. The final number of shares of Common Stock to be repurchased under the 2025 ASR Agreements will be based on the volume-weighted average share price of the Common Stock during the term of each of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of each of the 2025 ASR Agreements. The final settlements of the transactions are expected to be completed no later than the end of the first quarter of fiscal year 2026. At settlement under each of the 2025 ASR Agreements, under certain circumstances, JPMorgan may be required to deliver additional shares of Common Stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of Common Stock to JPMorgan.
The initial deliveries of shares pursuant to the 2025 ASR Agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 2025 ASR Agreements were accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portions of the 2025 ASR Agreements were recorded in additional paid-in capital, in the Company’s Condensed Consolidated Balance Sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument.
Although repurchases of the Company’s Common Stock are authorized under the Share Repurchase Authorization through June 30, 2025, additional share repurchases are restricted under the 2025 ASR Agreements. There can be no assurances regarding the timing or number of shares of the Company’s Common Stock repurchased under the remaining amount of the Share Repurchase Authorization. The Share Repurchase Authorization may be suspended, delayed, or discontinued at any time at the discretion of the Company’s Board of Directors.
During the nine months ended March 31, 2025, the Company paid cash dividends of $0.21 per share on outstanding shares of the Company’s Common Stock to stockholders on each of September 15, 2024, December 15, 2024, and March 15, 2025. On April 24, 2025, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable no later than June 15, 2025 to stockholders of record on June 1, 2025.
(11) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of Common Stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, which is calculated using the treasury stock method, includes the impact of all potentially issuable dilutive shares of Common Stock.

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations attributable to stockholders (a)	$27,839	$(39,892)	$43,598	$56,112
Net (loss) income from discontinued operations attributable to stockholders	(771)	(303)	(41,764)	2,756
Net income (loss) attributable to stockholders	$27,068	$(40,195)	$1,834	$58,868

Denominator for earnings (loss) per share:
Basic weighted average shares outstanding	87,206	111,156	94,168	116,754
Effect of dilutive securities: (b)
Restricted stock units	501	—	514	484
Performance share awards	—	—	—	85
Weighted average shares outstanding - diluted	87,707	111,156	94,682	117,323

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share from continuing operations	$0.32	$(0.36)	$0.46	$0.48
Basic (loss) earnings per share from discontinued operations	(0.01)	—	(0.44)	0.02
Basic earnings (loss) per share attributable to stockholders	$0.31	$(0.36)	$0.02	$0.50

Diluted earnings (loss) per share from continuing operations	$0.32	$(0.36)	$0.46	$0.48
Diluted (loss) earnings per share from discontinued operations	(0.01)	—	(0.44)	0.02
Diluted earnings (loss) per share attributable to stockholders	$0.31	$(0.36)	$0.02	$0.50
_________________________________
(a)Net income (loss) from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$27,613	$(48,859)	$54,716	$43,358
Net loss (income) from continuing operations attributable to non-controlling interest	226	8,967	(11,118)	12,754
Net income (loss) from continuing operations attributable to stockholders	$27,839	$(39,892)	$43,598	$56,112
(b)Stock options and restricted stock units excluded from diluted weighted average shares outstanding, as their effects were anti-dilutive, totaled 0.5 million and 0.9 million for the three and nine months ended March 31, 2025, respectively. Additionally, performance share awards excluded from diluted weighted average shares outstanding, as the awards had not satisfied the applicable performance criteria at the end of the period, were 0.3 million and 0.4 million for the three and nine months ended March 31, 2025, respectively.
Stock options and restricted stock units excluded from diluted weighted average shares outstanding, as their effects were anti-dilutive, totaled 1.0 million and 1.2 million for the three and nine months ended March 31, 2024, respectively. Additionally, performance share awards excluded from diluted weighted average shares outstanding, as the awards had not satisfied the applicable performance criteria at the end of the period, were 0.3 million and 0.2 million for the three and nine months ended March 31, 2024, respectively.
(12) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% for the nine months ended March 31, 2025 and 2024, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 13 - Income Taxes for further information related to income taxes.
Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Pre-tax stock-based compensation expense	$6,071	$8,145	$15,590	$23,215
Less: deferred tax benefit (a)	1,067	1,340	2,397	4,266
Total stock-based compensation expense, net of tax	$5,004	$6,805	$13,193	$18,949
_________________________________
(a)For the three months ended March 31, 2025 and 2024, the deferred tax benefit was reduced by $0.5 million and $0.7 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
For the nine months ended March 31, 2025 and 2024, the deferred tax benefit was reduced by $1.5 million and $1.6 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
During the nine months ended March 31, 2025, the Company modified the performance goals for performance share awards that were held by approximately 300 employees, excluding certain senior executives, which for financial accounting purposes resulted in the termination of historical grants and reissuance under modified terms. Total incremental compensation costs resulting from these modifications is expected to be approximately $8.2 million.
(13) INCOME TAXES
Income tax expense on continuing operations for the three months ended March 31, 2025 was $13.5 million and income tax benefit from continuing operations for the three months ended March 31, 2024 was $15.5 million. This reflects effective tax rates of 33% and 24% for the three months ended March 31, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense and the second quarter fiscal year 2025 impairment of goodwill of the ITS reporting unit.
Income tax expense on continuing operations for the nine months ended March 31, 2025 and 2024 was $18.2 million and $16.6 million, respectively. This reflects effective tax rates of 25% and 28% for the nine months ended March 31, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing, statute of limitation release on uncertain tax positions, and the impairment of goodwill of the ITS reporting unit.
(14) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended March 31, 2025 and 2024 was $1.7 million and $2.4 million, respectively. Operating lease expense for the nine months ended March 31, 2025 and 2024 was $5.5 million and $7.3 million, respectively. As of March 31, 2025, the weighted average remaining lease term was 1.5 years and the weighted average discount rate was 6%.

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	March 31, 2025	June 30, 2024
2025 (a)	$3,172	$12,938
2026	9,456	9,469
2027	1,486	1,486
2028	166	166
2029	170	170
Thereafter	323	309
Total future minimum lease payments	14,773	24,538
Less: imputed interest	641	1,110
Total operating lease liabilities (b)	$14,132	$23,428
_________________________________
(a)As of March 31, 2025, future minimum lease payments are for the period from April 1, 2025 to June 30, 2025.
(b)As of March 31, 2025, the Company had $11.4 million of operating lease liabilities within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the nine months ended March 31, 2025, the Company had commitments arising from a lease that had not yet commenced related to a lease modification for its corporate headquarters, which is expected to commence in fiscal year 2026 with an initial lease term of approximately eight years. As this lease had not yet commenced, it is excluded from the table above.
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
(15) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, purchased services activities, and the digital invoicing and payables automation business. The Performance Services segment consists of the Company’s technology and services platform and direct-to-employer business.
Beginning in fiscal year 2025, the digital invoicing and payables automation business is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services.

The following table presents disaggregated revenue by business segment and underlying source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue:
Supply Chain Services
Net administrative fees	$142,234	$157,666	$406,276	$458,022
Software licenses, other services, and support	18,671	17,796	54,763	46,938
Total Supply Chain Services (a)	160,905	175,462	461,039	504,960
Performance Services
Software licenses, other services, and support
SaaS-based products subscriptions	37,667	43,627	115,044	132,532
Consulting services	16,893	21,561	50,402	67,250
Software licenses	28,021	25,837	68,379	60,544
Other (b)	17,896	20,379	54,926	70,477
Total Performance Services (a)	100,477	111,404	288,751	330,803
Net revenue	$261,382	$286,866	$749,790	$835,763
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes data license and other miscellaneous revenue from our technology and services platform as well as revenue from our direct-to-employer business.

Additional segment information related to depreciation and amortization expense, capital expenditures, and total assets was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Depreciation and amortization expense (a):
Supply Chain Services	$16,606	$15,419	$48,479	$45,502
Performance Services	11,278	15,463	35,295	46,769
Corporate	1,369	1,895	4,306	6,053
Total depreciation and amortization expense	$29,253	$32,777	$88,080	$98,324

Capital expenditures:
Supply Chain Services	$9,630	$7,564	$28,546	$36,632
Performance Services	9,739	10,547	30,407	29,632
Corporate	1,651	447	1,944	1,362
Total capital expenditures	$21,020	$18,558	$60,897	$67,626

	March 31, 2025	June 30, 2024
Total assets (b):
Supply Chain Services	$1,441,434	$1,629,042
Performance Services	873,838	986,993
Corporate	749,617	785,408
Total assets before eliminations	3,064,889	3,401,443
Eliminations (c)	6,903	6
Total assets	$3,071,792	$3,401,449
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

A reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Income (loss) before income taxes	$41,101	$(64,352)	$72,948	$59,937
Equity in net (income) loss of unconsolidated affiliates (a)	(514)	(753)	(11,849)	1,639
Interest expense, net	5,375	2,448	10,918	589
Other income, net (b)	(12,202)	(14,913)	(95,765)	(18,500)
Operating income (loss)	33,760	(77,570)	(23,748)	43,665
Depreciation and amortization	19,737	20,497	59,390	61,092
Amortization of purchased intangible assets	9,516	12,280	28,690	37,232
Stock-based compensation (c)	6,200	8,283	16,031	23,671
Acquisition- and disposition-related expenses	3,509	1,092	4,423	8,495
Strategic initiative and restructuring-related expenses	4,100	(61)	6,093	2,969
Operating income from revenues sold to OMNIA	(14,348)	(13,196)	(45,629)	(39,659)
Deferred compensation plan (income) expense (d)	(1,475)	3,889	1,438	7,369
Impairment of assets	6,853	140,053	133,671	140,053
Other reconciling items, net	3,894	(22)	3,905	85
Total Non-GAAP Adjusted EBITDA (e)	$71,746	$95,245	$184,264	$284,972

Non-GAAP Adjusted EBITDA (e):
Supply Chain Services (f)	$85,665	$102,133	$236,916	$300,052
Performance Services (f)	19,450	26,890	43,522	81,025
Segment Adjusted EBITDA	105,115	129,023	280,438	381,077
Corporate	(33,369)	(33,778)	(96,174)	(96,105)
Total Non-GAAP Adjusted EBITDA	$71,746	$95,245	$184,264	$284,972
_________________________________
(a)Refer to Note 4 - Investments for more information.
(b)Other income, net includes a non-operating gain of $13.9 million on the sale of the wrap network business for the three months ended March 31, 2025. Other income, net includes the aforementioned non-operating gain, dividend income of $18.0 million received from unconsolidated affiliates, and a non-operating gain on the settlement of a shareholder derivative complaint of $57.0 million for the nine months ended March 31, 2025.
(c)Includes non-cash employee stock-based compensation expense and stock purchase plan expense of $0.1 million for both the three months ended March 31, 2025 and 2024 and $0.4 million and $0.5 million for the nine months ended March 31, 2025 and 2024, respectively.
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
Business Overview
Our Business
Premier, Inc. (“Premier,” the “Company,” “we,” or “our”) is a leading technology-driven healthcare improvement company, uniting an alliance of United States hospitals, health systems, and other providers and organizations to transform healthcare. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial, and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational, and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, direct-to-employer business, and digital invoicing and payment automation processes for healthcare suppliers and providers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the employer, payer, and life sciences markets. We also provide some of the various products and services noted above to non-healthcare businesses.
We generated net revenue, net income (loss) from continuing operations, and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue	$261,382	$286,866	$749,790	$835,763
Net income (loss) from continuing operations	27,613	(48,859)	54,716	43,358
Non-GAAP Adjusted EBITDA	71,746	95,245	184,264	284,972
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income (loss) from continuing operations to Non-GAAP Adjusted EBITDA.
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
On October 1, 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”) exchanged all of its holdings in S2S Global for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige Ameritech, Ltd. (“Prestige”) (the “S2S Divestiture”). This minority interest ownership is in addition to our existing indirect investment in Prestige, increasing our total ownership (direct and indirect) interest in Prestige to approximately 24% in the aggregate. The transaction closed on October 1, 2024. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
On January 16, 2025, Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. We continue to own and operate Contigo's remaining businesses, including its center of excellence and third party administrative services. However, we expect that these remaining businesses will be substantially, if not entirely, transitioned to partners or wound down by December 31, 2025.

In February 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). Additionally, in February 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock, which was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization, which was completed on January 6, 2025. In February 2025, we announced that our Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”), under the Share Repurchase Authorization, to repurchase an aggregate of $200.0 million of shares of our Common Stock. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation, and disseminate best practices that will help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement, and value-based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,				% of Net Revenue
Net revenue:	2025	2024	Change		2025	2024
Supply Chain Services	$160,905	$175,462	$(14,557)	(8)%	62%	61%
Performance Services	100,477	111,404	(10,927)	(10)%	38%	39%
Segment net revenue	$261,382	$286,866	$(25,484)	(9)%	100%	100%
Segment net revenue for the nine months ended March 31, 2025 and 2024 was as follows (in thousands):

	Nine Months Ended March 31,				% of Net Revenue
Net revenue:	2025	2024	Change		2025	2024
Supply Chain Services	$461,039	$504,960	$(43,921)	(9)%	61%	60%
Performance Services	288,751	330,803	(42,052)	(13)%	39%	40%
Segment net revenue	$749,790	$835,763	$(85,973)	(10)%	100%	100%
Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, purchased services activities, and financial support services through our digital invoicing and payables automation business. Beginning in fiscal year 2025, our digital invoicing and payables automation business is reported as a component of our Supply Chain Services segment to align with our strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with our digital invoicing and payables automation business as a component of Supply Chain Services.
Our Performance Services segment consists of our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets; and our direct-to-employer business.
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

Divestiture of Direct Sourcing Business - Discontinued Operations
On October 1, 2024, pursuant to the S2S Divestiture, PRAM Holdings, LLC (“PRAM”) recognized a gain on its equity value directly tied to the S2S Divestiture of $12.8 million in continuing operations. With the $52.6 million loss in discontinued operations, the net impact associated with the divestiture was $39.8 million. See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements for further information.
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
Sale of Contigo Health Network Assets
On January 16, 2025, Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. During the three and nine months ended March 31, 2025, we recorded a gain on the sale of these certain assets and liabilities of $13.9 million.
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
Trends in the United States healthcare market as well as the broader United States and global economy affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current business include the impact of inflation on the broader economy, the significant increase to input costs in healthcare, including the rising cost of labor, and the impact of the implementation of current or future healthcare legislation. Implementation of healthcare legislation could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market, and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services, or related assumptions on our business.
Impact of Inflation
While the United States inflation rate has declined from its peak in calendar year 2022, the United States economy is still experiencing elevated rates of inflation. We believe that we have continued to limit the impact of inflation on our members and believe that we maintain significantly lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, higher interest rates, and inflation continue to pressure supplier pricing.
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
See Item 1A “Risk Factors” in our 2024 Annual Report.
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
Based on the qualitative analysis performed at December 31, 2024, we determined impairment indicators were present and the carrying value of our Informatics and Technology Services (“ITS”) reporting unit more likely than not would exceed its fair value. We performed a quantitative assessment on our ITS reporting unit which resulted in $126.8 million in goodwill impairment losses recognized during the second quarter of fiscal year 2025. No triggering events were identified during the three months ended March 31, 2025 that would indicate the fair value of the ITS reporting unit was below its carrying value. The ITS reporting unit continues to have a heightened risk of future impairments if any assumptions, estimates, or market factors change unfavorably in the future. We continue to closely monitor any events, circumstances, or changes in this business that might imply a reduction in the estimated fair value and may lead to additional goodwill impairment. Refer to Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information on the impairment losses recognized in fiscal 2025.
New Accounting Standards
There were no new accounting standards adopted by the Company during the nine months ended March 31, 2025.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of net administrative fees revenue, software licenses, other services, and support revenue.
Supply Chain Services
Supply Chain Services revenue is comprised of:
•net administrative fees revenue which consists of gross administrative fees received from suppliers, reduced by the revenue share paid to members; and
•software licenses, other services, and support revenue which consist of supply chain co-management, purchased services revenue, and fees from healthcare suppliers and providers associated with the digital invoicing and payables automation business.
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid, and other managed care plans, and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts during fiscal years 2024 and 2025, competitive pressure has resulted in increases to our average fee share paid to members, a trend that is expected to continue, particularly as we continue to renew GPO member contracts that were extended at the time of our August 2020 Restructuring. In fiscal year 2025, we are targeting to address additional member agreements for renewal representing a cumulative total of greater than 80% of the gross administrative fees associated with the member agreements extended in 2020. We expect to address the majority of the remaining associated member agreements in fiscal year 2026.
Performance Services
Performance Services revenue is comprised of the following software licenses, other services, and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement, and value-based care products subscriptions, license fees, professional fees for consulting services, data licenses, performance improvement collaborative and other service subscriptions, and insurance services management fees and commissions from endorsed commercial insurance programs under our technology and services platform; and
•third-party administrator fees and fees from our centers of excellence program as part of our direct-to-employer business.
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
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and restructuring-related expenses; indirect costs such as insurance, professional fees, and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represents amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 5 - Fair Value Measurements and Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, net of capitalized labor, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.

Other Income (Expense), Net
Other income (expense), net primarily includes interest income and expense and equity in net income of unconsolidated affiliates that is generated from our equity method investments. Other income (expense), net may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, dividend income, and other non-operating gains or losses.
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
•Other non-operating gains and losses is largely comprised of the $57.0 million in cash received in July 2024 as the result of the settlement of a shareholder derivative complaint and the $13.9 million gain on the sale of certain assets and liabilities associated with Contigo Health’s wrap network business.
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
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 4 - Investments to the accompanying condensed consolidated financial statements for further information). At March 31, 2025, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of March 31, 2025, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity previously issued to certain customers of Contigo Health.
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
We define EBITDA as net income before income or loss from discontinued operations, net of tax, interest and investment income or expense, net, income tax expense, depreciation and amortization, and amortization of purchased intangible assets. We define Adjusted EBITDA as EBITDA before merger and acquisition-related expenses and non-recurring, non-cash, or non-operating items. For all Non-GAAP financial measures, we consider non-recurring items to be income or expenses and other items that have not been earned or incurred within the prior two years and are not expected to recur within the next two years. Non-recurring items include certain strategic initiative and restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. Non-operating items include gains or losses on the disposal of assets, interest and investment income or expense, equity in income of unconsolidated affiliates, and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates, and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest expense, and associated income tax expense. Non-recurring items include certain strategic initiative and restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 11 - Earnings (Loss) Per Share to the accompanying condensed consolidated financial statements for further information).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide measures that, when viewed in combination with our results prepared in accordance with GAAP, we believe allows for a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management, and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g., taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments, and stock-based compensation), non-recurring items (such as strategic initiative and restructuring-related expenses), and income and expense that have been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management, and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash items (such as impairment of intangible assets, purchase accounting adjustments, and stock-based compensation) and non-recurring items (such as strategic initiative and restructuring-related expenses) and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth, and cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow enables us to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related or complementary businesses, and/or debt reduction.

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
Non-recurring and non-cash items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, and Adjusted Net Income consist of stock-based compensation, acquisition- and disposition-related expenses, strategic initiative and restructuring-related expenses, income and expense that has been classified as discontinued operations, and other reconciling items. More information about certain of the more significant items follows below.
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures,” is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax excluding goodwill impairments and adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 24% for the three and nine months ended March 31, 2025 and 29% for the three and nine months ended March 31, 2024. The change in the effective tax rate is primarily attributable to changes in dividends received deductions as a result of a cash dividend received from an unconsolidated affiliate in the current year.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.1 million for both the three months ended March 31, 2025 and 2024 and $0.4 million and $0.5 million for the nine months ended March 31, 2025 and 2024, respectively (see Note 12 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
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
Strategic initiative and restructuring-related expenses
Strategic initiative and restructuring-related expenses include legal, accounting, and other expenses related to strategic initiative and restructuring-related activities.
Operating income from revenues sold to OMNIA
Operating income from revenues sold to OMNIA represents the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts to OMNIA, less royalty fees retained.

Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items include, but are not limited to, dividend income, gains and losses on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and any impact from non-controlling interest on adjustments to net income (loss) attributable to stockholders.
Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$142,234	54%	$157,666	55%	$406,276	54%	$458,022	55%
Software licenses, other services, and support	119,148	46%	129,200	45%	343,514	46%	377,741	45%
Net revenue	261,382	100%	286,866	100%	749,790	100%	835,763	100%
Cost of revenue:
Services and software licenses	68,213	26%	70,336	25%	204,995	27%	200,458	24%
Cost of revenue	68,213	26%	70,336	25%	204,995	27%	200,458	24%
Gross profit	193,169	74%	216,530	75%	544,795	73%	635,305	76%
Operating expenses	159,409	61%	294,100	103%	568,543	76%	591,640	71%
Operating income (loss)	33,760	13%	(77,570)	(27)%	(23,748)	(3)%	43,665	5%
Other income, net	7,341	3%	13,218	5%	96,696	13%	16,272	2%
Income (loss) before income taxes	41,101	16%	(64,352)	(22)%	72,948	10%	59,937	7%
Income tax expense (benefit)	13,488	5%	(15,493)	(5)%	18,232	2%	16,579	2%
Net income (loss) from continuing operations	27,613	11%	(48,859)	(17)%	54,716	7%	43,358	5%
Net (loss) income from discontinued operations, net of tax	(771)	—%	(303)	—%	(41,764)	(6)%	2,756	—%
Net income (loss)	26,842	10%	(49,162)	(17)%	12,952	2%	46,114	6%
Net loss (income) attributable to non-controlling interest	226	—%	8,967	3%	(11,118)	(1)%	12,754	2%
Net income (loss) attributable to stockholders	$27,068	10%	$(40,195)	(14)%	$1,834	—%	$58,868	7%

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share from continuing operations	$0.32		$(0.36)		$0.46		$0.48
Basic (loss) earnings per share from discontinued operations	(0.01)		—		(0.44)		0.02
Basic earnings (loss) per share attributable to stockholders	$0.31		$(0.36)		$0.02		$0.50

Diluted earnings (loss) per share from continuing operations	$0.32		$(0.36)		$0.46		$0.48
Diluted (loss) earnings per share from discontinued operations	(0.01)		—		(0.44)		0.02
Diluted earnings (loss) per share attributable to stockholders	$0.31		$(0.36)		$0.02		$0.50

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
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$71,746	27%	$95,245	33%	$184,264	25%	$284,972	34%
Non-GAAP Adjusted Net Income	38,969	15%	54,926	19%	98,009	13%	168,614	20%
Non-GAAP Adjusted Earnings Per Share	0.44	nm	0.49	nm	1.04	nm	1.44	nm
nm = Not meaningful
The following tables provide the reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and the reconciliation of income (loss) before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$27,613	$(48,859)	$54,716	$43,358
Interest expense, net	5,375	2,448	10,918	589
Income tax expense (benefit)	13,488	(15,493)	18,232	16,579
Depreciation and amortization	19,737	20,497	59,390	61,092
Amortization of purchased intangible assets	9,516	12,280	28,690	37,232
EBITDA	75,729	(29,127)	171,946	158,850
Stock-based compensation	6,200	8,283	16,031	23,671
Acquisition- and disposition-related expenses	3,509	1,092	4,423	8,495
Strategic initiative and restructuring-related expenses	4,100	(61)	6,093	2,969
Operating income from revenues sold to OMNIA	(14,348)	(13,196)	(45,629)	(39,659)
Equity in net (income) loss of unconsolidated affiliates	(514)	(753)	(11,849)	1,639
Other non-operating gains	(13,897)	(11,046)	(76,571)	(11,046)
Impairment of assets	6,853	140,053	133,671	140,053
Other reconciling items, net (a)	4,114	—	(13,851)	—
Total Adjusted EBITDA	$71,746	$95,245	$184,264	$284,972

Income (loss) before income taxes	$41,101	$(64,352)	$72,948	$59,937
Equity in net (income) loss of unconsolidated affiliates	(514)	(753)	(11,849)	1,639
Interest expense, net	5,375	2,448	10,918	589
Other income, net	(12,202)	(14,913)	(95,765)	(18,500)
Operating income (loss)	33,760	(77,570)	(23,748)	43,665
Depreciation and amortization	19,737	20,497	59,390	61,092
Amortization of purchased intangible assets	9,516	12,280	28,690	37,232
Stock-based compensation	6,200	8,283	16,031	23,671
Acquisition- and disposition-related expenses	3,509	1,092	4,423	8,495
Strategic initiative and restructuring-related expenses	4,100	(61)	6,093	2,969
Operating income from revenues sold to OMNIA	(14,348)	(13,196)	(45,629)	(39,659)
Deferred compensation plan (income) expense	(1,475)	3,889	1,438	7,369
Impairment of assets	6,853	140,053	133,671	140,053
Other reconciling items, net (b)	3,894	(22)	3,905	85
Total Adjusted EBITDA	$71,746	$95,245	$184,264	$284,972

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Adjusted EBITDA:
Supply Chain Services	$85,665	$102,133	$236,916	$300,052
Performance Services	19,450	26,890	43,522	81,025
Segment Adjusted EBITDA	105,115	129,023	280,438	381,077
Corporate	(33,369)	(33,778)	(96,174)	(96,105)
Total Adjusted EBITDA	$71,746	$95,245	$184,264	$284,972
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, certain legal expenses, and loss on disposal of long-lived assets.
(b)Other reconciling items, net is attributable to other miscellaneous expenses and certain legal expenses.
The following table provides the reconciliation of net income (loss) attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss) attributable to stockholders	$27,068	$(40,195)	$1,834	$58,868
Net loss (income) from discontinued operations, net of tax	771	303	41,764	(2,756)
Income tax expense (benefit)	13,488	(15,493)	18,232	16,579
Amortization of purchased intangible assets	9,516	12,280	28,690	37,232
Stock-based compensation	6,200	8,283	16,031	23,671
Acquisition- and disposition-related expenses	3,509	1,092	4,423	8,495
Strategic initiative and restructuring-related expenses	4,100	(61)	6,093	2,969
Operating income from revenues sold to OMNIA	(14,348)	(13,196)	(45,629)	(39,659)
Equity in net (income) loss of unconsolidated affiliates	(514)	(753)	(11,849)	1,639
Other non-operating gains	(13,897)	(11,046)	(76,571)	(11,046)
Impairment of assets	6,853	140,053	133,671	140,053
Other reconciling items, net (a)	8,529	(3,907)	12,270	1,440
Non-GAAP adjusted income before income taxes	51,275	77,360	128,959	237,485
Income tax expense on adjusted income before income taxes (b)	12,306	22,434	30,950	68,871
Non-GAAP Adjusted Net Income	$38,969	$54,926	$98,009	$168,614

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	87,206	111,156	94,168	116,754
Dilutive securities	501	564	514	569
Weighted average shares outstanding - diluted	87,707	111,720	94,682	117,323
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% of Non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2025 and 29% of Non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2024.

The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic earnings (loss) per share attributable to stockholders	$0.31	$(0.36)	$0.02	$0.50
Net loss (income) from discontinued operations, net of tax	0.01	—	0.44	(0.02)
Income tax expense (benefit)	0.15	(0.14)	0.19	0.14
Amortization of purchased intangible assets	0.11	0.11	0.30	0.32
Stock-based compensation	0.07	0.07	0.17	0.20
Acquisition- and disposition-related expenses	0.04	0.01	0.05	0.07
Strategic initiative and restructuring-related expenses	0.05	—	0.06	0.03
Operating income from revenues sold to OMNIA	(0.16)	(0.12)	(0.48)	(0.34)
Equity in net (income) loss of unconsolidated affiliates	(0.01)	(0.01)	(0.13)	0.01
Other non-operating gains	(0.16)	(0.10)	(0.81)	(0.09)
Impairment of assets	0.08	1.26	1.42	1.20
Other reconciling items, net (a)	0.09	(0.03)	0.14	0.01
Impact of corporation taxes (b)	(0.14)	(0.20)	(0.33)	(0.59)
Non-GAAP Adjusted Earnings Per Share	$0.44	$0.49	$1.04	$1.44
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% of Non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2025 and 29% of Non-GAAP adjusted net income before income taxes for the three and nine months ended March 31, 2024.
Consolidated Results - Comparison of the Three and Nine Months Ended March 31, 2025 to 2024
The variances in the material factors contributing to the changes in the consolidated results are discussed in “Segment Results” below.
Net Revenue
Net revenue decreased by $25.5 million, or 9%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to decreases of $14.6 million, or 8%, in Supply Chain Services and $10.9 million, or 10%, in Performance Services.
Net revenue decreased by $86.0 million, or 10%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, due to decreases of $43.9 million, or 9%, in Supply Chain Services and $42.1 million, or 13%, in Performance Services.
Cost of Revenue
Cost of revenue decreased by $2.1 million, or 3%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease is due to a decrease of $4.5 million in Performance Services, partially offset by an increase of $2.4 million in Supply Chain Services.
Cost of revenue increased by $4.5 million, or 2%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. This increase is due to an increase of $10.9 million in Supply Chain Services, partially offset by a decrease of $6.3 million in Performance Services.
Operating Expenses
Operating expenses decreased by $134.7 million, or 46%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by decreases of $131.9 million in SG&A expenses largely due to the prior year goodwill, intangible, and other long-lived assets impairment and $2.8 million in amortization of purchased intangible assets.
Operating expenses decreased by $23.1 million, or 4%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily driven by decreases of $14.0 million in SG&A expenses and $8.5 million in amortization of purchased intangible assets.

Other Income (Expense), Net
Other income (expense), net decreased by $5.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to a prior period gain on the sale of an investment in unconsolidated affiliates for $11.0 million, a decrease of $5.4 million in deferred compensation plan income due to market changes and an increase of $3.8 million in interest expense, net. These changes were partially offset by a $13.9 million gain on the sale Contigo network assets during the current period.
Other income (expense), net increased by $80.4 million during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to a non-operating gain of $57.0 million from the settlement of a shareholder derivative complaint, an increase of $18.0 million in dividend income, and an increase in income of $13.5 million in equity in net income of unconsolidated affiliates. These increases were partially offset by a decrease of interest income, net.
Income Tax Expense
Income tax expense on continuing operations was $13.5 million for the three months ended March 31, 2025 compared to an income tax benefit on continuing operations of $15.5 million for the three months ended March 31, 2024. This reflects effective tax rates of 33% and 24% for the three months ended March 31, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense and the second quarter fiscal year 2025 impairment of goodwill of the ITS reporting unit.
Income tax expense on continuing operations for the nine months ended March 31, 2025 and 2024 was $18.2 million and $16.6 million, respectively. This reflects effective tax rates of 25% and 28% for the nine months ended March 31, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing, statute of limitation release on uncertain tax positions, and the current year impairment of goodwill of the ITS reporting unit.
Net Loss/Income from Discontinued Operations, Net of Tax
Net loss/income from discontinued operations, net of tax was a net loss of $0.8 million during the three months ended March 31, 2025 compared to net loss of $0.3 million during the three months ended March 31, 2024 and a net loss of $41.8 million during the nine months ended March 31, 2025 compared to net income of $2.8 million during the nine months ended March 31, 2024. These increases in net loss were due to the $52.6 million loss on the S2S Divestiture and the completion of the sale on October 1, 2024, which affected the comparability of operational quarters across fiscal years. See Note 3 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest of $0.2 million during the three months ended March 31, 2025 changed by $8.7 million from net loss attributable to non-controlling interest of $9.0 million during the three months ended March 31, 2024. The change was largely driven by the long-lived assets impairment related to Contigo Health during the prior period.
Net income attributable to non-controlling interest of $11.1 million during the nine months ended March 31, 2025 changed by $23.9 million from net loss attributable to non-controlling interest of $12.8 million during the nine months ended March 31, 2024. The change was primarily driven by the S2S Divestiture impact on the net income in the current year period of our consolidated subsidiaries with non-controlling interests as well as the aforementioned long-lived assets impairment related to Contigo Health during the prior period. See Note 4 - Investments to the accompanying condensed consolidated financial statements for further information.
Adjusted EBITDA
Adjusted EBITDA decreased by $23.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by decreases of $16.5 million and $7.4 million in Supply Chain Services and Performance Services, respectively, partially offset by a decrease of $0.4 million in corporate expenses.
Adjusted EBITDA decreased by $100.7 million during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, driven by decreases of $63.1 million and $37.5 million in Supply Chain Services and Performance Services, respectively, as well as an increase of $0.1 million in corporate expenses.

Segment Results
Supply Chain Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
Net revenue:
Net administrative fees	$142,234	$157,666	$(15,432)	(10)%	$406,276	$458,022	$(51,746)	(11)%
Software licenses, other services, and support	18,671	17,796	875	5%	54,763	46,938	7,825	17%
Net revenue	160,905	175,462	(14,557)	(8)%	461,039	504,960	(43,921)	(9)%
Cost of revenue:
Services and software licenses	18,473	16,099	2,374	15%	51,537	40,683	10,854	27%
Cost of revenue	18,473	16,099	2,374	15%	51,537	40,683	10,854	27%
Gross profit	142,432	159,363	(16,931)	(11)%	409,502	464,277	(54,775)	(12)%
Operating expenses:
Selling, general, and administrative	60,218	51,498	8,720	17%	157,999	150,965	7,034	5%
Research and development	239	105	134	128%	648	542	106	20%
Amortization of purchased intangible assets	8,679	8,696	(17)	—%	26,072	26,333	(261)	(1)%
Operating expenses	69,136	60,299	8,837	15%	184,719	177,840	6,879	4%
Operating income	73,296	99,064	(25,768)	(26)%	224,783	286,437	(61,654)	(22)%
Depreciation and amortization	7,927	6,723			22,407	19,169
Amortization of purchased intangible assets	8,679	8,696			26,072	26,333
Acquisition- and disposition-related expenses	473	850			(348)	7,669
Operating income from revenues sold to OMNIA	(14,348)	(13,196)			(45,629)	(39,659)
Impairment of assets	5,754	—			5,754	—
Other reconciling items, net	3,884	(4)			3,877	103
Segment Adjusted EBITDA	$85,665	$102,133	$(16,468)	(16)%	$236,916	$300,052	$(63,136)	(21)%
Comparison of the Three and Nine Months Ended March 31, 2025 to 2024
Net Revenue
Supply Chain Services segment net revenue decreased by $14.6 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a decrease of $15.4 million in net administrative fees revenue, partially offset by an increase of $0.9 million in software licenses, other services, and support revenue.
Supply Chain Services segment net revenue decreased by $43.9 million, or 9%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 due to a decrease of $51.7 million in net administrative fees revenue, partially offset by an increase of $7.8 million in software licenses, other services, and support revenue.
Net Administrative Fees
Net administrative fees decreased by $15.4 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and $51.7 million, or 11%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. These decreases were largely due to an increase in the aggregate blended fee share paid to members as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements due to market dynamics. These decreases were partially offset by increased utilization and further penetration of our contracts by existing members.
Software Licenses, Other Services, and Support Revenue
Software licenses, other services, and support revenue was flat during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Software licenses, other services, and support revenue increased $7.8 million, or 17%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increase in software licenses, other services, and support revenue is driven by an increase in supply chain co-management fees as a result of new agreements.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $2.4 million, or 15%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and $10.9 million, or 27%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increases were primarily attributable to increases in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business and depreciation expense.
Operating Expenses
Supply Chain Services segment operating expenses increased by $8.8 million, or 15%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in SG&A expenses in the current year period primarily due to the impairment of assets related to changes in utilization of our New York, New York office and certain legal expenses.
Supply Chain Services segment operating expenses increased by $6.9 million, or 4%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 attributable to an increase in SG&A expenses largely due to the impairment of assets related to changes in utilization of our New York, New York office and increase in bad debt expense, partially offset by a decrease in acquisition- and disposition-related expenses driven by the net change in the year over year fair value of the Acurity and Nexera earn-out liability.
Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $16.5 million, or 16%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to the aforementioned decrease in net revenue and increase in cost of revenue.
Supply Chain Services Segment Adjusted EBITDA decreased by $63.1 million, or 21%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was primarily due to the aforementioned decrease in net revenue and increases in cost of revenue and bad debt expense.

Performance Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
Net revenue:
Software licenses, other services, and support
SaaS-based products subscriptions	$37,667	$43,627	$(5,960)	(14)%	115,044	132,532	$(17,488)	(13)%
Consulting services	16,893	21,561	(4,668)	(22)%	50,402	67,250	(16,848)	(25)%
Software licenses	28,021	25,837	2,184	8%	68,379	60,544	7,835	13%
Other	17,896	20,379	(2,483)	(12)%	54,926	70,477	(15,551)	(22)%
Net revenue	100,477	111,404	(10,927)	(10)%	288,751	330,803	(42,052)	(13)%
Cost of revenue:
Services and software licenses	49,740	54,237	(4,497)	(8)%	153,458	159,775	(6,317)	(4)%
Cost of revenue	49,740	54,237	(4,497)	(8)%	153,458	159,775	(6,317)	(4)%
Gross profit	50,737	57,167	(6,430)	(11)%	135,293	171,028	(35,735)	(21)%
Operating expenses:
Selling, general, and administrative	44,370	181,877	(137,507)	(76)%	254,754	264,824	(10,070)	(4)%
Research and development	394	556	(162)	(29)%	1,297	1,910	(613)	(32)%
Amortization of purchased intangible assets	837	3,584	(2,747)	(77)%	2,618	10,899	(8,281)	(76)%
Operating expenses	45,601	186,017	(140,416)	(75)%	258,669	277,633	(18,964)	(7)%
Operating income (loss)	5,136	(128,850)	133,986	(104)%	(123,376)	(106,605)	(16,771)	16%
Depreciation and amortization	10,441	11,879			32,677	35,870
Amortization of purchased intangible assets	837	3,584			2,618	10,899
Acquisition- and disposition-related expenses	3,036	242			4,771	826
Impairment of assets	—	140,053			126,818	140,053
Other reconciling items, net	—	(18)			14	(18)
Segment Adjusted EBITDA	$19,450	$26,890	$(7,440)	(28)%	$43,522	$81,025	$(37,503)	(46)%
Comparison of the Three and Nine Months Ended March 31, 2025 to 2024
Net Revenue
Net revenue in our Performance Services segment decreased by $10.9 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreases of $6.0 million in SaaS-based products subscriptions revenue primarily due to contract expirations and conversion of SaaS-based products to license-based products in recent periods, $4.7 million in consulting services primarily due to lower demand, and $2.5 million in other revenue primarily related to lower Contigo Health revenue driven by the January sale of assets associated with the wrap network business and expected customer attrition, partially offset by an increase in data contracts due to their timing in the current year period and an increase of $2.2 million in enterprise analytics license revenue.
Net revenue in our Performance Services segment decreased by $42.1 million, or 13%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was largely attributable to decreases of $17.5 million in SaaS-based products subscriptions revenue primarily due to contract expirations and conversion of SaaS-based products to licensed-based products in recent periods, $16.8 million in consulting services primarily due to lower demand, and $15.6 million in other revenue primarily related to lower Contigo Health revenue driven by the January sale of assets associated with the wrap network business and expected customer attrition and the timing of data contracts in the current year period. These decreases were partially offset by an increase of $7.8 million in enterprise analytics license revenue.

Cost of Revenue
Performance Services segment cost of revenue decreased by $4.5 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and $6.3 million, or 4%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. These decreases were primarily due to lower employee-related costs.
Operating Expenses
Performance Services segment operating expenses decreased by $140.4 million, or 75%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 driven by a decrease of $137.5 million in SG&A expenses primarily due to the prior year goodwill, intangible, and other long-lived assets impairment of $140.1 million related to Contigo Health as well as a $2.7 million decrease in amortization of purchased intangible assets due to the prior year impairment of Contigo Health intangible assets.
Performance Services segment operating expenses decreased by $19.0 million, or 7%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was primarily due to a net decrease in goodwill, intangible, and other long-lived assets impairment of $13.2 million related to Contigo Health in the prior year and the ITS reporting unit in the current year as well as a $8.3 million decrease in amortization of purchased intangible assets due to Contigo intangible assets being fully impaired in the prior year (see Note 7 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information).
Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $7.4 million, or 28%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and $37.5 million, or 46%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, as a result of the aforementioned decreases in net revenue, partially offset by the decrease in cost of revenue.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
Operating expenses:
Selling, general, and administrative	$44,672	$47,784	$(3,112)	(7)%	$125,155	$136,167	$(11,012)	(8)%
Operating expenses	44,672	47,784	(3,112)	(7)%	125,155	136,167	(11,012)	(8)%
Operating loss	(44,672)	(47,784)	3,112	(7)%	(125,155)	(136,167)	11,012	(8)%
Depreciation and amortization	1,369	1,895			4,306	6,053
Stock-based compensation	6,200	8,283			16,031	23,671
Strategic initiative and restructuring-related expenses	4,100	(61)			6,093	2,969
Deferred compensation plan (income) expense	(1,475)	3,889			1,438	7,369
Impairment of assets	1,099	—			1,099	—
Other reconciling items, net	10	—			14	—
Adjusted EBITDA	$(33,369)	$(33,778)	$409	1%	$(96,174)	$(96,105)	$(69)	—%
Comparison of the Three and Nine Months Ended March 31, 2025 to 2024
Operating Expenses
Corporate operating expenses decreased by $3.1 million, or 7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 driven by decreases in deferred compensation plan expense as a result of market changes and stock-based compensation expense, partially offset by an increase in strategic initiative and restructuring-related expenses due to severance expense.
Corporate operating expenses decreased by $11.0 million, or 8%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 driven by decreases in stock-based compensation expense and deferred compensation plan expense as a result of market changes. These decreases were partially offset by an increase in strategic initiative and restructuring-related expenses due to severance expense.

Adjusted EBITDA
Corporate adjusted EBITDA was flat for both the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements.
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
As of March 31, 2025 and June 30, 2024, we had cash and cash equivalents of $71.3 million and $125.1 million, respectively.
Credit Facility
At March 31, 2025, we had $255.0 million in outstanding borrowings under our Credit Facility. At June 30, 2024, we had no outstanding borrowings under our Credit Facility. During the nine months ended March 31, 2025, we borrowed $340.0 million which was used for general corporate purposes and to fund stock repurchases under the $1.0 billion Share Repurchase Authorization, and repaid $85.0 million of borrowings under our Credit Facility. In April 2025, we repaid $70.0 million of outstanding borrowings under the Credit Facility.
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
At March 31, 2025, we had a net working capital deficit of $304.3 million compared to net working capital of $8.7 million at June 30, 2024. The decrease in net working capital is primarily due to the current year borrowings on the Credit Facility to fund the stock repurchases under the $1.0 billion Share Repurchase Authorization. While the Credit Facility is held within current liabilities on the Condensed Consolidated Balance Sheets, we have the ability to renew and extend the term of the borrowings.
Cash Dividends
In each of September 2024, December 2024, and March 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On April 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable no later than June 15, 2025 to stockholders of record on June 1, 2025.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.

Discussion of Cash Flows for the Nine Months Ended March 31, 2025 and 2024
A summary of net cash flows is as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities from continuing operations	$307,780	$160,864
Investing activities	(40,495)	(54,903)
Financing activities	(306,721)	(163,311)
Operating activities from discontinued operations	(14,336)	29,406
Effect of exchange rate changes on cash flows	(47)	7
Net decrease in cash and cash equivalents	$(53,819)	$(27,937)
Net cash provided by operating activities from continuing operations increased by $146.9 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increase in net cash provided by operating activities from continuing operations was driven by lower cash income taxes paid in the current year period (cash income taxes of $148.6 million paid in fiscal year 2024 on proceeds received from the sale of future revenues to OMNIA), the $57.0 million received in the current year period as the result of the settlement of a shareholder derivative complaint, and a $17.6 million cash dividend from an unconsolidated affiliate. These increases to cash were partially offset by an increase of $49.6 million in cash paid for operating expenses primarily as a result of an increase in performance-related compensation related to the prior fiscal year performance and a decrease of $20.0 million in cash receipts driven by lower net revenue.
Net cash used in investing activities decreased by $14.4 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 driven by net proceeds of $20.4 million from the sale of the assets associated with Contigo’s wrap network business and the cash settlement of net working capital associated with the sale of S2S to Prestige and a $6.7 million decrease in purchases of property and equipment. These changes were partially offset by the prior year proceeds of $12.8 million from the sale of investment in unconsolidated affiliates.
Net cash used in financing activities increased by $143.4 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increase in net cash used in financing activities was primarily driven by a decrease in net proceeds from the sale of future revenues of $603.9 million (see Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information). The change was offset by the current year net borrowings of $255.0 million, as well as the prior year repayment of $215.0 million under our Credit Facility and a $13.4 million decrease in cash dividends paid as a result of the Common Stock repurchases.
Net cash used in operating activities attributable to discontinued operations of $14.3 million for the nine months ended March 31, 2025 changed by $43.7 million from net cash provided by operating activities attributable to discontinued operations of $29.4 million for the nine months ended March 31, 2024. The change in net cash used in operating activities attributable to discontinued operations was due to a decrease in cash receipts from customers, partially offset by lower payments for expenses due to the S2S Divestiture, which closed on October 1, 2024.
Discussion of Non-GAAP Free Cash Flow for the Nine Months Ended March 31, 2025 and 2024
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.

A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities from continuing operations for the periods presented is as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities from continuing operations	$307,780	$160,864
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(75,969)	(74,574)
Purchases of property and equipment	(60,897)	(67,626)
Cash payments to OMNIA for the sale of future revenues (b)	(40,593)	(24,163)
Cash tax payments on proceeds received from the sale of future revenues	—	148,606
Non-GAAP Free Cash Flow	$130,321	$143,107
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the nine months ended March 31, 2025, we paid $77.0 million to members including imputed interest of $1.0 million which is included in net cash provided by operating activities from continuing operations. During the nine months ended March 31, 2024, we paid $77.0 million to members including imputed interest of $2.4 million which is included in net cash provided by operating activities from continuing operations. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.
(b)Cash payments to OMNIA for the sale of future revenues in connection with our sale of non-healthcare contracts to OMNIA are presented in our Condensed Consolidated Statements of Cash Flows under “Payments on liability related to the sale of future revenues.” During the nine months ended March 31, 2025, we paid $53.4 million to OMNIA including imputed interest of $12.8 million which is included in net cash provided by operating activities from continuing operations. During the nine months ended March 31, 2024, we paid $34.5 million to OMNIA including imputed interest of $10.3 million which is included in net cash provided by operating activities from continuing operations. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed financial statements for further information.
Non-GAAP Free Cash Flow decreased by $12.8 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease in Non-GAAP Free Cash Flow was primarily due to the increase of $16.4 million in the cash payments to OMNIA for the sale of future revenues due to the timing of the completion of the purchase agreement in the prior year partially offset by the $6.7 million decrease in purchases of property and equipment.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At March 31, 2025, the interest rate on outstanding borrowings under the Credit Facility was 5.668%, and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at March 31, 2025.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At March 31, 2025, we had $255.0 million of outstanding borrowings under the Credit Facility with $740.0 million of available borrowing capacity after reductions for outstanding letters of credit. In April 2025, we repaid $70.0 million of outstanding borrowings under the Credit Facility.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.24 to the 2024 Annual Report as well as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. See also Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Notes Payable to Former Limited Partners
At March 31, 2025, $25.7 million remains to be paid without interest in one final quarterly installment to former limited partners that elected to execute Unit Exchange Agreements ending with the quarter ended June 30, 2025. See Note 8 - Debt and Notes Payable to the accompanying condensed consolidated financial statements for further information.

Sale of Non-Healthcare GPO Member Contracts
At March 31, 2025, we had non-recourse commitments of $653.0 million for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, with an effective annual interest rate of 2.5%, in monthly payments from net administrative fees received in connection with the sold contracts. These payments commenced during the first quarter of fiscal year 2024 for a period of at least 10 years. See Note 9 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In each of September 2024, December 2024, and March 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On April 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable no later than June 15, 2025 to stockholders of record on June 1, 2025.
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
Share Repurchase Authorization
In February 2024, we announced our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of our Common Stock, excluding fees and expenses. Under the terms of the 2024 ASR Agreement, we made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of our Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the 2024 ASR Agreement, we received an additional approximate 4.8 million shares of our Common Stock. In total, we repurchased approximately 19.9 million shares of our Common Stock under the 2024 ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of our Common Stock during the term of the 2024 ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in our Condensed Consolidated Balance Sheet.
In August 2024, we announced our Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. We completed this repurchase program on January 6, 2025, repurchasing an aggregate of approximately 9.5 million shares of our Common Stock at an average price of $21.00 per share in open market transactions for a total purchase price of $200.0 million. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in our Condensed Consolidated Balance Sheets.
On February 18, 2025, we announced our Board of Directors approved and that we had entered into two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to the Share Repurchase Authorization for an aggregate repurchase of $200.0 million of our Common Stock, excluding fees and expenses. Under the terms of the 2025 ASR Agreements, on February 18, 2025, we made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, received from JPMorgan initial deliveries of approximately 9.0 million shares, or $160.0 million, of our Common Stock at $17.77 per share. The final number of shares of our Common Stock to be repurchased under the 2025 ASR Agreements will be determined on completion of the transactions and will generally be based on the volume-weighted average share price of our Common Stock during the term of each of the 2025 ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of each of the 2025 ASR Agreements. The final settlements of the transactions are expected to be completed no later than the end of the first quarter of our fiscal year 2026. At settlement under each of the 2025 ASR Agreements, under certain circumstances, JPMorgan may be required to deliver additional shares of our Common Stock to us, or, under certain circumstances, we may be required deliver shares of our Common Stock to JPMorgan.
The initial deliveries of shares pursuant to the 2025 ASR Agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 2025 ASR Agreements were accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portions of the 2025 ASR Agreements were recorded in additional paid-in capital in our Condensed Consolidated Balance Sheet. The forward stock purchase contract is considered indexed to our own stock and is classified as an equity instrument.

Although repurchases of our Common Stock are authorized under the Share Repurchase Authorization through June 30, 2025, additional share repurchases are restricted under the 2025 ASR Agreements. There can be no assurances regarding the timing or number of shares of our Common Stock repurchased under the remaining amount of the Share Repurchase Authorization. The Share Repurchase Authorization may be suspended, delayed, or discontinued at any time at the discretion of our Board of Directors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At March 31, 2025, we had $255.0 million of outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at March 31, 2025, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.6 million.
We periodically invest our excess cash in a portfolio of individual cash equivalents. We do not hold any material derivative financial instruments. We do not expect changes in interest rates to have a material impact on our results of operations or financial position. We plan to mitigate default, market, and investment risks of our invested funds by investing in low-risk securities.
Foreign Currency Risk
Substantially all of our financial transactions are conducted in United States dollars. We do not have significant foreign operations and, accordingly, do not believe we have market risk associated with foreign currencies.
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
As of March 31, 2025, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 for prior updates to our legal proceedings during our 2025 fiscal year.
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
In February 2024, we announced our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and entered into a $400.0 million accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. pursuant to the Share Repurchase Authorization. Final settlement of the accelerated share repurchase transaction under the 2024 ASR Agreement was completed in July 2024.
In August 2024, we announced our Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization (the “Market Repurchases”). We completed the $200.0 million of Market Repurchases on January 6, 2025.
On February 18, 2025, we announced our Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to the Share Repurchase Authorization for an aggregate repurchase of $200.0 million of our Common Stock.

The following table summarizes information relating to repurchases of our Common Stock during the quarter ended March 31, 2025, all of which were pursuant to Market Repurchases or the 2025 ASR Agreements under the Share Repurchase Authorization. Share price information below is presented exclusive of commissions and of any excise tax due on stock repurchases under the Inflation Reduction Act, which does not impact the amount of the Share Repurchase Authorization.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (c)
January 1 through January 31, 2025	368,486	(a)	$21.41	(a)	368,486	(a)	$400.0
February 1 through February 28, 2025	9,003,940	(b)	$17.77	(b)	9,003,940	(b)	$200.0
March 1 through March 31, 2025	—		$—		—		$200.0
Total	9,372,426		$17.91		9,372,426
_________________________________
(a)Market Repurchases pursuant to a trading plan entered into with a financial institution intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(b)Repurchases from JPMorgan pursuant to the 2025 ASR Agreements. Under the terms of the 2025 ASR Agreements, on February 18, 2025, we made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, we received from JP Morgan initial deliveries of $160.0 million of our Common Stock at $17.77 per share, the closing price of our Common Stock on February 14, 2025. The final number of shares of our Common Stock to be repurchased under the 2025 ASR Agreements will be determined on completion of the transactions and will generally be based on the volume-weighted average share price of our Common Stock during the term of each of the 2025 ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of each of the 2025 ASR Agreements. The final settlements of the transactions are expected to be completed no later than the first quarter of fiscal year 2026. At settlement under each of the 2025 ASR Agreements, under certain circumstances, JPMorgan may be required to deliver additional shares of our Common Stock to us, or, under certain circumstances, we may be required to deliver shares of our Common Stock to JPMorgan. Accordingly, the average price per share for all share purchases under the 2025 ASR Agreements will be determined upon the final settlement.
(c)Reflects the remaining amount under the Share Repurchase Authorization as of the end of the period presented, exclusive of commissions and any excise taxes. Repurchases of our common stock under the Share Repurchase Authorization may occur from time to time through June 30, 2025, in open market purchases, privately negotiated transactions, accelerated or other structured repurchase programs or other means, subject to compliance with applicable securities laws and other legal requirements. The Share Repurchase Authorization may be suspended, delayed or discontinued at any time at the discretion of the Company’s Board of Directors.
Item 5. Other Information
The table below sets forth SEC Rule 10b5-1 trading plans adopted and/or terminated by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended March 31, 2025. Each new plan listed in the table was adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)	Scheduled Expiration Date(d)
Helen M. Boudreau, Director	Adopt	02/20/2025	X		2,000	03/31/2026
_________________________________
(a) Insider trading plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c).
(b) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
(c) The number reported as the total shares to be sold under the trading plan are shares of our Common Stock that are currently owned.
(d) The trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.

Item 6. Exhibits

Exhibit No.	Description

10.1
Issuer Forward Repurchase Transaction agreement dated February 18, 2025, between Premier, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2025).

10.2
Issuer Forward Repurchase Transaction agreement dated February 18, 2025, between Premier, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 19, 2025).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

101	Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
‡    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	May 6, 2025	By:	/s/ Glenn G. Coleman
		Name:	Glenn G. Coleman
		Title:	Chief Administrative and Financial Officer
On behalf of the registrant and as principal financial officer

Date:	May 6, 2025	By:	/s/ Crystal B. Climer
		Name:	Crystal B. Climer
		Title:	Chief Accounting Officer and Senior Vice President, Finance
On behalf of the registrant and as principal accounting officer